Form 10-Q
period 1996-04-09
ITEX CORPORATION
filed 1996-05-29
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 9, 1996

Commission File Number 0-18275

ITEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)




          Nevada                                           93-0922994
          ---------------------                            -------------------
        State (or other jurisdiction of                    (IRS Employer
          incorporation or organization)                   Identification No.)


          10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                                (503) 244-4673
                                 -------------
              (Registrant's telephone number including area code)


Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                 No


Number of Shares of Common Stock, $0.01 Par Value Outstanding at May 20, 1996:

6,776,000

ITEX CORPORATION

FORM 10-Q
For the Quarterly Period Ended
April 9, 1996

INDEX


PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS AT APRIL 9, 1996 AND
    JULY 31, 1995

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE
    AND THIRTY-SIX WEEK PERIODS ENDED APRIL 9, 1996 AND 1995

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
    THIRTY-SIX WEEK PERIODS ENDED APRIL 9, 1996 AND 1995


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                        April 9, 1996          July 31, 1995
                                                      ------------------      ---------------
ASSETS
Current Assets
   Cash .......................................        $     1,771             $     1,524
   Accounts receivable, net of allowance
    for doubtful accounts of $120 and $132.....              1,372                   1,117
   Deferred tax asset..........................                  4                      51
   Prepaids and other current assets...........              1,098                     324
                                                      -----------------        --------------
     Total current assets......................              4,245                   3,016

Inventory for Principal Party Trading..........              9,008                   5,696

Available For Sale Equity Securities...........              3,671                   3,332

Investment in Foreign Equity Affiliate.........              3,230                   2,040

Investment in SLI, Inc.........................              2,820                      --

Goodwill and Purchased Member Lists, net.......              1,000                   1,067

Deferred Tax Asset.............................                 --                      26

Other Assets...................................                796                     401
                                                      -----------------        --------------

                                                      $     24,770            $     15,578
                                                      =================       ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................       $        276            $        133
   Portion of receivables due to brokers.......                705                     580
   Trade credits issued in excess of earned....              1,123                       4
   Income taxes payable .......................                343                     474
   Deferred tax liability .....................                 --                      43
   Current portion of long term indebtedness...                 29                      61
   Other current liabilities ..................                234                     214
                                                      -----------------         -------------
     Total current liabilities                               2,710                   1,509

Deferred Income Taxes                                          237                     130

Long-term Indebtedness                                         109                     156

Stockholders' Equity
   Common stock, $.01 par value; 20,000,000
    shares authorized; 6,756,000 and 5,212,000
    shares issued and outstanding..............                 68                      52
   Paid-in capital.............................             16,125                  10,624
   Common stock subscribed.....................                 --                       1
   Net unrealized gain (loss) on marketable
    equity securities..........................                 92                      92
   Treasury stock, at cost (10,000 and
    20,000 shares).............................                (34)                    (68)

Retained earnings...........................                 5,463                   3,082
                                                     -----------------         ---------------
     Total stockholders' equity................             21,714                  13,783
                                                     -----------------         ---------------
                                                       $    24,770              $   15,578
                                                     =================         ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                       ITEX CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)


                                              Twelve Weeks Ended       Thirty-six Weeks Ended
                                                    April 9                    April 9
                                           ------------------------   ------------------------
                                               1996        1995          1996         1995
                                           -----------  -----------  ------------  -----------
Revenue
   Corporate trading revenue............    $   1,162    $   3,679    $   11,980    $  10,673
   Trade exchange revenue...............        5,275        2,416        10,449        6,187
                                           -----------  -----------  ------------  -----------
                                                6,437        6,095        22,429       16,860
                                           -----------  -----------  ------------  -----------

Costs and Expenses
   Costs of corporate trading...........          841        2,678         9,819        8,441
   Costs of trade exchange revenue......        2,791        1,534         5,067        3,096
   Selling, general and administrative..        2,014        1,371         5,756        4,545
                                           -----------  -----------  ------------  -----------
                                                5,646        5,583        20,642       16,092
                                           -----------  -----------  ------------  -----------

Income (Loss) from Operations...........          791          512         1,787          778

Other Income (Expense)
   Interest income (expense), net.......           18            3            59            1
   Miscellaneous, net...................           90           --            98           --
                                           -----------  -----------  ------------  -----------
                                                  108            3           157            1
                                           -----------  -----------  ------------  -----------

Income Before Taxes and Equity in Net
  Income (Loss) of Foreign Affiliate....          899          515         1,944          779

Provision (Credit) for Income Taxes.....          387          445           753          326
                                           -----------  -----------  ------------  -----------

Income Before Equity in Net Income
  (Loss) of Foreign Affiliate...........          512           70         1,191          453

Equity in Net Income (Loss) of
  Foreign Affiliate.....................          234          346         1,190          560
                                           -----------  -----------  ------------  -----------

Net Income (Loss).......................    $     746    $     416    $    2,381    $   1,013
                                           ===========  ===========  ============  ===========

Average Common and Equivalent Shares:
   Primary..............................        8,048        3,666         7,534        3,666
                                           ===========  ===========  ============  ===========
   Fully diluted........................                                   7,896
                                                                     ============
Net Income Per Common and Equivalent
  Share:
   Primary..............................    $    0.09    $    0.11    $     0.32    $    0.28
                                           ===========  ===========  ============  ===========
   Fully diluted........................                              $     0.30
                                                                     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                       ITEX CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                        Thirty-six Weeks Ended April 9
                                                       --------------------------------
                                                            1996               1995
                                                       --------------     -------------
Cash Flows from Operating Activities
   Net income.......................................    $     2,381        $     1,013
                                                       --------------     -------------
Adjustments:
   Equity in net income of foreign affiliate........         (1,190)              (560)
   Deferred revenue realized........................             --               (153)
   Revenue received in stock........................            (89)                --
   Depreciation and amortization....................            146                101
   Services paid for in stock.......................            225                286
   Net trade revenue earned over trade costs........         (2,296)            (1,471)
Changes in operating assets and liabilities:
   Accounts receivable..............................           (405)               152
   Deferred tax assets..............................             74                (56)
   Prepaids and other assets........................            206                163
   Principal party trading inventory................             --                 --
   Accounts payable.................................              4                (31)
   Portion of receivables due to brokers............            124                 46
   Income taxes payable.............................           (132)               133
   Deferred tax liabilities.........................             63               (144)
   Other current liabilities........................            (47)                19
                                                       --------------     -------------
   Total adjustments................................         (3,317)            (1,515)
                                                       --------------     -------------
     Net cash (used in) operating activities........           (936)              (502)
                                                       --------------     -------------
Cash Flows from Investing Activities
   Acquisition of SLI, Inc., resulting in 50% interest
   in Business Exchange International Corporation...         (2,175)                --
   Additions to equipment and information systems...           (184)               (22)
                                                       --------------     -------------
     Net cash (utilized in) investing activities....         (2,359)               (22)
                                                       --------------     -------------
Cash Flows from Financing Activities
   Proceeds from sales of common stock..............          3,576                475
   Proceeds from notes payable......................             --                 75
   Repayments of notes payable......................             (7)              (141)
   Repayments of bank borrowings....................             --               (100)
   Repayments of other obligations..................            (27)               (18)
                                                       --------------     -------------
     Net cash provided by financing activities......          3,542                291
                                                       --------------     -------------

Net increase (decrease) in cash and equivalents.....            247               (233)
Cash and cash equivalents at beginning of period....          1,524                451
                                                       --------------     -------------
Cash and Cash Equivalents at End of Period..........    $     1,771        $       218
                                                       ==============     =============

Supplemental Cash Flow Information
- ----------------------------------
Cash paid for interest..............................    $        13        $        16
Cash paid for income taxes..........................            557                165
Equipment, inventory, information systems development
  services, prepaids, customer lists, marketable
  securities and goodwill acquired for common stock
  and ITEX trade dollars............................          4,233              1,913
Portion of cost of investment in SLI, Inc. paid for
  in stock..........................................            645
Softpoint, Inc. Class B 9% cumulative convertible
  preferred stock purchased for ITEX trade dollars..                               500


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

This Form 10-Q includes the consolidated financial statements of ITEX Corporation (the "Company") and its wholly-owned subsidiary. The consolidated balance sheet as of July 31, 1995 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended April 9, 1996 and 1995 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve- and thirty-six week periods ended April 9, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending
July 31, 1996.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1995 Annual Report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS AND LIQUIDITY

The Company is engaged in international operations in both the retail barter exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Barter Exchange (the Exchange), which is an association of business owners and professionals who trade goods and
services with other members of the Exchange.   The Company promotes the
maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b) conserving members' cash by their ability to spend ITEX trade dollars, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and (e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

The Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX trade dollars. An ITEX trade dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX trade dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. ITEX trade dollars may not be redeemed for cash. ITEX trade dollars may be used only in the manner and for the purpose set forth in the ITEX Trading Rules that govern the Exchange. ITEX trade dollars are not legal tender, securities, or commodities.

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a
principal party in barter transactions with other members.   The Company also
engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for the twelve- and thirty-six week periods ended April 9, 1996:

                               Twelve Weeks            Thirty-six
                                  Ended                 Weeks Ended
                               April 9, 1996           April 9, 1996
                             ------------------      ------------------
                              (in thousands)

Corporate Trading Revenue
  Trade                           $   387                 $  9,835
  Cash                                775                    2,145
                                  ---------               ----------
                                    1,162                   11,980.1
                                  ---------               ----------

Trade Exchange Revenue
  Trade                           $ 2,614                 $  4,488
  Cash                              2,661                    5,961
                                  ---------               ----------
                                    5,274                   10,449
                                  ---------               ----------

Total Revenue
  Trade                             3,001                   14,323
  Cash                              3,436                    8,106
                                  ---------               ----------
                                  $ 6,437                 $ 22,429
                                  =========               ==========



The Company operates with the objectives of long-term wealth-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX trade dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX trade dollars that have been earned by the Company in trade transactions. The companies invested in are able to use the ITEX trade dollars received in payment for the stock issued to purchase goods and services used in the operation of their businesses.

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,671,000 at April 9, 1996, stated at the lower of cost or market. Also at April 9, 1996, the Company owned inventories of goods and services totaling $9,008,000, stated at the lower of cost or market, which were available for corporate trading, trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

Even though the Statement of Cash Flows indicates negative cash flow from operations, the Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term wealth building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several areas of business development that would be expected to contribute in the future to long-range wealth building. At the Company's discretion, it could conserve cash by suspending or terminating these activities. The Company is considering reducing or selling one or more of its development projects in order to improve the Company's overall cash flow. However, there can be no assurance that operating conditions will enable the Company to continue to operate as described above or that adequate funds from any sources will continue to be available on terms acceptable to the Company.

NOTE 3 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                             April 9, 1996   July 31, 1995
                                             -------------   -------------
                                                    (in thousands)

      Prepaid media advertising duebills    $     2,979    $     3,402
      Golden Age of Radio inventory                 244             --
      Image production inventory                    339            292
      Art work                                    3,550            245
      Foreign hotel roomnights                      283            226
      Domestic hotel roomnights                   1,355          1,531
      Miscellaneous inventory                       258             --
                                             ----------     ----------
                                             $    9,008    $     5,696
                                              ==========   ===========

NOTE 4 - INVESTMENT IN FOREIGN EQUITY AFFILIATE

The Company owns a 49% interest in Associated Reciprocal Traders, Inc. ("ART"), a foreign corporation based in Switzerland with international commercial barter operations. ART engages in commercial barter transactions as a buyer and seller of goods and services with companies and businesses that are based in countries outside the United States, as well as U.S. companies. The Company accounts for its investment in and share of net income or loss of ART by the equity method. The Company's equity share of ART's net income, after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was $234,000 and $1,190,000 for the twelve- and thirty-six week periods ended April 9, 1996, respectively. Comparable amounts were equity shares of net income of $346,000 and $560,000 for the twelve- and thirty-six week periods ended April 9, 1995, respectively.

Following is summary balance sheet data of ART as of April 9, 1996 and July 31, 1995:


                                          April 9, 1996      July 31, 1995
                                          -------------      -------------
                                          (in thousands)

      Total assets                         $    6,510        $    4,543
                                           ==========        ==========
      Current liabilities                  $      568        $      469
      Stockholders' equity                      5,942             4,074
                                           ----------        ----------
      Total liabilities and equity         $    6,510        $    4,543
                                           ==========        ==========


The assets of ART as of April 9, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation.

NOTE 5 - BANK LINE OF CREDIT

The Company has a line of credit facility with a bank that expires May 31, 1996. Pursuant to the line of credit, the Company may borrow up to $200,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 2%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts
receivable, fixed assets and inventory.   As of April 9, 1996, the Company had
no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $200,000 was available to the Company as of April 9, 1996. The Company is currently discussing the terms of a new line of credit arrangement with the bank, which the Company believes will include a higher borrowing limit than that of the current credit facility.

NOTE 6 - TRADE DOLLARS ISSUED IN EXCESS OF EARNED

At April 9, 1996, the Company had expended $1,123,000 ITEX trade dollars in excess of the amount of trade dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

Trade dollars issued in excess of earned by the Company is specifically provided for in the ITEX Trading Rules that govern the Exchange. Such provisions allow the Company to issue trade dollars in excess of earned within certain guideline amounts. This provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services to Exchange members to offset any amounts of trade dollars issued in excess of earned. This could be accomplished by the sale for trade dollars of the inventories for which acquisition resulted in the trade dollars issued in excess of earned or other inventories, by otherwise earning trade dollars, or a combination of both.

NOTE 7 - CAPITAL STOCK

Private Placements.   During the first three quarters of fiscal 1996, the
Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants are exercisable from date of issuance and expire on July 31, 1996.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of
issuance.   The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the date of issuance. Wycliff must pay the purchase price of the units at a minimum rate of $625,000 per quarter.

Through April 9, 1996, the Company received $1,250,000 from Wycliff and issued 255,624 shares of common stock and the Company also issued warrants to purchase 255,624 shares of common stock at an exercise price of $4.89 per share, exercisable from and after two years from the date of issuance, with expiration five years from the date of issuance, and warrants to purchase 255,624 shares of common stock at an exercise price of $6.12 per share, exercisable from and after four years from the date of issuance, with expiration ten years from the date of issuance

Under the terms of the Wycliff private placement, if the entire purchase price of $5,000,000 is paid no later than December 31, 1996, the Company will issue to Wycliff warrants to purchase an additional 250,000 shares of common stock at an exercise price of $4.89 per share. The private placement terms also provide that Wycliff shall pay to the Company additional amounts equal to 8% per annum for any portion of the purchase price that is not paid on or before December 31, 1996. Further, the private placement provides that if Wycliff fails to pay at least $625,000 in any calendar quarter, the Company may, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff.

In addition, during the first three quarters of fiscal 1996, the Company issued 350,000 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Option Plan. During the thirty-six week period ended April 9, 1996, the Company received proceeds totaling $727,000 from the exercise of stock options to purchase 418,000 shares of common stock pursuant to previously existing option plans. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 15, 1995, pursuant to which 1,300,000 shares of common stock were reserved for issuance, 1,295,000 of which were granted to optionees at an exercise price of $6.25 per share. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant at the discretion of
the Board of Directors.   The plan was approved by the Company's shareholders
at the annual meeting of the Company's shareholders held on May 3, 1996. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

Warrants. During the thirty-six week period ended April 9, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

Stock Split.   At the annual meeting of the Company's shareholders on May 3,
1996, the Company's shareholders approved a two-for-one forward stock split with respect to the Company's common stock. The stock split has not yet been implemented by the Company. Upon implementation of the stock split, all share and per share data included in the Company's financial statements would be restated to give effect to the stock split.NOTE 8 - ACQUISITION

Subsequent to April 9, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including the acquiree's membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments
thereafter until the final payment on August 1, 1998.   The acquisition will
be accounted for by the purchase method.

NOTE 9 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
                 INTERNATIONAL CORPORATION AND RELATED LITIGATION

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $585,000. The Company then made a cash contribution to the
capital of SLI of $1,750,000 and made a loan of $300,000 to SLI.   Also on
January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common stock interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

The agreement between SLI and BXI's other 50% owner provides that either party may make an offer to the other for the purchase of an additional 1% interest
in BXI.   In the event of such an offer, the offeree is entitled to either accept the amount offered and sell a 1% interest in BXI to the party making the offer or, alternatively, the offeree is entitled to purchase a 1% interest from the offering party by paying the same amount.

The Company has agreed to issue an additional 60,000 shares of the Company's common stock to the former shareholders of SLI if the Company acquires an additional 1% interest in BXI.

Subsequent to the transactions described above, the owner of the other 50% interest in BXI issued a series of press releases and widespread communications throughout the commercial barter industry stating, among other things, that BXI was not the owner of the assets of the BXI barter exchange, which assertion is in direct contradiction to explicit contractual representations made by that party. Despite having made such assertion and despite having made what the Company considers to be unjustified negative statements about the Company, the owner of the other 50% and the Company engaged in extensive negotiations with regard to one party purchasing a 1% interest from the other and future management and operation of the BXI barter
exchange.   On several occasions, the Company believed that resolution was imminent. However, each time, the subsequent actions of the owner of the other 50% interest in BXI demonstrated unwillingness to abide by the contractual terms of the applicable agreement, accompanied by the contradictory action of unwillingness to refund to the Company the funds that had been paid for the 50% interest in BXI and the loan that was made to BXI. Also, the owner of the other 50% interest in BXI continued to publicly make what the Company considers to be hostile and unjustified allegations about the Company and its actions.

On February 12, 1996, the Company filed suit in the Circuit Court of the State of Oregon for Multnomah County against BX International, Inc., the company that BXI alleged in its press releases was the actual owner of the BXI Trade Exchange, Mr. Saul Yarmak, president of BXI and author of the hostile allegations against the Company, and Mr. Stephen Friedland, an officer of BXI. The suit seeks damages for breach of contract, fraud, business defamation (disparagement), unlawful trade practices, and interference with economic relationships and includes claims for specific performance of the contract to acquire the 50% interest in BXI and a request for declaratory judgment.

The defendants answered the complaint on April 30, 1996 by denying all allegations and asking for their attorney's fees. Discovery has begun in the litigation and the Company intends to aggressively pursue all claims. As with any litigation, the outcome of this lawsuit is uncertain. The Company believes that resolution will be reached either through negotiation or through completion of the litigation process. The Company believes that this litigation does not present scenarios that would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS, LIQUIDITY, AND CAPITAL RESOURCES

Business and Plan of Operation

The Company is engaged in international operations in both the retail barter exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Barter Exchange (the Exchange), which is an association of business owners and professionals who trade goods and
services with other members of the Exchange.   The Company promotes the
maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b) conserving members' cash by their ability to spend ITEX trade dollars, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and (e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

The Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX trade dollars. An ITEX trade dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX trade dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. ITEX trade dollars may not be redeemed for cash. ITEX trade dollars may be used only in the manner and for the purpose set forth in the ITEX Trading Rules that govern the Exchange. ITEX trade dollars are not legal tender, securities, or commodities.

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for the twelve- and thirty-six week periods ended April 9, 1996:

                                             Twelve Weeks    Thirty-six Weeks
                                                 Ended            Ended
                                             April 9, 1996     April 9, 1996
                                            --------------   ---------------
                                            (in thousands)

      Corporate Trading Revenue
         Trade                                 $     387          $   9,835
         Cash                                        775              2,145
                                               ---------          ---------
                                                   1,162             11,980.1
                                               ---------          ---------
      Trade Exchange Revenue
         Trade                                     2,614              4,488
         Cash                                      2,661              5,961
                                               ---------          ---------
                                                   5,274             10,449
                                               ---------          ---------
      Total Revenue
         Trade                                     3,001             14,323
         Cash                                      3,436              8,106
                                               ---------          ---------
                                               $   6,437          $  22,429
                                               =========          =========

The Company operates with the objectives of long-term wealth-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX trade dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX trade dollars that have been earned by the Company in trade transactions. The companies invested in are able to use the ITEX trade dollars received in payment for the stock issued to purchase goods and services used in the operation of their businesses.

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,671,000 at April 9, 1996, stated at the lower of cost or market. Also at April 9, 1996, the Company owned inventories of goods and services totaling $9,008,000, stated at the lower of cost or market, which was available for corporate trading, trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

Development Activities

The Company has continued its commitment to the development and enhancement of its products and services. During fiscal 1996, the Company announced and made initial releases of its newest syndicated radio program, "Sports Flashback . .
 . Moments in Time," which features two minute vignettes that highlight great sporting events within particular years. The Company is trading this product to radio stations in addition to the Company's initial syndicated radio program, "Flashback . . . Moments in Time" and an array of other popular products. In exchange, the Company is receiving programs for media inventories of radio advertising air time.

In order to ensure state-of-the-art communication and technical support to ITEX brokers, the Company has significantly enhanced its proprietary Account Information Management ("AIM") software. AIM software enables brokers to download client information, including account history and activities, in real time from corporate data files. Newest enhancements to the AIM software include increased sophistication in capability to electronically post transactions without the need for paperwork. The Company believes that these and anticipated future improvements to the AIM software will reduce requirements for staff expansion and other cost increases that would otherwise be required in connection with anticipated continued growth of the Exchange.

During the fourth quarter of fiscal 1995, the Company expanded its horizons to include commerce on the Internet. ITEX, which is the only organized barter exchange available on the Microsoft Network, has also developed a system known as "BarterWire," which is available through both direct dial modems and the Internet. Exchange members can take advantage of BarterWire to inquire about their own barter accounts and to identify trading opportunities. BarterWire acts as a conduit for commerce and provides Exchange members with a convenient medium for finding other trading businesses. ITEX also uses the Internet to market its products and services. With several home pages and several web server sites, ITEX intends to make it convenient for potential traders to learn about the benefits of engaging in organized commercial barter and to initiate participation by becoming a member of the Exchange by immediately completing an on-line membership application.

During the twelve and thirty-six week periods ended April 9, 1996, the Company capitalized costs incurred of $158,000 and $452,000, respectively, for investment in development of products and systems, including those described above.

The Company is considering reducing or selling one or more of its development projects in order to improve the Company's overall cash flow.

Liquidity and Capital Resources

Overall Financial Position.   At April 9, 1996, the Company's working capital
ratio was 1.5 to 1, based on current assets of $4,2459,000 and current liabilities of $2,710,000. The Company's working capital ratio at July 31, 1995, was 2.0 to 1, based on current assets of $3,016,000 and current liabilities of $1,509,000. The decrease in working capital ratio was the result of an increase in trade dollars issued in excess of earned to $1,123,000 at April 9, 1996, from $4,000 at July 31, 1995. The trade dollars issued that caused this increase resulted from the Company's decision to take advantage of the opportunity to complete a large purchase of Inventory for Principal Party Trading. The inventory, consisting of art, has an appraised value well in excess of cost. Because the Company does not include Inventory for Principal Party Trading in current assets, the effect on the working capital ratio is significant.

At April 9, 1996, the Company had expended $1,123,000 trade dollars in excess of the amount of trade dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

Trade dollars issued in excess of earned by the Company is specifically provided for in the ITEX Trading Rules that govern the Exchange. Such provisions allow the Company to issue trade dollars in excess of earned within certain guideline amounts. This provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services to Exchange members to offset any amounts of trade dollars issued in excess of earned. This could be accomplished by the sale for trade dollars of the inventories for which acquisition resulted in the trade dollars issued in excess of earned or other inventories, by otherwise earning trade dollars, or a combination of both.

Total stockholders' equity increased by $7,931,000 to $21,714,000 at April 9, 1996, from $13,783,000 at July 31, 1995. The primary increases in stockholders' equity were from continued profitable operations and private placements of the Company's equity securities.

Even though the Statement of Cash Flows indicates negative cash flow from operations, the Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term wealth building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several areas of business development that would be expected to contribute in the future to long-range wealth building. At the Company's discretion, it could conserve cash by suspending or terminating these activities. The Company is considering reducing or selling one or more of its development projects in order to improve the Company's overall cash flow. However, there can be no assurance that operating conditions will enable the Company to continue to operate as described above or that adequate funds from any sources will continue to be available on terms acceptable to the Company.

Private Placements.   During the first three quarters of fiscal 1996, the
Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants are exercisable from date of issuance and expire on July 31, 1996.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of
issuance.   The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the
date of issuance.   Wycliff must pay the purchase price of the units at a
minimum rate of $625,000 per quarter.

Through April 9, 1996, the Company received $1,250,000 from Wycliff and issued 255,624 shares of common stock and the Company also issued warrants to purchase 255,624 shares of common stock at an exercise price of $4.89 per share, exercisable from and after two years from the date of issuance, with expiration five years from the date of issuance, and warrants to purchase 255,624 shares of common stock at an exercise price of $6.12 per share, exercisable from and after four years from the date of issuance, with expiration ten years from the date of issuance.

Under the terms of the Wycliff private placement, if the entire purchase price of $5,000,000 is paid no later than December 31, 1996, the Company will issue to Wycliff warrants to purchase an additional 250,000 shares of common stock at an exercise price of $4.89 per share. The private placement terms also provide that Wycliff shall pay to the Company additional amounts equal to 8% per annum for any portion of the purchase price that is not paid on or before December 31, 1996. Further, the private placement provides that if Wycliff fails to pay at least $625,000 in any calendar quarter, the Company may, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff.

In addition, during the first three quarters of fiscal 1996, the Company issued 350,000 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Option Plan. During the thirty-six week period ended April 9, 1996, the Company received proceeds totaling $727,000 from the exercise of stock options to purchase 418,000 shares of common stock pursuant to previously existing option plans. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 15, 1995, pursuant to which 1,300,000 shares of common stock were reserved for issuance, 1,295,000 of which were granted to optionees at an exercise price of $6.25 per share. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant at the discretion of
the Board of Directors.   The plan was approved by the Company's shareholders
at the annual meeting of the Company's shareholders held on May 3, 1996. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

Warrants. During the thirty-six week period ended April 9, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

Stock Split.   At the annual meeting of the Company's shareholders on May 3,
1996, the Company's shareholders approved a two-for-one forward stock split with respect to the Company's common stock. The stock split has not yet been implemented by the Company. Upon implementation of the stock split, all share and per share data included in the Company's financial statements would be restated to give effect to the stock split.

Bank Line of Credit. The Company has a line of credit facility with a bank that expires May 31, 1996. Pursuant to the line of credit, the Company may borrow up to $200,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 2%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of April 9, 1996, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $200,000 was available to the Company as of April 9, 1996. The Company is currently discussing the terms of a new line of credit arrangement with the bank, which the Company believes will include a higher borrowing limit than that of the current credit facility.

Acquisition of Global Exchange Network. Subsequent to April 9, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including the acquiree's membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments thereafter until the final payment on
August 1, 1998.   The acquisition will be accounted for by the purchase
method.

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $585,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000
to SLI.   Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common stock interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

The agreement between SLI and BXI's other 50% owner provides that either party may make an offer to the other for the purchase of an additional 1% interest
in BXI.   In the event of such an offer, the offeree is entitled to either accept the amount offered and sell a 1% interest in BXI to the party making the offer or, alternatively, the offeree is entitled to purchase a 1% interest from the offering party by paying the same amount.

The Company has agreed to issue an additional 60,000 shares of the Company's common stock to the former shareholders of SLI if the Company acquires an additional 1% interest in BXI.

Subsequent to the transactions described above, the owner of the other 50% interest in BXI issued a series of press releases and widespread communications throughout the commercial barter industry stating, among other things, that BXI was not the owner of the assets of the BXI barter exchange, which assertion is in direct contradiction to explicit contractual representations made by that party. Despite having made such assertion and despite having made what the Company considers to be unjustified negative statements about the Company, the owner of the other 50% and the Company engaged in extensive negotiations with regard to one party purchasing a 1% interest from the other and future management and operation of the BXI barter
exchange.   On several occasions, the Company believed that resolution was imminent. However, each time, the subsequent actions of the owner of the other 50% interest in BXI demonstrated unwillingness to abide by the contractual terms of the applicable agreement, accompanied by the contradictory action of unwillingness to refund to the Company the funds that had been paid for the 50% interest in BXI and the loan that was made to BXI. Also, the owner of the other 50% interest in BXI continued to publicly make what the Company considers to be hostile and unjustified allegations about the Company and its actions.

On February 12, 1996, the Company filed suit in the Circuit Court of the State of Oregon for Multnomah County against BX International, Inc., the company that BXI alleged in its press releases was the actual owner of the BXI Trade Exchange, Mr. Saul Yarmak, president of BXI and author of the hostile allegations against the Company, and Mr. Stephen Friedland, an officer of BXI. The suit seeks damages for breach of contract, fraud, business defamation (disparagement), unlawful trade practices, and interference with economic relationships and includes claims for specific performance of the contract to acquire the 50% interest in BXI and a request for declaratory judgment.

The defendants answered the complaint on April 30, 1996 by denying all allegations and asking for their attorney's fees. Discovery has begun in the litigation and the Company intends to aggressively pursue all claims. As with any litigation, the outcome of this lawsuit is uncertain. The Company believes that resolution will be reached either through negotiation or through completion of the litigation process. The Company believes that this litigation does not present scenarios that would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS


Comparison of Twelve Week Periods (Third Quarters) Ended April 9, 1996 (Fiscal
1996) and April 9, 1995 (Fiscal 1995)

Overall Operating Results

Total revenue increased 6% to $6,437,000 in the third quarter of fiscal 1996 from $6,095,000 in the third quarter of fiscal 1995. Income from operations increased 55% to $791,000 in the third quarter of fiscal 1996 from $512,000 in the third quarter of fiscal 1995. Equity in net income from foreign affiliate was $234,000 in the third quarter of fiscal 1996 as compared to $346,000 in the third quarter of fiscal 1995.

Net income increased 79% to $746,000 , or $0.09 per share in the third quarter of fiscal 1996 from $416,000, or $0.11 per share, in the third quarter of fiscal 1995. Net income per share was lower in the third quarter of fiscal 1996, despite the increase in net income, because of a greater number of shares outstanding in the current year and because of more incremental shares from options and warrants in computing income per share caused by increases in the market price of the Company's stock.

Revenue

Total Revenue. Total revenue increased 6% to $6,437,000 in the third quarter of fiscal 1996 from $6,095,000 in the third quarter of fiscal 1995. Corporate trading revenue decreased to $1,162,000 in the third quarter of
fiscal 1996 from $3,679,000 in the third  quarter of fiscal 1995.   Trade
exchange revenue more than doubled to $5,275,000 in the third quarter of fiscal 1996 from $2,416,000 in the third quarter of fiscal 1995.

Corporate Trading Revenue. The decrease resulted from delays in the timing of closing of several corporate trading transactions, which are expected to close in the fourth quarter of fiscal 1996. With the anticipated closing of these contracts and other anticipated transactions, the Company expects increased revenue from corporate trading in future quarters.

Trade Exchange Revenue.  The increase in trade exchange revenue was
attributable to an array of factors.   During the third quarter of fiscal
1996, the Company recognized one-time retail exchange license revenue from a foreign licensee and a significant amount of enrollment fees for new clients
joining as members of the Exchange.   The Company has continued its commitment
to improved broker training programs, which is having the effect of increased
rates of new clients joining as members of the Exchange.   The Company has
also continued its internal expansion by opening more broker offices. The Company has continued its broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading decreased to $841,000 in the third quarter of fiscal 1996 from $2,678,000 in the third quarter of fiscal 1995 because of the decreased level of corporate trading revenue in the current quarter. Costs of corporate trading were 72% of corporate trading revenue in the third quarter of fiscal 1996 and 73% in the third quarter of fiscal 1995.

Costs of Trade Exchange Revenue.   Costs of trade exchange revenue increased
to $2,791,000 in the third  quarter of fiscal 1996 from $1,534,000 in the
third  quarter of fiscal 1995.   Costs of trade exchange revenue, which
consists of brokers' fees and commissions, were 53% of trade exchange revenue in the third quarter of fiscal 1996 and 63% in the third quarter of fiscal 1995. The resulting variance of 10% in gross margin percentage was due to specific commission rates applicable to transactions completed in each quarter.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $643,000 to $2,014,000 in the third quarter of fiscal 1996 from $1,371,000 in the third quarter of fiscal 1995. The increase resulted from the Company's higher scope of operations, including an increase in the level of Company-owned and operated local trade exchanges.

Total advertising and promotion was $656,000 in the third quarter of fiscal 1996 as compared to $740,000 in the third quarter of fiscal 1995. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During the third quarter of fiscal 1996, the Company paid $629,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 96% of total advertising costs for the period.

Comparison of Thirty-six Week Periods (First Three Quarters) Ended
   April 9, 1996 (Fiscal 1996) and April 9, 1995 (Fiscal 1995)

Overall Operating Results

Total revenue increased 33% to $22,429,000 in the first three quarters of fiscal 1996 from $16,860,000 in the third quarter of fiscal 1995. Income from operations more than doubled to $1,787,000 in the first three quarters of fiscal 1996 from $778,000 in the first three quarters of fiscal 1995. Equity in net income from foreign affiliate was $1,190,000 in the first three quarters of fiscal 1996 as compared to $560,000 in the first three quarters of fiscal 1995.

Net income more than doubled to $2,381,000, or $0.33 per share in the first three quarters of fiscal 1996 from $1,013,000, or $0.28 per share, in the first three quarters of fiscal 1995. Net income per share did not increase in proportion to the increase in net income because of a greater number of shares outstanding in the current year and because of more incremental shares from options and warrants in computing income per share caused by increases in the market price of the Company's stock.

Revenue

Total Revenue. Total revenue increased 33% to $22,429,000 in the first three quarters of fiscal 1996 from $16,860,000 in the third quarter of fiscal 1995. Corporate trading revenue increased 12% to $11,980,000 in the first three quarters of fiscal 1996 from $10,673,000 in the first three quarters of fiscal
1995.   Trade exchange revenue increased 69% to $10,449,000 in the first three quarters of fiscal 1996 from $6,187,000 in the first three quarters of fiscal 1995.

Corporate Trading Revenue.   The increase in corporate trading revenue
resulted from the Company's corporate barter activities being in full operation for the first three quarters of fiscal 1996. The Company's corporate trading activities, which were established in fiscal 1994, had not yet reached full operation in the first quarter of fiscal 1995. Management expects continuing significant contributions to revenue from its corporate trading activities.

Trade Exchange Revenue.  The increase in trade exchange revenue was
attributable to an array of factors.   During the first three quarters of
fiscal 1996, the Company recognized one-time retail exchange license revenue from a foreign licensee and a significant amount of enrollment fees for new
clients joining as members of the Exchange.   The Company has continued its
commitment to improved broker training programs, which is having the effect of
increased rates of new clients joining as members of the Exchange.   The
Company has also continued its internal expansion by opening more broker offices. The Company has continued its broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the
Exchange.   Also, the Company had additional trade exchange revenue in the first three quarters of fiscal 1996 as a result of its March 1995 acquisition of Barter Exchange, Inc.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $9,819,000 in the first three quarters of fiscal 1996 from $8,441,000 in the first three quarters of fiscal 1995, primarily because of the higher revenue level. Costs of corporate trading were 82% of corporate trading revenue in the first three quarters of fiscal 1996 and 79% in the first three quarters of fiscal 1995. The variance of 3% in gross margin percentage was due to the characteristics of the particular corporate barter transactions entered into in each period.

Costs of Trade Exchange Revenue.   Costs of trade exchange revenue increased
to $5,067,000 in the first three quarters of fiscal 1996 from $3,096,000 in
the first three quarters of fiscal 1995.   Costs of trade exchange revenue,
which consists of brokers' fees and commissions, were 48% of trade exchange revenue in the first three quarters of fiscal 1996 and 50% in the first three quarters of fiscal 1995. The variance of 2% in gross margin percentage was due to specific commission rates applicable to transactions completed in each period.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $1,211,000 to $5,756,000 in the first three quarters of fiscal 1996 from $4,545,000 in the first three quarters of
fiscal 1995.    The increase resulted from the Company's higher scope of
operations, including an increase in the level of Company-owned and operated local trade exchanges.

Total advertising expense increased by $178,000 to $1,945,000 In the first three quarters of fiscal 1996 from $1,851,000 in the first three quarters of fiscal 1995. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During the first three quarters of fiscal 1996, the Company paid $1,684,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 87% of total advertising costs for the period.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Forward-Looking Information

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity.

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation of the barter business, and (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions.

The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 12, 1996, the Company filed suit in the Circuit Court of the State of Oregon for Multnomah County against BX International, Inc., the company that BXI alleged in its press releases was the actual owner of the BXI Trade Exchange, Mr. Saul Yarmak, president of BXI and author of the hostile allegations against the Company, and Mr. Stephen Friedland, an officer of BXI. The suit seeks damages for breach of contract, fraud, business defamation (disparagement), unlawful trade practices, and interference with economic relationships and includes claims for specific performance of the contract to acquire the 50% interest in BXI and a request for declaratory judgment.

The defendants answered the complaint on April 30, 1996 by denying all allegations and asking for their attorney's fees. Discovery has begun in the litigation and the Company intends to aggressively pursue all claims. As with any litigation, the outcome of this lawsuit is uncertain. The Company believes that resolution will be reached either through negotiation or through completion of the litigation process. The Company believes that this litigation does not present scenarios that would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

The exhibits hereto are listed in the accompanying Exhibit Index.

b.  Reports on Form 8-K

(1) The Company filed a Form 8-K on January 24, 1996, reporting that it entered into an acquisition agreement with SLI, Inc. ("SLI"), a Nevada corporation, and Messrs. Joel Sens and David Lawson, to acquire all the capital stock of SLI. In that Form 8-K, the Company also reported the use of proceeds by SLI to purchase a 50% common stock interest in Business Exchange International Corporation ("BXI").

(2) On April 2, 1996, the Company filed a Form 8-KA amending the Form 8-K dated January 24, 1996. In the Form 8-KA, the Company reported that the Company is presently unable to prepare financial statements or pro forma financial information for the SLI transaction because of the refusal of BXI to allow the Company to examine and audit the books and records of BXI. In the Form 8-KA, the Company described certain disputes and litigation with respect to SLI's ownership of 50% of BXI and certain other matters.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITEX CORPORATION

May 23, 1996                        /s/ Michael T. Baer
- ------------                            Michael T. Baer, Chairman of the Board
Date of Directors, President and Chief Executive Officer (principal executive officer and director)




May 23, 1996                        /s/  Joseph M. Morris
- -------------                            Joseph M. Morris, Vice President and
Date                                     Chief Financial Officer (principal
                                         accounting officer and director)

                                 EXHIBIT INDEX


Exhibit                                   Description
- -------                                   -----------

  27                                      Financial Data Schedule for the
                                          Thirty-Six Weeks Ended April 9,
                                          1996.