Form 10-K
period 1996-07-31
ITEX CORPORATION
filed 1996-11-14
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended

                                  July 31, 1996

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                                Nevada 93-0922994
    ------------------------------------------- ----------------------------
                  State (or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
 -------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (503) 244-4673
                         -------------------------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of del0inquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ] The approximate market value of stock held by non-affiliates is $28,345,000 based upon 6,129,000 shares held by such persons and the close price of $4.63 on November 11, 1996. The number of shares outstanding of the Registrant's $0.01 par value common stock at November 11, 1996 was 6,853,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

               Part III, Items 10, 11, 12, and 13 of this report

                     (This Form 10-K includes 63 pages)

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1996

                                      INDEX


                                                                     Page
                                                                  ----------
                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS                                  3

ITEM 2.       DESCRIPTION OF PROPERTIES                               13

ITEM 3.       LEGAL PROCEEDINGS                                       13

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY             14
              HOLDERS


                                     PART II

ITEM 5.       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S       16
              COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

ITEM 6.1      SELECTED CONSOLIDATED DATA                              17

ITEM 7.1      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       18
              CONDITION AND RESULTS OF OPERATIONS

ITEM 8.       FINANCIAL STATEMENTS                                    31


                                     PART IV

ITEM 14..      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND           58
               REPORTS ON FORM 8-K

               SIGNATURES                                             60

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1996

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

ITEX Corporation (hereinafter referred to "ITEX" or as the "Company" or the "Registrant") was incorporated in the State of Delaware on March 8, 1901 as Magneto-Electric Company. The Registrant became inactive in 1905 and was revived in the State of Delaware on September 1, 1985. On October 1, 1985, the domicile of the Registrant was changed to the State of Nevada and the name was changed to B.I.G. Enterprises Inc. On February 14, 1986, an Agreement and Plan of Reorganization was entered into between the Registrant and The ITEX Corporation, an Arizona corporation, whereby the Registrant became the surviving corporation under the name of ITEX Barter Systems Inc. The name of the Registrant was changed, by means of an amendment to it's Nevada Articles of Incorporation filed on May 19, 1986 to ITEX Barter Systems Inc. The name was changed to ITEX Corporation on April 12, 1991.

The business practice of bartering has been used by individuals, companies, and countries throughout the world for centuries. In recent years, companies like ITEX have developed barter into an organized business practice that brings benefits to participating businesses.

The barter industry represents the exchange of goods or services for other goods or services rather than for cash. The retail industry is typically a group of merchants and professionals who purchase goods and services from others in the group. In lieu of using cash the members of the group operate with trade dollars, sometimes referred to as trade units, or trade credits. A trade dollar is a ledger entry, or medium of exchange, by which goods and services can be bought and sold. The Company handles transaction accounting between members of the group including the allocation of trade dollars and the Company attempts to maximize trade through promotion of barter transactions.

Organized commercial barter plays an increasingly important role in the way American companies do business. Barter is becoming an integral part of strategic planning for companies from small family-owned and operated businesses to Fortune 500 companies. The International Reciprocal Trade Association (IRTA) is the barter industry's leading trade association. According to IRTA, an estimated 300,000 U.S. companies participate in organized commercial barter through the services of a barter company. Currently, IRTA estimates that barter represents a $7.5 billion a year industry which is growing at an annual rate of 8%. There are over 600 barter exchanges in the U.S. Most are small operations limited to a specific city, state, or region. ITEX is one of only three companies with national stature. Management believes that the Company is the largest of the six hundred barter exchanges in the United States, Calculated either by number of offices, total customer count, client trade volume, or cash service fees billed. Financial comparisons are not available.

BarterNews, the barter industry's primary magazine, has referred to the Company as the "World's Largest Exchange".

THE COMPANY

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

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. For these services, the Company typically receives a cash commission of 5% or 6% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 110 broker offices located in 36 states, Guam, Puerto Rico, and Vancouver, Canada. The Company bears no financial responsibility for the financing of an independent broker office.

The Company acts as an intermediary for the exchange of goods and services between major companies, through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business of the Company's corporate barter division. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is divided between the Company and ITEX USA.

The Company operates with the objectives of long-term equity-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX trade dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX trade dollars that have been earned by the Company in trade transactions. The companies invested in are able to use the ITEX trade dollars received in payment for the stock issued to purchase goods and services used in the operation of their businesses.

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,577,000, stated at the lower of cost or market, which were available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company has a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations are included in the Company's financial statements using the equity method of accounting.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold the assets related to this media-focused business operation in order to improve the Company's ongoing cash flow. The Company realized a profit of $325,000 from the transaction.

TECHNOLOGY

The Company has developed a comprehensive training program for its brokers. New brokers come to the training center at the Company's Portland, Oregon for an intensive week of initial training before receiving the credential of "Associate Broker." They are then permitted to set up offices and act as barter brokers for the Company. After demonstrating adequate competence and achieving specified performance levels, they return to the training center for an additional week of training before receiving the credential of "ITEX Licensed Broker."

The Company has developed the largest and most innovative electronic barter exchange in the industry. The system is modeled after the NASDAQ electronic market quotation system. In a commercial barter exchange, the exchange acts as a third party recordkeeper for all parties who join the barter system. One advantage of this system is that it enables multi-lateral trade to take place.

Recent technological improvements include a software update of the Account Information Maintenance program utilized by ITEX Brokers, a software update of the BarterWire program which is utilized by both ITEX Brokers and ITEX Retail Trade Exchange Members, and developing access on the Internet. During Fiscal Year 1995, the Company completed an agreement with International Trade Exchange
(ITEX) Corp, a Vancouver B.C. based company, to operate the Canadian barter company. The International Trade Exchange Corp does business in Canada under the names ITEX and Bartercard. In spite of the similarity of names, ITEX Corporation (U.S.) and ITEX/Bartercard (Canada) have never had a business relationship in the past. Under the terms of the agreement ITEX acquired the rights to the name and trademarks of International Trade Exchange together with the right to acquire its client base and assets. The addition of the affiliation with ITEX/Bartercard and TROC/Canada (described below) will more fully enable ITEX clients to do business coast-to-coast in both the U.S. and Canada.

The Company has pioneered electronic trading with its BarterWire system, introduced by the Company nearly a decade ago. Using BarterWire, Exchange members can buy and sell products and services through a personal computer and modem from anywhere in the world where telephone service is available. The Company has continued to enhance its BarterWire software so that users can trade more efficiently through the Exchange system. Latest enhanced versions are more user friendly with features familiar to those who are accustomed to the Windows environment. It also includes color and graphic capabilities for better presentation of products and services offered through the system.

The Company has also made BarterWire available to clients through the Internet, complete with its own gateway and web server. This enables Exchange members to enjoy the advantages of the latest version of BarterWire together with savings on long distance charges and a larger electronic marketplace.

Another electronic trading feature introduced by the Company is a "fax-back" system for Exchange clients, which enables Exchange members to request and receive their account records, company data, ITEX business forms, product and service lists, and other information by fax.

The ITEX Express card continues to enhance trade among ITEX clients, particularly when taken in concert with other electronic trading innovations. The ITEX Express card is the Company's debit-credit card for barter, the first of its kind in the U.S. The card can be used for identification or to make purchases using a three part voucher form or point-of-sale (POS) terminal. ITEX has encouraged the use of POS terminals as a way to speed barter transactions and increase the volume of trade.

Management believes that electronic trading systems such as BarterWire, Internet access, the ITEX Express card, and the fax-back information and trading service represent the next major step forward in the development of the barter industry. By its early involvement in the electronic marketplace, ITEX believes it will be positioned to take full advantage of future developments in this area.

The  Company  believes  that  new  technologies  and  the  emerging   electronic
marketplace have the potential to profoundly affect the way business is conducted. As this new marketplace emerges, the Company is positioning itself to take full advantage of this trend. The Company is already becoming recognized as an industry leader in this field. As the transition to electronic business takes place, ITEX intends to play a major role.

Research and development during the past two fiscal years has focused both on technological improvements and international expansion. During the fiscal year ended July 31, 1996, the Company spent a total of $577,000 on research and development for its communication and information systems, of which $560,000 was capitalized and $17,000 was charged to expense. During the fiscal years ended July 31, 1995 and 1994, the Company spent a total of $169,000 and $131,000, respectively, all of which was charged to expense.

The terms "Barter is Good ... Responsible Barter is Better" and "BarterWire" are registered service marks of the Company. The ITEX symbol and name are registered trademark-service marks of the Company.

ACQUISITIONS

In addition to internal expansion by increasing the Company's broker network, the Company has also expanded the scope of its operations by acquisition. Acquisitions of existing barter exchanges with in-place membership groups has enabled the Company to accelerate the growth of its presence in several markets and geographic areas.

Acquisition of Global Exchange Network. During the fiscal year ended July 31, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including its membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments thereafter until the final payment on August 1, 1998. The acquisition has been accounted for by the purchase method. Pro forma operating data is not provided because the effects on previously reported data would be insignificant.

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of its common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

On February 12, 1996, a complaint was filed on behalf of the Company and its wholly owned subsidiary, SLI, Inc., against Saul Yarmak, Stephen Friedland, Business Exchange International Corp., BX International, Inc., Joel Sens, and David Lawson. The complaint, filed in the Circuit Court of the State of Oregon for Multnomah County Case No. 9602-01076, asserted claims for breach of contract, specific performance, declaratory judgment, fraud, defamation, unlawful trade practices, and interference with economic relationships. It sought to recover damages for allegedly disparaging remarks made by certain of the defendants against ITEX and for a court ruling that SLI acquired a 50% interest in the BXI trade exchange owned by one or more of the defendants.

On April 30, 1996, defendants Yarmak, Friedland, Business Exchange International Corp., and BX International, Inc., filed an answer denying the material allegations and asserting a counterclaim for attorney fees.


The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. Based upon the docket in Multnomah County, Oregon, Circuit Court, the matter must go to trial within one year of the filing of the original complaint. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaim for attorney's fees.

Acquisition of Barter Exchange, Inc. (BEI) Trade Exchange. On March 1, 1995, the Company acquired the barter exchange business of Barter Exchange, Inc. ("BEI"). BEI has twelve offices located primarily in the Southwest and lower Midwest. This acquisition added significantly to the Company's client base and increased the number of Exchange offices nationwide by nearly 10%. This acquisition enabled the Company to absorbed a long-time competitor with a well defined presence in the market. It also gave the Company much improved presence in geographic areas in which the Company had not previously had a significant presence.

Acquisition of Name and Trademarks of International Trade Exchange of Vancouver, B.C. In March, 1995 ITEX acquired the rights to the name and trademarks of International Trade Exchange (ITEX) Corp., of Vancouver, B.C. Canada, together with the right to acquire its client base and assets. The purchase did not add to the Company's assets, but the acquisition had strategic importance for the Company's future plans. During fiscal 1994, TROC Canada, the largest barter exchange in Canada, took steps to join the ITEX barter system as an independent licensee. TROC is located in Montreal, Quebec with most of its operations in eastern Canada. Subsequently, the Company entered into an International License Agreement with 3264076 Canada, Inc., governing the use of the ITEX System in Canada. These two actions thus gave ITEX coast-to-coast name recognition in Canada as well as in the U.S.

Acquisition of Travel Agents Hotel Guide. In February 1995 the Company acquired the Travel Agents Hotel Guide, a directory of hotels and resorts across North America and the Caribbean that the Company uses to acquire room nights on trade in exchange for advertising in the Guide. The room nights are then sold to Exchange clients in exchange for trade dollars, thus providing a highly desirable business and vacation inventory for trade to Exchange members.

Strategy

The Company plans to continue focusing on opportunities for acquisitions of pre-existing trade exchanges that enable conversion of a membership base to Company-affiliated independent brokers and continued expansion and development of the Company's independent broker network. The Company intends to continue its programs for improving the performance of brokers.

SEASONALITY

There appear to be no significant seasonal influences which affect the Company's business. However, the barter industry as a whole is viewed by some as being counter-cyclic to the regular business cycle--that is, when the economy is recessionary, businesses tend to barter more. Then, as the business cycle improves, conventional wisdom suggests that companies barter less since more cash business is available. However, the Company has experienced continued growth even during periods viewed as business "down-cycles."

EMPLOYEES

The  Company  employs  51  persons,   of  which  48  are  full  time  employees.
Additionally each of the Exchange's 110 broker offices mentioned above is managed by an ITEX Licensed Broker who is an independent contractor that employs support staff of their own. This results in a total network of approximately 500 persons working as either consultants, independent contractors, or employees of the Company.

MANAGEMENT

The following table lists the names of all Directors and Executive Officers of the Company. All Directors will serve until the next annual general meeting unless his or her office is vacated in accordance with the Articles and Bylaws of the Company. The Executive Officers serve at the discretion of the Board of Directors.

                        Directors and Executive Officers

          Name            Age                    Position
------------------------ ----  -------------------------------------------------


Graham H. Norris          54   President and Chief Executive Officer, Director

Mary Scherr               59   Vice President of Broker Development, Director

Michael A. Neal           27   Vice President of Marketing

Joseph M. Morris, CPA     47   Vice President and Chief Financial Officer

Cynthia Pfaltzgraff, CMA  42   Controller

Donovan Snyder, Esq.      46   Corporate Counsel, Corporate Secretary

Dr. Evan B. Ames          57   Director

Thomas G. Baer            63   Director

Dr. Sherry L. Meinberg    55   Director

Robert Nelson             48   Director

Dr. Charles Padbury       58   Chairman of the Board of Directors


Business Experience, Directorships, and Legal Proceedings:

     Mr. Norris, who was elected President and Chief Executive Officer of the Company on September 6, 1996, has over 30 years experience in management and finance. Prior to his becoming President of the Company, he had been a consultant providing a variety of management consulting services to small private and public corporations. He has been a pilot for United Airlines since 1963. He has been a director of the Company since 1986. In 1986, Mr. Norris became an ITEX Broker, operating an independent barter office in Provo, Utah, in which capacity he earned the credential of Certified Trade Broker.

     Ms. Scherr has over fourteen years of experience within the barter industry. Upon joining ITEX in 1984 as an independent broker, Ms. Scherr was recognized for outstanding sales performance, including being recognized as Broker of the Year. In 1993, Ms. Scherr agreed to join the Company as Vice President of Broker Development and Director. Ms. Scherr holds a Masters Degree from the University of Iowa.

     Mr. Neal has experience in many operational aspects of the Company, with primary focus on travel and media. Previously, Mr. Neal served as President of TravelGuide, Inc. and as a special projects coordinator for IBM Corporation, where he was responsible for bidding contracts to the federal government. Mr. Neal is the son of the founder of the Company, Mr. Terry Neal. Dr. Sherry L. Meinberg, a Director of the Company, is his aunt.

    Mr. Morris became Vice President and Chief Financial Officer and a Director in January 1996. Previously, he was a consultant to the Company and a Director since February 1995. He has over 15 years experience in and around the barter industry, including serving as technical liaison between the International Reciprocal Trading Association (IRTA) and the Financial Accounting Standards Board (FASB). He was Vice President-Controller of Software-Intercomp, Inc., a NASDAQ company, from 1984 through 1995, except for the period 1988 to 1990, when he was a technical project manager with the FASB. He has authored numerous books for practicing accountants and financial professionals, several of which have received recognition as Best Professional Accounting Practice Book of the Year. Earlier in his career, Mr. Morris was an audit manager with Coopers & Lybrand.

     Ms. Pfaltzgraff has been Controller of the Company since 1991. Ms. Pfaltzgraff is responsible for the Company's accounting operations, risk management, budgeting, cash flow management, systems, and financial reporting. She has more than 15 years experience in accounting and financial management. Ms. Pfaltzgraff has a Bachelors of Science in Business Administration degree from Oregon State University and earned the credential of Certified Management Accountant (CMA) in 1993.

      Mr. Snyder, who joined ITEX as corporate counsel in 1995, has 17 years experience as an attorney, including 10 years as corporate in-house counsel to several companies in Salt Lake City, Utah. He is a member of both the Utah and Oregon State Bar Associations. He was elected corporate secretary by the Board of Directors in May 1996.

     Dr. Ames received a Ph.D. in 1971 from Princeton University, majoring in near eastern and soviet studies. He has served with the Central Intelligence Agency. In 1985 Mr. Ames became affiliated with R.L. Ball & Associates as an investment researcher, analyst, and investment strategist. He is currently a Registered Investment Adviser with the U.S. Securities & Exchange Commission. He has been a Director of the Company since August 1995.

      Mr. Baer is Vice President of Operations for Patrick Industries, a manufacturing company headquartered in Elkhart, Indiana. Mr. Baer has been with that company for 27 years and has served as Vice President and member of the Board since 1970. Patrick Industries is a publicly held company with shares traded on NASDAQ. He attended Indiana University and is active in community and charitable organizations such as the United Way. He has been a Director of the Company since August 1995.

     Dr. Meinberg, served as Secretary and a Director of The ITEX Corporation from 1982 to 1986, when the Company acquired the assets and liabilities of that company. She served as Secretary and a Director of the Company from 1986 to May 3, 1996, and continues to serve as a Director. Dr. Meinberg has two masters degrees and a Ph.D. in Instructional Science. She is a published author and appears widely as a professional speaker. Dr. Meinberg retired in January, 1995 after 34 years on the faculty of Long Beach Unified School.

     Mr. Nelson is a Certified Public Accountant in private practice in Portland, Oregon specializing in tax accounting. He has also been an active member of the ITEX Retail Trade Exchange, and brings the advantages of both of these areas of experience to the

Board. Mr. Nelson received an MBA from Brigham Young University and is still active in the BYU Management Society. He is a member of the American Institute of CPAs and the Oregon Society of CPAs.

     Dr. Padbury was elected Chairman of the Board of Directors on September 6, 1996. Dr. Padbury is a leading Beaverton, Oregon dentist and has been a member of the ITEX Retail Trade Exchange since 1985. Dr. Padbury has brought a wealth of experience to the Board in terms of the interests, perceptions, and vantage point of ITEX clients. Dr. Padbury has been a director of the Company since 1992.

Committees

The ITEX Board of Directors has had standing audit, nominating and compensation committees since May 1996. In the last fiscal year (August 1, 1995 - July 31,
1996) there were 10 meetings of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act:

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of the Company's Common Stock and any other equity securities of the Company with the Securities and Exchange Commissions (SEC). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that the following persons were delinquent as listed below:

Forms 4 and 5 were not filed for Mary Scherr, Charles Padbury, or Joseph Morris. Those forms would have reflected the following transactions:

(a) Mary Scheer: Exercise of stock options and sale of shares on January 30, 1966 (30,000 shares) and March 12, 1996 (15,000 shares)

(b) Charles Padbury: Exercise of stock options on January 4, 1996 (1,000 shares)

c) Joseph Morris: Exercise of stock options and sale of shares on August 30, 1995 (6,000 shares), October 11, 1995 (1,500 shares), November 17,
        1995 (1,250 shares, and November 29 (1,250 shares)

ITEM 2.  PROPERTIES

All of the Company's operations are conducted in leased space as follows:

                                                 Approximate      Current
             Location       Lease Expiration       Sq. Ft.      Annual Rent
------------------------  --------------------  -------------  -------------
Portland, Oregon            December 31, 2001       7,400       $136,000


Westminster, California     December 31, 1996       3,700         45,000


St. Louis, Missouri         October 31, 1998        1,100         17,000


The Portland, Oregon lease is payable entirely in cash. The Westminster, California lease is payable in cash of $3,000 and 42,000 ITEX trade dollars per year. The St. Louis, Missouri lease is payable in cash of $8,500 and 8,500 ITEX trade dollars per year.


ITEM 3.  LEGAL PROCEEDINGS

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of its common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

On February 12, 1996, a complaint was filed on behalf of the Company and its wholly owned subsidiary, SLI, Inc., against Saul Yarmak, Stephen Friedland, Business Exchange International Corp., BX International, Inc., Joel Sens, and David Lawson. The complaint, filed in the Circuit Court of the State of Oregon for Multnomah County Case No. 9602-01076, asserted claims for breach of contract, specific performance, declaratory judgment, fraud, defamation, unlawful trade practices, and interference with economic relationships. It sought to recover damages for allegedly disparaging remarks made by certain of the defendants against ITEX and for a court ruling that SLI acquired a 50% interest in the BXI trade exchange owned by one or more of the defendants.

On April 30, 1996, defendants Yarmak, Friedland, Business Exchange International Corp., and BX International, Inc., filed an answer denying the material allegations and asserting a counterclaim for attorney fees.

Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI.

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. Based upon the docket in Multnomah County, Oregon, Circuit Court, the matter must go to trial within one year of the filing of the original complaint. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

On September 17, 1996 the Company filed an action in the Circuit Court for Multnomah County, Oregon, against Leslie L. French and Linda French, individually and dba AlphaNet and AlphaNet, Inc., an inactive Oregon corporation. The Complaint is Breach of Contract and Action on Guaranty and seeks a total of $89,726 on three claims for breach of contract. On October 2, 1996, defendants filed an Answer denying all claims and a Counterclaim alleging malicious prosecution, abuse of process, invasion of privacy and libel. The counterclaim seeks compensatory and punitive damages of $5.5 million. A Reply to defendant's counterclaims has been filed.

The Company considers each counterclaim to be totally without merit and expects each counterclaim to be dismissed. Both the Company's claims and the defense of the counterclaims is being vigorously prosecuted by the Company. As with all litigation, the potential outcome of this lawsuit is uncertain. However, the Company believes that its claims against the defendants are meritorious and that the defendants' counterclaims are wholly without merit. In any event, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

On June 28, 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received a subpoena for the production of certain documents on September 19, 1996, pursuant to a formal order of private investigation. The Company is cooperating fully with the Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 1996, the Company held its annual meeting of shareholders. At that meeting, five items were presented for consideration by the shareholders:

(1) To elect nine directors to serve for a term of one year or until their successors are elected and qualified. The Board of Directors has nominated Michael T. Baer, Mary Scherr, Dr. Evan Ames, Graham Norris, Dr. Sherry Meinberg, Robert Nelson, Dr. Charles Padbury, Thomas Baer and Joseph Morris to serve as Directors.

(2) To ratify the appointment of Andersen, Andersen & Strong, L.C. as independent auditors of the Company for the 1995-1996 fiscal year.

(3) To approve a new Incentive Stock Option Plan for employees, officers, directors and consultants of the Company.

(4) To approve a two for one (2 for 1) forward split of the Company's issued and outstanding common stock. Approval of this action will require an amendment to the Company's Articles of Incorporation which is described in detail in the accompanying Proxy Statement.

(5) To transact any other business might properly come before the Annual Meeting or any adjournment of the Annual Meeting.

The number of common shares issued, outstanding and entitled to vote at such Annual Meeting was 6,420,555. There were present at the meeting common shareholders holding a total of 5,383,443 of the Company's common stock. Thus a quorum was present and the business of the Meeting properly proceeded.

(1) The votes cast in person or by proxy on the resolution to elect a Board of Directors was:
                                                    Abstain/
        Nominee              For      Against       Withhold
------------------------- --------- ---------- ------------------

Michael T. Baer           4,319,473      0           22,678

Mary Scherr               4,003,507      0          338,553

Graham H. Norris, Sr.     4,004,798      0          337,353

Dr. Sherry L. Meinberg    4,004,798      0          337,353

Dr. Charles Padbury       3,987,415      0          354,645

Robert Nelson             3,987,415      0          354,645

Dr. Evan B. Ames          3,987,415      0          354,645

Thomas G. Baer            4,001,007      0          340,953

Joseph Morris             4,003,007      0          339,053

(2) The votes cast in person and by proxy on the resolution to ratify and approve the selection of Andersen, Andersen & Strong L.C. to serve as auditor of the accounts of the Company for the 1995-96 fiscal year were common shares voted 4,324,682 For the resolution; 8,203 common shares voted Against the resolution; and 7,765 common shares abstained or withheld votes on the resolution.

(3) The votes cast in person and by proxy on the resolution to approve an Incentive Stock Option Plan adopted by the Board of Directors on December 15, 1995 were 1,994,304 common shares voted For the resolution; 123,536 common shares voted Against the resolution; and 70,480 common shares abstained or withheld votes on the resolution.

(4) The votes  cast in  person  and by proxy on the  resolution  to  approve  an amendment to the articles of incorporation of the Company to effect a two-for-one (2 for 1) forward split of the Company's issued and outstanding common stock were 3,963,603 common shares voted For the resolution; 123,536 common shares voted Against the resolution; and 15,040 common shares abstained or withheld votes on the resolution.

(5)  No further business was transacted at the Annual Meeting.


                                     PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
              COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades in the United States via the NASDAQ Stock Market, under the symbol "ITEX". Trading was initiated on April 18, 1994. Previously the Registrant's common stock traded "over-the counter" in the United States via the NASD Bulletin Board, under the symbol "ITXE". Trading was initiated on June 11, 1992.

         Quarter Ended                              Sale Prices
--------------------------------     -------------------------------------------
                                             High                  Low
                                     --------------------- ---------------------
Fiscal Quarters Ended:
     July 31, 1996.............            $12.50                  4.25
     April 9, 1996.............              9.00                  6.13
     January 15, 1996..........              8.13                  6.13
     October 23, 1995..........              6.75                  4.00
     July 31, 1995.............              6.78                  4.00
     April 9, 1995.............              4.63                  2.38
     January 15, 1995..........              2.63                  1.88
     October 23, 1994..........              3.88                  2.00


A stockholder's list was prepared by the transfer agent, OTR Inc. in Portland Oregon, as of July 31, 1996. The list indicated showed 829 registered shareholders of the 6,804,000 shares issued and outstanding. It is estimated another 3,000 individual shareholders own stock in the Company which is held "in street name" by brokerage firms. This results in a total estimated number of shareholders of 3,829.

The Registrant has not declared any dividends from its inception. Management anticipates that any future profits will be retained to finance corporate growth and that no dividends will be declared in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED DATA (unaudited--see Note (a) following table.)

The following table sets forth a summary of selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

                                                          Fiscal Years Ended July 31,
                                         ---------------------------------------------------------------
                                             1996            1995         1994        1993         1992
                                         -------------   -----------   ----------   ----------   ----------
                                                       (In thousands, except per share data)
Statement of Operations Data:             (unaudited)
Revenue:
   Cooporate trading revenue.........     $    16,327       $14,211      $  8,427     $  4,446     $    538
   Trade exchange revenue............           14,125         9,418        6,339        3,488        4,123
                                          --------------   -----------   ----------   ----------   -----------
     Total revenue...................           30,452       23,629        14,766        7,934        4,661
                                          --------------   -----------   ----------   ----------   -----------
Costs and expenses:
   Costs of corporate trading........           13,083        11,138        6,409        2,891            ---
   Costs of trade exchange revenue                7,192       4,361         2,806        2,125        1,409
   Selling, general and administrative            8,153       7,185         5,257        2,768        2,833
                                          --------------   -----------   ----------   ----------   -----------
     Total costs and expenses........           28,428       22,684        14,472        7,784        4,242
                                          --------------   -----------   ----------   ----------   -----------
Income (loss) from operations........            2,024           945          294          150          419
Other income (expense)...............               192          454           19           74             9
                                          --------------   -----------   ----------   ----------   -----------
Income (loss) before income taxes....            2,216        1,399           313          224          428
Provision for income taxes...........               806          521          101              (8)     ---
                                          --------------   -----------   ----------   ----------   -----------
Income before equity in net income
   of foreign affiliate..............            1,376           878           212          232         428
Equity in net income of foreign
   affiliate.........................            1,176           958           632         ---          ---
                                          ==============   ===========   ==========   ==========   ===========
Net income...........................     $     2,586      $  1,836      $    844     $    232      $   428
                                          ==============   ===========   ==========   ==========   ===========

Primary net income per share.........       $   0.35       $   0.41      $   0.26      $   0.08       $  0.21
                                            ============
Fully diluted income per share.......       $   0.34
                                            ============




Balance Sheet Data:
Working capital (deficit)............      $  2,683      $  1,508      $    503      $    452     $   1,428
Total assets.........................        23,912        15,578        10,051         6,157         4,346
Long-term debt, net of current portion          192           156           189            98            38
Stockholders' equity.................      $ 22,225      $ 13,783      $  7,432      $  5,046     $   3,576

Note (a):

The financial data is derived from the audited Consolidated Financial Statements of the Company and Notes thereto for all years presented except for the year ended July 31, 1996. The information for the year ended July 31, 1996, has been derived from the

Company's unaudited Consolidated Financial Statements included in this Form 10-K. As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. For these services, the Company typically receives a cash commission of 5% or 6% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 110 broker offices located in 36 states, Guam, Puerto Rico, and Vancouver, Canada. The Company bears no financial responsibility for the financing of an independent broker office.

The Company acts as an intermediary for the exchange of goods and services between major companies, through the formation of ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business of the Company's corporate barter division. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash will be divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue will also be divided between the Company and ITEX USA.

The Company operates with the objectives of long-term equity-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX trade dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX trade dollars that have been earned by the Company in trade transactions. The companies invested in are able to use the ITEX trade dollars received in payment for the stock issued to purchase goods and services used in the operation of their businesses.

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,577,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company has a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations are included in the Company's financial statements using the equity method of accounting.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold the assets of this media-focused business operation in order to improve the Company's ongoing cash flow. The Company realized a profit of $325,000 from the transaction.

Although the Statement of Cash Flows indicates negative cash flow from operations, the Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term wealth building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several areas of business development that would be expected to contribute in the future to long-range wealth building. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that operating conditions will enable the Company to continue to operate as described above or that adequate funds from any sources will continue to be available on terms acceptable to the Company.

Development Activities

The Company has developed a comprehensive training program for its brokers. New brokers come to the training center at the Company's Portland, Oregon for an intensive week of initial training before receiving the credential of "Associate Broker." They are then permitted to set up offices and act as barter brokers for the Company. After demonstrating adequate competence and achieving specified performance levels, they return to the training center for an additional week of training before receiving the credential of "ITEX Licensed Broker."

The Company has developed the largest and most innovative electronic barter exchange in the industry. The system is modeled after the NASDAQ electronic market quotation system. In a commercial barter exchange, the exchange acts as a third party recordkeeper for all parties who join the barter system. One advantage of this system is that it enables multi-lateral trade to take place.

Recent technological improvements include a software update of the Account Information Maintenance program utilized by ITEX Brokers, a software update of the BarterWire program which is utilized by both ITEX Brokers and ITEX Retail Trade Exchange Members, and developing access on the Internet. During the fiscal year of Fiscal Year 1995, the Company completed an agreement with International Trade Exchange Corp, a Vancouver B.C. based company, to operate the Canadian barter company. The International Trade Exchange Corp does business in Canada under the names ITEX and Bartercard. In spite of the similarity of names, ITEX Corporation (U.S.) and ITEX/Bartercard (Canada) have never had a business relationship in the past. Under the terms of the agreement ITEX acquired the rights to the name and trademarks of the International Trade Exchange of Vancouver, B.C. Canada together with the right to acquire its client base and assets. The addition of the affiliation with ITEX/Bartercard and TROC/Canada will more fully enable ITEX clients to do business coast-to-coast in both the U.S. and Canada.

The Company has pioneered electronic trading with its BarterWire system, introduced by the Company nearly a decade ago. Using BarterWire, Exchange members can buy and sell products and services through a personal computer and modem from anywhere in the world where telephone service is available. The Company has continued to enhance its BarterWire software so that users can trade more efficiently through the Exchange system. Latest enhanced versions are more user friendly with features familiar to those who are accustomed to the Windows environment. It also includes color and graphic capabilities for better presentation of products and services offered through the system.

The Company has also made BarterWire available to clients through the Internet, complete with its own gateway and web server. This enables Exchange members to enjoy the advantages of the latest version of BarterWire together with savings on long distance charges and a larger electronic marketplace.

Another electronic trading feature introduced by the Company is a "fax-back" system for Exchange clients, which enables Exchange members to request and receive their account records, company data, ITEX business forms, product and service lists, and other information by fax.

The ITEX Express card continues to enhance trade among ITEX clients, particularly when taken in concert with other electronic trading innovations. The ITEX Express card is the Company's debit-credit card for barter, the first of its kind in the U.S. The card can be used for identification or to make purchases using a three part voucher form or point-of-sale (POS) terminal. ITEX has encouraged the use of POS terminals as a way to speed barter transactions and increase the volume of trade.

Management believes that electronic trading systems such as BarterWire, Internet access, the ITEX Express card, and the fax-back information and trading service represent the next major step forward in the development of the barter industry. By its early involvement in the electronic marketplace, ITEX believes it will be positioned to take full advantage of future developments in this area.

The  Company  believes  that  new  technologies  and  the  emerging   electronic
marketplace have the potential to profoundly affect the way business is conducted. As this new marketplace emerges, the Company is positioning itself to take full advantage of this trend. The Company is already becoming recognized as an industry leader in this field. As the transition to electronic business takes place, ITEX intends to play a major role.

At July 31, 1996, Other assets includes costs of purchasing and developing certain of the Company's information and communication systems. During fiscal 1996, the Company continued work on development projects that had been commenced in prior years. Since these are mature projects and systems, technological feasibility was present, resulting in the capitalization of most of the development costs incurred in fiscal 1996, in accordance with the Company's accounting policy. The increase in the level of research and development costs was attributable to the nature of the activities in fiscal 1996, which essentially consisted of coding and other activities connected with constructing the systems. A large portion of the development costs were paid to independent consultants and specialists in the particular systems areas and are not fixed costs of the Company.

Research and development during the past two fiscal years has focused both on technological improvements and international expansion. During the fiscal year ended July 31, 1996, the Company spent a total of $577,000 on research and development for its communication and information systems, of which $560,000 was capitalized and $17,000 was charged to expense. During the fiscal years ended July 31, 1995 and 1994, the Company spent a total of $169,000 and $131,000, respectively, all of which was charged to expense.

The terms "Barter is Good ... Responsible Barter is Better" and "BarterWire" are registered service marks of the Company. The ITEX symbol and name are registered trademark-service marks of the Company.

Liquidity and Capital Resources

Overall Financial Position. The information for the year ended July 31, 1996, has been derived from the Company's unaudited Consolidated Financial Statements included in this Form 10-K. As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.

At July 31, 1996, the Company's working capital ratio was 3.1 to 1, based on current assets of $3,941,000 and current liabilities of $1,258,000. The Company's working capital ratio at July 31, 1995, was 2.0 to 1, based on current assets of $3,016,000 and current liabilities of $1,509,000. The improvement in the working capital ratio resulted primarily from continued profitable operations and private placements of stock

Total stockholders' equity increased by $8,443,000 to $22,225,000 at July 31, 1996, from $13,783,000 at July 31, 1995. The primary increases in stockholders' equity were from continued profitable operations and private placements of the Company's equity securities.

Even though the Statement of Cash Flows indicates negative cash flow from operations, the Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term equity building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several development projects. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that adequate funds from operations or any other sources will continue to be available on terms acceptable to the Company.

Private Placements. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of issuance. The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the date of issuance. Wycliff was required to pay the purchase price of the units at a minimum rate of $625,000 per quarter.

Through July 31, 1996, the Company received $1,250,000 from Wycliff and issued 255,624 shares of common stock and the Company also issued warrants to purchase 255,624 shares of common stock at an exercise price of $4.89 per share, exercisable from and after two years from the date of issuance, with expiration five years from the date of issuance, and warrants to purchase 255,624 shares of common stock at an exercise price of $6.12 per share, exercisable from and after four years from the date of issuance, with expiration ten years from the date of issuance.

Under the terms of the Wycliff private placement, if the entire purchase price of $5,000,000 was paid no later than December 31, 1996, the Company would have been required to issue to Wycliff warrants to purchase an additional 250,000 shares of common stock at an exercise price of $4.89 per share. The private placement terms also provided that Wycliff would pay to the Company additional amounts equal to 8% per annum for any portion of the purchase price that was not paid on or before December 31, 1996. Further, the private placement provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that would have been due for the calendar quarter ended September 30, 1996, and therefore the Company has canceled the remaining portion of the private placement.

In addition, during the fiscal year ended July 31, 1996, the Company issued 350,000 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Option Plan. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $875,000 from the exercise of stock options to purchase 475,000 shares of common stock pursuant to previously existing stock option plans. Effective December 15, 1995, the Board of Directors adopted a new stock option plan pursuant to which options to purchase up to 1,300,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant at the discretion of the Board of Directors. During the fiscal year ended July 31, 1996, pursuant to the new stock option plan, options to purchase 1,295,000 shares were granted at an exercise price of $6.13 per share. The plan was approved by the Company's shareholders at the annual meeting of the Company's shareholders held on May 3, 1996. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

Warrants. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

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

Bank Line of Credit. The Company had a line of credit facility with a bank that expired on May 31, 1996. Pursuant to the line of credit, the Company was able to borrow up to $200,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 2%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1996, the Company had no borrowings outstanding under the bank credit facility. The Company is presently discussing the terms of a new line of credit with the bank.

Acquisition of Global Exchange Network. During the fiscal year ended July 31, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including its membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments thereafter until the final payment on August 1, 1998. The acquisition has been accounted for by the purchase method. Pro forma operating data is not provided because the effects on previously reported data would be insignificant.

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of its common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

On February 12, 1996, the Company filed suit in the Circuit Court of Multnomah County, Oregon against BXI, BX International, Inc., the company which BXI alleged in its press releases was the actual owner of the BXI Trade Exchange, Saul Yarmak, president of BXI and author of the hostile allegations against the Company and Stephen Friedland, an officer of BXI. The suit seeks damages for breach of contract, fraud, business defamation (disparagement), unlawful trade practices and interference with economic relationships and includes claims for specific performance of the contract to acquire the 50% interest in BXI and a request for a declaratory judgment. The defendants answered the Complaint on April 30, 1996 by denying all allegations and asking for their attorney's fees.

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI.

As with all litigation, the potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. Based upon the docket in Multnomah County, Oregon, Circuit Court, the matter must go to trial within one year of the filing of the original complaint. In any event, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

Acquisition of Barter Exchange, Inc. (BEI) Trade Exchange. On March 1, 1995, the Company acquired the barter exchange business of Barter Exchange, Inc. ("BEI"). BEI has twelve offices located primarily in the Southwest and lower Midwest. This acquisition added significantly to the Company's client base and increased the number of Exchange offices nationwide by nearly 10%. This acquisition enabled the Company to absorb a long-time competitor with a well defined presence in the market. It also gave the Company much improved presence in geographic areas in which the Company had not previously had a significant presence.

Acquisition of Name and Trademarks of International Trade Exchange of Vancouver, B.C. In March, 1995 ITEX acquired the rights to the name and trademarks of International Trade Exchange (ITEX) Corp., of Vancouver, B.C. Canada, together with the right to acquire its client base and assets. The purchase did not add to the Company's assets, but the acquisition had strategic importance for the Company's future plans. During fiscal 1994, TROC Canada, the largest barter exchange in Canada, took steps to join the ITEX barter system as an independent licensee. TROC is located in Montreal, Quebec with most of its operations in eastern Canada. Subsequently, the Company entered into an International License Agreement with 3264076 Canada, Inc., governing the use of the ITEX System in Canada. These two actions thus gave ITEX coast-to-coast name recognition in Canada as well as in the U.S.

Acquisition of Travel Agents Hotel Guide. In February 1995 the Company acquired the Travel Agents Hotel Guide, a directory of hotels and resorts across North America and the Caribbean that the Company uses to acquire room nights on trade in exchange for advertising in the Guide. The room nights are then sold to Exchange clients in exchange for trade dollars, thus providing a highly desirable business and vacation inventory for trade to Exchange members.

RESULTS OF OPERATIONS
The information for the year ended July 31, 1996, has been derived from the Company's unaudited Consolidated Financial Statements included in this Form 10-K. As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.


Comparison of Fiscal Years Ended July 31, 1996 and July 31, 1995

Overall Operating Results

Total revenue increased 29% to $30,452,000 in the fiscal year ended July 31, 1996 ("fiscal 1996") from $23,629,000 in the fiscal year ended July 31, 1995 ("fiscal 1995"). Income from operations increased to $2,024,000 in fiscal 1996 from $945,000 in fiscal 1995. Equity in net income from foreign affiliate was $1,176,000 in fiscal 1996 as compared to $958,000 in fiscal 1995.

Net income increased 41% to $2,586,000, or $0.35 per share in fiscal 1996 from $1,836,000, or $0.41 per share, in fiscal 1995. Net income per share was lower in fiscal 1996, despite the increase in net income, because of a greater number of shares outstanding in the current year and because of more incremental shares from options and warrants in computing income per share caused by increases in the market price of the Company's stock during part of fiscal 1996.

Revenue

Total Revenue. Total revenue increased 29% to $30,452,000 in fiscal 1996 from $23,629,000 in fiscal 1995. Corporate trading revenue increased 15% to $16,327,000 in fiscal 1996 from $14,211,000 in fiscal 1995. Trade exchange revenue increased 50% to $14,125,000 in fiscal 1996 from $9,418,000 in fiscal 1995.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1996 and 1995:

                                               Fiscal Years Ended July 31,
                                            ------------------------------------
                                                 1996                   1995
                                            -------------         --------------
                                                      (in thousands)
           Corporate Trading Revenue
               Trade                        $   11,643              $  12,403
               Cash                              4,684                  1,808
                                           --------------         --------------
                                                16,327                 14,211
                                           --------------         --------------
           Trade Exchange Revenue
               Trade                              5,532                 4,204
               Cash                               8,593                 5,214
                                           --------------         --------------
                                                14,125                  9,418
                                           --------------         --------------
           Total Revenue
               Trade                            17,175                 16,607
               Cash                             13,277                  7,022
                                           --------------         --------------
                                            $   30,452              $  23,629
                                           ==============         ==============

Corporate Trading Revenue. The continued increased level of corporate trade revenue was attributable to continued operation of the Company's corporate trade department, which was established in fiscal 1994 and continued corporate barter transactions by the Company's agent for corporate barter, ITEX USA. Management expects continuing significant contributions to revenue from its corporate trading activities.

Trade Exchange Revenue. The increase in trade exchange revenue was attributable to an array of factors. During fiscal 1996, the Company recognized one-time retail exchange license revenue from a foreign licensee and a significant amount of enrollment fees for new clients joining as members of the Exchange. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange. The Company has also continued its internal expansion by opening more broker offices. The Company has continued its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $13,083,000 in fiscal 1996 from $11,138,000 in fiscal 1995 because of the higher revenue level. Costs of corporate trading revenue were 80% in fiscal 1996 and 78% in fiscal 1995.

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $7,192,000 in fiscal 1996 from $4,361,000 in fiscal 1995. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 51% of trade exchange revenue in fiscal 1996 and 46% in fiscal 1995. The resulting variance of 5% in gross margin percentage was due to specific commission rates applicable to transactions completed in each period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,153,000 in fiscal 1996 from $7,185,000 in fiscal 1995. The increase resulted from the Company's higher scope of operations, including expansion of Company-owned and operated local trade exchanges.

Total advertising and promotion was $2,597,000 in fiscal 1996 as compared to $2,985,000 in fiscal 1995. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During fiscal 1996, the Company paid $2,312,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 89% of total advertising costs for the period.

Comparison of Fiscal Years Ended July 31, 1995 and July 31, 1994

Overall Operating Results

Total revenue increased 60% to $23,629,000 in the fiscal year ended July 31, 1995 ("fiscal 1995") from $14,766,000 in the fiscal year ended July 31, 1994 ("fiscal 1994"). Income from operations increased to $945,000 in fiscal 1995 from $294,000 in fiscal 1994. Equity in net income from foreign affiliate was $958,000 in fiscal 1995 as compared to $632,000 in fiscal 1994.

Net income more than doubled to $1,836,000, or $0.41 per share in fiscal 1995 from $844,000, or $0.26 per share, in fiscal 1995. The rate of increase in income per share was less than the rate of increase in net income because of a greater number of shares outstanding in fiscal 1995.

Revenue

Total Revenue. Total revenue increased 60% to $23,629,000 in fiscal 1995 from $14,766,000 in fiscal 1994. Corporate trading revenue increased 69% to $14,211,000 in fiscal 1995 from $8,427,000 in fiscal 1994. Trade exchange revenue increased 49% to $9,418,000 in fiscal 1995 from $6,339,000 in fiscal 1994.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1995 and 1994:

                                           Fiscal Years Ended July 31,
                                       -------------------------------------
                                             1995                   1994
                                       --------------         --------------
                                                 (in thousands)
            Corporate Trading Revenue
               Trade                     $  12,403             $     8,266
               Cash                          1,808                     161
                                       -------------          ---------------
                                           14,211                    8,427
                                       -------------          ---------------
            Trade Exchange Revenue
               Trade                        4,204                    1,941
               Cash                         5,214                    4,398
                                       -------------          ---------------
                                            9,418                    6,339
                                       -------------          ---------------
            Total Revenue
               Trade                       16,607                   10,207
               Cash                         7,022                    4,559
                                       -------------          ---------------
                                        $  23,629               $   14,766
                                       =============          ===============

Corporate Trading Revenue. The increase in corporate trading revenue was attributable to continued operation of the Company's corporate trade department, which was established in fiscal 1994 and continued corporate barter transactions by the Company's agent for corporate barter, ITEX USA. Management expects continuing significant contributions to revenue from its corporate trading activities.

Trade Exchange Revenue. The increase in trade exchange revenue was attributable to an array of factors. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange. The Company has also continued its external expansion by acquisitions and its internal expansion by opening more broker offices. The Company has continued its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $11,138,000 in fiscal 1995 from $6,409,000 in fiscal 1994 because of the increase in corporate trading revenue. Costs of corporate trading revenue were 78% in fiscal 1995 and 76% in fiscal 1994.

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $4,361,000 in fiscal 1995 from $2,806,000 in fiscal 1994. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 46% of trade exchange revenue in fiscal 1995 and 44% in fiscal 1994.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,928,000 to $7,185,000 in fiscal 1995 from $5,257,000 in fiscal 1994. The increase resulted from the Company's higher scope of operations, including expansion of Company-owned and operated local trade exchanges.

Total advertising and promotion was $2,985,000 in fiscal 1995 as compared to $1,591,000 in fiscal 1994. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During fiscal 1995, the Company paid $2,746,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 92% of total advertising costs for the period.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity.

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation of the barter business, (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions.

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

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1996

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                        --------

  REPORT OF INDEPENDENT AUDITORS                                           32

  CONSOLIDATED BALANCE SHEETS AT JULY 31, 1996 AND 1995                    33

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED
    JULY 31, 1996, 1995, AND 1994                                          34

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE
    YEARS ENDED JULY 31, 1996, 1995, AND 1994                              35

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED
    JULY 31, 1996, 1995, AND 1994                                          36

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               37


 All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Note:
The information for the year ended July 31, 1996, has been derived from the Company's unaudited Consolidated Financial Statements included in this Form 10-K. As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.

                         REPORT OF INDEPENDENT AUDITORS



The information for the year ended July 31, 1996, has been derived from the Company's unaudited Consolidated Financial Statements included in this Form 10-K. As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                  July 31,
                                                           ---------------------
                                                               1996        1995
                                                           ---------------------
                                   ASSETS                  (unaudited)
Current Assets
     Cash ...............................................   $ 1,301     $ 1,524
     Accounts receivable, net of allowance for doubtful
         accounts of $105 and $132.......................     1,071       1,117
     Notes receivable....................................       611        ---
     Deferred tax asset..................................         3          51
     Prepaids and other current assets...................       955         324
                                                            --------    --------
         Total current assets............................     3,941       3,016

Inventory for Principal Party Trading....................     7,577       5,696

Available for Sale Equity Securities.....................     3,877       3,332

Investment in Foreign Equity Affiliate...................     3,216       2,040

Investment in SLI, Inc...................................     2,843        ---

Goodwill and Purchased Member Lists, net.................     1,299       1,067

Deferred Tax Asset.......................................      ---           26

Other Assets.............................................     1,159         401
                                                            --------    --------

                                                            $23,912     $15,578
                                                            ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable....................................   $   183     $   133
     Portion of receivables due to brokers ..............       547         580
     Trade credits issued in excess of earned............        41           4
     Income taxes payable................................      ---          474
     Deferred tax liability..............................      ---           43
     Current portion of long-term indebtedness...........       138          61
     Other current liabilities...........................       349         214
                                                            --------    --------
         Total current liabilities.......................     1,258       1,509

Deferred Income Taxes....................................       237         130

Long-term Indebtedness...................................       192         156

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,804,000 and 5,212,000 shares
        issued and outstanding...........................        68          52
     Paid-in capital.....................................    16,386      10,624
     Common stock subscribed.............................                     1
     Net unrealized gain on marketable equity
         securities......................................       132          92
     Treasury stock, at cost (10,000 and 20,000 shares)..       (29)        (68)
     Retained earnings...................................     5,668       3,082
                                                            --------    --------
         Total stockholders' equity......................    22,225      13,783
                                                            $23,912     $15,578
                                                            ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     For the Fiscal Years Ended July 31,
                                                       ----------------------------------------------------------------
                                                               1996                    1995                    1994
                                                       -------------------      -----------------       -----------------
Revenue                                                      (unaudited)
    Corporate trading revenue.........................  $        16,327          $        14,211         $         8,427
    Trade exchange revenue............................           14,125                    9,418                   6,339
                                                       -------------------      -----------------       -----------------
                                                                 30,452                   23,629                  14,766
                                                       -------------------      -----------------       -----------------
Costs and Expenses
    Costs of corporate trading........................           13,083                   11,138                   6,409
    Costs of trade exchange revenue...................            7,192                    4,361                   2,806
    Selling, general, and administrative..............            8,153                    7,185                   5,257
                                                       -------------------      -----------------       -----------------
                                                                 28,428                   22,684                  14,472
                                                       -------------------      -----------------       -----------------

Income (Loss) from Operations.........................            2,024                      945                     294

Other Income (Expense)
  Interest income (expense), net......................               64                        3                     (16)
  Dividends and subordination fees....................              204                      229                     ---
  Gain (loss) on sale of securities...................              (76)                     222                      12
  Miscellaneous, net................................                ---                      ---                       7
                                                       -------------------      -----------------       -----------------
                                                                    192                      454                      19
                                                       -------------------      -----------------       -----------------
Income Before Taxes and Equity in Net
  Income (Loss) of Foreign Affiliate..................            2,216                    1,399                     313

Provision (Credit) for Income Taxes...................              806                      522                     101
                                                       -------------------      -----------------       -----------------

Income Before Equity in Net  Income
  (Loss) of Foreign Affiliate.........................            1,410                      877                     212

Equity in Net Income (Loss) of Foreign
  Affiliate...........................................            1,176                      958                     632
                                                       -------------------      -----------------       -----------------

Net Income (Loss).....................................  $         2,586          $         1,835         $           844
                                                       ===================      =================       =================

Average Common and Equivalent Shares:
   Primary............................................            7,346                    4,658                   3,292
                                                       ===================      =================       =================
   Fully diluted......................................            7,617
                                                       ===================

Net Income Per Common and Equivalent
  Share:
   Primary............................................  $          0.35          $          0.41         $          0.26
                                                       ===================      =================       =================
   Fully diluted......................................  $          0.34

                                                       ===================


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the Fiscal Years Ended July 31, 1996 (unaudited), 1995, and 1994


                                                                             Unrealized
                           Common Stock          Additional                  Gain (Loss)
                     --------------------------   Paid-in       Retained        on           Treasury
                        Shares       Amount       Capital       Earnings     Securities        Stock            Total
                     -------------  ---------- -------------- ------------  -------------- --------------   ---------------
Balance,August 1,1993   3,035      $     30     $    5,143      $   403       $   (380)         $   (150)     $   5,046

Stock sold for cash        130             1           129                                                         130
Stock issued in
 exchange
 for member lists            5                          42                                                          42
Stock exchanged for
  interest in
  equity affiliate         150             2           448                                                         450
Stock exchanged for
  goods, services           96             1           462                                            81           544
Unrealized Gain
 (Loss)                                                             376                              376
Net income, fiscal
  1994                                                 844                                           844
                    ------------  ------------ -------------  ------------- --------------  -------------  ---------------

Balance, July 31,
   1994    3,416            34         6,224         1,247           (4)              (69)         7,432

Stock sold for cash        941             9         2,000                                                       2,009

Stock issued for
  acquisitions and
  in exchange for
  member lists             556             6         1,326                                                       1,332
Stock exchanged for
  goods and services       300             3         1,076                                                       1,079
Unrealized Gain
 (Loss)                                                              96                               96
Net income, fiscal
 1995                                                1,835                                          1,835
                    ------------  ------------ -------------  ------------- --------------  -------------  ---------------

Balance, July 31,
 1995                    5,213            52        10,626        3,082            92                 (69)      13,783

Stock sold for cash      1,294            13         3,678                                                       3,691
Stock issued for
  acquisitions              60             1           644                                                         645
Stock exchanged for
  goods and services       237             2         1,438                                            401        1,480
Unrealized Gain
(Loss)                                                               40                                40
Net income, fiscal
 1996                                                2,586                                          2,586
                    ------------  ------------ -------------  ------------- --------------  -------------  ---------------

Balance, July 31,
1996                     6,804    $      68     $   16,386     $  5,668      $    132           $   (29)    $   22,225
                    ============  ============ =============  ============= ==============  =============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                For the Fiscal Years Ended July 31,
                                                              --------------------------------------
                                                                1996            1995         1994
                                                              ---------       ---------    ---------
Cash Flows from Operating Activities                         (unaudited)

    Net income............................................    $  2,586        $  1,835        $ 844
                                                              ---------       ---------    ---------
    Adjustments:
       Equity in net income of foreign affiliate..........      (1,176)           (958)        (632)
       Depreciation and amortization......................         290             215          142
       Services paid for in stock.........................         740             660          451
       Net (gain) on sale of investments..................                        (452)         (12)
       Net (loss) on sale of investments..................                          (2)         (13)
       Net trade revenue earned over trade costs  ........      (2,585)         (1,683)        (936)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................        (766)            288         (351)
       Deferred taxes.....................................         138             (48)          94
       Prepaids and other assets..........................        (147)            189           46
       Accounts payable and other current liabilities.....         239              13           69
       Portion of receivables due to brokers..............         (33)            (32)         226
       Income taxes payable...............................        (475)            388           82
       Deferred revenue...................................                      (1,000)
                                                              ---------       ---------    ---------
        Net cash (used in) operating activities..........      (1,189)            (587)          10
                                                              ---------       ---------    ---------
Cash Flows From Investing Activities
    Acquisitions of SLI, Inc. and Global Exchange
        Network, Inc......................................      (2,583)
    Additions to equipment and information systems........        (254)           (227)         (68)
    Other.................................................                                      (25)
                                                              ---------       ---------    ---------
          Net cash (utilized in) investing activities.....      (2,837)           (227)         (93)
                                                              ---------       ---------    ---------
Cash Flows From Financing Activities
    Proceeds from sales of common stock...................       3,691           2,010          130
    Proceeds from notes payable...........................         237             814          224
    Repayments of notes payable...........................        (125)           (937)         (99)
                                                              ---------       ---------    ---------
       Net cash provided by financing activities.......          3,803           1,887          255
                                                              ---------       ---------    ---------
Net increase (decrease) in cash and equivalents...........       ( 223)          1,073          172
Cash and cash equivalents at beginning of period..........       1,524             451          279
                                                              ---------       ---------    ---------
Cash and Cash Equivalents at End of Period................    $  1,301        $  1,524     $    451
                                                              =========       =========    =========
Supplemental Cash Flow Information
Cash paid for interest....................................    $     29        $     30     $     20
Cash paid for income taxes................................         610             180            5
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................       3,951           3,770        1,831
Stock issued in acquisition of SLI, Inc...................         645
Available-for-sale securities purchased with ITEX trade
  dollars................................................          250             500        500

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.

NOTE 1 -  DESCRIPTION OF BUSINESS

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

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. For these services, the Company typically receives a cash commission of 5% or 6% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 110 broker offices located in 36 states, Guam, Puerto Rico, and Vancouver, Canada. The Company bears no financial responsibility for the financing of an independent broker office.

The Company acts as an intermediary for the exchange of goods and services between major companies, through the formation of ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business of the Company's corporate barter division. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash will be divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue will also be divided between the Company and ITEX USA.

The Company operates with the objectives of long-term equity-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX trade dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX trade dollars that have been earned by the Company in trade transactions. The companies invested in are able to use the ITEX trade dollars received in payment for the stock issued to purchase goods and services used in the operation of their businesses.

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,577,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company has a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations are included in the Company's financial statements using the equity method of accounting.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold the this media-focused business operation in order to improve the Company's ongoing cash flow. The Company realized a profit of $325,000 from the transaction.

Although the Statement of Cash Flows indicates negative cash flow from operations, the Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term wealth building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several areas of business development that would be expected to contribute in the future to long-range wealth building. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that operating conditions will enable the Company to continue to operate as described above or that adequate funds from any sources will continue to be available on terms acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Barter Exchange, Inc., a wholly owned subsidiary. Intercompany transactions have been eliminated.


Trade Dollar Transactions

Normal Valuation of Trade Dollars. The Company uses the ratio of one trade dollar to one United States dollar in measuring and accounting for purchases and sales. This one-for-one ratio is the pervasive standard within the ITEX Retail Barter Exchange and throughout the barter industry. The Company does not recognize any accounting implications if differences are observed between trade dollar and U.S. dollar prices that are within reasonable ranges that might exist between prices of similar U.S. dollar transactions.

Abnormal Valuation of Trade Dollars. For those few significant trade dollar transactions in which fair market values are determined to be materially different from the ratio of $1 to one trade dollar, the fair market values are used in determining the accounting result of the transaction instead of amounts equal to the number of trade dollars exchanged. Abnormal valuations most often occur in certain acquisitions of bulk inventories, such as those entered into by the Company for principal party trading or for trading to and for the benefit of members of the ITEX Retail Barter Exchange. In such situations, an accounting adjustment is recorded to decrease the carrying value of the inventory to fair market value along with a decrease to income for the period.

Trade Dollar Valuation in the Statement of Operations. The ratio of $1 per trade dollar is applicable to revenue and costs and expenses in the statement of operations with the exception of the effects of additional costs and expenses recorded as a result of the circumstances described under the preceding section "Abnormal Valuation of Trade Dollars." It should be noted that to a significant extent, any adjustments to trade dollar revenue would be offset by corresponding adjustments to expenses paid when corresponding trade dollars are spent for goods and services that are charged to costs and expenses.

Trade Dollar Valuation in the Balance Sheet. The Company has expertise in trading. The Company has a blended cash-trade purchasing program in which it spends trade dollars that have been earned or issued by the Company and U.S. dollars--in tandem--to pay for goods and services used by the Company in its operations. Because of the effectiveness of its purchasing programs, the Company has not accumulated significant trade dollar balances on its balance sheets.

Any negative trade dollar balance of the Company is shown as a liability in the balance sheet. The contractual relationship between the Company and members of the ITEX Retail Barter Exchange permit the Company to essentially "borrow" trade dollars through the issuance of trade dollars in excess of the amount specifically earned by the Company, within certain specified limitations.

At each balance sheet date, in accordance with generally accepted accounting principles, any positive trade dollar balance of the Company would be evaluated for net realizable value. The Company would adjust the carrying value of the trade dollars if the fair value of the trade dollars is less than the carrying value or it is probable that not all trade dollars will be used.

Information that would be used to support the net realizable value of a significant positive trade dollar balance at a balance sheet date would include the Company's past track record of utilizing trade dollars, evident ability and intent to utilize the trade dollars in a reasonable time, indicated by the quantity of trade dollars relative to the size of the Company's procurement budget for items the trade dollars may be used for, and preparation of a trade plan for timely utilization on a $1 per trade dollar basis for goods and services that will be available.

Inventory for Principal Party Trading

General. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Inventory Purchased and Sold for Trade Dollars. Purchases of inventory for principal party trading paid for in trade dollars are valued at the amount of trade dollars paid unless the circumstances described in the preceding section "Abnormal Valuation of trade dollars" are present. For significant purchases of inventory for principal party trading paid for in trade dollars in which fair market values are determined to be materially different from the ratio of $1 per trade dollar, the fair market values are used in determining the accounting result of the transaction and the carrying value of the inventory. In such situations, an accounting adjustment is recorded to decrease the carrying value of the inventory to fair market value along with a decrease to income for the period.

Determination and Substantiation of Fair Market Value. The Company's procedures for inventory for principal party trading include obtaining appraisals of fair market, comparison to equivalent cash market prices that would be required for similar purchases, or both.

Revenue Recognition. Revenue is recognized for sales of inventory for principal party trading when the buyer has made an unconditional commitment to convey the applicable consideration to the Company and the Company has culminated the earnings process by having shipped the inventory to the buyer or performed such other acts necessary to have completed its required performance pursuant to the applicable transaction. For any transaction resulting in revenue to the Company, if any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Trading With Cash Equivalent Credits

Nature of Transactions. In addition to and separate from principal party trading transactions in which the Company purchases and sells inventories for trade dollars, the Company enters into transactions in which it exchanges "Cash Equivalent Credits" for bulk inventory of corporations. These transactions occur completely outside the ITEX Retail Barter Exchange and do not involve trade dollars, which are completely different from Cash Equivalent Credits. The Company arranges the sale of the inventory for cash, which is retained by the Company subject to no future contingencies.

Holders of Cash Equivalent Credits may only use them in purchases of goods and services from specific vendors identified by the Company in a blend of mostly cash and a smaller proportion of Cash Equivalent Credits. Because of bulk purchasing arrangements the Company has with these vendors, the vendors accept the cash portion of the price and essentially grant a special discount to the client equal to the number of Cash Equivalent Credits utilized in the cash-trade blended purchases. ITEX will assist the client in executing transactions in which the client utilizes its Cash Equivalent Credits, but the Company does not guarantee the utilization of the Cash Equivalent Credits and it is the client's responsibility to utilize its Cash Equivalent Credits. The Company earns transaction fees equal to a percentage of the Cash Equivalent Credits utilized by the client.

Revenue Recognition. The Company recognizes revenue equal to the cash to be received from the sale of the inventory when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the shipment of the inventory or such other acts necessary to have completed required performance pursuant to the applicable transaction.

Transaction fee revenue associated with clients' utilization of Cash Equivalent Credits is recognized when Cash Equivalent Credits are utilized and the client is obligated to pay the transaction fee to the Company.

For any transaction resulting in revenue to the Company, if any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Available for Sale Securities

Nature of Transactions. The Company operates with the objectives of long-term wealth-building while also ensuring availability of sufficient cash for current operating requirements. In this respect, the Company sometimes exchanges ITEX Corporation common stock for stock of other publicly-traded companies. The Company also invests trade dollars that have been earned or issued by the Company or inventories for principal party trading in equity securities of other publicly-traded companies. The investee companies are able to use the trade dollars received in payment for the stock issued to purchase needed goods and services or to use the inventory items received as payment for the stock in the operation of their businesses.

Accounting Principles. Effective August 1, 1994, the Company changed its method of accounting for equity securities to conform to the requirements of financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The change had no effect on retained earnings. The noncurrent portfolio of available-for-sale securities is stated at fair market value at balance sheet dates. Realized gains and losses are determined on the specific identification method and recognized in net income. Net unrealized gains or losses on noncurrent available-for-sale securities are recorded in a separate stockholders' equity account, except for unrealized losses that are considered to be other than temporary, which are recognized as losses in determining net income.

Determination of Fair Market Value. In accordance with advice received from the SEC Office of the Chief Accountant (see Attachment A), investments in restricted stock of publicly-traded companies are stated at the current quoted market price of freely-trading stock of the investee. Also consistent with such advice, convertible preferred stocks are stated at the current quoted market price of common shares that the preferred stock is convertible into.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company accounts for investment tax credits using the flow-through method, and thus, they reduce income tax in the year the related assets are placed in service or qualified progress payments are made.

For years prior to July 31, 1995, the Company filed its income tax returns on the cash basis whereby, trade accounts receivable and various operating payables had no tax basis. Revenue associated with trade accounts receivable was recognized when payments were received and the various operating payables were deductible when payments were made. For fiscal years 1996 and 1995, the Company is required to file its income tax returns on the accrual basis.

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. All of the undistributed earnings of the foreign affiliate have been reinvested and are not expected to be remitted to the parent company. Accordingly, no federal income taxes have been provided on such earnings, and at July 31, 1996 and 1995, the cumulative amounts of reinvested income was approximately $2,766,000 and $1,590,000, respectively.

Income Per Share

Income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding, plus common equivalent shares arising from the effect of dilutive stock options using the modified treasury stock method, and net income increased for debt reduction and investment in short-term paper from the hypothetical exercise of options.

Costs of Communication and Information Systems

The Company capitalizes costs of purchasing and internal costs of developing and enhancing its communication and information systems. The Company capitalizes only direct costs of development after technological feasibility has been determined. Other costs related to development are expenses as incurred as research and development expenditures. Capitalized costs of communication and information systems are amortized over a 4 year period.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 3 to 10 years. Intangible assets, consisting of "excess of cost over net assets of company acquired," "noncompete covenants," and "member lists", are stated at cost and are being amortized over 20 and 5-year periods, respectively.

Capitalized Equipment Leases

Vehicle and equipment  leases have been recorded at the present value of the net
minimum  lease  payments.   These  assets  are  being   depreciated   using  the
straight-line method over lease terms of 3 to 5 years.

Allowance for Uncollectible Accounts

The Company provides an allowance for accounts receivable which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period in which they become known. Losses are charged and recoveries are credited to the allowance.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and also disclosures about contingent assets and liabilities. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

NOTE 3 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for each of the fiscal years ended July 31, 1996, 1995, and 1994:

                                      Fiscal Years Ended July 31,
                               -----------------------------------------
                                  1996           1995            1994
                               ----------     ----------      ----------
                                            (in thousands)
     Corporate Trading Revenue
         Trade                  $ 11,643       $ 12,403        $  8,266
         Cash                      4,684          1,808             161
                               ----------     ----------      ----------
                                  16,327         14,211           8,427
                               ----------     ----------      ----------
     Trade Exchange Revenue
         Trade                     5,532          4,204           1,942
         Cash                      8,593          5,214           4,398
                               ----------     ----------      ----------
                                  14,125          9,418           6,340
                               ----------     ----------      ----------
     Total Revenue
         Trade                    17,175         16,607          10,208
         Cash                     13,277          7,022           4,559
                               ----------     ----------      ----------

                                $ 30,452       $ 23,629        $ 14,767
                               ==========     ==========      ==========

NOTE 5 - PREPAIDS AND OTHER CURRENT ASSETS

At July 31, 1995 and 1994, prepaid expenses consisted of the following:

                                                   July 31,
                                   ------------------------------------------
                                           1996                  1995
                                   -------------------     ------------------
                                                (in thousands)

  Prepaid printing                   $            640       $            270
  Prepaid rent                                    ---                     14
  Prepaid services and other                      315                     40
                                   ===================     ==================
                                   $              955      $             324
                                   ===================     ==================

NOTE 6 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                                     July 31,
                                     ------------------------------------------
                                             1996                  1995
                                     -------------------     ------------------
                                                  (in thousands)

   Prepaid media advertising duebills  $          2,977       $          3,402
   Image production inventory                       ---                    292
   Art work                                       2,963                    245
   Foreign hotel roomnights                         ---                    226
   Domestic hotel roomnights                      1,447                  1,531
   Miscellaneous inventory                          190                    ---
                                     -------------------     ------------------
                                     $            7,577      $           5,696
                                     ===================     ==================

NOTE 7 - AVAILABLE-FOR-SALE SECURITIES

Following is information about the value of available-for-sale securities at July 31, 1996 and 1995:

                                                       Gross                Gross           Market
                                  Carrying          Unrealized           Unrealized         Value
                                   Value               Gains               Losses       (Discounted)
  July 31, 1996:
  Convertible preferred stock   $      3,163     $         138      $                 $       3,301
  Stock dividends receivable             327                                                    327
  Common stock (restricted)              255                                   (6)              249
                               ==============   ===============    ===============   ===============
                                $      3,745     $         138      $          (6)    $       3,877
                               ==============   ===============    ===============   ===============

  July 31, 1995:
  Convertible preferred stock   $      3,011     $          92      $                 $        3,103
  Stock dividends receivable             123                                                     123
  Subordination fee receivable           107                                                     107
                               ==============   ===============    ===============    ===============
                                $      3,241     $          92      $                 $        3,332
                               ==============   ===============    ===============    ===============

Effective August 1, 1994, the Company changed its method of accounting for equity securities to conform to the requirements of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The change had no effect on retained earnings.

The Company recognizes realized gains and losses from the disposition of available-for-sale securities in results of operations. The Company recognized gains of $470,000 and losses of $248,000 in the year ended July 31, 1995. The Company recognized gains of $231,000 and losses of $219,000 in the year ended July 31, 1994.

In May 1994, the Company acquired $2,500,000 face value of Class A Convertible Preferred Stock of Sky Scientific Financial Services, Inc. The terms of the preferred stock include a 4 3/4% cumulative annual dividend rate payable quarterly. The stock is convertible one-third of face value every twelve months to common stock of Sky Scientific, Inc. (the parent company). The conversion rate is 80% of the average bid price of the common stock. Sky Scientific Financial Services, Inc. has the right to call any stock not converted. The preferred stock is valued at the face value, discounted by the present value of shares convertible into common in the future. Included in unrealized gains is the value of the lapse of one year of a conversion restriction of $91,670 in fiscal 1995 and the value of the lapse of the final conversion restriction of $138,000 in fiscal 1996.

In July 1995, the Company acquired $1,650,000 face value of Class A Convertible Preferred Stock (of which $1,500,000 was sold during the same month) of North American Resorts, Inc. ("NAR"). Such shares accrue interest at the rate of 9% per annum payable in common shares. The preferred shares are convertible one-fourth of the original face value any time after each consecutive twelve-month period, at 80% of the average traded price of NAR's common stock.

In August 1994, the Company acquired $500,000 face value of Class B Preferred Stock of Softpoint, Inc. Such shares accrue interest at the rate of 9% per annum, payable in cash or common shares at Softpoint's discretion. The preferred shares are convertible any time, after one year until ten years for shares of restricted common stock of Softpoint, Inc. at the average bid price. The preferred stock is valued at the face value, discounted by the present value of shares convertible into common in the future.

In April 1996, the Company acquired 15,121 shares of preferred stock of North American Resorts, Inc. The preferred shares are convertible to common shares in 18 month based on the 30-day average stock price at the time of conversion.

In April 1995, the Company agreed to subordinate its preferred stock position in Softpoint, Inc. to that of another investor. In exchange for the subordination, Softpoint agreed to issue 25,000 common shares to the Company. The shares were received by the Company during fiscal 1996.

Also included in the noncurrent marketable equity securities for fiscal 1994, are investments in restricted or legend stock. Quoted prices for unrestricted shares of the same class of stock that is restricted are used in determining fair market value. market values. Market values of other noncurrent marketable equity securities are determined based on quoted prices.

NOTE 8 - INVESTMENT IN FOREIGN EQUITY AFFILIATE

The Company owns a 49% interest in Associated Reciprocal Traders, Inc. ("ART"), a foreign corporation based in Switzerland with international commercial barter operations. ART engages in commercial barter transactions as a buyer and seller of goods and services with companies and businesses that are based in countries outside the United States, as well as U.S. companies. The Company accounts for its investment in and share of net income or loss of ART by the equity method. The Company's equity share of ART's net income, after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was $1,176,000 for the fiscal year ended July 31, 1996, $958,000 for the fiscal year ended July 31, 1995, and $632,000 for the fiscal year ended July 31, 1994.

Following is summary balance sheet data of ART as of July 31, 1996 and July 31, 1995:

                                                      July 31,
                               ------------------------------------------------
                                       1996                         1995
                               --------------------        --------------------
                                                  (in thousands)
 Total assets                   $         6,510             $         4,543
                               =====================       ====================
 Current liabilities            $           568             $           469
 Stockholders' equity                     5,942                       4,074
                               ---------------------       --------------------
 Total liabilities and equity   $         6,510             $         4,543
                               =====================       ====================

The assets of ART as of July 31, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation.

NOTE 9 - INVESTMENT IN SLI, INC. AND RELATED LITIGATION

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of its common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

On February 12, 1996, a complaint was filed on behalf of the Company and its wholly owned subsidiary, SLI, Inc., against Saul Yarmak, Stephen Friedland, Business Exchange International Corp., BX International, Inc., Joel Sens, and David Lawson. The complaint, filed in the Circuit Court of the State of Oregon for Multnomah County Case No. 9602-01076, asserted claims for breach of contract, specific performance, declaratory judgment, fraud, defamation, unlawful trade practices, and interference with economic relationships. It sought to recover damages for allegedly disparaging remarks made by certain of the defendants against ITEX and for a court ruling that SLI acquired a 50% interest in the BXI trade exchange owned by one or more of the defendants.

On April 30, 1996, defendants Yarmak, Friedland, Business Exchange International Corp., and BX International, Inc., filed an answer denying the material allegations and asserting a counterclaim for attorney fees.

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI.

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. Based upon the docket in Multnomah County, Oregon, Circuit Court, the matter must go to trial within one year of the filing of the original complaint. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

NOTE 10 - GOODWILL AND PURCHASED MEMBER LISTS

On September 20, 1993, ITEX acquired the clients (member lists) of a trade exchange for $67,000 and subsequently, on January 10, 1995, the Company acquired additional clients for $76,000. The cost of the member lists is being amortized over a five-year period.

At July 31, 1996 and 1995, the unamortized balance of member lists consisted of the following:
                                                July 31,
                               ------------------------------------------
                                      1996                     1995
                               -----------------        -----------------
                                             (in thousands)
   Cost                         $           142          $           142
   Accumulated amortization                 (60)                     (32)
                               -----------------        -----------------
                                $            82          $           110
                               =================        =================

Amortization expense for member lists was $28,000, $21,000 and $11,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

On February 10, 1995, the Company acquired the assets and clients of the Travel Agent's Hotel Guide (TAHG) for $329,000, of which $293,000 represented the value of the clients (member lists). Previously, the Company had acquired a lodging commitment from TAHG for $96,000. The unamortized cost of the commitment of $55,000 was added to the acquisition basis and is being amortized over a five-year period.

At July 31, 1996 and 1995, the unamortized balance consisted of the following:

                                                July 31,
                             -------------------------------------------
                                    1996                      1995
                             -----------------         -----------------
                                           (in thousands)
   Cost                       $           348           $           348
   Accumulated amortization              (104)                      (35)
                             -----------------         -----------------
                              $           244           $           313
                             =================         =================

Amortization expense was $75,000, $35,000 and $10,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

On March 1, 1995, the Company acquired 100% of the common stock of Barter Exchange, Inc. (BEI) for $900,000, of which $657,825 represented the excess of cost over the fair value of net assets acquired (see Note 22). The excess of cost over net assets of the Company acquired is amortized on a straight-line basis over 20 years.

At July 31, 1996 and 1995, the unamortized cost consisted of the following:

                                                July 31,
                              -------------------------------------------
                                    1996                       1995
                              -----------------         -----------------
                                             (in thousands)
   Cost                        $           658           $           658
   Accumulated amortization                 (47)                     (14)
                              -----------------         -----------------
                               $           611           $           644
                              =================         =================

Amortization expense was $33,000 and $14,000 for the fiscal years ended July 31, 1996 and 1995, respectively.

On April 27, 1996, the Company acquired the assets and clients of Global Exchange Network, Inc. for $385,000, of which $257,000 represented the value of a noncompete agreement and $128,000 represented the value of the member list. At July 31, 1996, the unamortized balance consisted of the following:


                                 (in thousands)

   Cost                         $           385
   Accumulated amortization                 (23)
                               -----------------
                                $           362
                               =================

Amortization expense was $22,000 for the fiscal year ended July 31, 1996.

NOTE 11 - OTHER ASSETS

At July 31, 1996 and 1995, property and equipment, which are included in Other assets, consisted of the following:

                                                     July 31,
                                   -----------------------------------------
                                          1996                  1995
                                   ------------------     ------------------
                                                  (in thousands)

   Office furniture and fixtures    $            111       $            110
   Computer equipment                            486                    446
   Vehicles                                       29                    ---
   Leasehold improvements                        118                    151
                                   ------------------     ------------------
                                                 744                    707
   Less, accumulated depreciation               (491)                  (487)
                                   ==================     ==================
                                    $            253       $            220
                                   ==================     ==================

Depreciation expense for property and equipment was $91,000, $68,000 and $91,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

At July 31, 1996 and 1995, capitalized equipment leases, which are included in Other assets, consisted of the following:

                                                    July 31,
                                   ---------------------------------------
                                           1996                  1995
                                   -------------------     ---------------
                                                 (in thousands)

    Vehicles                        $           ---       $            69
    Computer equipment                          175                   193
                                   -----------------     -----------------
                                                175                   262
    Less, accumulated depreciation              (72)                  (92)
                                   =================     =================
                                    $           103      $            170
                                   =================     =================

Depreciation expense for capitalized equipment leases was $41,000, $31,000 and $11,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

At July 31, 1996, Other assets includes costs of purchasing and developing certain of the Company's information and communication systems. During fiscal 1996, the Company continued work on development projects that had been commenced in prior years. Since these are mature projects and systems, technological feasibility was present, resulting in the capitalization of most of the development costs incurred in fiscal 1996, in accordance with the Company's accounting policy. The increase in the level of research and development costs was attributable to the nature of the activities in fiscal 1996, which essentially consisted of coding and other activities connected with constructing the systems. A large portion of the development costs were paid to independent consultants and specialists in the particular systems areas and are not fixed costs of the Company.

Research and development during the past two fiscal years has focused both on technological improvements and international expansion. During the fiscal year ended July 31, 1996, the Company spent a total of $577,000 on research and development for its communication and information systems, of which $560,000 was capitalized and $17,000 was charged to expense. During the fiscal years ended July 31, 1995 and 1994, the

Company spent a total of $169,000 and $131,000, respectively, all of which was charged to expense.

The projects were still in progress at July 31, 1996. Several of the systems and enhancement projects were nearing completion at the end of fiscal 1996. When the projects are completed and ready for general use, the costs will be amortized over a four-year period.

NOTE 12 - BROKER PORTION OF ACCOUNTS RECEIVABLE

The Company maintains brokers in offices around the country to service its customers. The broker is entitled to a split of any collections the Company makes on that broker's customers, which is then payable within 35 days. The liability for amounts estimated to be collected in the future was $547,000,000 and $580,000 at July 31, 1996 and 1995.

NOTE 13 - EXCESS OF TRADE DOLLARS ISSUED OVER TRADE CREDITS
                   EARNED

At July 31, 1996, the Company had expended 41,000 ITEX trade dollars in excess of the amount of trade dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

Trade dollars issued in excess of earned by the Company is specifically provided for in the ITEX Trading Rules that govern the Exchange. Such provisions allow the Company to issue trade dollars in excess of earned within certain guideline amounts. This provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services to Exchange members to offset any amounts of trade dollars issued in excess of earned. This could be accomplished by the sale for trade dollars of the inventories for which the acquisition resulted in the trade dollars issued in excess of earned or other inventories, by otherwise earning trade dollars, or a combination of both.

NOTE 14 - BANK LINE OF CREDIT

Bank Line of Credit. The Company had a line of credit facility with a bank that expired on May 31, 1996. Pursuant to the line of credit, the Company was able to borrow up to $200,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 2%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1996, the Company had no borrowings outstanding under the bank credit facility. The Company is presently discussing the terms of a new line of credit with the bank.

NOTE 15 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Notes Payable

At July 31, 1996 and 1995, long-term debt consisted of the following:

                                                                          July 31,
                                                          ------------------------------------------
                                                                  1996                  1995
                                                          -------------------     ------------------
                                                                       (in thousands)

   Note payable at $1,000 per month,  including interest
   at 7% per  annum,  collateralized  by  property  of a
   related party                                            $             11       $             21

   Note payable at $8,300 per month,  including interest
   at 6% per annum                                                        18

   Note  payable at $600 per month,  including  interest
   at 8% per annum, collateralized by a vehicle
                                                                          26
                                                          -------------------     ------------------
                                                                         222                     21
   Less, current maturities                                              (96)                   (11)
                                                          ===================     ==================
                                                          $              126      $              10
                                                          ===================     ==================

The annual maturities of long-term debt for the next five years are as follows:

                                             (in thousands)

      Fiscal Year Ending July 31,
           1997                       $             96
           1998                                    102
           1999                                     14
           2000                                      7
           2001                                      3


Capital Leases

The Company leases vehicles and equipment under seven noncancellable capital leases. The leases, which expire during the years 1996 through 1999, have terms from three to five years and provide for aggregate monthly payments of $4,600. The Company is obligated under the vehicle leases to pay executory costs such as insurance, maintenance and other related expenses.

Minimum future lease payments under capital leases for the next five years are as follows:

                                               (in thousands)

   Fiscal Year Ending July 31,
        1997                                  $             54
        1998                                                45
        1999                                                24
        2000                                                 4
                                             ------------------
                                                           127
   Less, imputed interest                                  (19)
                                             ------------------
   Present value of minimum lease payments                 108
   Less, current portion                                   (42)
                                             ------------------
                                              $             66
                                             ==================

NOTE 16 - CAPITAL STOCK

Private Placements. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of issuance. The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the date of issuance. Wycliff was required to pay the purchase price of the units at a minimum rate of $625,000 per quarter.

Through July 31, 1996, the Company received $1,250,000 from Wycliff and issued 255,624 shares of common stock and the Company also issued warrants to purchase 255,624 shares of common stock at an exercise price of $4.89 per share, exercisable from and after two years from the date of issuance, with expiration five years from the date of issuance, and warrants to purchase 255,624 shares of common stock at an exercise price of $6.12 per share, exercisable from and after four years from the date of issuance, with expiration ten years from the date of issuance.

Under the terms of the Wycliff private placement, if the entire purchase price of $5,000,000 was paid no later than December 31, 1996, the Company would have been required to issue to Wycliff warrants to purchase an additional 250,000 shares of common stock at an exercise price of $4.89 per share. The private placement terms also provided that Wycliff would pay to the Company additional amounts equal to 8% per annum for any portion of the purchase price that was not paid on or before December 31, 1996. Further, the private placement provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that would have been due for the calendar quarter ended September 30, 1996, and therefore the Company has canceled the remaining portion of the private placement.

In addition, during the fiscal year ended July 31, 1996, the Company issued 350,000 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Option Plan. Effective April 19, 1993, the Company adopted a Key Employee's Incentive Stock Option Plan (the 1993 Plan) that provides for the grant of options intended to meet the requirements of Internal Revenue Code
Section 422, to purchase shares of the Company's common stock. Under the Plan, the Company may grant to the Optionee during the period ending on a date not more than ten years from the date of the grant of the option, the option to purchase common stock of the Company at a price per share equal to the bid price of the Company's traded common stock on the date of the grant of the option. The Company filed a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options issued or to be issued pursuant to the 1993 Plan. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $875,000 from the exercise of stock options to purchase 475,000 shares of common stock pursuant to 1993 Plan.

Effective December 15, 1995, the Board of Directors adopted a new stock option plan pursuant to which options to purchase up to 1,300,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant at the discretion of the Board of Directors. During the fiscal year ended July 31, 1996, pursuant to the new stock option plan, options to purchase 1,295,000 shares were granted at an exercise price of $6.13 per share. The plan was approved by the Company's shareholders at the annual meeting of the Company's shareholders held on May 3, 1996. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

Following is a summary of activity under both stock option plans for the three year period ended July 31, 1996:

                                                   Option Price (equal to Market
                                      Number of       Value) at Date of Grant
                                                   -----------------------------
                                       Shares         Per Share       Total
                                   ------------- -----------------------------
Balance at August 1, 1993.......         305,000                $     305,000
    Grants......................         203,000      $3.38           686,000
    Exercises...................                        1.00         (130,000)
                                        (130,000)
                                   -------------                --------------
Balance at July 31, 1994........         378,000    1.00-3.38         861,000
    Grants......................         730,000    1.94-2.50       1,517,000
    Exercises...................                       1.00           (10,000)
                                         (10,000)
                                   -------------                --------------
Balance at July 31, 1995........       1,098,000     1.00-3.38       2,368,000
    Grants......................       1,295,000        6.13         7,938,000
    Exercises...................        (470,000)    1.94-2.50       ( 895,000)
                                   -------------                --------------
Balance at July 31, 1996........       1,923,000     1.00-6.13   $   9,411,000
                                   =============                ==============

Number of shares exercisable:
    July 31, 1996...............       1,923,000
                                   ================
    July 31, 1995...............          928,000
                                   ================

Warrants. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

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

NOTE 17 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                                 Fiscal Years Ended July 31,
                  ----------------------------------------------------
                        1996               1995              1994
                  --------------      -------------      -------------
                                        (in thousands)
   Current:
     Federal     $       556        $       475         $         76
     State               113                 94                   16
                  --------------      -------------      -------------

                         669                569                   92
                  --------------      -------------      -------------
   Deferred
     Federal             114                (40)                   8
     State                23                 (7)                   1
                  --------------      -------------      -------------
                          137               (47)                   9
                  --------------      -------------      -------------
                   $      806         $       522       $         101
                  ==============      =============      =============

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to the reported income tax follows:

                                          Fiscal Years Ended July 31,
                           ----------------------------------------------------
                                 1996               1995              1994
                           --------------      -------------      -------------
                                                 (in thousands)
Taxes at U.S. Federal
  statutory rate            $    1,111         $       746         $      307
Nondeductible items                (47)                (45)               (25)
Share of net income of
  foreign equity affiliate        (470)               (316)              (209)
State income taxes                 212                 137                 28
                           --------------      -------------       ============
                            $      806         $      522          $      101
                           ==============      =============       ============

At July 31, 1996 and 1995, deferred tax (assets) liabilities consisted of the following:

                                                       July 31,
                                       ----------------------------------------
                                                1996                  1995
                                       ------------------     -----------------
                                                   (in thousands)
 Current deferred tax liabilities       $          ---       $             43
 Noncurrent deferred tax liabilities               237                    130
 Current deferred tax assets                        (3)                   (51)
 Noncurrent deferred tax assets                    ---                    (26)
 Valuation allowance                               ---                   ---
                                       ==================     =================
                                        $          234        $            96
                                       ==================     =================


NOTE 18 - ACQUISITIONS

Acquisition of Global Exchange Network. During the fiscal year ended July 31, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including its membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments thereafter until the final payment on August 1, 1998. The acquisition has been accounted for by the purchase method. The purchase price was allocated to the following:

                                                 (in thousands)


    Member lists                                $            128
    Noncompete covenant                                      257
                                               ------------------
                                                $            385
                                               ==================

The accompanying consolidated financial statements include operations of Global from April 27, 1996, the date of acquisition.

Acquisition of Barter Exchange, Inc. (BEI) Trade Exchange. Effective March 1, 1995, ITEX entered into an Agreement to acquire all of the issued and outstanding capital stock of Barter Exchange, Inc. (BEI) (a newly formed corporation), from Inventory Merchandising Services, Inc. (IMS). Pursuant to the Agreement, ITEX agreed to transfer and deliver to

IMS 300,000 shares of authorized but previously unissued common stock of ITEX. BEI is involved in the retail barter industry in the Texas region.

The exchange of stock was accounting for using the purchase method of accounting, and the results of operations of BEI have been included in ITEX's consolidated financial statements subsequent to March 1, 1995. As of March 31, 1995, the fair market value of the 300,000 shares of ITEX common stock approximated $900,000 and, accordingly, ITEX has used the fair market value of the ITEX shares exchanged for purposes of purchase accounting. Goodwill resulting from the acquisition is being amortized over 20 years on a straight-line basis.
The price was allocated as follows:

                                         (in thousands)

Accounts receivable                          $ 242
Goodwill                                       658
                                             -----
                                             $ 900

The accompanying consolidated financial statements include operations of the subsidiary from March 1, 1995, the date of acquisition.

Acquisition of Travel Agents Hotel Guide. Effective February 10, 1995, ITEX acquired all of the business assets of Travel Agent's Hotel Guide (TAHG) in exchange for 125,000 shares of ITEX common stock valued at $328,125. The purchase price was allocated as follows:

                                         (in thousands)

Fixed assets                                 $  35
Goodwill                                       293
                                              ----
                                             $ 328

The accompanying consolidated financial statements include operations of TAHG for the period from February 10, 1995, the date of acquisition.

NOTE 19 - 401(k) SAVINGS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $10,000, $7,000 and $5,000 for the plan years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 20 - BUSINESS CONCENTRATIONS

One customer accounted for approximately $3,200,000 or 20% of corporate trading revenue and 20% of total revenue. for the year ended July 31, 1996.

Three customers accounted for approximately $6,200,000 or 48% of corporate trade revenue and 26% of total operating revenues for the year ended July 31, 1995.

One customer accounted for approximately $2,361,000 or 28% of corporate trade revenue and 16% of total operating revenues (not including revenues included in the net income of the foreign affiliate) for the year ended July 31, 1994.

N0TE 21 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities in Portland, Oregon; Orange County, California; and St. Louis, Missouri. Future minimum rental commitments pursuant to these leases are as follows:

                                                  (in thousands)

          Fiscal Year Ending July 31,
               1997                               4     170
               1998                                     151
               1999                                     140
               2000                                     140
               2001                                     140

Of the minimum rental commitment due in fiscal 1997, $144,000 is payable in cash and $26,000 is payable in ITEX trade dollars.

On April 9, 1994, the Company issued 150,000 shares of common stock as partial payment for a 49% interest in a foreign affiliate. (See Notes 9 and 20.) The Company shall pay the seller a maximum of $1,650,000. In addition to the common stock, the remaining amount due shall be paid by the issuance of up to 400,000 shares of a new class of stock to be issued upon the approval of a shareholders meeting and referred to as Class "A" Convertible Preferred Stock. Delivery of the shares is subject to the foreign affiliate fulfilling specified performance criteria.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

a) 1. Financial Statements. The following financial statements are filed as a part off this Form 10-K:

     The Index to Consolidated Financial Statements is set out in Item 8 herein.

   3. Exhibits Articles of Incorporation and Bylaws (incorporated by reference for Form 10 filed February 7, 1990)

  10. Barter Exchange, Inc. contract dated March 1, 1995)


  21. Subsidiaries of the Company
      Barter Exchange, Inc., incorporated in Nevada
      SLI, Inc., incorporated in Nevada

  23. Consent of Independent Auditors

                                                                   EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS








As of November 12, 1996, the Company's independent auditor, Andersen, Andersen & Strong, L.C., had not completed the audit procedures related to audit of the Company's July 31, 1996 financial statements. Andersen, Andersen & Strong, L.C. is continuing its audit. When the auditors have completed their audit, the Company will file an amended Form 10-K that includes the auditors' report and any changes to the financial statements and related disclosures that are determined as a result of completion of the audit procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November  12, 1996

                                                   ITEX CORPORATION


      November 12, 1996                    /s/  Graham H. Norris, Sr.
------------------------------             ------------------------------------
                                           Graham H. Norris, President and Chief
                                           Executive Officer principal executive
                                           officer and director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/  Graham H. Norris, Sr.                                     November 12, 1996
----------------------------------------------
Graham H. Norris, President and Chief Executive Officer
(principal executive officer and director)

/s/  Joseph M. Morris                                         November 12, 1996
----------------------------------------------
Joseph M. Morris, Vice President and Chief Financial Officer
(principal accounting officer and director)

/s/ Mary Sherr                                                November 12, 1996
----------------------------------------------
Vice President of Broker Development, Director

/s/ Dr. Evan B. Ames                                          November 12, 1996
----------------------------------------------
Director

/s/ Thomas G. Baer                                            November 12, 1996
----------------------------------------------
Director

/s/ Dr. Sherry L. Meinberg                                    November 12, 1996
----------------------------------------------
Director

/s/ Robert Nelson                                             November 12, 1996
----------------------------------------------
/s/ Director

/s/ Dr. Charles Padbury                                       November 12, 1996
----------------------------------------------
Chairman of the Board of Directors