Form 10-K/A
period 1996-07-31
ITEX CORPORATION
filed 1996-12-09
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

           (Amendment No. 1 to Form 10-K as amended December 6, 1996)


               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended

                                  July 31, 1996

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                     93-0922994
-------------------------------------------    ---------------------------------
State (or other jurisdiction of                (IRS Employer Identification No.)
        incorporation or organization)

           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (503) 244-4673
                                ----------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K/A or any amendment of this Form 10K/A. [ ]

The approximate market value of stock held by non-affiliates is $28,345,000 based upon 6,129,000 shares held by such persons and the close price of $4.63 on November 11, 1996. The number of shares outstanding of the Registrant's $0.01
par  value  common  stock  at  November  11,  1996  was   6,853,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

                Part III, Items 10, 11, 12, and 13 of this report

                       (This Form 10K/A includes 76 pages)

                                ITEX CORPORATION
                                   FORM 10K/A
                            For the Fiscal Year Ended
                                  July 31, 1996

                                      INDEX


                                                                       Page
                                                                    ----------
                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS                                     3

ITEM 2.       DESCRIPTION OF PROPERTIES                                  11

ITEM 3.       LEGAL PROCEEDINGS                                          12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY                13
              HOLDERS


                                     PART II

ITEM 5.       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S          15
              COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

ITEM 6.       SELECTED CONSOLIDATED DATA                                 16

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          17
              CONDITION AND RESULTS OF OPERATIONS

ITEM 8.       FINANCIAL STATEMENTS                                       30


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                    62
               REPORTS ON FORM 8-K

               SIGNATURES                                                76

                                ITEX CORPORATION
                                   FORM 10-K/A
                            For the Fiscal Year Ended
                                  July 31, 1996

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

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 124 broker offices located in 36 states. In addition, there are also approximately 20 foreign broker offices, including 14 in Canada. One of the Company's current objectives is aggressive international expansion of the ITEX retail trade network. The Company bears no financial responsibility for the financing of an independent broker office.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,844,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

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

All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the Company for an indefinite period. However, on November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

The assets of ART as of July 31, 1996 cons-ist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned products included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold certain media inventory and reduced the scope of its media operations in order to improve the Company's ongoing cash flow.

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

During Fiscal Year 1995, the Company completed an agreement with International Trade Exchange Corp, a Vancouver B.C. based company, to operate the Canadian barter company. International Trade Exchange Corp does business in Canada under the names ITEX and Bartercard. In spite of the similarity of names, ITEX Corporation (U.S.) and ITEX/Bartercard (Canada) have never had a business relationship in the past. Under the terms of the agreement ITEX acquired the rights to the name and trademarks of International Trade Exchange of Vancouver, B.C. Canada together with the right to acquire its client base and assets. The addition of the affiliation with ITEX/Bartercard and TROC/Canada (described below) will more fully enable ITEX clients to do business coast-to-coast in both the U.S. and Canada.

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

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

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

SEASONALITY

There appear to be no significant seasonal influences which affect the Company's business. However, the barter industry as a whole is viewed by some as being counter-cyclic to the regular business cycle--that is, when the economy is recessionary, businesses tend to barter more. Then, as the business cycle improves, conventional wisdom suggests that companies barter less since more cash business is available. However, the Company has experienced continued growth even during periods viewed as business "up-cycles."

EMPLOYEES

The  Company  employs  51  persons,   of  which  48  are  full  time  employees.
Additionally each of the Exchange's 147 broker offices mentioned above is managed by an ITEX Licensed Broker who is an independent contractor that employs support staff of their own. This results in a total network of approximately 500 persons working as either consultants, independent contractors, or employees of the Company.

MANAGEMENT

The following table lists the names of all Directors and Executive Officers of the Company. All Directors will serve until the next annual general meeting unless his or her office is vacated in accordance with the Articles and Bylaws of the Company. The Executive Officers serve at the discretion of the Board of Directors.

                        Directors and Executive Officers

         Name              Age                     Position
------------------------   ---   ----------------------------------------------

Graham H. Norris            54   Chairman of the Board Of Directors
                                 President and Chief Executive Officer

Mary Scherr                 59   Vice President of Broker Development, Director

Michael A. Neal             27   Vice President of Marketing

Joseph M. Morris, CPA       47   Vice President and Chief Financial Officer

Cynthia Pfaltzgraff, CMA    42   Controller

Donovan Snyder, Esq.        46   Corporate Counsel, Corporate Secretary

Dr. Evan B. Ames            57   Director

Thomas G. Baer              63   Director

Dr. Sherry L. Meinberg      55   Director

Robert Nelson               48   Director

Dr. Charles Padbury         58   Director


Business Experience, Directorships, and Legal Proceedings:
----------------------------------------------------------

   Mr. Norris, who was elected President and Chief Executive Officer of the Company on September 6, 1996, has over 30 years experience in management and finance. Prior to his becoming President of the Company, he had been a consultant providing a variety of management consulting services to small private and public corporations. After a period of transition in management of the Company, Mr. Norris was elected Chairman of the Board of Directors in addition to President and Chief Executive Officer. Mr. Norris has been a pilot for United Airlines since 1963. He has been a director of the Company since 1986. In 1993, Mr. Norris became an ITEX Broker, operating an independent barter office in Provo, Utah, in which capacity he earned the credential of Certified Trade Broker.

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

   Dr. Padbury was elected Chairman of the Board of Directors on September 6, 1996. He served in that capacity during a period of transition in management of the Company until November 14, 1996, when Mr. Norris was elected Chairman of the Board of Directors. Dr. Padbury, who continues serving as a Director, is a leading Beaverton, Oregon dentist and has been a member of the ITEX Retail Trade Exchange since 1985. Dr. Padbury has brought a wealth of experience to the Board in terms of the interests, perceptions, and vantage point of ITEX clients. Dr. Padbury has been a director of the Company since 1992.

Committees
----------

The ITEX Board of Directors has had standing audit, nominating and compensation committees since May 1996. In the last fiscal year (August 1, 1995 - July 31,
1996) there were 10 meetings of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act:
--------------------------------------------------

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

Forms 4 and 5 were not filed for Mary Scherr, Charles Padbury, or Joseph Morris. Those forms would have reflected the following transactions:

  (a) Mary Scherr: Exercise of stock options and sale of shares on January 30, 1996 (30,000 shares) and March 12, 1996 (15,000 shares)

  (b) Charles Padbury: Exercise of stock options on January 4, 1996 (1,000 shares)

  (c)   Joseph Morris:   Exercise of stock  options and sale of shares on August
        30, 1995 (6,000 shares),  October 11, 1995  (1,500 shares), November 17,
        1995 (1,250 shares, and November 29 (1,250 shares)


ITEM 2.  PROPERTIES

All of the Company's operations are conducted in leased space as follows:

                                                     Approximate      Current
      Location                Lease Expiration          Sq. Ft.     Annual Rent
------------------------      -----------------      -----------    -----------

Portland, Oregon              December 31, 2001         7,400        $136,000


Westminster, California       December 31, 1996         3,700          45,000


St. Louis, Missouri           October 31, 1998          1,100          17,000


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

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for Febuary 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

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

On November 21, 1996, the Company was served with a complaint filed in the Circuit Court for Washington County, Oregon, by William Bradford Financial Services, Inc. against the Company;

Michael Baer; Graham Norris; Oxford Transfer, Inc.; David Christensen, C.P.A.; Andersen, Andersen & Strong, L.C., Donavan Snyder, and John Does I-III. William Bradford Services is controlled by Leslie French, plaintiff in the litigation described above. The complaint alleges breach of compensatory and punitive damages.

The company considers each of the claims in the complaint to be totally without merit and will vigorously defend against each and every allegation of the complaint. No answer has yet been filed by the Company. As wih all litigation, the potential outcome of this lawsuit is uncertain. In any event, however, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

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

(1) The votes cast in person or by proxy on the resolution to elect a Board of Directors was:

                                                    Abstain/
        Nominee               For       Against     Withhold
-----------------------   ----------  ----------   -----------

Michael T. Baer            4,319,473       0          22,678

Mary Scherr                4,003,507       0         338,553

Graham H. Norris, Sr.      4,004,798       0         337,353

Dr. Sherry L. Meinberg     4,004,798       0         337,353

Dr. Charles Padbury        3,987,415       0         354,645

Robert Nelson              3,987,415       0         354,645

Dr. Evan B. Ames           3,987,415       0         354,645

Thomas G. Baer             4,001,007       0         340,953

Joseph Morris              4,003,007       0         339,053

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

         Quarter Ended                              Sale Prices
--------------------------------     -------------------------------------------
                                             High                  Low
                                     --------------------- ---------------------
Fiscal Quarters Ended:
     July 31, 1996.............             $9.75                  4.25
     April 9, 1996.............             12.50                  7.75
     January 15, 1996..........              9.00                  6.13
     October 23, 1995..........              8.13                  6.13
     July 31, 1995.............              6.75                  4.00
     April 9, 1995.............              6.78                  2.38
     January 15, 1995..........              4.63                  1.88
     October 23, 1994..........              2.63                  2.00


A stockholder's list was prepared by the transfer agent, OTR Inc., in Portland Oregon, as of July 31, 1996. The list indicated 829 registered shareholders of the 6,804,000 shares issued and outstanding. It is estimated another 3,000 individual shareholders own stock in the Company which is held "in street name" by brokerage firms. This results in a total estimated number of shareholders of 3,829.

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

                                                          Fiscal Years Ended July 31,
                                         ------------------------------------------------------------------
                                             1996            1995          1994        1993         1992
                                         -------------   -----------   ----------   ----------   ----------

                                                       (In thousands, except per share data)
Statement of Operations Data:
Revenue:
   Sales arranged....................     $  3,055       $ 1,807
                                          =========      ========

   Corporate trading revenue.........     $ 13,881       $ 12,403       $  8,427       $  4,446       $    538
   Commissions on sales
      arranged.......................          329            291
   Trade exchange revenue............       14,020          9,418          6,339          3,488          4,123
                                          ---------      ---------      ---------      ---------      ---------
     Total revenue...................       28,230         22,112         14,766          7,934          4,661
                                          ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Costs of corporate trading........       10,749          9,621          6,409          2,891            ---
   Costs of trade exchange revenue           7,153          4,361          2,806          2,125          1,409
   Selling, general and administrative       8,146          7,185          5,257          2,768          2,833
                                          ---------      ---------      ---------      ---------      ---------
     Total costs and expenses........       26,048         21,167         14,472          7,784          4,242
                                          ---------      ---------      ---------      ---------      ---------
Costs and espenses:
Income (loss) from operations........        2,182            945            294            150            419
Other income (expense)...............          200            454             19             74              9
                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes....        2,382          1,399            313            224            428
Provision for income taxes...........          908            522            101             (8)           ---
                                          ---------      ---------      ---------      ---------      ---------
Income before equity in net income
   of foreign affiliate..............        1,474            877            212            232            428
Equity in net income (loss) of
  foreign affiliate..................                         958            632            ---            ---
                                               (90)
                                          =========      =========      =========      =========      =========
Net income...........................     $  1,384       $  1,835       $    844       $    232       $    428
                                          =========      =========      =========      =========      =========

                                          ---------      ---------      ---------      ---------      ---------
Primary net income per share.........     $   0.19       $   0.41       $   0.26       $   0.08       $   0.21
                                          =========
Primary net income per share.........     $   0.18
                                          =========

Balance Sheet Data:
Working capital (deficit)............     $    261        $  1,507      $     503      $     452      $   1,428
Total assets.........................       23,406          15,578         10,051          6,157          4,346
Long-term debt, net of current
  portion............................          192             156            189             98             38
Stockholders' equity.................     $ 20,383        $ 13,783      $   7,432      $   5,046      $   3,576

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

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 124 broker offices located in 36 states. In addition, there are also approximately 20 foreign broker offices, including 14 in Canada. One of the Company's current objectives is aggressive international expansion of the ITEX retail trade network. The Company bears no financial responsibility for the financing of an independent broker office.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,844,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company has a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations are included in the Company's financial statements using the equity method of accounting. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

The assets of ART as of July 31, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned products included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold certain media inventory and reduced the scope of its media operations in order to improve the Company's ongoing cash flow.

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

Liquidity and Capital Resources

Overall Financial Position. At July 31, 1996, the Company's working capital ratio was 1.1 to 1, based on current assets of $2,827,000 and current liabilities of $2,566,000. The Company's working capital ratio at July 31, 1995, was 2.0 to 1, based on current assets of $3,016,000 and current liabilities of $1,509,000. The working capital ratio decreased because the Company provided $1,247,000 in current deferred taxes for earnings to be remitted tas a result of the unexpected termination of the ART foreign venture. The net assets to be received, consisting primarily of avaliable-for-sale securities, are included in the long-term classification of investment in foreign equity affiliate of $3,197,000. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.

Total stockholders' equity increased by $6,600,000 to $20,383,000 at July 31, 1996, from $13,783,000 at July 31, 1995. The primary increases in stockholders' equity were from continued profitable operations and private placements of the Company's equity securities. In addition, the Company issued common stock in exchange for prepaid printing services, of which $640,000 had not been performed as of July 31, 1996. The Company has classified this balance as a reduction of stockholders' equity at July 31, 1996, rather than as a prepaid expense and an increase to equity. The Company expects to use these printing services in future periods.

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

Private Placements. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which owns a 51% interest in Associated +Reciprocal Traders, Inc., the Company's 49% owned foreign affiliate, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

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

Stock Option Plan. Effective April 19, 1993, the Company adopted a Key Employee's Incentive Stock Option Plan (the 1993 Plan) that provides for the grant of options intended to meet the requirements of Internal Revenue Code
Section 422, to purchase shares of the Company's common stock. Under the Plan, the Company may grant to the Optionee during the period ending on a date not more than ten years from the date of the grant of the option, the option to purchase common stock of the Company at a price per share equal to the bid price of the Company's traded common stock on the date of the grant of the option. The Company filed a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options issued or to be issued pursuant to the 1993 Plan. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $895,000 from the exercise of stock options to purchase 470,000 shares of common stock pursuant to 1993 Plan.

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

Prepaid Printing. the Company issued common stock in exchange for prepaid printing services, of which $640,000 had not been performed as of July 31, 1996. The Company has classified this balance as a reduction of stockholders' equity at July 31, 1996, rather than as a prepaid expense and an increase to equity. The Company expects to use these printing services in future periods.

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

Bank Line of Credit. The Company has a line of credit facility with a bank. Pursuant to the line of credit, the Company is able to borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1996, the Company had no borrowings outstanding under the bank credit facility. The credit facility expires December 31, 1997.

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

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

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

RESULTS OF OPERATIONS


Comparison of Fiscal Years Ended July 31, 1996 and July 31, 1995
----------------------------------------------------------------

Overall Operating Results

Total revenue increased 28% to $28,230,000 in the fiscal year ended July 31, 1996 ("fiscal 1996") from $22,112,000 in the fiscal year ended July 31, 1995 ("fiscal 1995"). Income from operations increased to $2,182,000 in fiscal 1996 from $945,000 in fiscal 1995.

Equity in net income (loss) from foreign affiliate was ($90,000) in fiscal 1996 as compared to $958,000 in fiscal 1995. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

The assets of ART as of July 31, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.

Net income decreased to $1,384,000, or $0.19 per share in fiscal 1996 from $1,835,000, or $0.41 per share, in fiscal 1995. The decrease resulted from the requirement to provide the deferred tax provision of $1,247,000 related to the unexpected termination of the ART foreign venture. This decreased net income by $1,247,000, or $0.17 per share.

The fluctuations in net income and net income per share are not proportionate because of a greater number of shares outstanding in fiscal 1996 and because of more incremental shares from options and warrants in computing income per share caused by increases in the market price of the Company's stock during part of fiscal 1996.

Revenue

Total Revenue. Total revenue increased 28% to $28,230,000 in fiscal 1996 from $22,112,000 in fiscal 1995. Corporate trading revenue increased 12% to $13,881,000 in fiscal 1996 from $12,403,000 in fiscal 1995. Trade exchange revenue increased 49% to $14,020,000 in fiscal 1996 from $9,418,000 in fiscal 1995.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1996 and 1995:


                                            Fiscal Years Ended July 31,
                                         ----------------------------------
                                              1996                1995
                                         --------------      --------------
                                                   (in thousands)
     Corporate Trading Revenue
         Trade                            $   12,003          $  12,403
         Cash                                  1,878                ---
                                         ---------------     --------------
                                              13,881             12,403
                                         ---------------     --------------
     Commissions on Sales Arranged
          Trade                                  121
         Cash                                    208                291
                                         ---------------     --------------
                                                 329                291
                                         ---------------     --------------
     Trade Exchange Revenue
          Trade                                5,427              4,204
         Cash                                  8,593              5,214
                                         ---------------     --------------
                                              14,020              9,418
                                         ---------------     --------------
     Total Revenue
          Trade                               17,551             16,607
         Cash                                 10,679              5,505
                                         ---------------     --------------
                                          $   28,230          $  22,112
                                         ===============     ==============

The above reported revenue amounts include only the portions considered as commissions earned with respect to sales by ITEX USA, in accordance with Section 1200.01 of the AICPA Technical Practice Aids. Total sales arranged by the Company in connection with ITEX USA were $3,055,000 and $1,807,000 in the years ended July 31, 1996 and 1995, respectively.

Corporate Trading Revenue. The continued increased level of corporate trade revenue was attributable to continued operation of the Company's corporate trade department, which was established in fiscal 1994. Management expects continuing significant contributions to revenue from its corporate trading activities.

Trade Exchange Revenue. The increase in trade exchange revenue was attributable to an array of factors. During fiscal 1996, the Company recognized a significant amount of enrollment fees for new clients joining as members of the Exchange. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange. The Company has also continued its internal expansion by opening more broker offices. The Company has continued its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $10,749,000 in fiscal 1996 from $9,621,000 in fiscal 1995 because of the higher revenue level. Costs of corporate trading revenue were 77% in fiscal 1996 and 78% in fiscal 1995.

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $7,153,000 in fiscal 1996 from $4,361,000 in fiscal 1995. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 51% of trade exchange revenue in fiscal 1996 and 46% in fiscal 1995. The resulting variance of 5% in gross margin percentage was due to specific commission rates applicable to transactions completed in each period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,146,000 in fiscal 1996 from $7,185,000 in fiscal 1995. The increase resulted from the Company's higher scope of operations, including expansion Company-owned and operated local trade exchanges.

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

Comparison of Fiscal Years Ended July 31, 1995 and July 31, 1994
----------------------------------------------------------------

Overall Operating Results

Total revenue increased 50% to $22,112,000 in the fiscal year ended July 31, 1995 ("fiscal 1995") from $14,766,000 in the fiscal year ended July 31, 1994 ("fiscal 1994"). Income from operations increased to $945,000 in fiscal 1995 from $294,000 in fiscal 1994. Equity in net income from foreign affiliate was $958,000 in fiscal 1995 as compared to $632,000 in fiscal 1994.

Net income more than doubled to $1,835,000, or $0.41 per share in fiscal 1995 from $844,000, or $0.26 per share, in fiscal 1995. The rate of increase in income per share was less than the rate of increase in net income because of a greater number of shares outstanding in fiscal 1995.

Revenue

Total Revenue. Total revenue increased 50% to $22,112,000 in fiscal 1995 from $14,766,000 in fiscal 1994. Corporate trading revenue increased 47% to $12,403,000 in fiscal 1995 from $8,427,000 in fiscal 1994. Trade exchange revenue increased 49% to $9,418,000 in fiscal 1995 from $6,339,000 in fiscal 1994.

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1995 and 1994:

                                             Fiscal Years Ended July 31,
                                           ------------------------------
                                              1995                1994
                                           ----------          ----------
                                                     (in thousands)
     Corporate Trading Revenue
         Trade                             $  12,403           $   8,266
         Cash                                                        161
                                           ----------          ----------
                                              12,403               8,427
                                           ----------          ----------
     Commissions on Sales Arranged
         Trade
         Cash                                    291
                                           ----------          ----------
                                                 291
                                           ----------          -----------
     Trade Exchange Revenue
         Trade                                 4,204                1,942
         Cash                                  5,214                4,397
                                           ----------          -----------
                                               9,418                6,339
                                           ----------          -----------
     Total Revenue
         Trade                                16,607               10,208
         Cash                                  5,505                4,558
                                           ----------
                                                               ===========
                                           $  22,112           $   14,766
                                           ==========          ===========

The above reported revenue amounts include only the portions considered as commissions earned with respect to sales by ITEX USA, in accordance with Section 1200.01 of the AICPA Technical Practice Aids. Total sales arranged by the Company in connection with ITEX USA were $1,807,000 in the year ended July 31, 1995.

Corporate Trading Revenue. The increase in corporate trading revenue was attributable to continued operation of the Company's corporate trade department, which was established in fiscal 1994 and continued corporate barter transactions by the Company's affiliate, ITEX USA. Management expects continuing significant contributions to revenue from its corporate trading activities.

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

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $9,621,000 in fiscal 1995 from $6,409,000 in fiscal 1994 because of the increase in corporate trading revenue. Costs of corporate trading revenue were 78% in fiscal 1995 and 76% in fiscal 1994.

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $4,361,000 in fiscal 1995 from $2,806,000 in fiscal 1994. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 46% of trade exchange revenue in fiscal 1995 and 44% in fiscal 1994.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,928,000 to $7,185,000 in fiscal 1995 from $5,257,000 in fiscal 1994. The increase resulted from the Company's higher scope of operations, including expansion Company-owned and operated local trade exchanges.

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

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation of the barter business, (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions, and (v) unfavorable outcomes to litigation presently involving the Company or to which the Company may become a party in the future.

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

                                ITEX CORPORATION
                                   FORM 10K/A
                            For the Fiscal Year Ended
                                  July 31, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                             ------------

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             33

  CONSOLIDATED BALANCE SHEETS AT JULY 31, 1996 AND 1995          34

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS
  ENDED JULY 31, 1996, 1995, AND 1994                            35

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
  THREE YEARS ENDED JULY 31, 1996, 1995, AND 1994                36

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
  YEARS ENDED JULY 31, 1996, 1995, AND 1994                      37

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     39


  All schedules have been omitted because they are not applicable or not required, because the information is shown in the consolidated financial statements or the notes thereto, or because the information is immaterial.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEX Corporation
Portland, Oregon

We have audited the consolidated financial statements of ITEX Corporation and subsidiaries for the years ended July 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended July 31, 1996, 1995, and 1994, in accordance with generally accepted accounting principles.

Andersen, Andersen & Strong
December 3, 1996
Salt Lake City, Utah

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                                        July 31,
                                                                              ---------------------------
                                                                                  1996            1995
                                                                              -----------     -----------
                                   ASSETS
Current Assets
     Cash .................................................................   $    1,301      $    1,524
     Accounts receivable, net of allowance for doubtful
         accounts of $96 and $132..........................................          847           1,117
     Notes receivable......................................................          360             ---
     Deferred tax asset....................................................          ---              51
     Prepaids and other current assets.....................................          319             324
                                                                              -----------     -----------
         Total current assets..............................................        2,827           3,016

Inventory for Principal Party Trading......................................        7,844           5,696

Available for Sale Equity Securities.......................................        3,877           3,332

Investment in Foreign Equity Affiliate.....................................        3,197           2,040

Investment in Business Exchange International Corp.........................        2,418             ---

Goodwill and Purchased Member Lists, net...................................        1,299           1,067

Deferred Tax Asset.........................................................          ---              26

Notes Receivable, Long-Term Portion........................................          997             ---

Other Assets...............................................................          947             401
                                                                              -----------     -----------
                                                                              $   23,406      $   15,578
                                                                              ===========     ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable......................................................   $      183      $      133
     Portion of receivables due to brokers ................................          508             580
     Trade credits issued in excess of earned..............................           41               4
     Income taxes payable..................................................           94             474
     Deferred tax liability................................................        1,253              43
     Current portion of long-term indebtedness.............................          138              61
     Other current liabilities.............................................          349             214
                                                                              -----------     -----------
         Total current liabilities.........................................        2,566           1,509
                                                                              -----------     -----------
Deferred Income Taxes......................................................          265             130
                                                                              -----------     -----------
Long-term Indebtedness.....................................................          192             156
                                                                              -----------     -----------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,804,000 and 5,212,000 shares
        issued and outstanding.............................................           68              52
     Paid-in capital.......................................................       16,386          10,625
     Net unrealized gain on marketable securities..........................          132              92
     Treasury stock, at cost (10,000 and 20,000 shares)....................          (29)            (68)
     Retained earnings.....................................................        4,466           3,082
     Prepaid Printing......................................................         (640)            ---
                                                                              -----------     -----------
         Total stockholders' equity........................................       20,383          13,783
                                                                              -----------     -----------
                                                                                 $23,406      $   15,578
                                                                              ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                        For the Fiscal Years Ended July 31,
                                                       --------------------------------------------------------------------
                                                               1996                    1995                      1994
                                                       -------------------      ------------------       ------------------
Revenue
    Sales arranged....................................  $         3,055         $         1,807           $           ---
                                                       ===================      ==================       ==================

    Corporate trading revenue.........................  $        13,881         $        12,403           $         8,427
    Commissions on sales arranged.....................              329                     291                       ---
    Trade exchange revenue............................           14,020                   9,418                     6,339
                                                       -------------------      ------------------       ------------------
                                                                 28,230                  22,112                    14,766
                                                       -------------------      ------------------       ------------------
Costs and Expenses
    Costs of corporate trading........................           10,749                   9,621                     6,409
    Costs of trade exchange revenue...................            7,153                   4,361                     2,806
    Selling, general, and administrative..............            8,146                   7,185                     5,257
                                                       -------------------      ------------------       ------------------
                                                                 26,048                  21,167                    14,472
                                                       -------------------      ------------------       ------------------

Income from Operations................................            2,182                     945                       294

Other Income (Expense)
  Interest income (expense), net......................               72                       3                       (16)
  Dividends and subordination fees....................              204                     229                       ---
  Gain (loss) on sale of securities...................              (76)                    222                        12
  Miscellaneous, net................................                ---                     ---                        23
                                                       -------------------      ------------------       ------------------
                                                                    200                     454                        19
                                                       -------------------      ------------------       ------------------
Income Before Taxes and Equity in Net
  Income (Loss) of Foreign Affiliate..................            2,382                   1,399                       313

Provision for Income Taxes............................              908                     522                       101
                                                       -------------------      ------------------       ------------------
Income Before Equity in Net  Income
  (Loss) of Foreign Affiliate.........................            1,474                     877                       212

Equity in Net Income (Loss) of Foreign
  Affiliate (net of tax provision of
  $1,247 in 1996).....................................              (90)                    958                       632
                                                       -------------------      ------------------       ------------------
Net Income ...........................................  $         1,384         $         1,835           $           844
                                                       ===================      ==================       ==================

Average Common and Equivalent Shares:
   Primary............................................            7,346                    4,658                   3,292
                                                       ===================      =================       =================
   Fully diluted......................................            7,617
                                                       ===================

Net Income Per Common Share:
   Primary............................................  $          0.19          $          0.41         $          0.26
                                                       ===================      =================       =================
   Fully diluted......................................  $          0.18
                                                       ===================


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                             ITEX CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Fiscal Years Ended July 31, 1996, 1995, and 1994

                                                                       Unrealized
                          Common Stock       Additional                 Gain(Loss)
                     ----------------------   Paid-in      Retained        on         Treasury      Prepaid
                      Shares      Amount      Capital      Earnings     Securities     Stock        Printing           Total
                     ----------  ---------- ------------- ------------ ------------  -----------  --------------  -------------
Balance, August 1,
                1993     3,035    $     30     $   5,143   $     403     $    (380)   $    (150)     $               $   5,046

Stock sold for cash       130            1           129                                                                   130
Stock issued in
  exchange
  for member lists          5                         42                                                                    42
Stock exchanged for
  interest in                                                                                                              450
  equity affiliate        150            2           448
Stock exchanged for
  goods, services          96            1           462                                     81                            544
Unrealized Gain
       (Loss)                                                                   376                                        376
Net income, fiscal
                1994                                             844                                                       844
                    -----------  -----------  -----------  -----------  -----------  ------------   ------------    --------------
Balance, July 31,                                                                                                        7,432
                1994     3,416          34         6,224       1,247            (4)          (69)

Stock sold for cash        941           9         2,000                                                                 2,009
Stock issued for
  acquisitions and
  in exchange for
  member lists             556           6         1,326                                                                 1,332
Stock exchanged for
  goods and services       300           3         1,076                                                                 1,079
Unrealized Gain
       (Loss)                                                                   96                                          96
Net income, fiscal
                1995                                           1,835                                                     1,835
                    -----------  -----------  -----------  -----------  -----------  ------------   ------------    --------------
Balance, July 31,
                1995     5,213          52        10,626       3,082            92           (69)                       13,783
Stock sold for cash      1,294          13         3,678                                                                 3,691
Stock issued for
  acquisitions              60           1           644                                                                   645
Stock exchanged for
  goods and services       237           2         1,438                                      40                         1,480
Prepaid printing                                                                                          (640)           (640)
Unrealized Gain
       (Loss)                                                                   40                                          40
Net income, fiscal
                1996                                           1,384                                                     1,384
                    -----------  -----------  -----------  -----------  -----------  ------------   ------------    --------------

Balance, July 31,
                1996     6,804    $     68     $  16,386   $   4,466     $     132    $     (29)     $    (640)      $  20,383
                    ===========  ===========  ===========  ===========  ===========  ============   ============    ==============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                             ITEX CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                          For the Fiscal Years Ended July 31,
                                                                -------------------------------------------------------
                                                                   1996                   1995                  1994
                                                            ------------------     ------------------    ------------------
Cash Flows from Operating Activities
    Net income............................................    $       1,384          $       1,835         $         844
    Adjustments:
       Equity in net income of foreign affiliate..........           (1,157)                  (958)                 (632)
       Depreciation and amortization......................              290                    215                   142
       Services paid for in stock.........................              740                    660                   451
       Net (gain) on sale of investments..................                                    (452)                  (12)
       Net (loss) on sale of investments..................                                      (2)                  (13)
       Net trade revenue earned over trade costs  ........           (2,974)                (1,683)                 (936)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................             (596)                   288                  (351)
       Deferred taxes.....................................            1,422                    (48)                   94
       Prepaids and other assets..........................             (224)                   189                    46
       Accounts payable and other current liabilities.....              239                     13                    69
       Portion of receivables due to brokers..............              (73)                   (32)                  226
       Income taxes payable...............................             (469)                   388                    82
       Deferred revenue...................................                                  (1,000)
                                                            ------------------     -------------------    ------------------
         Net cash (used in) operating activities..........           (1,418)                  (587)                   10
                                                            ------------------     -------------------    ------------------
Cash Flows From Investing Activities
    Acquisitions of SLI, Inc. and Global Exchange
        Network, Inc......................................           (2,158)
    Additions to equipment and information systems........              (53)                  (227)                  (68)
    Other.................................................             (397)                                         (25)
                                                            ------------------     -------------------    ------------------
          Net cash (utilized in) investing activities.....           (2,608)                  (227)                  (93)
                                                            ------------------     -------------------    ------------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock...................            3,691                  2,010                   130
    Proceeds from notes payable...........................              237                    814                   224
    Repayments of notes payable...........................             (125)                  (937)                  (99)
                                                            ------------------     -------------------    ------------------
          Net cash provided by financing activities.......            3,803                  1,887                   255

                                                            ------------------     -------------------    ------------------
Net increase (decrease) in cash and equivalents...........            ( 223)                 1,073                   172
Cash and cash equivalents at beginning of period..........            1,524                    451                   279
                                                            ------------------     -------------------    ------------------
Cash and Cash Equivalents at End of Period................    $       1,301          $       1,524          $        451
                                                            ==================     ===================    ==================
Supplemental Cash Flow Information
Cash paid for interest....................................    $           29         $          30          $         20
Cash paid for income taxes................................               610                   180                     5

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................             3,951                 3,770                 1,831
Stock issued in acquisition of SLI, Inc...................               645
Available-for-sale securities purchased with ITEX trade
  dollars................................................                250                   500                   500

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

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently 124 broker offices located in 36 states. In addition, there are also approximately 20 foreign broker offices, including 14 in Canada. One of the Company's current objectives is aggressive international expansion of the ITEX retail trade network. The Company bears no financial responsibility for the financing of an independent broker office.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of equity securities totaling $3,877,000 at July 31, 1996, stated at the lower of cost or market. Also at July 31, 1996, the Company owned inventories of goods and services totaling $7,844,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company has a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations are included in the Company's financial statements using the equity method of accounting. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

During the last several years, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. The four Company-owned products included the Image Audio Music Production Library, , the Golden Age of Radio Theatre, the New Rock Countdown, and Flashback ... Moments in Time. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold certain media inventory and reduced the scope of its media operations in order to improve the Company's ongoing cash flow.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.


Trade Dollar Transactions
-------------------------
Normal Valuation of Trade Dollars. The Company uses the ratio of one trade dollar to one United States dollar in measuring and accounting for purchases and sales. This one-for-one ratio is the pervasive standard within the ITEX Retail Barter Exchange and throughout the barter industry. The Company does not recognize any accounting implications if differences are observed between trade dollar and U.S. dollar prices that are within reasonable ranges that might exist between prices of similar U.S. dollar transactions.

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

Available for Sale Securities
-----------------------------
Nature of Transactions. The Company operates with the objectives of long-term wealth-building while also ensuring availability of sufficient cash for current operating requirements. In this respect, the Company sometimes exchanges ITEX Corporation common stock for stock of other publicly-traded companies. The Company also invests trade dollars that have been earned or issued by the Company or inventories for principal party trading in equity securities of other publicly-traded companies. The investee companies are able to use the trade dollars received in payment for the stock issued to purchase needed goods and services or to use the inventory items received as payment for the stock in the operation of their businesses.

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

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company accounts for investment tax credits using the flow-through method, and thus, they reduce income tax in the year the related assets are placed in service or qualified progress payments are made.

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

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. Accordingly, no federal income taxes were provided on such earnings. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations.

Income Per Share
----------------
Income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding, plus common equivalent shares arising from the effect of dilutive stock options using the modified treasury stock method, and net income increased for debt reduction and investment in short-term paper from the hypothetical exercise of options.

Costs of Communication and Information  Systems
-----------------------------------------------
The Company capitalizes costs of purchasing and internal costs of developing and enhancing its communication and information systems. The Company capitalizes only direct costs of development after technological feasibility has been determined. Other costs related to development are expensed as incurred as research and development expenditures. Capitalized costs of communication and information systems are amortized over a 4 year period.

Depreciation and Amortization
-----------------------------
Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 3 to 10 years. Intangible assets, consisting of "excess of cost over net assets of company acquired," "noncompete covenants," and "member lists", are stated at cost and are being amortized over 20 and 5-year periods, respectively.

Capitalized Equipment Leases
----------------------------
Vehicle and equipment  leases have been recorded at the present value of the net
minimum  lease  payments.   These  assets  are  being   depreciated   using  the
straight-line method over lease terms of 3 to 5 years.

Allowance for Uncollectible Accounts
------------------------------------
The Company provides an allowance for accounts receivable which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period in which they become known. Losses are charged and recoveries are credited to the allowance.

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and also disclosures about contingent assets and liabilities. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications
-----------------
Certain reclassifications to financial statements of prior fiscal years have been made to be consistent with classifications in the financial statements for the fiscal year ended July 31, 1996.


NOTE 3 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for each of the fiscal years ended July 31, 1996, 1995, and 1994:

                                         Fiscal Years Ended July 31,
                                    --------------------------------------
                                       1996          1995          1994
                                    ----------    ----------    ----------
                                               (in thousands)
  Corporate Trading Revenue
      Trade                         $  12,003     $  12,403     $   8,266
      Cash                              1,878                         161
                                    ----------    ----------    ----------
                                       13,881        12,403         8,427
  Commissions on Sales Arranged
      Trade                               121
      Cash                                208           291
                                    ----------    ----------    ----------
                                          329           291
                                    ----------    ----------    ----------
  Trade Exchange Revenue
      Trade                             5,427         4,204         1,942
      Cash                              8,593         5,214         4,397
                                    ----------    ----------    ----------
                                       14,020         9,418         6,339
                                    ----------    ----------    ----------
  Total Revenue
      Trade                            17,551        16,607        10,208
      Cash                             10,679         5,505         4,558
                                    ----------    ----------    ----------
                                   $   28,230     $  22,112     $  14,766
                                    ==========    ==========    ==========

The above reported revenue amounts include only the portions considered as commissions earned with respect to sales by ITEX USA, in accordance with Section 1200.01 of the AICPA Technical Practice Aids. Total sales arranged by the Company in connection with ITEX USA were $3,055,000 and $1,807,000 in the years ended July 31, 1996 and 1995, respectively.



NOTE 4 - NOTES RECEIVABLE

At July 31, 1996 and 1995, notes receivable consisted of the following:

                                                         July 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
                                                 (in thousands, except monthly
                                                       payment amounts)

  Note receivable in five equal annual
     installments, including interest at 6% per
     annum                                        $     600    $    ---
  Note receivable from Business Exchange
     International, Inc., payable over a fifteen-
     year period in monthly installments of
     $3,513, including interest at 8% per annum         300         ---
  Note receivable from former officer of SLI,
     Inc., due January 24, 1997, with interest at
     8% per annum                                       125         ---
  Note receivable from ITEX USA, Inc., due
     October 15, 1996, with interest at 9% per
     annum                                              106         ---
  Other                                                 226          29
                                                  ----------  ----------
                                                      1,357          29

  Less, current portion                                (360)        (29)
                                                  ==========  ==========
                                                  $     997   $     ---
                                                  ==========  ==========




NOTE 5 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                                          July 31,
                                                  -----------------------
                                                      1996        1995
                                                  ----------  ----------
                                                       (in thousands)

        Prepaid media advertising duebills        $   3,530   $   3,402
        Image production inventory                      ---         292
        Art work                                      2,642         245
        Foreign hotel roomnights                        ---         226
        Domestic hotel roomnights                     1,482       1,531
        Miscellaneous inventory                         190         ---
                                                  ----------  ----------
                                                  $   7,844   $   5,696
                                                  ==========  ==========

NOTE 6 - AVAILABLE-FOR-SALE SECURITIES

Following is information about the value of available-for-sale securities at July 31, 1996 and 1995:

                                           Gross          Gross        Market
                               Carrying  Unrealized     Unrealized     Value
                                Value      Gains          Losses    (Discounted)
July 31, 1996:
Convertible  preferred stock  $ 3,163      $            $            $ 3,301
Stock  dividends  receivable      327                                    327
Common  stock (restricted)        255                        (6)         249
                              --------     --------     --------     --------
                              $ 3,745      $   138      $    (6)     $ 3,877
                              --------     --------     --------     --------
July 31, 1995:
Convertible preferred stock   $ 3,011      $    92      $            $ 3,103
Stock dividends receivable        123
Subordination fee receivable      106
                              --------     --------     --------     --------
                              $ 3,240      $    92      $            $  3,332
                              ========     ========     ========     ========

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

In April 1996, the Company acquired 15,121 shares of preferred stock of North American Resorts, Inc. The preferred shares are convertible to common shares in 18 months based on the 30-day average stock price at the time of conversion.

In April 1995, the Company agreed to subordinate its preferred stock position in Softpoint, Inc. to that of another investor. In exchange for the subordination, Softpoint agreed to issue 25,000 common shares to the Company. The shares were received by the Company during fiscal 1996.

Also included in the noncurrent marketable equity securities for fiscal 1994, are investments in restricted or legend stock. Quoted prices for unrestricted shares of the same class of stock that is restricted are used in determining fair market values. Market values of other noncurrent marketable equity securities are determined based on quoted prices.

NOTE 7 - INVESTMENT IN FOREIGN EQUITY AFFILIATE

The Company owns a 49% interest in Associated Reciprocal Traders, Inc. ("ART"), a foreign corporation based in Switzerland with international commercial barter operations. ART engages in commercial barter transactions as a buyer and seller of goods and services with companies and businesses that are based in countries outside the United States, as well as U.S. companies. The Company accounts for its investment in and share of net income or loss of ART by the equity method. The Company's equity share of ART's net income (loss), after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was ($90,000) for the fiscal year ended July 31, 1996, $958,000 for the fiscal year ended July 31, 1995, and $632,000 for the fiscal year ended July 31, 1994.

All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

Following is summary balance sheet data of ART as of July 31, 1996 and July 31, 1995:

                                              July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                          (in thousands)

  Total assets                      $    5,679      $    4,543
                                    ===========     ===========

  Current liabilities               $       84      $      469
  Stockholders' equity                   5,595           4,074
                                    -----------     -----------
  Total liabilities and equity      $    5,679      $    4,543
                                    ===========     ===========

The assets of ART as of July 31, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.


NOTE 8 - INVESTMENT IN BUSINESS EXCHANGE INTERNATIONAL
         CORPORATION AND RELATED LITIGATION

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation, in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24,
1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

NOTE 9 - GOODWILL AND PURCHASED MEMBER LISTS

On September 20, 1993, ITEX acquired the clients (member lists) of a trade exchange for $67,000 and subsequently, on January 10, 1995, the Company acquired additional clients for $76,000. The cost of the member lists is being amortized over a five-year period.

At July 31, 1996 and 1995, the unamortized balance of member lists consisted of the following:


                                              July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                          (in thousands)
   Cost                             $      142      $      142
   Accumulated amortization                (60)            (32)
                                    -----------     -----------
                                    $       82      $      110
                                    ===========     ===========

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

At July 31, 1996 and 1995, the unamortized balance consisted of the following:

                                               July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                           (in thousands)
   Cost                             $      348      $      348
   Accumulated amortization               (104)            (35)
                                    -----------     -----------
                                    $      244      $      313
                                    ===========     ===========

Amortization expense was $70,000, $35,000 and $10,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

On March 1, 1995, the Company acquired 100% of the common stock of Barter Exchange, Inc. (BEI) for $900,000, of which $657,825 represented the excess of cost over the fair value of net assets acquired. The excess of cost over net assets of the Company acquired is amortized on a straight-line basis over 20 years.


At July 31, 1996 and 1995, the unamortized cost consisted of the following:

                                               July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                          (in thousands)
   Cost                             $      658      $      658
   Accumulated amortization                (47)            (14)
                                    -----------     -----------
                                    $      611      $      644
                                    ===========     ===========


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

On April 27, 1996, the Company acquired the assets and clients of Global Exchange Network, Inc. for $385,000, of which $257,000 represented the value of a noncompete agreement and $128,000 represented the value of the member list. At July 31, 1996, the unamortized balance consisted of the following:


                                   (in thousands)

   Cost                             $      385
   Accumulated amortization                (23)
                                    -----------
                                    $      362
                                    ===========

Amortization expense was $22,000 for the fiscal year ended July 31, 1996.

NOTE 10 - OTHER ASSETS

At July 31, 1996 and 1995, property and equipment, which are included in Other assets, consisted of the following:

                                              July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                          (in thousands)

   Office furniture and fixtures    $      111      $      110
   Computer equipment                      486             446
   Vehicles                                 29             ---
   Leasehold improvements                  118             151
                                    -----------     -----------
                                           744             707
   Less, accumulated depreciation         (491)           (487)
                                    -----------     -----------
                                    $      253      $      220
                                    ===========     ===========

Depreciation expense for property and equipment was $91,000, $68,000 and $91,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

At July 31, 1996 and 1995, capitalized equipment leases, which are included in Other assets, consisted of the following:

                                              July 31,
                                    ---------------------------
                                        1996            1995
                                    -----------     -----------
                                          (in thousands)

   Vehicles                         $      ---      $       69
   Computer equipment                      175             193
                                    -----------     -----------
                                           175             262
   Less, accumulated depreciation          (72)            (92)
                                    -----------     -----------
                                    $      103      $      170
                                    ===========     ===========

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

NOTE 11 - BROKER PORTION OF ACCOUNTS RECEIVABLE

The Company maintains brokers in offices around the country to service its customers. The broker is entitled to a split of any collections the Company makes on that broker's customers, which is then payable within 35 days. The liability for amounts estimated to be collected in the future was $508,000 and $580,000 at July 31, 1996 and 1995, respectively.

NOTE 12 - EXCESS OF TRADE DOLLARS ISSUED OVER TRADE CREDITS
                   EARNED

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

NOTE 13 - BANK LINE OF CREDIT

Bank Line of Credit. The Company has a line of credit facility with a bank. Pursuant to the line of credit, the Company is able to borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1996, the Company had no borrowings outstanding under the bank credit facility. The credit facility expires on December 31, 1997.

NOTE 14 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Notes Payable

At July 31, 1996 and 1995, long-term debt consisted of the following:

                                                                     July 31,
                                                            ---------------------------
                                                                1996            1995
                                                            -----------     -----------
                                                                   (in thousands)

   Note payable at $1,000 per month,  including interest
   at 7% per  annum,  collateralized  by  property  of a
   related party                                            $       11       $      21

   Note payable at $8,300 per month,  including interest
   at 6% per annum                                                 185

   Note  payable at $600 per month,  including  interest
   at 8% per annum, collateralized by a vehicle                     26
                                                            -----------     -----------
                                                                   222              21
   Less, current maturities                                        (96)            (11)
                                                            -----------     -----------
                                                            $      126      $       10
                                                            ===========     ===========


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

Minimum future lease payments under capital leases for the next five years are as follows:

                                                 (in thousands)

           Fiscal Year Ending July 31,
                1997                                 $   54
                1998                                     45
                1999                                     24
                2000                                      4
                                                     -------
                                                        127
           Less, imputed interest                       (19)
                                                     -------
           Present value of minimum lease payments      108
           Less, current portion                        (42)
                                                     -------
                                                     $   66
                                                     =======

NOTE 15 - CAPITAL STOCK

Private Placements. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which owns a 51% interest in Associated Reciprocal Traders, Inc., the Company's 49% owned foreign affiliate, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

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

Stock Option Plan. Effective April 19, 1993, the Company adopted a Key Employee's Incentive Stock Option Plan (the 1993 Plan) that provides for the grant of options intended to meet the requirements of Internal Revenue Code
Section 422, to purchase shares of the Company's common stock. Under the Plan, the Company may grant to the Optionee during the period ending on a date not more than ten years from the date of the grant of the option, the option to purchase common stock of the Company at a price per share equal to the bid price of the Company's traded common stock on the date of the grant of the option. The Company filed a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options issued or to be issued pursuant to the 1993 Plan. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $895,000 from the exercise of stock options to purchase 470,000 shares of common stock pursuant to 1993 Plan.

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

Following is a summary of activity under both stock option plans for the three year period ended July 31, 1996:

                                                  Option Price (equal to
                                                  Market Value)at Date of
                                                           Grant
                                     Number of   ------------------------
                                      Shares      Per Share      Total
                                    -----------  -----------  -----------
  Balance at August 1, 1993........    305,000      $1.00     $  305,000
      Grants.......................    203,000       3.38        686,000
      Exercises....................   (130,000)      1.00       (130,000)
                                    -----------               -----------
  Balance at July 31, 1994.........    378,000    1.00-3.38      861,000
      Grants.......................    730,000    1.94-2.50    1,517,000
      Exercises....................    (10,000)      1.00        (10,000)
                                    -----------               -----------
  Balance at July 31, 1995.........  1,098,000    1.00-3.38    2,368,000
      Grants.......................  1,295,000       6.13      7,938,000
      Exercises....................   (470,000)   1.94-2.50    ( 895,000)
                                    -----------               -----------
  Balance at July 31, 1996.........  1,923,000    1.00-6.13   $9,411,000
                                    ===========               ===========

  Number of shares exercisable:
      July 31, 1996................  1,923,000
                                    ===========
      July 31, 1995................  1,098,000
                                    ===========

Warrants. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

Prepaid Printing. The Company issued common stock in exchange for prepaid printing services, of which $640,000 had not been performed as of July 31, 1996. The Company has classified this balance as a reduction of stockholders' equity at July 31, 1996, rather than as a prepaid expense and an increase to equity. The Company expects to use these printing services in future periods.

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

NOTE 16 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                               Fiscal Years Ended July 31,
                 ------------------------------------------------------
                      1996                1995                1994
                 --------------      --------------      --------------
                                       (in thousands)
  Current:
    Federal      $       607        $        475        $        76
    State                125                  94                 16
                 --------------      --------------      --------------
                         732                 569                 92
                 --------------      --------------      --------------
  Deferred
    Federal              147                 (40)                 8
    State                 29                  (7)                 1
                 --------------      --------------      --------------
                         176                 (47)                 9
                 --------------      --------------      --------------
                  $      908         $       522        $       101
                 ==============      ==============      ==============

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to the reported income tax follows:

                                        Fiscal Years Ended July 31,
                           -----------------------------------------------------
                                 1996               1995               1994
                           --------------      --------------     --------------
                                       (in thousands)

  Taxes at U.S. Federal
    statutory rate          $    1,160          $      746         $     307
  Share of net income of
    foreign equity affiliate      (451)              ( 316)             (209)
  State income taxes               170                 137                28
  Other                             29                 (45)              (25)
                            --------------      --------------     -------------
                            $      908          $      522         $     101
                            ==============      ==============     =============

At July 31, 1996 and 1995, deferred tax (assets) liabilities consisted of the following:

                                                July 31,
                                       -------------------------
                                          1996           1995
                                       ----------     ----------
                                             (in thousands)

  Current deferred tax liabilities     $   1,253      $      43
  Noncurrent deferred tax liabilities        265            130
  Current deferred tax assets                ---            (51)
  Noncurrent deferred tax assets             ---            (26)
  Valuation allowance                        ---           ----
                                       ----------     ----------
                                       $   1,518      $      96
                                       ----------     ----------

All of the undistributed earnings of Associated Reciprocal Traders, Inc., the Company's 49% owned foreign affiliate, were reinvested and were not expected to be remitted to the Company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income was approximately $1,590,000. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

NOTE 17 - ACQUISITIONS

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

                                            (in thousands)


           Member lists                      $       128
           Noncompete covenant                       257
                                             ------------
                                             $       385
                                             ============

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

                                            (in thousands)

           Accounts receivable               $       242
           Goodwill                                  658
                                             ------------
                                             $       900
                                             ============

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

Acquisition of Travel Agents Hotel Guide. Effective February 10, 1995, ITEX acquired all of the business assets of Travel Agent's Hotel Guide (TAHG) in exchange for 125,000 shares of ITEX common stock valued at $328,125. The purchase price was allocated as follows:


                                            (in thousands)

           Fixed assets                      $        35
           Goodwill                                  293
                                             ------------
                                             $       328
                                             ============

The accompanying consolidated financial statements include operations of TAHG for the period from February 10, 1995, the date of acquisition.

NOTE 18 - 401(k) SAVINGS PLAN

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

NOTE 19 - BUSINESS CONCENTRATIONS

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

N0TE 20 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities in Portland, Oregon; Orange County, California; and St. Louis, Missouri. Future minimum rental commitments pursuant to these leases are as follows:

                                            (in thousands)
           Fiscal Year Ending July 31,
                     1997                    $       170
                     1998                            151

                     1999                            140
                     2000                            140
                     2001                            140

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

a)   1. Financial Statements.
        ---------------------
     The following financial statements are filed as a part of this Form 10K/A:

     The Index to Consolidated Financial Statements is set out in Item 8 herein.

     3. Exhibits.
        ---------
        Articles of Incorporation and Bylaws (incorporated by reference for Form 10 filed February 7, 1990)

     10.1 Barter Exchange, Inc. contract dated March 1, 1995 (incorporated by reference from Form 8-K filed June 16, 1995)

     10.2 Key Employees' Incentive Stock Option Plan (incorporated by reference from Form S-8 S-8 effective August 24, 1995, File No. 33-95900)

     10.3 ITEX Corportion 1995-96 Key Employees' Stock Option Plan (incorporated by reference from proxy materials filed April 12, 1996)

     10.4 Contract with SLI, Inc. dated January 24, 1996 ( incorporated by reference from Form 8-K filed February 7, 1996)

     10.5 Agreement for Purchase of ITEX Units by Wycliff Fund, Inc., dated as of January 1, 1996.

     21. Subsidiaries of the Company: Barter Exchange, Inc., incorporated in Nevada SLI, Inc., incorporated in Nevada

     23.1 Consent of Independent Certified Public Accountants

                                                                     EHIBIT 10.5

THE UNITS REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 IN RELIANCE UPON REGULATION S PROMULGATED UNDER THAT ACT AND MAY NOT BE TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S. THE UNITS MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE TRANSFERRED TO A U.S. PERSON OR FOR THE ACCOUNT OR BENEFIT OF A U.S. PERSON (OTHER THAN A DISTRIBUTOR) EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S, PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT, THE AVAILABILITY OF WHICH IS TO BE ESTABLISHED TO THE SATISFACTION OF THE CORPORATION.


                            AGREEMENT FOR PURCHASE OF
                                   ITEX UNITS



         THIS AGREEMENT FOR PURCHASE OF ITEX UNITS (the "Agreement") effective as of January 1, 1996 by and between ITEX Corporation, a Nevada Corporation with principal offices at One Lincoln Center, P.O. Box 2309, Portland, OR 97208-2309 U.S.A. ("Seller") and Wycliff Fund, Inc., a corporation formed under the laws of the Bahamas, with offices located at c/o McKinney, Bancroft & Hughes, #4 George Street, N-3937, Nassau, BAHAMAS ("Purchaser").

1.     PURPOSE.

     A. The Units. On the basis of the representations and warranties contained herein, and subject to the terms and conditions set forth herein, Purchaser agrees to purchase from Seller one million twenty-two thousand four hundred ninety-five (1,022,495) units (the "Units"), each Unit consisting of one (1) share of its authorized but previously unissued common stock, par value $0.01 per share, and two
          (2) warrants, each to purchase an additional share of ITEX common stock on terms set forth hereafter and more particularly set forth in such warrants. The purchase price for the Units is Five Million United States Dollars (US$5,000,000.00) or US$4.89 per Unit (the "Purchase Price").

     B. Concerning the Warrants. One warrant attached to each share of common stock shall be exercisable from and after two (2) years from the date of issuance at a price of US$4.89 per share and will expire five (5) years from the date of issuance. The other warrant shall be exercisable from and after four (4) years from the date of issuance at a price of US$6.12 per share and will expire ten (10) years from the date of issuance. Specimen forms of such warrants are attached hereto marked Exhibit "A" and Exhibit "B" and incorporated herein by this reference.

2.       DELIVERY OF THE UNITS AND THE PURCHASE PRICE.

         It is intended that Purchaser shall pay for and receive not less that $625,000 worth of the Units (approximately 127,812 Units) in each calendar quarter commencing January 1, 1996. Seller hereby agrees that it shall deliver to Purchaser the Units as soon as practicable after receipt by Seller of all or any portion of the Purchase Price by delivering good funds in United States Dollars to the Seller for closing by delivery of securities versus acceptable payment to Seller or such other terms are acceptable to Seller. In no event shall Seller be required to issue any fractional Units but rather may defer further issuances until such time as sufficient of the Purchase Price is received to permit delivery of convenient blocks of Units.

         If, however, Purchaser pays the entire Purchase Price on or before December 31, 1996, Purchaser will receive an additional 250,000 warrants exerciseable at $4.89 per share (Exhibit B warrants). On the other hand, if Purchaser has not paid the entire Purchase Price on or before December 31, 1996, the remaining unpaid balance shall bear interest at the rate of eight percent (8%) per annum until the entire purchase price is paid. Furthermore, if Purchaser fails to pay at least $625,000 in any calendar quarter for the purchase of Units, Seller may, at its sole option, declare this Agreement at an end and shall not be obliged to sell any further Units to Purchaser.

3.       REGISTRATION OF SHARES.

         Seller agrees to register the shares making up the Units any time so requested in writing by Purchaser from and after June 30, 1996, and will use its best efforts to register any shares which may be issued to Purchaser based upon exercise by Purchaser of the Warrants granted to Purchaser as follows:

     A. If at any time after issuance of the Units Seller proposes to register any of its equity securities under the Securities Act of 1933, as amended (the "Act") on Form S-1, S-2, S-3, S-8 or any other registration form at the time in effect on which shares of its stock could be registered for sale by the holders therof, the Seller shall give written notice to Purchaser of its intention to so register and, upon the written request of Purchaser within 30 days after receipt of any such notice and exercise of the Warrants for all or a portion of the total number of shares of stock of the Seller for which Purchaser has warrants ("Registration Shares"), the Seller will register the Registration Shares under the Act and and under the same registration statement proposed to be filed by Seller, all to the extent requisite to permit the sale or other disposition by the Purchaser of the Registration Shares; provided, however that if the offering to which the proposed registration statement relates is to be distributed by or through underwriter(s) selected by Seller, Purchaser shall agree to sell the Registration Shares through such underwriter(s) on the same terms and conditions as the underwriter(s) agrees to sell securities on behalf of Seller; and provided, futher, that if a greater number of shares of stock of the Seller (including the Registration

          Shares) is offered for participation in the proposed underwriting than, in the opinion of the managing underwriter proposing to underwrite the securities to be sold can be accomodated without adversely affecting the proposed underwriting, the Seller may elect to reduce ratably (based upon the relative proportions of the shares owned which carry registration rights) the amount of all securities proposed to be offered in the underwriting for the accounts of all persons other than the Seller to a number deemed satisfactory by the managing underwriter. For purposes of the foregoing, Purchaser shall not bear reduction on account of shares to be registered on behalf of officers and directors of Seller.

     B. All expenses incurred by Seller in complying with the registration requirements hereof (except fees and disbursements of counsel for any shareholder and underwriting discounts, commissions, or similar expenses to be incurred in connection with the sale of Purchaser's shares) shall be borne by Purchaser in such proportion as the Purchaser shares bear to the total number of shares to be registered. All registration rights granted herein may apply only to shares of common stock issued by Seller. Seller is under no obligation to maintain the effectiveness of any Registration Statement for more than an aggregate of 90 days.

     C. In connection with the filing of any Registration Statement or offering statement under this section, Seller covenants and agrees that it will take all necessary action which may be required in qualifying or registering the Purchaser's shares included in a Registration Statement or offering statement for the offer and sale under the securities or blue sky laws of such states as may be reasonably requested by the holders of the Purchaser's shares; provided, that Seller shall not be obligated to execute or file any general consent to service of process or to qualify as a foreign corporation to do business under the laws of any such jurisdiction.

     D. In the event of any registration of any Seller common stock under the Securities Act pursuant to this section, Seller shall indemnify and hold harmless Purchaser or any subsequent transferee of the Purchaser's shares against any losses, claims, damages or liabilities, joint or several, to which such holder may become subject under the Securities Act or any other statute or at common law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any alleged untrue statement of any material fact contained, on the effective date thereof, in any Registration Statement under which such securities were registered under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment required to be stated therein or necessary to make the statements therein not misleading, and shall reimbursesuch holder for any legal or any other expenses reasonably incurred by such holder in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that Seller shall not be labile in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon any alleged untrue statement or alleged omission made in such Registration Statement, preliminary prospectus, prospectus or amendment or supplement in reliance upon and in conformity with written information furnished to Seller by Purchaser or such holder specifically for use therein. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such holder and shall survive the transfer of such securities by such holder and consummation of the transactions contemplated by this Agreement.

     E. The reimbursements required by Section 3 E shall be made by periodic payments during the course of the investigation or defense, as and when bills are received or expense incurred; provided, however, that to the extent that an indemnified party receives periodic payments for legal or other expenses during the course of an investigation or defense, and such party subsequently receives payment for such expenses from the other parties to the proceeding, such payments shall be used by the indemnified party to reimburse the indemnifying party for such periodic payments.

     F. Seller further agrees that in the event that counsel to Purchaser is of the reasonable opinion that the Purchaser's shares may be transferred and/or sold in full compliance with the provisions of the Act, without the need for filing a Registration Statement, Seller will fully cooperate in connection with such transfer and/or sale.

     G. Seller further agrees and represents that while any of the Purchaser's shares are outstanding and held by Purchaser or Purchaser's affiliates, Seller will timely file all reports and documents required under the Exchange Act and the Securities Act.

     H. Purchaser agrees that the ITEX common shares making up the Units will be subject to a voting trust in favor of ITEX which shall remain in force with respect to each such share until each shall be sold by Purchaser or the holder thereof. Nothing in said voting trust shall in any way restrict or limit the ability of the holder thereof to sell such shares.

4.       REPRESENTATIONS AND WARRANTIES OF SELLER.

         Seller hereby represents and warrants to Purchaser that:

     A. Organization. Seller is a corporation duly organized and validly existing and in good standing under the laws of the state of Nevada, and it has all corporate power necessary to engage in the business in which it presently engages;

     B. Authority. This Agreement has been duly executed by Seller and the execution and performance of this Agreement will not violate or result in a breach of, or constitute a default in any agreement, instrument, judgment, order or decree to which Seller is a party or to which Purchaser is subject;

     C. Legal Status. The Units are genuine, validly issued and outstanding, fully paid and nonassessable and are not issued in violation of any agreement by which the Seller is bound. All issued and outstanding shares of Seller and the shares represented in the Units and underlying the warrants are, and will be, legally issued, fully paid, and nonassessable and not issued in violation of the preemptive or other right of any person. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of Seller.

     D. Offshore Transaction. Seller has not offered these securities to any person in the United States or to any U.S. person or for the account or benefit of any U.S. person.

     E. No Directed Selling Efforts. In regard to this transaction, Seller has not conducted any "directed selling efforts" as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, nor has Seller conducted any general solicitation relating to the offer and sale of the Warrants to persons resident within the United States or elsewhere.

     F. Reporting Company Status. The Seller has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

5.       REPRESENTATIONS AND WARRANTIES OF PURCHASER.

         Purchaser hereby represents and warrants to Seller that:

     A. Organization. Purchaser is a bona fide business entity organized under the laws of the Bahamas and is in good standing with the regulatory authorities therein;

     B. Authority. This Agreement has been duly executed by Purchaser and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in any agreement, instrument, judgment, order or decree to which Purchaser is a party or to which Purchaser is subject nor will such execution and performance constitute a violation of or conflict with any fiduciary to which Purchaser is subject;

     C. Further Documents. Purchaser warrants to Seller that it will complete and answer all applicable questions contained in the attached Suitability Letter, Information and Confirmation Letter and
          Subscription Agreement and return a signed copy to Seller contemporaneously with this Agreement.

     D. Sale/Title. Purchaser warrants that it will not sell or transfer title to the Units unless sold or transferred in compliance with Regulation S of the Securities Act of 1933 and all other U.S. securities laws.

     E. Offshore Transaction. Purchaser represents and warrants to Seller as follows:

          (i) Purchaser is not a U.S. person (whenever such term is used herein, it shall have the meaning given in Regulation S);

          (ii) As of the effective date this Agreement was entered into, Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this Agreement;

          (iii)Purchaser is not purchasing the Units on behalf of any U.S. person and the sale has not been pre-arranged with a purchaser in the United States;

          (iv) Each distributor participating in the offering of the securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the final closing of the offering of Shares and ending one (1) year thereafter (the "Restricted Period") shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of Shares under the Securities Act of 1933 or pursuant to an exemption from registration.

          (v) Purchaser represents and warrants and hereby agrees that all offers and sales of the Units prior to the expiration of the Restricted Period shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of securities under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the Restricted Period shall be made only pursuant to such a registration, and all offers and sales after the Restricted Period shall be made only pursuant to such a registration or to such exemption from registration.

          (vi) All offering documents received by Purchaser include statements to the effect that the Units have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. Person (other than distributors as defined in Regulation S) during the Restricted Period unless the Units are registered under the Securities Act of 1933 or an exemption from the registration requirements is available.

          (vii)Purchaser acknowledges that the purchase of the Units involves a high degree of risk and further acknowledges that it can bear the economic risk of the purchase of the Units, including the total loss of its investment.

          (viii) Purchaser understands that the Units are being offered and sold to it in reliance on specific exemptions from the registration requirements of Federal and State Securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Purchaser set forth herein in order to determine the applicability of such exemptions and the suitability of Purchaser to acquire the Units.

          (ix) Purchaser is sufficiently experienced in financial and business matters to be capable of evaluating the merits and risks of its investment, and to make an informed decision relating thereto.

          (x) In evaluating its investment, Purchaser has consulted its own investment and/or legal and/or tax advisors.

          (xi) Purchaser understands that in the view of the SEC the statutory basis for the exemption claimed for the transaction would not be present if the offering of the Units, although in technical compliance with Regulation S, is part of a plan or scheme to evade the registration S, is part of a plan or scheme to evade the registration provisions of the 1933 Act and Purchaser confirms that its purchase is not part of any such plan or scheme. Purchaser is acquiring the Units of investment purposes and has no present intention to sell the Units in the United States or to a U.S. Person or for the account or benefit of a U.S. Person either now or promptly after the expiration of the Restricted Period.

          (xii)Purchaser is not an underwriter of, or dealer in, the Units; and Purchaser is not participating, pursuant to a contractual agreement, in the distribution of the Units. If Purchaser is purchasing the Units subscribed for hereby in representative or fiduciary capacity, the representations and warranties in this Stock Purchase Agreement shall be deemed to have been made on behalf of the person or persons for whom Purchaser is so purchasing.

     F. Independent Investigation; Access. Purchaser acknowledges that Purchaser, in making the decision to purchase the Units subscribed for, has relied upon independent investigations made by it and it's purchaser representatives, if any, and Purchaser and such representatives, if any, have, prior to any sale to it, been given the opportunity to receive answers from Seller or any officer of Seller acting on its behalf concerning the terms and conditions of this offering. Purchaser and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Seller and materials relating to the offer and sale of the

          Units which have been requested. Purchaser and it's advisors, if any, have received complete and satisfactory answers to any such inquiries.

     G. No Government Recommendation or Approval. Purchaser understands that no federal or state agency has passed on or made any finding or determination relating to the fairness for public investment in the Units, or has passed or made, or will pass on or make, any recommendation or endorsement of the Units.

     H. Entity Purchases. If Purchaser is a partnership, corporation or trust, then the person executing this Agreement on its behalf represents and warrants that:

          (i)  He or she has made due inquiry to determine the  truthfulness  of
               the   representations   and  warranties  made  pursuant  to  this
               Agreement.

          (ii) He or she is duly authorized (if the undersigned is a trust, by the trust agreement) to make this investment and to enter into and execute this Agreement on behalf of such entity.

         The foregoing representations and warranties are true and accurate as of the date hereof, shall be true and accurate as of the date of the delivery of the assignment of the Units, and shall survive thereafter. If Purchaser has knowledge, prior to the acceptance of this Agreement by the Seller, that any such representations and warranties shall not be true and accurate in any respect, the Purchaser prior to such acceptance, will give written notice of such fact to the Seller specifying which representations and warranties are not true and accurate and the reasons therefor.

         Purchaser agrees to fully indemnify, defend and hold harmless Seller, its officers, directors, employees, agents and attorneys form and against any and all losses, claims, damages, liabilities and expenses, including reasonable attorney's fees and expenses, which may result from a breach of Purchaser's representations, warranties and agreements contained herein.

6. RESTRICTED PERIOD; LEGEND. The transaction restrictions of Regulation S in connection with the offshore offer and sale restrict Purchaser from offering and selling to U.S. persons or for the account or benefit of a U.S. person for a period of forty (40) days commencing upon completion of this offering. Rule 903(c)(2) governs the forty day transaction restriction. In the event that multiple Agreements for Sale of Stock Units are accepted by the Seller, the forty day restriction period shall begin only after the closing with respect to the final such Agreement accepted by Seller. Purchaser understands that Seller will instruct its transfer agent to place a stop transfer order with respect to the certificates representing the Units and that such certificates will bear the following legend: "The Units represented by this certificate have not been registered under the Securities Act of 1933 (the "Act") in reliance upon Regulation S promulgated under that Act and may not be transferred except in accordance with the provisions of Regulation S. The shares may not be offered for sale, sold or otherwise transferred to a U.S. person or for the account or benefit of a U.S. person (other than a distributor) except in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established by the holder hereof to the satisfaction of the Corporation."

7. EXEMPTION; RELIANCE ON REPRESENTATIONS. Purchaser understands that the offer and sale of the Units is not being registered under the 1933 Act and that Seller is relying on the rules governing offers and sales made outside the United States pursuant to Regulation S and the representations, warranties and agreements of Purchaser made herein.

8.       MISCELLANEOUS.

     A. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

         If to Seller:             If to Purchaser:

         ITEX Corporation          Wycliff Fund, c/o McKinney, Bancroft & Hughes
         P.O. Box 2309             #4 George Street, N-3937
         Portland, OR 97208-2309   Nassau
         U.S.A.                    BAHAMAS

                  or to any other address which may hereafter be designated by either party by notice given in such manner. All notices shall be deemed to have been given as of the date of receipt.

     B. Entire Agreement. This Agreement sets forth the entire understanding between the parties hereto and no other prior written or oral statement or agreement shall be recognized or enforced.

     C. Severability. If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provision which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

     D. Assignment. Neither party may assign this Agreement without the express written consent of the other party, however, any such Assignment shall be binding on and inure to the benefit of such successor, or, in the event of death or incapacity, on their heirs, executors, administrators and successors of any party.

     E. Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Oregon, United States of America, and in the English language.

     F. Venue. A claim or other dispute among the parties whether or not arising from any transaction contemplated (whether or not specifically referred to) by this Agreement, shall not be made the subject of litigation until submitted for binding arbitration in the nearest available location as indicated above, or otherwise pursuant to the applicable arbitration law. The parties agree to the exclusive personal and subject matter jurisdiction, and venue of the federal and local courts in Multnomah County, Oregon U.S.A. with respect to all such disputes to the extent legally permissible. These arrangements are being made because of the parties mutual desires to remove uncertainty as to such matters, and the location therein of one or more of the parties and their property.

     G. Attorney's Fees. If any legal action or other proceeding (nonexclusively including arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, any successful or prevailing party will be entitled to recover reasonable attorney's fees (including for appeals and collection) and other expenses incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

     H. No Third Party Beneficiary. Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties hereto and their successors, any rights or remedies under or by reason of this Agreement, unless this Agreement specifically states such intent.

     I. Counterparts. It is understood and agreed that this Agreement may be executed in any number of identical counterparts, each of which may be deemed an original for all purposes.

     J. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may reasonably be requested by the other party to confirm or perfect title to the subject Units transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

     K. Broker's or Finder's Fee: Expenses. Purchaser and Seller warrant that neither has incurred any liability, contingent or otherwise, for brokers' or finders' fees or commissions relating to this Agreement for which the other shall have responsibility. Except as otherwise provided herein, all fees, costs and expenses incurred by either party relating to this Agreement shall be paid by the party incurring the same.

     L. Amendment or Waiver. Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to the consummation if the transactions contemplated hereunder, this Agreement may be amended by a writing signed by all parties hereto, with respect to any of the terms contained herein, and any term or condition of this Agreement may be waived or the time for performance hereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

     M. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

ITEX CORPORATION ("Seller")



By /s/ Michael T. Baer
  -----------------------------------------------
Name & Title:  Michael T. Baer, President and CEO



WYLIFF FUND, INC. ("Purchaser")



By /s/H.J. Keilman
  ----------------------------------
Name & Title:  H.J Keilman, Director

                                                                   EXHIBIT 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
ITEX Corporation
Portland, Oregon

We consent to the incorporation by reference in the Registration Statement (Form S-8 File No. 33-95900) pertaining to the Key Employees' Incentive Stock Option Plan of ITEX Corporation, of our report with respect to the consolidated financial statements of ITEX Corporation included in the amended Annual Report (Form 10K/A) for the fiscal year ended July 31, 1996.

Andersen, Andersen, & Strong, L.C.
Salt Lake City, Utah
December 5, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 6, 1996

                                ITEX CORPORATION


    December 6, 1996                      /s/  Graham H. Norris, Sr.
------------------------     ---------------------------------------------------
                             Graham H. Norris, Chairman of the Board
                             of Directors, President and Chief Executive Officer
                             (principal executive officer and director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/  Graham H. Norris, Sr.                             December 6, 1996

Graham H. Norris, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer and director)

/s/  Joseph M. Morris                                  December 6, 1996
Joseph M. Morris, Vice President and Chief Financial Officer
(principal accounting officer and director)

/s/ Mary Sherr                                         December 6, 1996
----------------------------------------------
Vice President of Broker Development, Director

/s/ Dr. Evan B. Ames                                   December 6, 1996
----------------------------------------------
Director

/s/ Thomas G. Baer                                     December 6, 1996
----------------------------------------------
Director

/s/ Dr. Sherry L. Meinberg                             December 6, 1996
----------------------------------------------
Director

/s/ Robert Nelson                                      December 6, 1996
----------------------------------------------
/s/ Director

/s/ Dr. Charles Padbury                                December 6, 1996
----------------------------------------------
Director