Form 10-Q
period 1996-11-20
ITEX CORPORATION
filed 1997-01-06
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                November 20, 1996

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


                    Nevada                               93-0922994
        -------------------------------           ------------------------
        State (or other jurisdiction of           (IRS Employer
        incorporation or organization)                 Identification No.)


           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
        ------------------------------------------------------------------
           (Address of principal executive offices including zip code)

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
                           Yes   X                    No
                              ------                    ------

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                              at December 31, 1996:

                                    6,849,000

                       (This Form 10-Q includes 27 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                November 20, 1996

                                      INDEX


                                                                    Page
                                                                  --------

PART I.           FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT NOVEMBER 20, 1996 AND          3
        JULY 31, 1996

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIXTEEN         4
        WEEK PERIOD ENDED NOVEMBER 20, 1996 AND TWELVE WEEK
        PERIOD ENDED OCTOBER 23, 1995

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIXTEEN        5
         WEEK PERIOD ENDED NOVEMBER 20, 1996 AND TWELVE WEEK
         PERIOD ENDED OCTOBER 23, 1995

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF             13
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.        OTHER INFORMATION                                    24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                November 20,         July 31,
                                                                    1996               1996
                                                                ------------       ------------
                                   ASSETS
Current Assets
     Cash ..................................................... $     1,121        $     1,301
     Accounts receivable, net of allowance for doubtful
         accounts of $115 and $96..............................       1,052                847
     Notes receivable..........................................         263                360
     Prepaids and other current assets.........................         385                319
                                                                ------------       ------------
         Total current assets..................................       2,821
                                                                                         2,827

Inventory for Principal Party Trading..........................       8,699              7,844

Available for Sale Equity Securities...........................       3,877              3,877

Investment in Foreign Equity Affiliate.........................       3,197              3,197

Investment in Business Exchange International Corp.............       2,534              2,418

Goodwill and Purchased Member Lists, net.......................       1,229              1,299

Notes Receivable, Long-Term Portion............................         997                997

Other Assets...................................................         931                947
                                                                ------------       ------------
                                                                $    24,285        $    23,406
                                                                ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable.......................................... $       156        $       183
     Portion of receivables due to brokers ....................         567                508
     Trade credits issued in excess of earned..................         154                 41
     Income taxes payable......................................         327                 94
     Deferred tax liability....................................       1,253              1,253
     Current portion of long-term indebtedness.................          94                138
     Other current liabilities.................................         294                349
                                                                ------------       ------------
         Total current liabilities.............................       2,845              2,566
                                                                ------------       ------------

Deferred Income Taxes..........................................         265                265
                                                                ------------       ------------

Long-term Indebtedness.........................................         190                192
                                                                ------------       ------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,853,000 and 6,804,000  shares
        issued and outstanding.................................          69                 68
     Paid-in capital...........................................      16,562             16,386
     Net unrealized gain on marketable securities..............         132                132
     Treasury stock, at cost (3,900 and 10,000 shares).........         (14)               (29)
     Retained earnings.........................................       4,876              4,466
     Prepaid Printing..........................................        (640)              (640)
                                                                ------------       ------------
         Total stockholders' equity............................      20,985             20,383
                                                                ------------       ------------
                                                                $    24,285        $    23,406
                                                                ============       ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          Sixteen Weeks Ended       Twelve Weeks Ended
                                                           November 20, 1996         October 23, 1995
                                                          -------------------       ------------------
Revenue
    Sales arranged......................................  $           768           $           903
                                                          ===================       ==================

    Corporate trading revenue...........................  $           786           $         4,292
    Commissions on sales arranged.......................              110                       222
    Trade exchange revenue..............................            4,761                     2,164
                                                          -------------------       ------------------
                                                                    5,657                     6,678
                                                          -------------------       ------------------
Costs and Expenses
    Costs of corporate trading..........................              531                     3,319
    Costs of trade exchange revenue.....................            2,346                       989
    Selling, general, and administrative................            2,131                     1,968
                                                          -------------------       ------------------
                                                                    5,008                     6,276
                                                          -------------------       ------------------

Income from Operations..................................              649                       402

Other Income (Expense)
  Interest income (expense), net........................               11                        22
  Miscellaneous, net..................................                 --                         6
                                                          -------------------       ------------------
                                                                       11                        28
                                                          -------------------       ------------------
Income Before Taxes and Equity in Net
  Income of Foreign Affiliate...........................              660                       430

Provision for Income Taxes..............................              250                       181
                                                          -------------------       ------------------

Income Before Equity in Net  Income
  of Foreign Affiliate..................................              410                       249

Equity in Net Income of Foreign Affiliate...............               --                       543
                                                          -------------------       ------------------
Net Income .............................................  $           410           $           792
                                                          ===================       ==================

Average Common and Equivalent Shares:
   Primary..............................................            7,394                     6,857
                                                          ===================       ==================
   Fully diluted........................................                                      6,970
                                                                                    ==================

Net Income Per Common Share:
   Primary..............................................  $          0.06           $          0.12
                                                          ===================       ==================
   Fully diluted........................................                            $          0.11
                                                                                    ==================


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Sixteen Weeks Ended       Twelve Weeks Ended
                                                           November 20, 1996         October 23, 1995
                                                          -------------------       ------------------
Cash Flows from Operating Activities
    Net income............................................$           410           $          792
    Adjustments:
       Equity in net income of foreign affiliate..........             --                     (543)
       Depreciation and amortization......................            166                       43
       Services paid for in stock.........................            170                      224
       Net trade revenue earned over trade costs  ........           (834)                  (1,054)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................           (205)                     201
       Deferred taxes.....................................                                     (39)
       Prepaids and other assets..........................            (13)                     114
       Accounts payable and other current liabilities.....            (10)                     (22)
       Portion of receivables due to brokers..............             60                      (46)
       Income taxes payable...............................            232                     (204)
                                                          -------------------       ------------------
         Net cash (used in) operating activities..........            (24)                    (534)
                                                          -------------------       ------------------

Cash Flows From Investing Activities
    Acquisitions of SLI, Inc..............................            (77)
    Additions to equipment and information systems........            (35)                     (14)
                                                          -------------------       ------------------
          Net cash (utilized in) investing activities.....           (112)                     (14)
                                                          -------------------       ------------------
Cash Flows From Financing Activities
    Proceeds from sales of common stock...................              1                    1,130
    Repayments of notes payable...........................            (44)                     (13)
                                                          -------------------       ------------------
          Net cash provided by financing activities.......            (43)                   1,117
                                                          -------------------       ------------------
Net increase (decrease) in cash and equivalents...........           (179)                     569

Cash and cash equivalents at beginning of period..........          1,300                    1,524
                                                          -------------------       ------------------
Cash and Cash Equivalents at End of Period................$         1,121           $        2,093
                                                          ===================       ==================
Supplemental Cash Flow Information
----------------------------------
Cash paid for interest....................................$             6           $            2
Cash paid for income taxes................................             --                      425

Non-Cash Investing and Financing Activities
-------------------------------------------
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................             68                      962


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles," which consist of four weeks each. The Company reports quarterly results using three quarters consisting of three of the four-week accounting cycles each and one quarter consisting of four of the four-week accounting cycles. In prior years, the Company had reported the four cycle, or 16-week quarter as the fourth quarter of each fiscal year. Commencing with the first quarter of the fiscal year ending July 31, 1997, the Company will report the four cycle, or 16-week quarter as the first quarter of each fiscal year. This practice is being implemented to provide better management of Company operations and to more evenly space the periodic reporting of financial information to the public. Accordingly, the new dates for the fiscal ends of the Company's quarters for public reporting will be as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1996 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended November 20, 1996 and October 23 1995 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the sixteen-week period ended November 20, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1996 Annual Report on Form 10-K/A should be read in conjunction with these consolidated financial statements.

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

The Company acts as an intermediary for the exchange of goods and services between major companies, through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business of the Company's corporate barter division. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and ITEX USA.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at November 20, 1996, stated at the lower of cost or market. Also at November 20, 1996, the Company owned inventories of goods and services totaling $8,699,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company attained a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations were included in the Company's financial statements using the equity method of accounting through July 31, 1996. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996.

NOTE 3 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for each of the fiscal quarters ended November 20, 1996 and October 23, 1995:

                                     Sixteen Weeks Ended     Twelve Weeks Ended
                                      November 20, 1996       October 23, 1995

                                     -------------------     ------------------
                                                     (in thousands)
     Corporate Trading Revenue
         Trade                          $      776              $   4,263
         Cash                                   10                     29
                                        ------------            ------------
                                               786                  4,292
                                        ------------            ------------
     Commissions on Sales Arranged
         Trade                                  --
         Cash                                  110                    222
                                        ------------            ------------
                                               110                    222
                                        ------------            ------------
     Trade Exchange Revenue
         Trade                               1,615                    808
         Cash                                3,146                  1,356
                                        ------------            ------------
                                             4,761                  2,164
                                        ------------            ------------
     Total Revenue
         Trade                               2,391                  5,071

         Cash                                3,266                  1,607
                                        ------------            ------------
                                        $    5,657              $   6,678
                                        ============            ============

The above reported revenue amounts include only the portions considered as commissions earned with respect to sales by ITEX USA, in accordance with Section 1200.01 of the AICPA Technical Practice Aids. Total sales arranged by the Company in connection with ITEX USA were $768,000 and $903,000 in the quarters ended November 20, 1996 and October 23, 1995, respectively.


NOTE 4 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                        November 20,              July 31,
                                            1996                    1996
                                        ------------            ------------
                                                   (in thousands)

     Prepaid media advertising duebills $   4,229               $   3,530
     Art work                               2,642                   2,642
     Hotel roomnights                       1,540                   1,482
     Miscellaneous                            288                     190
                                        ------------            ------------
                                        $   8,699               $   7,844
                                        ============            ============

NOTE 5 - INVESTMENT IN FOREIGN EQUITY AFFILIATE

The Company owns a 49% interest in Associated Reciprocal Traders, Inc. ("ART"), a foreign corporation based in Switzerland with international commercial barter operations. ART engages in commercial barter transactions as a buyer and seller of goods and services with companies and businesses that are based in countries outside the United States, as well as U.S. companies. Through July 31, 1996, the Company accounted for its investment in and share of net income or loss of ART by the equity method. The Company's equity share of ART's net income (loss), after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was ($90,000) for the fiscal year ended July 31, 1996, $958,000 for the fiscal year ended July 31, 1995, and $632,000 for the fiscal year ended July 31, 1994.

All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which was reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations for the fiscal quarter ended July 31, 1996.

The assets of ART as of November 20, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received. Commencing August 1, 1996, the Company is accounting for its investment in ART by the cost method.

NOTE 6 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of November 20, 1996, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of November 20, 1996.

NOTE 7 - TRADE DOLLARS ISSUED IN EXCESS OF EARNED

At November 20, 1996, the Company had expended 154,000 ITEX trade dollars in excess of the amount of trade dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

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

NOTE 8 - CAPITAL STOCK

Private Placement. Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of issuance. The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the date of issuance. Wycliff was required to pay the purchase price of the units at a minimum rate of $625,000 per quarter.

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

Stock Option Plan. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 995,000 shares of common stock were reserved for issuance, all of which were granted to optionees at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years. The Company intends to present the new plan for approval by the Company's shareholders at the annual meeting. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

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

NOTE 9 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
         INTERNATIONAL CORPORATION AND RELATED LITIGATION

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation now known as IME, Inc., in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned

$300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions and against defendants' counterclaims. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

NOTE 10 - SUBSEQUENT EVENT

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Barter Exchange in the Middle East, to be called Ihlas ITEX Barter SA. Under the agreement, which is effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.


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

The Company acts as an intermediary for the exchange of goods and services between major companies through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business of the Company's corporate barter division. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and ITEX USA.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at November 20, 1996, stated at the lower of cost or market. Also at November 20, 1996, the Company owned inventories of goods and services totaling $8,699,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

In 1993 the Company purchased a 49% interest in Associated Reciprocal Traders ("ART"), a trading company located in Zug, Switzerland. ART acts as a buyer and seller of goods and services using barter, usually dealing with parties outside the U.S. Through its interest in ART, the Company attained a presence in the international corporate barter marketplace. The Company's share of ART's net assets and results of operations were included in the Company's financial statements using the equity method of accounting through July 31, 1996. The Company's equity share of ART's net income (loss), after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was ($90,000) for the fiscal year ended July 31, 1996, $958,000 for the fiscal year ended July 31, 1995, and $632,000 for the fiscal year ended July 31, 1994.

On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fiscal quarter ended July 31, 1996.

The assets of ART as of November 20, 1996 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received. Commencing August 1, 1996, the Company is accounting for its investment in ART by the cost method.

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

Development Activities

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Barter Exchange in the Middle East, to be called Ihlas ITEX Barter SA. Under the agreement, which is effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.

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

During the fiscal year 1995, the Company completed an agreement with International Trade Exchange (ITEX) Corp., a Vancouver B.C. based company, to operate the Canadian barter company. International Trade Exchange Corp. does business in Canada under the names ITEX and Bartercard. In spite of the similarity of names, ITEX Corporation (U.S.) and ITEX/Bartercard (Canada) have never had a business relationship in the past. Under the terms of the agreement ITEX acquired the rights to the name and trademarks of International Trade Exchange together with the right to acquire its client base and assets. The addition of the affiliation with ITEX/Bartercard and TROC/Canada will more fully enable ITEX clients to do business coast-to-coast in both the U.S. and Canada.

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

Research and development during the past two fiscal years has focused both on technological improvements and international expansion. During the fiscal quarter ended November 20, 1996, the Company spent a total of $57,000 on research and development for its communication and information systems, of which $24,000 was capitalized and $33,000 was charged to expense.

The ITEX symbol and name have, in the past, been registered trademarks of the Company. A new application for the ITEX symbol and name has been filed with the Patent and Trademark Office.

Liquidity and Capital Resources

Overall Financial Position. At November 20, 1996, the Company's working capital ratio was 1.0 to 1, based on current assets of $2,821,000 and current liabilities of $2,845,000. The Company's working capital ratio at July 31, 1996, was 1.1 to 1, based on current assets of $2,827,000 and current liabilities of $2,566,000. Current liabilities includes $1,247,000 in current deferred taxes related to earnings to be remitted as a result of the termination of the ART foreign venture. The net assets to be received, consisting primarily of available-for-sale securities, are included in the long-term classification of investment in foreign equity affiliate of $3,197,000. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.

Total stockholders' equity increased to $20,985,000 at November 20, 1996, from $20,383,000 at July 31, 1996. The primary increase in stockholders' equity was from the Company's continued profitable operations.

The Statement of Cash Flows indicates negative cash flow from operations of $24,000 for the first quarter of fiscal 1997, which is a significant improvement from negative cash flow from operations of $534,000 for the first quarter of fiscal 1996. The Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term equity building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several development projects. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that adequate funds from operations or any other sources will continue to be available on terms acceptable to the Company.

Private Placement. Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Wycliff agreed to purchase 1,022,495 units of the Company's equity securities over a two-year period for $4.89 per unit, equaling a total of $5,000,000. Each unit consists of one share of common stock and warrants to purchase two shares of common stock. One warrant entitles the holder to purchase one share of common stock at an exercise price of $4.89 per share, is exercisable from and after two years from the date of issuance, and expires five years from the date of issuance. The other warrant entitles the holder to purchase one share of common stock at an exercise price of $6.12 per share, is exercisable from and after four years from the date of issuance, and expires ten years from the date of issuance. Wycliff was required to pay the purchase price of the units at a minimum rate of $625,000 per quarter.

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

Stock Option Plan. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 995,000 shares of common stock were reserved for issuance, all of which were granted to optionees at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years. The Company intends to present the new plan for approval by the

Company's shareholders at the annual meeting. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

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

Bank Line of Credit. On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of November 20, 1996, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of November 20, 1996.

Acquisition of 50% Interest in Business Exchange International Corporation and Related Litigation. On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation now known as IME, Inc., in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions and against defendants' counterclaims. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

RESULTS OF OPERATIONS

Comparison  of  Sixteen-Week  Period ended  November 30, 1996 (First  Quarter of
--------------------------------------------------------------------------------
Fiscal 1997) and  Twelve-Week  Period ended  October 23, 1995 (First  Quarter of
--------------------------------------------------------------------------------
Fiscal 1996)
------------

Overall Operating Results

Total revenue decreased to $5,657,000 in the first quarter of fiscal 1997 from $6,678,000 in the first quarter of fiscal 1996. Income from operations increased to $649,000 in the first quarter of fiscal 1997 from $402,000 in the first quarter of fiscal 1996. In the first quarter of fiscal 1997, the Company's revenue and profit from its core retail trade exchange business increased significantly. This higher-margin revenue more than offset the effects of lower revenue from decreased activity in corporate trading in the current quarter.

Equity in net income from foreign affiliate was $543,000 in the first quarter of fiscal 1996. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. Accordingly, effective August 1, 1996, the Company commenced accounting for its investment in ART by the cost method, and has not recognized any earnings with respect to ART in the current quarter. This fluctuation regarding the earnings of ART is the primary reason for the decrease in net income to $410,000, or $0.06 per share in the first quarter of fiscal 1997 from $792,000, or $0.12 per share, in the first quarter of fiscal 1996.

Revenue

Total Revenue. Total revenue decreased to $5,657,000 in the first quarter of fiscal 1997 from $6,678,000 in the first quarter of fiscal 1996. Following is a summary of the components of revenue for the first quarters of fiscal 1997 and 1996:

                                        Sixteen Weeks Ended         Twelve Weeks Ended
                                      November 20, 1996, 1996        October 23, 1995
                                      -----------------------     -----------------------
                                                         (in thousands)
     Corporate Trading Revenue
         Trade                               $     776                   $   4,263
         Cash                                       10                          29
                                             ----------                  ----------
                                                   786                       4,292
                                             ----------                  ----------
     Commissions on Sales Arranged
         Trade                                      --
         Cash                                      110                         222
                                             ----------                  ----------
                                                   110                         222
                                             ----------                  ----------
     Trade Exchange Revenue
         Trade                                   1,615                         808
         Cash                                    3,146                       1,356
                                             ----------                  ----------
                                                 4,761                       2,164
                                             ----------                  ----------
     Total Revenue
         Trade                                   2,391                       5,071
         Cash                                    3,266                       1,607
                                             ----------                  ----------
                                             $   5,657                   $   6,678
                                             ==========                  ==========

The above reported revenue amounts include only the portions considered as commissions earned with respect to sales by ITEX USA, in accordance with

Section 1200.01 of the AICPA Technical Practice Aids. Total sales arranged by the Company in connection with ITEX USA were $768,000 and $903,000 in the quarters ended November 20, 1996 and October 23, 1995, respectively.

Trade Exchange Revenue. In the first quarter of fiscal 1997, the Company's revenue from its core retail trade exchange business increased to $4,761,000 from $2,164,000 in the first quarter of fiscal 1996. The increase in trade exchange revenue was attributable to an array of factors. The first quarter of fiscal 1997 was comprised of a 16-week period, whereas the first quarter of fiscal 1996 was comprised of a 12-week period. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. The Company has also continued its internal expansion and its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Corporate Trading Revenue. The decreased level of corporate trading revenue was attributable to the Company devoting less of its resources to corporate trading activities during the current year. Significant management and staff time was spent on litigation and other regulatory matters. Management expects increases in operating results from corporate trading activities in future periods.

Costs and Expenses

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $2,346,000 in the first quarter of fiscal 1997 from $989,000 in the first quarter of fiscal 1996. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 49% of trade exchange revenue in the first quarter of fiscal 1997 and 46% in the first quarter of fiscal 1996.

Costs of Corporate Trading. Costs of corporate trading decreased to $531,000 in the first quarter of fiscal 1997 from $3,319,000 in the first quarter of fiscal 1996 because of the lower revenue level. Costs of corporate trading revenue were 68% in the first quarter of fiscal 1997 and 77% in the first quarter of fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,131,000 in the first quarter of fiscal 1997 from $1,968,000 in the first quarter of fiscal 1996. Part of the increase was attributable to amortization expense related to acquisitions and higher professional fees connected with various litigation and regulatory matters.

Total advertising and promotion was $644,000 in the first quarter of fiscal 1997 as compared to $805,000 in the first quarter of fiscal 1996. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During the first quarter of fiscal 1997, the Company paid $630,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 98% of total advertising costs for the period.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 24, 1996, the Company acquired a 100% common stock interest in SLI, Inc. ("SLI"), a Nevada corporation now known as IME, Inc., in exchange for the issuance to SLI's former shareholders of 60,000 shares of the Company's common stock valued at approximately $645,000. The Company then made a cash contribution to the capital of SLI of $1,750,000 and made a loan of $300,000 to SLI. Also on January 24, 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a Nevada corporation, pursuant to rights to purchase such interest that had been assigned to SLI by the former shareholders of SLI. SLI paid $1,750,000 for the common interest in BXI by the purchase of newly issued common stock of BXI and, in addition, SLI loaned $300,000 to BXI. BXI owns and operates one of the leading organized barter exchanges in the United States.

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

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permits an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

The potential outcome of this lawsuit is uncertain. However, the Company believes that SLI has meritorious arguments in favor of its contract positions and against defendants' counterclaims. The Company believes that a solution will be reached either through negotiation or through completion of the litigation process. The trial date has been set for February 24, 1997. Legal counsel is unable to evaluate the probability of a favorable or unfavorable outcome or to estimate the range of potential recovery on the plaintiff's claims or any potential loss on the defendant's counterclaims.

On September 17, 1996 the Company filed an action in the Circuit Court for Multnomah County, Oregon, against Leslie L. French and Linda French, individually and dba AlphaNet and AlphaNet, Inc., an inactive Oregon corporation. The Complaint is for Breach of Contract and Action on Guaranty and seeks a total of $89,726 on three claims. On October 2, 1996, defendants filed an Answer denying all claims and a Counterclaim alleging malicious prosecution, abuse of process, invasion of privacy and libel. The counterclaim seeks compensatory and punitive damages of $5.5 million. A Reply to defendant's counterclaims has been filed.

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

On November 21, 1996, the Company was served with a complaint filed in the Circuit Court for Washington County, Oregon, by William Bradford Financial Services, Inc. against the Company; Michael Baer; Graham Norris; Oxford Transfer, Inc.; David Christensen, C.P.A.; Andersen, Andersen & Strong, L.C., Donovan Snyder, and John Does I-III. William Bradford Services is controlled by Leslie French, plaintiff in the litigation described above. The complaint alleges breach of fiduciary duty, breach of contract, interference with contract, and fraud and seeks compensatory and punitive damages.

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

b.  Reports on Form 8-K

      (1) Dated December 9, 1996, regarding change in quarterly reporting dates.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ITEX CORPORATION


     January 6, 1997                 /s/  Graham H. Norris
-------------------------            -------------------------------------
          Date                       Graham H. Norris, Chairman of the Board
                                     of Directors, President and
                                     Chief Executive Officer
                                     (principal executive officer and director)

     January 6, 1997                 /s/  Joseph M. Morris
-------------------------            -------------------------------------
          Date                       Joseph M. Morris, Vice President and
                                     Chief Financial Officer
                                     (principal accounting officer and director)

                                  EXHIBIT INDEX



         EXHIBIT                                   DESCRIPTION
     ---------------             -----------------------------------------------

           27 Financial Data Schedule for the Sixteen Weeks Ended November 20, 1996