Form 10-Q
period 1997-02-12
ITEX CORPORATION
filed 1997-03-31
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                February 12, 1997

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


             Nevada                                         93-0922994
-------------------------------                    ----------------------------
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

                           Yes  X                               No
                              -----                           -----

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                               at March 26, 1997:

                                    6,884,000

                       (This Form 10-Q includes 29 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                February 12, 1997

                                      INDEX


                                                                       Page
                                                                     --------

PART I.           FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AT FEBRUARY 12, 1997
     AND JANUARY 15, 1996                                                3

     CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE TWELVE AND
     TWENTY-EIGHT WEEK PERIODS  ENDED  FEBRUARY 12, 1997 AND FOR
     THE TWELVE AND  TWENTY-FOUR  WEEK PERIODS ENDED JANUARY 15,
     1996                                                                4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWENTY-
     EIGHT WEEK PERIOD ENDED FEBRUARY 12, 1997 AND FOR THE
     TWENTY-FOUR WEEK PERIOD ENDED JANUARY 15, 1996                      5


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13


PART II.   OTHER INFORMATION                                            25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                            February 12,           July 31,
                                                                1997                 1996
                                                           --------------       --------------
                                   ASSETS
Current Assets
     Cash ...............................................  $         814        $       1,301
     Accounts receivable, net of allowance for doubtful
         accounts of $115 and $96........................          1,247                  847

     Notes receivable....................................            257                  360
     Prepaids and other current assets...................            316                  319
                                                           --------------       --------------
         Total current assets............................          2,634                2,827

Inventory for Principal Party Trading....................          9,141                7,844

Trade credits earned in excess of expended...............          1,186                  ---

Available for Sale Equity Securities.....................          3,877                3,877

Investment in Foreign Equity Affiliate...................          3,197                3,197

Investment in Business Exchange International Corp.......          2,612                2,418

Goodwill and Purchased Member Lists, net.................          1,183                1,299

Notes Receivable, Long-Term Portion......................            997                  997

Other Assets.............................................            886                  947
                                                           --------------       --------------

                                                           $      25,713        $      23,406
                                                           ==============       ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable....................................  $         287        $         183
     Portion of receivables due to brokers ..............            622                  508
     Trade credits issued in excess of earned............            ---                   41
     Income taxes payable................................            855                   94
     Deferred tax liability..............................          1,253                1,253
     Current portion of long-term indebtedness...........             60                  138
     Other current liabilities...........................            314                  349
                                                           --------------       --------------
         Total current liabilities.......................          3,391                2,566
                                                           --------------       --------------

Deferred Income Taxes....................................            265                  265
                                                           --------------       --------------

Long-term Indebtedness...................................           167                   192
                                                           --------------       --------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,855,000 and 6,804,000 shares
        issued and outstanding...........................            69                    68
     Paid-in capital.....................................        16,565                16,386
     Net unrealized gain on marketable securities........           133                   132
     Treasury stock, at cost (3,900 and 10,000 shares)...           (14)                  (29)
     Retained earnings...................................         5,777                 4,466
     Prepaid Printing....................................          (640)                 (640)
                                                           --------------       --------------
         Total stockholders' equity......................         21,890               20,383
                                                           --------------       --------------
                                                           $      25,713        $      23,406
                                                           ==============       ==============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                               Twelve         Twelve      Twenty-eight   Twenty-four
                                             Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                                             February 12,   January 15,   February 12,   January 15,
                                                1997           1996          1997           1997
                                             ------------   -----------   ------------   -----------
Revenue
    Corporate trading revenue............... $       542    $    5,623    $     1,697     $  10,818
    Trade exchange revenue..................       4,853         3,010          9,613         5,174
                                             ------------   -----------   ------------   -----------
                                                   5,395         8,633         11,310        15,992
                                             ------------   -----------   ------------   -----------
Costs and Expenses
    Costs of corporate trading..............         376         4,978          1,583         8,978
    Costs of trade exchange revenue.........       1,802         1,287          3,730         2,276
    Selling, general, and administrative....       1,722         1,774          3,853         3,742
                                             ------------   -----------   ------------   -----------
                                                   3,900         8,039          9,166        14,996
                                             ------------   -----------   ------------   -----------

Income (Loss) from Operations...............       1,495           594          2,144           996

Other Income (Expense)
  Interest income (expense), net............           5            19             16            41
  Miscellaneous, net......................           ---             2            ---             8
                                             ------------   -----------   ------------   -----------
                                                       5            21             16            49
                                             ------------   -----------   ------------   -----------
Income Before Taxes and Equity in Net
  Income (Loss) of Foreign Affiliate........       1,500           615          2,160         1,045

Provision (Credit) for Income Taxes.........         599           185            849           366
                                             ------------   -----------   ------------   -----------

Income Before Equity in Net  Income
  (Loss) of Foreign Affiliate...............         901           430          1,311           679

Equity in Net Income (Loss) of Foreign
  Affiliate.................................         ---           413            ---           956
                                             ------------   -----------   ------------   -----------

Net Income (Loss)........................... $        901   $      843    $     1,311    $    1,635
                                             ============   ===========   ============   ===========

Average Common and Equivalent Shares:
   Primary..................................       9,845         7,041          8,620         6,951
                                             ============   ===========   ============   ===========
   Fully diluted............................                     7,447                        7,357
                                                            ===========                  ===========

Net Income Per Common Share:
   Primary.................................. $      0.11    $     0.12    $      0.17    $     0.24
                                             ============   ===========   ============   ===========
   Fully diluted............................                $     0.11                   $     0.22
                                                            ===========                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Twenty-eight Weeks     Twenty-four Weeks
                                                                Ended                  Ended
                                                          February 12, 1997      January 15, 1996
                                                         ------------------     ------------------
Cash Flows from Operating Activities
    Net income...........................................   $      1,311           $     1,635
    Adjustments:
       Equity in net income of foreign affiliate.........            ---                  (956)
       Depreciation and amortization.....................            285                   102
       Services paid for in stock........................            190                   224
       Net trade revenue earned over trade costs  .......         (2,532)               (1,704)
    Changes in operating assets and liabilities:
       Accounts and notes receivable.....................           (360)                  (54)
       Deferred taxes....................................            ---                    36
       Prepaids and other assets.........................             (4)                  160
       Accounts payable and other current liabilities....             26                   (53)
       Portion of receivables due to brokers.............            114                   110
       Income taxes payable..............................            849                  (260)
                                                         ------------------     ------------------
         Net cash (used in) operating activities.........           (121)                 (760)
                                                         ------------------     ------------------
Cash Flows From Investing Activities
    Acquisition of Business Exchange International......            (155)                  ---
    Additions to equipment, systems, and other...........           (112)                 (127)
                                                         ------------------     ------------------
          Net cash (utilized in) investing activities....           (267)                 (127)
                                                         ------------------     ------------------
Cash Flows From Financing Activities
    Proceeds from sales of common stock..................              5                 1,349
    Repayments of notes payable..........................           (104)
                                                                                            (5)
                                                         ------------------     ------------------
          Net cash provided by financing activities......            (99)                1,344
                                                         ------------------     ------------------

Net increase (decrease) in cash and equivalents..........           (487)                  437

Cash and cash equivalents at beginning of period.........          1,301                 1,524
                                                         ------------------     ------------------

Cash and Cash Equivalents at End of Period...............   $        814           $     1,961
                                                         ==================     ==================
Supplemental Cash Flow Information
Cash paid for interest...................................   $         12           $         7
Cash paid for income taxes...............................            ---                   562

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars....................          1,300                   358

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles," which consist of four weeks each. The Company reports quarterly results using three quarters consisting of three of the four-week accounting cycles each and one quarter consisting of four of the four-week accounting cycles. In prior years, the Company had reported the four cycle, or 16-week quarter as the fourth quarter of each fiscal year. Commencing with the first quarter of the fiscal year ending July 31, 1997, the Company reports the four cycle, or 16-week quarter as the first quarter of each fiscal year. This practice is being implemented to provide better management of Company operations and to more evenly space the periodic reporting of financial information to the public. Accordingly, the new dates for the fiscal ends of the Company's quarters for public reporting will be as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1996 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended January 15, 1996 and February 12, 1997 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and twenty-eight week periods ended February 12, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1996 Annual Report on Form 10-K/A should be read in conjunction with these consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company is engaged in domestic and international operations in both the retail barter exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Barter Exchange (the
Exchange), which is an association of business owners and professionals who trade goods and services with other members of the Exchange. The Company promotes the maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b)
conserving members' cash by their ability to spend ITEX trade dollars, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and (e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

As such, the Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX trade dollars. An ITEX trade dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX trade dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. The Company does not redeem trade dollars for cash. ITEX trade dollars may be used only in the manner and for the purpose set forth in the ITEX Trading Rules that govern the Exchange. ITEX trade dollars are not legal tender, securities, or commodities.

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. The Company typically receives a cash commission of 5% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently over 150 broker offices worldwide. One of the Company's current objectives is aggressive international expansion of the ITEX retail trade network. The Company has license arrangements with international licensees in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with international licensees in Turkey, Norway, and Romania and has extended the license arrangements in South Africa and Australia. The Company bears no financial responsibility for the financing of an independent broker office.

Additionally, the Company acts as an intermediary for the exchange of goods and services between major companies, through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and its licensee, ITEX USA.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at February 12, 1997, stated at the lower of cost or market. Also at February 12, 1997, the Company owned inventories of goods and services totaling $9,141,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

NOTE 3 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for each of the fiscal quarters ended February 12, 1997 and January 15, 1995:

                             Twelve         Twelve      Twenty-eight   Twenty-four
                           Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                           February 12,   January 15,   February 12,   January 15,
                              1997           1996          1997           1996
                           ------------   -----------   ------------   -----------
                                                (in thousands)
Corporate Trading Revenue
    Trade                  $      353      $  5,185     $      730     $   9,448
    Cash                          189           438            967         1,370
                           ------------   -----------   ------------   -----------
                                  542         5,623          1,697        10,818
                           ------------   -----------   ------------   -----------
Trade Exchange Revenue
    Trade                        2,503        1,067          4,117         1,874
    Cash                         2,350        1,943          5,496         3,300
                           ------------   -----------   ------------   -----------
                                 4,853        3,010          9,613         5,174
                           ------------   -----------   ------------   -----------
Total Revenue
    Trade                        2,856        6,252          4,847        11,322
    Cash                         2,539        2,381          6,463         4,670
                           ------------   -----------   ------------   -----------
                           $     5,395    $   8,633     $   11,310     $  15,992
                           ============   ===========   ============   ===========


NOTE 4 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                            February 12,
                                                1997         July 31, 1996
                                            -------------    -------------
                                                    (in thousands)

    Prepaid media advertising duebills      $      4,580     $      3,530
    Art work                                       2,645            2,642
    Hotel roomnights                               1,569            1,482
    Miscellaneous                                    347              190
                                            -------------    -------------
                                            $      9,141     $      7,844
                                            =============    =============

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

The assets of ART as of February 12, 1997 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received. The Company is also considering alternative ways of dealing with the resolution of this issue. Commencing August 1, 1996, the Company is accounting for its investment in ART by the cost method.

NOTE 6 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of February 12, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of February 12, 1997.

NOTE 7 - TRADE DOLLARS EARNED AND TRADE DOLLARS EXPENDED

At February 12, 1997, the Company had earned 1,186,000 ITEX trade dollars in excess of the amount of trade dollars expended by the Company. The Company intends to use these trade dollars to purchase goods and services from the Exchange for use by the Company in its operations or for the purchase of equity securities of other companies.

At the end of a period, the Company may have expended more trade dollars than earned. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

Trade dollars expended in excess of earned by the Company is specifically provided for in the ITEX Trading Rules that govern the Exchange. Such provisions allow the Company to expend trade dollars in excess of earned within certain guideline amounts. This provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services to Exchange members to offset any amounts of trade dollars expended in excess of earned. This could be accomplished by the sale for trade dollars of the inventories for which acquisition resulted in the trade dollars issued in excess of earned or other inventories, by otherwise earning trade dollars, or a combination of both.

NOTE 8 - CAPITAL STOCK

PRIVATE PLACEMENT. The terms of the Wycliff private placement provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that would have been due for the calendar quarter ended September 30, 1996, and therefore the Company may cancel the remaining portion of the private placement.

STOCK OPTION PLAN. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 1,000,000 shares of common stock were reserved for issuance, all of which were granted to optionees at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years. The Company intends to present the new plan for approval by the Company's shareholders at the annual meeting. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

STOCK SPLIT. At the annual meeting of the Company's shareholders on May 3, 1996, the Company's shareholders approved a two-for-one forward stock split with respect to the Company's common stock. The stock split has not yet been implemented by the Company, and it is not anticipated that the split will be implemented.

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

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permitted an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI.

On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. A formal order has now been submitted to the court for the actual entry of judgment. Because the initial ruling by the court was oral, a hearing on the form of the judgment has been set for April 4, 1997.

The financial outcome of the ruling in favor of SLI is presently unclear. If it results in SLI being the 50% owner of a company which owns the BXI trade exchange, SLI will be expected to share in the successes and growth of that exchange. However, the litigation has resulted in some uncertainty about the financial conditions of the BXI trade exchange due to the inability of SLI to obtain operating data concerning the exchange. Further litigation may be necessary for SLI to fully enjoy the benefits of its acquisition. However, the Company considers the court's ruling to be a complete vindication of the position that ITEX Corporation has consistently taken in the face of allegations that BXI was not the owner of the BXI trade exchange assets.

NOTE 10 - FOREIGN LICENSE AGREEMENTS

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Barter Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which is effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.

During the quarter ended February 12, 1997, the Company entered into a new international license arrangement for operations in Norway and renewed previous arrangements in Australia and South Africa. Trade exchange revenue for the second quarter includes revenue from foreign license agreements totaling $398,000. Subsequent to the quarter ended February 12, 1997, the Company entered into a license agreement with an international licensee in Romania.

NOTE 11 - INCOME PER SHARE

Income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding, plus common equivalent shares arising from the effect of dilutive stock options using the modified treasury stock method, and net income increased for debt reduction and investment in short-term paper from the hypothetical exercise of options. This modified version of the treasury stock method, also referred to as "the 20% provision," is required if the number of shares issuable from the exercise of all outstanding options and warrants exceeds 20% of the number of shares outstanding at the end of the period.

Under the 20% provision, all options and warrants are assumed to be exercised (4,361,000 shares at February 12, 1997) but an amount equal to only 20% of shares outstanding (1,371,000 shares at February 12, 1997) may be assumed to be repurchased, which results in incremental shares for the income per share computation of 2,990,000 shares, which when added to 6,855,000 shares outstanding at February 12, 1997, results in a total number of shares of 9,845,000 for the denominator in the income per share computation for the quarter ended February 12, 1997.

The numerator for the computation is equal to net income increased by a hypothetical amount for interest income or reduction in interest expense from the assumed use of funds received from the conversion that were not used to repurchase stock because of the 20% limitation. For the quarter ended February 12, 1997, the hypothetical increase to net income from interest income and reduction of interest expense, after tax effect, totaled $134,000. For the year to date income per share computation, the hypothetical increase to net income from interest income and reduction of interest expense, after tax effect, totaled $174,000. Because of these presumed increases in income required by the 20% provision, income per share cannot be directly computed using net income as reported in the statement of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS, LIQUIDITY, AND CAPITAL RESOURCES

Business and Plan of Operation

The Company is engaged in domestic and international operations in both the retail barter exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Barter Exchange (the
Exchange), which is an association of business owners and professionals who trade goods and services with other members of the Exchange. The Company promotes the maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b)
conserving members' cash by their ability to spend ITEX trade dollars, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and (e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

As such, the Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX trade dollars. An ITEX trade dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX trade dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. The Company does not redeem trade dollars for cash. ITEX trade dollars may be used only in the manner and for the purpose set forth in the ITEX Trading Rules that govern the Exchange. ITEX trade dollars are not legal tender, securities, or commodities.

Members of the Exchange pay cash and ITEX trade dollar fees and commissions to the Company. The Company typically receives a cash commission of 5% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX trade dollars or holds in inventory for further trades in the corporate barter area or for trading to members of the Exchange.

The Company owns and operates retail barter offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently over 150 broker offices worldwide. One of the Company's current objectives is aggressive international expansion of the ITEX retail trade network. The Company has license arrangements with international licensees in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with international licensees in Turkey, Norway, and Romania and has extended the license arrangements in South Africa and Australia. The Company bears no financial responsibility for the financing of an independent broker office.

Additionally, the Company acts as an intermediary for the exchange of goods and services between major companies, through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. The second profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and its licensee, ITEX USA.

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

As a result of this utilization of trade dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $3,877,000 at February 12, 1997, stated at the lower of cost or market. Also at February 12, 1997, the Company owned inventories of goods and services totaling $9,141,000, stated at the lower of cost or market, which was available for corporate trading or trading to members within the Exchange, which increases cash commissions earned by the

Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

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

The assets of ART as of February 12, 1997 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received. The assets of ART as of February 12, 1997 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to distribute the assets on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received. The Company is also considering alternative ways of dealing with the resolution of this issue. Commencing August 1, 1996, the Company is accounting for its investment in ART by the cost method. Commencing August 1, 1996, the Company is accounting for its investment in ART by the cost method.

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

DEVELOPMENT ACTIVITIES

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Barter Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which is effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.

The Company has developed a comprehensive training program for its brokers. New brokers come to the training center at the Company's Portland, Oregon headquarters for an intensive week of initial training before receiving the credential of "Associate Broker." They are then permitted to set up offices and act as barter brokers for the Company's clients. After demonstrating adequate competence and achieving specified performance levels, they return to the training center for an additional week of training before receiving the credential of "ITEX Licensed Broker."

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

During the fiscal year 1995, the Company completed an agreement with International Trade Exchange (ITEX) Corp., a Vancouver B.C. based company, to operate the Canadian barter company. International Trade Exchange Corp. does business in Canada under the names ITEX and Bartercard. In spite of the similarity of names, ITEX Corporation (U.S.) and ITEX/Bartercard (Canada) have never had a business relationship in the past. Under the terms of the agreement ITEX acquired the rights to the name and trademarks of International Trade Exchange together with the right to acquire its client base and assets. The addition of the affiliation with ITEX/Bartercard and the ITEX licensee in Canada will more fully enable ITEX clients to do business coast-to-coast in both the U.S. and Canada.

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

The Company has also made BarterWire available to clients through the Internet, complete with its own gateway and web server. This enables Exchange members to enjoy the advantages of the latest version of BarterWire together with savings on long distance charges and a larger electronic marketplace. The Company has the same internet connection capability as that of many typical internet service providers.

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

During the fiscal quarter ended February 12, 1997, the Company spent a total of $29,000 on research and development for its communication and information systems, all of which was charged to expense. During the twenty-eight week period ended February 12, 1997, the Company spent a total of $82,000 on research and development for its communication and information systems, of which $22,000 was capitalized and $60,000 was charged to expense.

The ITEX symbol and name have, in the past, been registered trademarks of the Company. A new application for the ITEX symbol and name has been filed with the Patent and Trademark Office.

Liquidity and Capital Resources

OVERALL FINANCIAL POSITION. At February 12, 1997, the Company's working capital ratio was 0.78 to 1, based on current assets of $2,634,000 and current liabilities of $3,391,000. The Company's working capital ratio at July 31, 1996, was 1.1 to 1, based on current assets of $2,827,000 and current liabilities of $2,566,000. The change in the working capital ratio occurred because at February 12, 1997 current liabilities includes income taxes payable of $855,000 related to current year earnings. Current liabilities also includes deferred taxes of $1,247,000 related to the distribution of assets, primarily available-for-sale securities from ART, the Company's foreign affiliate. The net assets to be received, consisting primarily of available-for-sale securities, are included in the long-term classification of investment in foreign equity affiliate of $3,197,000. The Company expects to be able to meet any requirements to pay the current deferred tax liability by selling a portion of the available-for-sale securities to be received.

Total stockholders' equity increased to $21,890,000 at February 12, 1997, from $20,383,000 at July 31, 1996. The primary increase in stockholders' equity was from the Company's continued profitable operations.

The Statement of Cash Flows indicates negative cash flow from operations of $121,000 for the twenty-eight week period ended February 12, 1997, which is a significant improvement from negative cash flow from operations of $760,000 for the twenty-four week period ended January 15, 1996. The Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term equity building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several development projects. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that adequate funds from operations or any other sources will continue to be available on terms acceptable to the Company.

PRIVATE PLACEMENT. The terms of the Wycliff private placement provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that would have been due for the calendar quarter ended September 30, 1996, and therefore the Company may cancel the remaining portion of the private placement.

STOCK OPTION PLAN. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 1,000,000 shares of common stock were reserved for issuance, all of which were granted to optionees at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years. The Company intends to present the new plan for approval by the Company's shareholders at the annual meeting. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

STOCK SPLIT. At the annual meeting of the Company's shareholders on May 3, 1996, the Company's shareholders approved a two-for-one forward stock split with respect to the Company's common stock. The stock split has not yet been implemented by the Company, and it is not anticipated that the split will be implemented.

BANK LINE OF CREDIT. On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of February 12, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of February 12, 1997.

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

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI.

On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. A formal order has now been submitted to the court for the actual entry of judgment. Because the initial ruling by the court was oral, a hearing on the form of the judgment has been set for April 4, 1997.

The financial outcome of the ruling in favor of SLI is presently unclear. If it results in SLI being the 50% owner of a company which owns the BXI trade exchange, SLI will be expected to share in the successes and growth of that exchange. However, the litigation has resulted in some uncertainty about the financial conditions of the BXI trade exchange due to the inability of SLI to obtain operating data concerning the exchange. Further litigation may be necessary for SLI to fully enjoy the benefits of its acquisition. However, the Company considers the court's ruling to be a complete vindication of the position that ITEX Corporation has consistently taken in the face of allegations that BXI was not the owner of the BXI trade exchange assets.

RESULTS OF OPERATIONS

Comparison  of  Twelve-Week  Period Ended  February 12, 1997 (Second  Quarter of
--------------------------------------------------------------------------------
Fiscal 1997) and  Twelve-Week  Period Ended January 15, 1996 (Second  Quarter of
--------------------------------------------------------------------------------
Fiscal 1996)
------------

Overall Operating Results

Total revenue decreased to $5,395,000 in the second quarter of fiscal 1997 from $8,633,000 in the second quarter of fiscal 1996. Income from operations increased to $1,495,000 in the second quarter of fiscal 1997 from $594,000 in the second quarter of fiscal 1996. Net income increased to $901,000, or $0.11 per share, in the second quarter of fiscal 1997, from $843,000, or $0.12 per share on a primary basis and $0.11 on a fully diluted basis, in the second quarer of fiscal 1996.

In the second quarter of fiscal 1997, the Company's revenue and profit from its core retail trade exchange business increased significantly. This higher-margin revenue more than offset the effects of lower revenue from decreased activity in corporate trading in the current quarter. Trade exchange revenue for the second quarter includes revenue from foreign license agreements totaling $398,000. The

Company expects revenue from international licensees to continue to make contributions to revenue in future periods.

The increase in trade exchange earnings and foreign license revenue also more than offset the elimination of earnings from ART, the Company's foreign affiliate, which totaled $413,000 in the second quarter of fiscal 1996. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. Accordingly, effective August 1, 1996, the Company commenced accounting for its investment in ART by the cost method, and has not recognized any earnings with respect to ART in the current quarter.

Revenue

TOTAL REVENUE. Total revenue decreased to $5,395,000 in the second quarter of fiscal 1997 from $8,633,000 in the second quarter of fiscal 1996. Following is a summary of the components of revenue for the second quarters of fiscal 1997 and 1996:

                                        Twelve          Twelve
                                     Weeks Ended     Weeks Ended
                                     February 12,    January 15,
                                         1997            1996
                                     ------------    -----------
                                            (in thousands)
     Corporate Trading Revenue
         Trade                       $       353      $   5,185
         Cash                                189            438
                                     ------------    -----------
                                             542          5,623
                                     ------------    -----------
     Trade Exchange Revenue
         Trade                             2,503          1,067
         Cash                              2,350          1,943
                                     ------------    -----------
                                           4,853          3,010
                                     ------------    -----------
      Total Revenue
         Trade                             2,856          6,252
         Cash                              2,539          2,381
                                     ------------    -----------
                                     $     5,395     $    8,633
                                     ============    ===========

TRADE EXCHANGE REVENUE. In the second quarter of fiscal 1997, the Company's revenue from its core retail trade exchange business increased to $4,853,000 from $3,010,000 in the second quarter of fiscal 1996. The increase in trade exchange revenue was attributable to an array of factors. The Company has continued its expansion internally, by acquisition, and entering into foreign license agreements. In the second quarter of fiscal 1997, the Company reported revenue from foreign licensees totaling $398,000. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

CORPORATE TRADING REVENUE. The decreased level of corporate trading revenue was attributable to the Company devoting less of its resources to corporate trading activities during the current year. Significant management and staff time was spent on litigation and other regulatory matters, on further development of the retail trade exchange, and on international expansion. Management is now beginning to refocus more resources on corporate trading activities and expects increases in operating results from corporate trading activities in future periods.

Costs and Expenses

COSTS OF TRADE EXCHANGE REVENUE. Costs of trade exchange revenue increased to $1,802,000 in the second quarter of fiscal 1997 from $1,287,000 in the second quarter of fiscal 1996. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 37% of trade exchange revenue in the second quarter of fiscal 1997 and 43% in the second quarter of fiscal 1996. The decrease in the cost percentage is partially attributable to revenue from foreign licensees, on which the Company does not pay brokers' fees and commissions.

COSTS OF CORPORATE TRADING. Costs of corporate trading decreased to $376,000 in the second quarter of fiscal 1997 from $4,978,000 in the second quarter of fiscal 1996 because of the lower revenue level. Costs of corporate trading revenue were 69% in the second quarter of fiscal 1997 and 89% in the second quarter of fiscal 1996. The cost percentage incurred during the second quarter of 1996 is more indicative of normal ongoing cost percentages from corporate trading.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,722,000 in the second quarter of fiscal 1997 and $1,774,000 in the second quarter of fiscal 1996. Higher professional fees are expected to be incurred at least during the next quarter.

Total advertising and promotion was $403,000 in the second quarter of fiscal 1997 as compared to $484,000 in the second quarter of fiscal 1996. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During the second quarter of fiscal 1997, the Company paid $380,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 94% of total advertising costs for the period.


Comparison of Twenty-Eight-Week Period Ended February 12, 1997 (First 2 Quarters
--------------------------------------------------------------------------------
of Fiscal  1997) and  Twenty-Four-Week  Period  Ended  January 15, 1996 (First 2
--------------------------------------------------------------------------------
Quarters of Fiscal 1996)
------------------------

Overall Operating Results

Total revenue decreased to $11,310,000 in the first two quarters of fiscal 1997 from $15,992,000 in thefirst two quarters of fiscal 1996. Income from operations increased to $2,144,000 in the first two quarters of fiscal 1997 from $996,000 in the first two quarters of fiscal 1996. Net income increased to $1,311,000, or $0.17 per share, in the first two quarters of fiscal 1997, from $1,635,000, or $0.24 per share on a primary basis or $0.22 on a fully diluted basis, in the first two quarters of fiscal 1996.

In the first two quarters of fiscal 1997, the Company's revenue and profit from its core retail trade exchange business increased significantly. This higher-margin revenue more than offset the effects of lower revenue from decreased activity in corporate trading in the first two quarters of fiscal 1997. Trade exchange revenue for the first two quarters of fiscal 1997 includes revenue from foreign license agreements totaling $398,000. The Company expects revenue from international licensees to continue to make contributions to revenue in future periods.

The increase in trade exchange earnings and foreign license revenue also more than offset the elimination of earnings from ART, the Company's foreign affiliate, which totaled $956,000 in the first two quarters of fiscal 1996. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. Accordingly, effective August 1, 1996, the Company commenced accounting for its investment in ART by the cost method, and has not recognized any earnings with respect to ART in the current quarter.

Revenue

Total Revenue. Total revenue decreased to $11,310,000 in the first two quarters of fiscal 1997 from $15,992,000 in the first two quarters of fiscal 1996. Following is a summary of the components of revenue for the first two quarters of fiscal 1997 and 1996:

                                     Twenty-eight    Twenty-four
                                     Weeks Ended     Weeks Ended
                                     February 12,    January 15,
                                         1997            1996
                                     ------------    -----------
                                            (in thousands)
    Corporate Trading Revenue
        Trade                        $       730    $     9,448
        Cash                                 967          1,370
                                     ------------    -----------
                                           1,697         10,818
                                     ------------    -----------
    Trade Exchange Revenue
        Trade                              4,117          1,874
        Cash                               5,496          3,300
                                     ------------    -----------
                                           9,613          5,174
                                     ------------    -----------
    Total Revenue
        Trade                             4,847          11,322
        Cash                              6,463           4,670
                                     ------------    -----------
                                     $   11,310      $   15,992
                                     ============    ===========

TRADE EXCHANGE REVENUE. In the first two quarters of fiscal 1997, the Company's revenue from its core retail trade exchange business increased to $9,613,000 from $5,174,000 in the first two quarters of fiscal 1996. The increase in trade exchange revenue was attributable to an array of factors. The Company has continued its expansion internally, by acquisition, and entering into foreign license agreements. In the first two quarters of fiscal 1997, the Company reported revenue from foreign licensees totaling $398,000. The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

CORPORATE TRADING REVENUE. The decreased level of corporate trading revenue was attributable to the Company devoting less of its resources to corporate trading activities during the current year. Significant management and staff time was spent on litigation and other regulatory matters, on further development of the retail trade exchange, and on international expansion. Management is now beginning to refocus more resources on corporate trading activities and expects increases in operating results from corporate trading activities in future periods.

Costs and Expenses

COSTS OF TRADE EXCHANGE REVENUE. Costs of trade exchange revenue increased to $3,730,000 in the first two quarters of fiscal 1997 from $2,276,000 in the first two quarters of fiscal 1996. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 39% of trade exchange revenue in the first two quarters of fiscal 1997 and 44% in the first two quarters of fiscal 1996. The decrease in the cost percentage is partially attributable to revenue from foreign licensees, on which the Company does not pay brokers' fees and commissions.

COSTS OF CORPORATE TRADING. Costs of corporate trading decreased to $1,583,000 in the first two quarters of fiscal 1997 from $8,978,000 in the first two quarters of fiscal 1996 because of the lower revenue level. Costs of corporate trading revenue were 93% in the first two quarters of fiscal 1997 and 83% in the first two quarters of fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,853,000 in the first two quarters of fiscal 1997 and $3,742,000 in the first two quarters of fiscal 1996. The increase was attributable to amortization expense related to acquisitions and higher professional fees connected with various litigation and regulatory matters. Also, the year-to-date period for fiscal 1997 includes twenty-eight weeks, whereas the year-to-date period for fiscal 1997 includes twenty-four weeks. Higher professional fees are expected to be incurred at least during the next quarter.

Total advertising and promotion was $1,048,000 in the first two quarters of fiscal 1997 as compared to $1,290,000 in the first two quarters of fiscal 1996. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During the first two quarters of fiscal 1997, the Company paid $1,010,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 96% of total advertising costs for the period.

Inflation
---------
The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Forward-Looking Information
---------------------------
From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and leave granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permitted an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI.

On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. A formal order has now been submitted to the court for the actual entry of judgment. Because the initial ruling by the court was oral, a hearing on the form of the judgment has been set for April 4, 1997.

The financial outcome of the ruling in favor of SLI is presently unclear. If it results in SLI being the 50% owner of a company which owns the BXI trade exchange, SLI will be expected to share in the successes and growth of that exchange. However, the litigation has resulted in some uncertainty about the financial conditions of the BXI trade exchange due to the inability of SLI to obtain operating data concerning the exchange. Further litigation may be necessary for SLI to fully enjoy the benefits of its acquisition. However, the Company considers the court's ruling to be a complete vindication of the position that ITEX

Corporation has consistently taken in the face of allegations that BXI was not the owner of the BXI trade exchange assets.

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

The Company considers each counterclaim to be totally without merit and expects each counterclaim to be dismissed. Both the Company's claims and the defense of the counterclaims is being vigorously prosecuted by the Company. A trial date is scheduled to be set on May 22, 1997. As with all litigation, the potential outcome of this lawsuit is uncertain. However, the Company believes that its claims against the defendants are meritorious and that the defendants' counterclaims are wholly without merit. In any event, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

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

On February 14, 1997 the Company was served with a summons and complaint in a matter filed in the Circuit Court of Multnomah County, Oregon entitled BXI Trade Exchange, Inc. and Business Exchange International Corp. v. ITEX Corporation, Terry L. Neal, Michael T. Baer. Donovan C. Snyder, Joel P. Sens and David Lawson. This action arises out of the basic fact situation involved in the SLI matter described above. The complaint contains seven claims for relief, only two of which relate to the Company, Mr. Neal, Mr. Baer and Mr. Snyder (the "ITEX defendants"). All other claims relate solely to Mr. Sens and Mr. Lawson.

The claims against the ITEX defendants are for conspiracy to defraud and unlawful trade practices under the Oregon unfair trade practices statute. The basic allegation is that the ITEX defendants worked together secretly to obtain the 50% interest in BXI. The ITEX defendants consider each and every claim against them to be without merit and will vigorously defend against those claims. As with all litigation, the potential outcome of this lawsuit is uncertain. In any event, however, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

      The Exhibits hereto are listed in the accompanying Exhibit Index.

b.  Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ITEX CORPORATION


     March 31, 1997             /s/  Graham H. Norris
------------------------        ------------------------------------------------
         Date                   Graham H. Norris, Chairman of the Board of
                                Directors, President and Chief Executive Officer
                                (principal executive officer and director)

     March 31, 1997             /s/  Joseph M. Morris
------------------------        ------------------------------------------------
         Date                   Joseph M. Morris, Vice President and Chief
                                Financial Officer (principal accounting officer
                                and director)

                                  EXHBIT INDEX



            EXHIBIT                                 DESCRIPTION
     ----------------------         --------------------------------------------

              27 Financial Data Schedule for the Twenty-eight Weeks Ended February 12, 1997