Form 10-Q
period 1997-05-12
ITEX CORPORATION
filed 1997-06-23
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                   May 7, 1997

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

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                               at June 16, 1997:

                                    6,957,000

                       (This Form 10-Q includes 28 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                   May 7, 1997

                                      INDEX


                                                                        Page
                                                                    ------------

PART I.     FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT MAY 7, 1997 AND
        APRIL 9, 1996                                                    3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE AND
        FORTY WEEK PERIODS ENDE MAY 7, 1997 AND FOR THE TWELVE AND
        THIRTY-SIX WEEK PERIODS ENDED APRIL 9, 1996                      4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FORTY WEEK
        PERIOD ENDED MAY 7, 1997 AND FOR THE THIRTY-SIX WEEK PERIOD
        ENDED APRIL 9, 1996                                              5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               14


 PART II.     OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                           23

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                                 26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                               May 7, 1997           July 31,1996
                                                             ---------------       ---------------
                                   ASSETS
Current Assets
     Cash .................................................. $        611          $      1,301
     Trade Dollars earned in excess of expended.............        1,105                 ---
     Accounts receivable, net of allowance for doubtful
         accounts of $140 and $96...........................        1,347                   847
     Notes receivable.......................................          272                   360
     Prepaids and other current assets......................          203                   319
                                                             ---------------       --------------
         Total current assets...............................        3,538                 2,827

Inventory for Principal Party Trading.......................        8,307                 5,202

Available for Sale Equity Securities........................        4,152                 3,877

Investment in Foreign Equity Affiliate......................        3,197                 3,197

Investment in Business Exchange International Corp..........        2,752                 2,418

Investment in Fine Art .....................................        2,645                 2,642

Goodwill and Purchased Member Lists, net....................        1,130                 1,299

Notes Receivable, Long-Term Portion.........................          997                   997

Other Assets................................................        1,034                   947
                                                             ---------------       -------------
                                                             $     27,752          $     23,406
                                                             ===============       =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable....................................... $        387       $           183
     Portion of receivables due to brokers .................          685                   508
     Trade Dollars expended in excess of earned.............          ---                    41
     Income taxes payable...................................          363                    94
     Deferred tax liability.................................          ---                 1,253
     Current portion of long-term indebtedness..............           25                   138
     Other current liabilities..............................          348                   349
                                                             ---------------       ---------------
         Total current liabilities..........................        1,808                 2,566
                                                             ---------------       ---------------
Deferred Income Taxes.......................................        1,638                   265
                                                             ---------------       ---------------
Long-term Indebtedness......................................          167                   192
                                                             ---------------       ---------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,926,000 and 6,804,000 shares
        issued and outstanding..............................           69                    68
     Paid-in capital........................................       16,709                16,386
     Net unrealized gain on marketable securities...........          133                   132
     Treasury stock, at cost (3,900 and 10,000 shares)......          (14)                  (29)
     Retained earnings......................................        7,795                 4,466
     Prepaid Printing.......................................         (553)                 (640)
                                                             ---------------       ---------------
         Total stockholders' equity.........................       24,139                20,383
                                                             ---------------       ---------------
                                                             $     27,752          $     23,406
                                                             ===============       ===============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                Twelve         Twelve       Forty Weeks    Thirty-six
                                              Weeks Ended    Weeks Ended       Ended       Weeks Ended
                                              May 7, 1997   April 9, 1996   May 7, 1997   April 9, 1996
                                             -------------  -------------  -------------  -------------
Revenue
    Corporate trading revenue............... $      2,313   $      1,162   $      4,010   $     11,980
    Trade exchange revenue..................        4,166          5,275         13,779         10,449
                                             -------------  -------------  -------------  -------------
                                                    6,479          6,437         17,789         22,429
                                             -------------  -------------  -------------  -------------
Costs and Expenses
    Costs of corporate trading..............          950            841          2,533          9,819
    Costs of trade exchange revenue.........        1,927          2,791          5,657          5,067
    Selling, general, and administrative....        1,961          2,014          5,814          5,756
                                             -------------  -------------  -------------  -------------
                                                    4,838          5,646         14,004         20,642
                                             -------------  -------------  -------------  -------------

Income from Operations......................        1,641            791          3,785          1,787

Other Income
  Interest income, net......................            4             18             20             59
  Miscellaneous income, net...............            ---             90            ---             98
                                             -------------  -------------  -------------  -------------
                                                        4            108             20            157
                                             -------------  -------------  -------------  -------------
Income Before Taxes and Equity in Net
  Income of Foreign Affiliate...............        1,645            899          3,805          1,944

Provision (Credit) for Income Taxes.........         (372)           387            477            753
                                             -------------  -------------  -------------  -------------

Income Before Equity in Net  Income
  of Foreign Affiliate......................        2,017            512          3,328          1,191

Equity in Net Income of Foreign
  Affiliate.................................          ---            234            ---          1,190
                                             -------------  -------------  -------------  -------------

Net Income.................................. $      2,017   $        746   $      3,328   $      2,381
                                             =============  =============  =============  =============

Average Common and Equivalent Shares:
   Primary..................................        9,846          8,048          9,028          7,534
                                             =============  =============  =============  =============
   Fully diluted............................                                                     7,896
                                                                                          =============

Net Income Per Common Share:
   Primary.................................. $       0.22   $       0.09   $       0.40   $       0.32
                                             =============  =============  =============  =============
   Fully diluted............................                                              $       0.30
                                                                                          =============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Thirty-six Weeks
                                                                   Forty Weeks Ended         Ended
                                                                      May 7, 1997         April 9, 1996
                                                                   -----------------    -----------------
Cash Flows from Operating Activities
    Net income...................................................  $          3,328     $          2,381
    Adjustments:
       Equity in net income of foreign affiliate.................               ---               (1,190)
       Depreciation and amortization.............................               404                  146
       Services paid for in stock................................               170                  225
       Net trade revenue earned over trade costs  ...............            (4,507)              (2,296)
    Changes in operating assets and liabilities:
       Accounts and notes receivable.............................              (478)                (405)
       Deferred taxes............................................               120                  137
       Prepaids and other assets.................................                97                  206
       Accounts payable and other current liabilities............               114                  (43)
       Portion of receivables due to brokers.....................               177                  124
       Income taxes payable......................................               270                 (132)
                                                                   -----------------    -----------------
         Net cash (used in) operating activities.................              (305)                (936)
                                                                   -----------------    -----------------
Cash Flows From Investing Activities
    Acquisition of 50% of Business Exchange International........              (294)              (2,175)
    Additions to equipment, systems, and other...................               (71)                (184)
                                                                   -----------------    -----------------
          Net cash (utilized in) investing activities............              (365)              (2,359)
                                                                   -----------------    -----------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock..........................               150                3,576
    Repayments of notes payable..................................              (170)                 (34)
                                                                   -----------------    -----------------
          Net cash provided by financing activities..............               (20)              (3,542)
                                                                   -----------------    -----------------

Net increase (decrease) in cash and equivalents..................              (690)                 247

Cash and cash equivalents at beginning of period.................             1,301                1,524
                                                                   -----------------    -----------------

Cash and cash equivalents at end of period.......................  $            611     $          1,771
                                                                   =================    =================
Supplemental Cash Flow Information
Cash paid for interest...........................................  $             19     $             16
Cash paid for income taxes.......................................               ---                  557


Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX Trade Dollars............................             4,324                4,233

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles", which consist of four weeks each. The Company reports quarterly results using three quarters, each consisting of three four-week accounting cycles, and one quarter consisting of four four-week accounting cycles. In prior years, the Company had reported the four cycle, or 16-week quarter as the fourth quarter of each fiscal year. Commencing with the first quarter of the fiscal year ending July 31, 1997, the Company reports the four cycle, or 16-week quarter as the first quarter of each fiscal year. This practice is being implemented to provide better management of Company operations and to more evenly space the periodic reporting of financial information to the public. Accordingly, the new dates for the fiscal ends of the Company's quarters for public reporting will be as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1996 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended April 9, 1996 and May 7, 1997 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and forty week periods ended May 7, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1996 Annual Report on Form 10-K/A should be read in conjunction with these consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company is engaged in domestic and international operations in both the retail trade exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Trade Exchange (the Exchange), which is an association of business owners and professionals who trade goods and services with other members of the Exchange through the medium of the ITEX Trade Dollar. The Company promotes the maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b) conserving members' cash by their ability to spend ITEX Trade Dollars for needed goods and services, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and (e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

The Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX Trade Dollars. An ITEX Trade Dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX Trade Dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. The Company does not redeem Trade Dollars for cash. ITEX Trade Dollars may be used only in the manner and for the purpose set forth in the ITEX Trading Rules of the ITEX Retail Trade Exchange that govern the Exchange. ITEX Trade Dollars are not legal tender, securities, or commodities.

Members of the Exchange pay cash and ITEX Trade Dollar fees and commissions to the Company. The Company typically receives a cash commission of 5% on the purchases and sales made by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it either sells for cash or ITEX Trade Dollars or holds in inventory for further trades in the corporate barter area or for selling to members of the Exchange.

The Company owns and operates retail trade offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. There are presently over 150 brokers worldwide. One of the Company's current objectives is aggressive international expansion of the ITEX trade network. The Company has license arrangements with international licensees in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with international licensees in Turkey, Norway, and Romania and has extended the license arrangements in South Africa and Australia. The Company bears no financial responsibility for the financing of an independent broker office.

Additionally, the Company acts as an intermediary for the exchange of goods and services between major companies, through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business as described below. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar, now used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. This is the first and primary profit center in each ITEX corporate barter transaction. Another profit center is a 12% transaction fee paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and ITEX USA.

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

As a result of this utilization of Trade Dollars, the Company has accumulated an investment portfolio of marketable equity securities totaling $4,152,000 at May 7, 1997, stated at the lower of cost or market. Also at May 7, 1997, the Company owned inventories of goods and services totaling $8,307,000, stated at the lower of cost or market, which was available for corporate trading or selling to members within the Exchange, which increases cash commissions earned by the Company, for exchange for equity securities of other companies, or for consumption by the Company in providing for its own operating needs.

NOTE 3 - TRADE DOLLARS EARNED AND TRADE DOLLARS EXPENDED

At May 7, 1997, the Company had earned 1,105,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. As of May 7, 1997, the Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months. The Company intends to use these Trade Dollars to purchase goods and services from other members of the Exchange for use by the Company in its operations or for the purchase of equity securities of other companies.

At the end of a period, the Company may have expended more Trade Dollars than earned. This situation is commonly referred to in the commercial barter industry as a "negative trade balance."

Trade Dollars expended in excess of earned by the Company is specifically provided for in the ITEX Trading Rules that govern the Exchange. Such provisions allow the Company to expend Trade Dollars in excess of earned within certain guideline amounts. This provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services for sale to Exchange members to offset any amounts of Trade Dollars expended in excess of earned. This could be accomplished by the sale for Trade Dollars of the inventories for which acquisition resulted in the Trade Dollars issued in excess of earned or other inventories, by otherwise earning Trade Dollars, or a combination of both.

NOTE 4 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:


                                                May 7, 1997       July 31, 1996
                                              --------------     --------------
                                              (in thousands)

        Prepaid media advertising duebills    $       6,490       $      3,530
        Hotel roomnights                              1,817              1,482
        Miscellaneous                                   ---                190
                                              --------------     --------------
                                              $       8,307      $       5,202
                                              ==============     ==============

NOTE 5 - AVAILABLE-FOR-SALE SECURITIES

In April 1997 the Company purchased 25,000 shares of Series B Preferred Stock of Chartwell International, Inc. with stated value of $250,000 for 250,000 ITEX Trade Dollars. Chartwell is a publicly-traded company with diversified interests including mining properties, real estate, and publishing. The preferred stock is convertible into common stock and, until conversion, bears an annual dividend rate of 0% for the first year, 2% for the second year, 3% for the third year, 4% for the fourth year, 5% for the fifth year, and 6% for the sixth year and thereafter. The stock is callable by Chartwell at the end of each calendar quarter at 110% of stated value in the first year, 120% in the second, third and fourth year, and at 110% of stated value thereafter. In the event that Chartwell calls, the Company would have 15 days to convert to common stock or to accept the call amount in cash. Should Chartwell issue a call for the preferred stock in the first four years and the Company elects to receive the cash redemption payment, the Company would receive a one-year warrant to purchase 100,000 shares of Chartwell's common stock at the average market price for 30 days prior to the call date.

NOTE 6 - INVESTMENT IN FOREIGN EQUITY AFFILIATE

The Company owns a 49% interest in Associated Reciprocal Traders, Inc. ("ART"), a foreign corporation based in Switzerland with international commercial barter operations. ART engages in commercial barter transactions as a buyer and seller of goods and services with companies and businesses that are based in countries outside the United States, as well as with U.S. companies. Through July 31, 1996, the Company accounted for its investment in and share of net income or loss of ART by the equity method. The Company's equity share of ART's net income
(loss), after amortization of the difference between investment cost and the Company's proportionate share of underlying assets, was ($90,000) for the fiscal year ended July 31, 1996, $958,000 for the fiscal year ended July 31, 1995, and $632,000 for the fiscal year ended July 31, 1994.

All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the Company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided for income taxes on its share of ART's undistributed earnings. As a result of the inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which was reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations for the fiscal quarter ended July 31, 1996.

The assets of ART as of May 7, 1997 consist primarily of available-for-sale securities, none of which are securities of ITEX Corporation. The majority owner of ART has agreed to complete the termination of the business relationship on a basis expected to result in the Company realizing an amount not less than the carrying value of the Company's investment. The Company is considering alternative ways of terminating this relationship, which may not require the repatriation of the foreign assets. Should it be necessary to repatriate the foreign assets, the Company expects to be able to meet any requirements to pay the deferred tax liability by selling a portion of the available-for-sale securities to be received. Commencing August 1, 1996, the Company has accounted for its investment in ART by the cost method. During the quarter ended May 7, 1997, the Company reclassified the deferred tax liability related to its undistributed earnings in ART to long-term deferred taxes based on the probability that the resolution of this situation will not require repatriation of the foreign assets.

NOTE 7 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of May 7, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of May 7, 1997.

NOTE 8 - CAPITAL STOCK

Private Placement. The terms of a private placement with Wycliff Fund, Inc. previously reported by the Company provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that would have been due for the calendar quarter ended September 30, 1996, and therefore the Company may cancel the remaining portion of the private placement.

Stock Option Plan. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 1,000,000 shares of common stock were reserved for issuance at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years. It is the intention of the company to file a Form S-8 registration statement with the

Securities and Exchange commission with respect to the shares of common stock underlying options to be issued pursuant to the plan.

NOTE 9 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX Trade Dollars and other noncash consideration) components of revenue for each of the fiscal quarters and year-to-date periods ended May 7, 1997 and April 9, 1996:


                                Twelve       Twelve Weeks     Forty Weeks      Thirty-six
                              Weeks Ended        Ended            Ended       Weeks Ended
                              May 7, 1997    April 9, 1996    May 7, 1997    April 9, 1996
                             -------------   -------------   -------------   -------------
                                                     (in thousands)
Corporate Trading Revenue
    Trade                    $      2,062    $        387    $      2,792    $      9,835
    Cash                              251             775           1,218           2,145
                             -------------   -------------   -------------   -------------
                                    2,313           1,162           4,010          11,980
                             -------------   -------------   -------------   -------------
Trade Exchange Revenue
    Trade                           1,750           2,614           5,867           4,488
    Cash                            2,416           2,661           7,912           5,961
                             -------------   -------------   -------------   -------------
                                    4,166           5,275          13,779          10,449
                             -------------   -------------   -------------   -------------
Total Revenue
    Trade                           3,812           3,001           8,659          14,323
    Cash                            2,667           3,436           9,130           8,106
                             -------------   -------------   -------------   -------------

                             $      6,479    $      6,437    $     17,789    $     22,429
                             =============   =============   =============   =============

NOTE 10 - FOREIGN LICENSE AGREEMENTS

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Trade Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which was effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.

During the quarter ended February 12, 1997, the Company entered into a new international license arrangement for operations in Norway and renewed previous arrangements in Australia and South Africa. Trade exchange revenue for the third quarter includes revenue from foreign license agreements totaling $398,000. During the quarter ended May 7, 1997, the Company entered into a license agreement with an international licensee in Romania, pursuant to which the Company recognized license revenue of $25,000. The Company has also started to realize transaction fee revenue based on activity of the foreign licensees. This foreign transaction fee revenue amounted to $26,000 in quarter ended May 7, 1997.

NOTE 11 - PROVISION (CREDIT) FOR INCOME TAXES

The credit for income taxes of $372,000 In the quarter ended May 7, 1997 was caused primarily by changes in estimates reducing the Company's liability for income taxes for prior periods by $1,008,000. The reduction in tax liability resulted primarily from finalization of tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due are being applied as a reduction of the Company's income tax liabilities for the fiscal year ending July 31, 1997. The change in estimate increased net income per share for the third quarter and first three quarters of fiscal 1997 by $.10 per share and $.11 per share, respectively.

NOTE 12 - INCOME PER SHARE

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

Under the 20% provision, all options and warrants are assumed to be exercised (4,305,000 shares at May 7, 1997) but an amount equal to only 20% of shares outstanding (1,385,000 shares at May 7, 1997) may be assumed to be repurchased, which results in incremental shares for the income per share computation of 2,920,000 shares, which when added to 6,926,000 shares outstanding at May 7, 1997, results in a total number of shares of 9,846,000 for the denominator in the income per share computation for the quarter ended May 7, 1997.

The numerator for the computation is equal to net income increased by a factor equivalent to interest income or a reduction in interest expense that would result from the use of funds that would be available from the conversion not used to repurchase stock because of the 20% limitation. For the quarter ended May 7, 1997, that would result in an increase to net income from interest income and reduction of interest expense, after tax effect, totaled $132,000. For the year to date income per share computation, the increase to net income from interest income and reduction of interest expense, after tax effect, would be $266,000. Because of these increases in net income that are required by the 20% provision, income per share cannot be directly computed using net income as reported in the statement of operations.

The effect of the calculation of income per share using the 20% provision is to significantly increase the denominator of the computation and to make a small increase to the numerator because the earning of only an interest factor is presumed on available excess funds. This results in a decrease in income per share in comparison to income per share computed using the normal "treasury stock method".

NOTE 13 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
                 INTERNATIONAL CORPORATION AND RELATED LITIGATION

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

On February 12, 1996, a complaint was filed on behalf of the Company and its wholly owned subsidiary, SLI, Inc., against Saul Yarmak, Stephen Friedland, Business Exchange International Corp., BX International, Inc., Joel Sens, and David Lawson. The complaint, filed in the Circuit Court of the State of Oregon for Multnomah County, Case No. 9602-01076, asserted claims for breach of contract, specific performance, declaratory judgment, fraud, defamation, unlawful trade practices, and interference with economic relationships. It sought to recover damages for allegedly disparaging remarks made by certain of the defendants against ITEX and for a court ruling that SLI acquired a 50% interest in the BXI trade exchange owned by one or more of the defendants.

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI. On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. On April 21, a formal judgment was entered in favor of SLI. The critical portion of the judgment declares that BEI is the owner of the BXI Trade Exchange. The judgment also awards certain supplemental relief to effectuate this declaration, including requiring the defendants (1) to transfer all assets of the Exchange to BEI; (2) to provide the court and SLI with certificates of title to reflect the fact that BEI owns all assets of the Exchange; and (3) to preserve the status quo by operating the BXI Trade Exchange in the usual and ordinary course of business in conformity with all applicable laws and regulations. On May 2, 1997, the defendants filed notices of appeal from the judgment entered against them.

A hearing to require a bond of between $2.5 million and $3.5 million or to appoint a receiver was heard on June 3. The judge took the matter under advisement along with SLI's request for an award of over $200,000 in attorney's fees and costs based upon SLI's prevailing on its motion for summary judgment. A ruling is expected soon.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At May 7, 1997, the Company's working capital ratio was 2.0 to 1, based on current assets of $3,538,000 and current liabilities of $1,808,000. The Company's working capital ratio at July 31, 1996, was 1.1 to 1, based on current assets of $2,827,000 and current liabilities of $2,566,000. The improvement in working capital resulted primarily from the following factors:

         (a) An increase in the Company's net ITEX retail trade credits earned, which increased the Company's account in the ITEX Retail Trade Exchange to 1,105,000 Trade Dollars. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months. The Company intends to use these Trade Dollars to purchase goods and services from members of the Exchange for use by the Company in its operations or for the purchase of equity securities of other companies.

         (b) In the quarter ended May 7, 1997, the Company recognized changes in estimates reducing the Company's liability for income taxes for prior periods by $1,008,000. The reduction in tax liability resulted primarily from finalization of tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due are being applied as a reduction of the Company's income tax liabilities for the fiscal year ending July 31, 1997.

         (c) During the quarter ended May 7, 1997, the Company reclassified the deferred tax liability of $1,247,000 related to its undistributed earnings in ART to long-term deferred taxes based on the probability that the resolution of this situation will not require repatriation of the foreign assets. The foreign assets, which consist primarily of available-for-sale securities, are included in the long-term asset Investment in Foreign Equity Affiliate of $3,197,000. If it becomes necessary to distribute the foreign assets, they would be reclassified as a current asset and related deferred taxes would be classified as a current liability. If such should occur, the Company expects to be able to meet any requirements to pay a current deferred tax liability by selling a portion of the available-for-sale securities that are received.

Total stockholders' equity increased to $24,139,000 at May 7, 1997, from $20,383,000 at July 31, 1996. The primary increase in stockholders' equity was from the Company's continued profitable operations.

The Statement of Cash Flows indicates negative cash flow from operations of $305,000 for the forty week period ended May 7, 1997, which is a significant improvement from negative cash flow from operations of $936,000 for the thirty-six week period ended April 9, 1996. The Company believes that cash fees, cash commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term equity building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several development projects and developing areas of its business. At the Company's discretion, it could conserve cash by suspending or terminating these activities. However, there can be no assurance that adequate funds from operations or any other sources will continue to be available on terms acceptable to the Company.

Development Activities

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Trade Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which is effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations, has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into the nearby states of Kazakhstan, Turkistan, and Azerbijan.

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

The Company has also made BarterWire available to clients through the Internet, complete with its own in-house gateway and web server. This enables Exchange members to enjoy the advantages of the latest version of BarterWire together with savings on long distance charges and a larger electronic marketplace. The Company has the same internet connection capability as that of many typical internet service providers.

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

The  Company  believes  that  new  technologies  and  the  emerging   electronic
marketplace have the potential to profoundly affect the way business is conducted. As this new marketplace emerges, the Company is positioning itself to take full advantage of this trend. The Company is uniquely positioned as the industry leader in this field. As the transition to electronic business takes place, ITEX intends to play a major role.

During the fiscal quarter ended May 7, 1997, the Company spent a total of $11,000 on research and development for its communication and information systems, all of which was capitalized. During the forty-week period ended May 7, 1997, the Company spent a total of $34,000 all of which was capitalized.

RESULTS OF OPERATIONS


Comparison  of  Twelve-Week  Period  Ended May 7, 1997 (Third  Quarter of Fiscal
--------------------------------------------------------------------------------
1997) and Twelve-Week Period Ended April 9, 1996 (Third Quarter of Fiscal 1996)
-------------------------------------------------------------------------------

Overall Operating Results

Total revenue increased to $6,479,000 in the third quarter of fiscal 1997 from $6,437,000 in the third quarter of fiscal 1996. Income from operations increased to $1,641,000 in the third quarter of fiscal 1997 from $791,000 in the third quarter of fiscal 1996. Net income increased to $2,017,000, or $0.22 per share, in the third quarter of fiscal 1997, from $746,000, or $0.09 per share in the third quarter of fiscal 1996.

Net income for the current quarter was increased by $1,008,000, or $.10 per share, by changes in estimates reducing the Company's liability for income taxes for prior periods by $1,008,000. The reduction in tax liability resulted primarily from finalization of tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise.

Revenue

Total Revenue. Total revenue increased to $6,479,000 in the third quarter of fiscal 1997 from $6,437,000 in the third quarter of fiscal 1996. Following is a summary of the components of revenue for the third quarters of fiscal 1997 and 1996:

                                          Twelve                Twelve
                                        Weeks Ended          Weeks Ended
                                        May 7, 1997          April 9,1996
                                       -------------        -------------
                                                 (in thousands)

     Corporate Trading Revenue
         Trade                         $      2,062         $        387
         Cash                                   251                  775
                                       -------------        -------------
                                              2,313                1,162
                                       -------------        -------------
     Trade Exchange Revenue
         Trade                                1,750                2,614
         Cash                                 2,416                2,661
                                       -------------        -------------
                                              4,166                5,275
                                       -------------        -------------
     Total Revenue
         Trade                                3,812                3,001
         Cash                                 2,667                3,436
                                       -------------        -------------
                                       $      6,479         $      6,437
                                       =============        =============

Trade Exchange Revenue. In the third quarter of fiscal 1997, the Company's revenue from its core retail trade exchange business decreased to $4,166,000 from $5,275,000 in the third quarter of fiscal 1996. Trade exchange revenue for the third quarter of 1996 included an unusually high amount of new member enrollment fee revenue. Because most of this portion of trade exchange revenue is paid out as commissions to brokers, the profitability of trade exchange operations did not decrease in proportion to the decrease in revenue. The Company has continued its expansion by entering into foreign license agreements. In the third quarter of fiscal 1997, the Company reported revenue from foreign licensees totaling $25,000. The Company has also started to realize transaction fee revenue based on activity of the foreign licensees. This foreign transaction fee revenue amounted to $26,000 in quarter ended May 7, 1997.

The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Corporate Trading Revenue. During the third quarter of fiscal 1997, the Company's refocusing of more resources on corporate trading activities resulted in an increase in corporate trading revenue to $2,313,000, representing a significant increase over corporate trading revenue in the first and second quarters of fiscal 1997 of $1,155,000 and $542,000, respectively. Corporate trading revenue was $1,162,000 in the third quarter of fiscal 1996. Management is continuing to focus on increasing corporate trading activities through its Central Trade Department and through its corporate trading affiliate, ITEX USA, Inc. Continued increases in corporate trading revenue are expected in future quarters.

Costs and Expenses

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $1,927,000 in the third quarter of fiscal 1997 from $2,791,000 in the third quarter of fiscal 1996. The decrease was attributable to the reduction in trade exchange revenue because of the unusually high amount of enrollment fee revenue in the third quarter of fiscal 1996. Because most of this portion of trade exchange revenue is paid out as commissions to brokers, the profitability of trade exchange operations did not decrease in proportion to the decrease in revenue. The gross margin from trade exchange operations was $2,239,000 in the third quarter of fiscal 1997 as compared to $2,484,000 in the third quarter of fiscal 1996. Costs of trade exchange revenue were 46% of trade exchange revenue in the third quarter of fiscal 1997 and 53% in the third quarter of fiscal 1996.

Costs of Corporate Trading. Costs of corporate trading were at approximately the same level at $950,000 in the third quarter of fiscal 1997 and $841,000 in the third quarter of fiscal 1996, despite the significant increase in corporate trading revenue to $2,313,000 in the third quarter of fiscal 1997 from $1,162,000. Costs of corporate trading revenue, which consists of brokers' fees and commissions, were 41% in the third quarter of fiscal 1997 and 72% in the third quarter of fiscal 1996. The cost percentage incurred during the third quarter of 1997 was unusually low because the Company was able to complete several corporate trades in which it incurred little or no cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were at approximately the same level at $1,961,000 in the third quarter of fiscal 1997 and $2,014,000 in the third quarter of fiscal 1996.

Total advertising and promotion was $467,000 in the third quarter of fiscal 1997 as compared to $656,000 in the third quarter of fiscal 1996. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the third quarter of fiscal 1997, the Company paid $444,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 95% of total advertising costs for the period.

Comparison  of  Forty-Week  Period Ended May 7, 1997 (First 3 Quarters of Fiscal
--------------------------------------------------------------------------------
1997) and Thirty-Six-Week Period Ended April 9, 1996 (First 3 Quarters of Fiscal
--------------------------------------------------------------------------------
1996)
-----

Overall Operating Results

Total revenue decreased to $17,789,000 in the first three quarters of fiscal 1997 from $22,429,000 in the first three quarters of fiscal 1996. Income from operations increased to $3,785,000 in the first three quarters of fiscal 1997 from $1,787,000 in the first three quarters of fiscal 1996. Net income increased to $3,328,000, or $0.40 per share, in the first three quarters of fiscal 1997, from $2,381,000, or $0.32 per share, in the first three quarters of fiscal 1996.

Net income for the first three quarters of fiscal 1997 was increased by $1,008,000, or $.11 per share, by changes in estimates reducing the Company's liability for income taxes for prior periods by $1,008,000. The reduction in tax liability resulted primarily from finalization of tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise.

Revenue

Total Revenue. Total revenue decreased to $17,789,000 in the first three quarters of fiscal 1997 from $22,429,000 in the first three quarters of fiscal 1996. Following is a summary of the components of revenue for the first three quarters of fiscal 1997 and 1996:


                                          Forty           Thirty-six
                                       Weeks Ended       Weeks Ended
                                       May 7, 1997       April 9,1996
                                      -------------     -------------
                                              (in thousands)
     Corporate Trading Revenue
         Trade                        $      2,792      $      9,835
         Cash                                1,218             2,145
                                      -------------     -------------
                                             4,010            11,980
                                      -------------     -------------
     Trade Exchange Revenue
         Trade                               5,867             4,488
         Cash                                7,912             5,961
                                      -------------     -------------
                                            13,779            10,449
                                      -------------     -------------
     Total Revenue
         Trade                               8,659            14,323
         Cash                                9,130             8,106
                                      -------------     -------------
                                      $     17,789      $     22,429
                                      =============     =============

Trade Exchange Revenue. In the first three quarters of fiscal 1997, the Company's revenue from its core retail trade exchange business increased to $13,779,000 from $10,449,000 in the first three quarters of fiscal 1996. The increase in trade exchange revenue was attributable to an array of factors. The Company has continued its expansion internally, by acquisition, and entering into foreign license agreements. In the first three quarters of fiscal 1997, the Company reported revenue from foreign licensees totaling $423,000. The Company has also started to realize transaction fee revenue based on activity of the foreign licensees. This foreign transaction fee revenue amounted to $26,000 in quarter ended May 7, 1997.

The Company has continued its commitment to improved broker training programs, which is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Corporate Trading Revenue. The decrease in corporate trading revenue to $4,010,000 in the first three quarters of fiscal 1997 as compared to $11,980,000 in the first three quarters of fiscal 1996 was attributable to the Company devoting less of its resources to corporate trading activities during first two quarters of fiscal 1997. Significant management and staff time was spent on litigation and other regulatory matters, on further development of the retail trade exchange, and on international expansion.

During the third quarter of fiscal 1997, the Company's refocusing of more resources on corporate trading activities resulted in an increase in corporate trading revenue to $2,313,000, representing a significant increase over corporate trading revenue in the first and second quarters of fiscal 1997 of $1,155,000 and $542,000, respectively. Corporate trading revenue was $1,162,000 in the third quarter of fiscal 1996. Management is continuing to focus on increasing corporate trading activities through its Central Trade Department and through its corporate trading affiliate, ITEX USA, Inc. Continued increases in corporate trading revenue are expected in future quarters.

Costs and Expenses

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $5,657,000 in the first three quarters of fiscal 1997 from $5,067,000 in the first three quarters of fiscal 1996. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 41% of trade exchange revenue in the first three quarters of fiscal 1997 and 48% in the first three quarters of fiscal 1996. The decrease in the cost percentage is partially attributable to revenue from foreign licenses, on which the Company does not pay brokers' fees and commissions.

Costs of Corporate Trading. Costs of corporate trading decreased to $2,533,000 in the first three quarters of fiscal 1997 from $9,819,000 in the first three quarters of fiscal 1996 because of the lower revenue level. Costs of corporate trading revenue were 63% in the first three quarters of fiscal 1997 and 82% in the first three quarters of fiscal 1996. The cost percentage incurred during the first three quarters of 1997 was unusually low because the Company was able to complete several corporate trades in which it incurred little or no cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were at approximately the same level at $5,814,000 in the third quarter of fiscal 1997 and $5,756,000 in the third quarter of fiscal 1996.

Total advertising and promotion was $1,516,000 in the first three quarters of fiscal 1997 as compared to $1,945,000 in the first three quarters of fiscal 1996. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the first three quarters of fiscal 1997, the Company paid $1,454,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 96% of total advertising costs for the period.

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

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation of the barter business, (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions, and (v) unfavorable outcomes to litigation presently involving the Company or to which the Company may become a party in the future. See Part II, Item 4, Litigation.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 12, 1996, a complaint was filed on behalf of the Company and its wholly owned subsidiary, SLI, Inc., against Saul Yarmak, Stephen Friedland, Business Exchange International Corp., BX International, Inc., Joel Sens, and David Lawson. The complaint, filed in the Circuit Court of the State of Oregon for Multnomah County, Case No. 9602-01076, asserted claims for breach of contract, specific performance, declaratory judgment, fraud, defamation, unlawful trade practices, and interference with economic relationships. It sought to recover damages for allegedly disparaging remarks made by certain of the defendants against ITEX and for a court ruling that SLI acquired a 50% interest in the BXI trade exchange owned by one or more of the defendants.

On April 30, 1996, defendants Yarmak, Friedland, Business Exchange International Corp., and BX International, Inc., filed an answer denying the material allegations.

On October 11, 1996, ITEX Corporation moved for dismissal of its claims (business defamation, unlawful trade practices and interference with economic relationships), without prejudice, against defendants. On that same date the motion was granted and permission granted to file an Amended Complaint. That complaint is styled SLI, Inc. v. Saul Yarmak, Stephen Friedland, Business Exchange International Corp. and BX International, Inc. The Amended Complaint restates the claims against defendants for breach of contract, specific performance, declaratory judgment and fraud. By dismissing ITEX Corporation's claims without prejudice, ITEX may, if it chooses, reinstitute its claims for business defamation, unlawful trade practices and interference with economic relationships. Proceeding under the Amended Complaint permitted an expedited determination of the core contract issues raised, that is, whether BXI breached its contract with SLI by asserting that the BXI Trade Exchange is not an asset of BXI. The defendants have asserted counterclaims for attorney's fees and fraud against SLI in defendants' amended answer and counterclaims.

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

On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. A formal order was submitted to the court for the actual entry of judgment. Because the initial ruling by the court was oral, a hearing on the form of the judgment was set for April 4, 1997.

On April 8, 1997, the court rejected objections filed by the defendants to the proposed judgment and on April 21, a formal judgment was entered in favor of SLI. The critical portion of the judgment declares that BEI is the owner of the BXI Trade Exchange. The judgment also awards certain supplemental relief to effectuate this declaration, including requiring the defendants (1) to transfer all assets of the Exchange to BEI; (2) to provide the court and SLI with certificates of title to reflect the fact that BEI owns all assets of the Exchange; and (3) to preserve the status quo by operating the BXI Trade Exchange in the usual and ordinary course of business in conformity with all applicable laws and regulations.

On May 2, 1997, the defendants filed notices of appeal from the judgment entered against them. Defendants concurrently filed a "Deposit of Instruments"
consisting of a "Bill of Sale" and a "Certificate of Ownership". The "Bill of Sale" purports to convey all of the assets of the BXI Trade Exchange to BEI upon payment of $1,782,750.65 and if the judgment is affirmed on appeal. The "Certificate" states that BEI will own the assets of the BXI Trade Exchange if the judgment is affirmed on appeal.

These documents in no way comply with the requirements of the judgment. The $1.78 million "purchase price" for the Exchange is totally fictitious and no reference to this sum is found either in the Stock Purchase Agreement or the court's judgment. SLI immediately filed an objection to the sufficiency of the documents and asked that the defendants be required to file a bond in a sufficient sum to assure SLI that the judgment will be complied with when it is upheld on appeal. As an alternative to the bond, SLI indicated its willingness to accept the appointment of a receiver to operate the BXI Trade Exchange until the appeal can be completed.

A hearing to require a bond of between $2.5 million and $3.5 million or to appoint a receiver was heard on June 3. The judge took the matter under advisement along with SLI's request for an award of over $200,000 in attorney's fees and costs based upon SLI's prevailing on its motion for summary judgment. A ruling is expected soon.

The primary focus of ITEX is to continue to grow its core business on the retail, corporate and international levels. The financial outcome of the ruling in favor of SLI is presently unclear. If it results in SLI being the 50% owner of a company which owns the BXI trade exchange, SLI will be expected to share in the successes and growth of that exchange. However, the litigation has resulted in some uncertainty about the financial conditions of the BXI trade exchange due to the inability of SLI to obtain operating data concerning the exchange. Further litigation may be necessary for SLI to fully enjoy the benefits of its acquisition. However, the Company considers the court's ruling to be a complete vindication of the position that ITEX Corporation has consistently taken in the face of allegations that BXI was not the owner of the BXI trade exchange assets.

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

The Company considers each counterclaim to be totally without merit and expects each counterclaim to be dismissed. Both the Company's claims and the defense of the counterclaims is being vigorously prosecuted by the Company. A trial date is tentatively set for July 17, 1997. As with all litigation, the potential outcome of this lawsuit is uncertain. However, the Company believes that its claims against the defendants are meritorious and that the defendants' counterclaims are wholly without merit. In any event, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

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

On November 21, 1996, the Company was served with a complaint filed in the Circuit Court for Washington County, Oregon, by William Bradford Financial Services, Inc. against the Company; Michael Baer; Graham Norris; Oxford Transfer, Inc.; David Christensen, C.P.A.; Andersen, Andersen & Strong, L.C., Donovan Snyder, and John Does I-III. William Bradford Services is controlled by Leslie French, plaintiff in the litigation described above. The complaint alleges breach of fiduciary duty, breach of contract, interference with contract, and fraud and seeks compensatory and punitive damages. The Company considers each of the claims in the complaint to be totally without merit and will vigorously defend against each and every allegation of the complaint. The matter has been referred to court-annexed arbitration. As with all litigation, the potential outcome of this lawsuit is uncertain. In any event, however, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.

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

On May 6, 1997, SL filed a legal action in Nevada against BEI seeking to preserve its rights as a 50% shareholder of BEI both under Nevada state law (SLI and BEI are Nevada corporations) and pursuant to the Stock Purchase Agreement by which SLI acquired its interest in BEI. Those rights include the right to conduct an audit of the BEI financial records (including an audit of the operations of the BXI Trade Exchange) and the right to representation on the BEI board of directors.

A hearing on SLI's motion for a mandatory injunction requiring BEI to permit an audit of its books and records, including the books of the BXI Trade Exchange and for appointment of a receiver was heard on June 11, 1997. The Nevada court has initially declined to rule on the requests on the basis that similar relief was requested in the Oregon action. SLI's attorneys are preparing a further filing aimed at showing the Nevada court that the lawsuit filed there is completely separate and distinct from the Oregon action in that it is based on Nevada law and on SLI's status as a shareholder of a Nevada corporation (BEI).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the security holders of the Company was held on April 24, 1997 in Portland, Oregon. Shareholders were presented with the following proposals:

     1. To elect directors to serve for a term of one year or until their successors are elected and qualified. The Board of Directors nominated Graham Norris, Mary Scherr, Dr. Evan Ames, Dr. Sherry Meinberg, Robert Nelson, Dr. Charles Padbury and Joseph Morris to serve as Directors.

     2. To ratify the appointment of Andersen, Andersen & Strong, L.C. as independent auditors of the Company for the 1996-1997 fiscal year.

     3. To approve a new Incentive Stock Option Plan for employees, officers, directors and consultants of the Company.

The number of common shares issued, outstanding and entitled to vote at such Annual Meeting was 6,875,246. There were present at the meeting common shareholders holding a total of 4,728,947 of the Company's common stock. Thus a quorum was present and the business of the Meeting properly proceeded.

(1) The votes cast in person or by proxy on the resolution to elect a Board of Directors was:

                                                                                   Abstain/
            Nominee                       For              Against                 Withhold
--------------------------------     ---------------     ----------------      ------------------
Dr. Evan B. Ames                     4,668,772                    36,115                  23,660

Dr. Sherry L. Meinberg               4,684,437                    23,300                  21,210

Joseph Morris                        4,677,822                    27,465                  23,660

Robert Nelson                        4,679,022                    26,656                  23,360

Graham H. Norris, Sr.                4,677,462                    29,900                  21,585

Dr. Charles Padbury                  4,683,387                    22,050                  23,510

Mary Scherr                          4,677,537                    29,000                  22,410

(2) The votes cast in person and by proxy on the resolution to ratify and approve the selection of Andersen, Andersen & Strong L.C. to serve as auditor of the accounts of the Company for the 1996-97 fiscal year were 4,698,282 For the resolution; 20,160 Against the resolution; and 12,305 abstained or withheld votes on the resolution.

(3) The votes cast in person and by proxy on the resolution to approve an Incentive Stock Option Plan adopted by the Board of Directors on December 27, 1996 were 1,923,291 For the resolution; 454,266 Against the resolution; and 73,755 common shares abstained or withheld votes on the resolution.

No further business came before the annual meeting.


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

                                     ITEX CORPORATION


June 23, 1997                        /s/  Graham H. Norris
----------------                     -------------------------------------------
Date                                 Graham H. Norris, Chairman of the Board of
                                     Directors, President and Chief Executive
                                     Officer (principal executive officer and
                                     director)

June 23, 1997                        /s/  Joseph M. Morris
----------------                     -------------------------------------------
Date                                 Joseph M. Morris, Vice President and Chief
                                     Financial Officer
                                     (principal accounting officer and director)

                                  EXHIBIT INDEX



       EXHIBIT                                      DESCRIPTION
----------------------             ---------------------------------------------

          27                        Financial Data Schedule for the Forty Weeks
                                    Ended May 7, 1997