Form 10-Q/A
period 1997-05-07
ITEX CORPORATION
filed 1997-10-28
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q/A

           (Amendment No. 1 to Form 10-Q as Amended October 27, 1997)


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                   May 7, 1997

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


             Nevada                                          93-0922994
-------------------------------                    -----------------------------
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

                                      INDEX


                                                                       Page
                                                                   ------------

PART I.           FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT MAY 7, 1997 AND
        APRIL 9, 1996                                                   3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE
        AND FORTY WEEK PERIODS ENDED MAY 7, 1997 AND FOR THE
        TWELVE AND THIRTY-SIX WEEK PERIODS ENDED APRIL 9, 1996          4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FORTY
        WEEK PERIOD ENDED MAY 7, 1997 AND FOR THE
        THIRTY-SIX WEEK PERIOD ENDED APRIL 9, 1996                      5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14


 PART II.    OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                          22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                    26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                             May 7, 1997            July 31,1996
                                                         ------------------       ------------------
                                   ASSETS                   (Restated)
Current Assets
     Cash ...............................................$           611          $        1,301
     Trade Dollars earned in excess of expended..........          1,105                   ---
     Accounts receivable, net of allowance for doubtful
         accounts of $140 and $96........................          1,347                     847
     Notes receivable....................................            272                     360
     Prepaids and other current assets...................            203                     319
                                                         ------------------       ------------------
         Total current assets............................          3,538                   2,827

Inventory for Principal Party Trading....................          8,307                   5,202

Available for Sale Equity Securities.....................          4,152                   3,877

Investment in Foreign Equity Affiliate...................          3,197                   3,197

Investment in Business Exchange International Corp.......          2,752                   2,418

Investment in Fine Art ..................................          2,645                   2,642

Goodwill and Purchased Member Lists, net.................          1,130                   1,299

Notes Receivable, Long-Term Portion......................            997                     997

Other Assets.............................................          1,034                     947
                                                         ------------------       ------------------

                                                         $        27,752          $       23,406
                                                         ==================       ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable....................................$           387          $          183
     Portion of receivables due to brokers ..............            685                     508
     Trade Dollars expended in excess of earned..........           ---                       41
     Income taxes payable................................            363                      94
     Deferred tax liability..............................           ---                    1,253
     Current portion of long-term indebtedness...........             25                     138
     Other current liabilities...........................            348                     349
                                                         ------------------       ------------------
         Total current liabilities.......................          1,808                   2,566
                                                         ------------------       ------------------
Deferred Income Taxes....................................            425                     265
                                                         ------------------       ------------------
Long-term Indebtedness...................................            167                     192
                                                         ------------------       ------------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 6,926,000 and 6,804,000 shares
        issued and outstanding...........................             69                     68
     Paid-in capital.....................................         17,801                 16,386
     Net unrealized gain on marketable securities........            133                    132
     Treasury stock, at cost (3,900 and 10,000 shares)...            (14)                   (29)
     Retained earnings...................................          7,916                  4,466
     Prepaid Printing....................................           (553)                  (640)
                                                         ------------------       ------------------
         Total stockholders' equity......................         25,352                 20,383
                                                         ------------------       ------------------
                                                         $        27,752          $      23,406
                                                         ==================       ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                   Twelve               Twelve          Forty Weeks          Thirty-six
                                                 Weeks Ended          Weeks Ended          Ended             Weeks Ended
                                                 May 7, 1997         April 9, 1996       May 7, 1997        April 9, 1996
                                             ------------------   -----------------   -----------------   -----------------
                                                  (Restated)                              (Restated)
Revenue
    Corporate trading revenue...............  $         2,313     $         1,162     $         4,010     $         11,980
    Trade exchange revenue..................            4,166               5,275              13,779               10,449
                                             ------------------   -----------------   -----------------   -----------------
                                                        6,479               6,437              17,789               22,429
                                             ------------------   -----------------   -----------------   -----------------
Costs and Expenses
    Costs of corporate trading..............              950                 841               2,533                9,819
    Costs of trade exchange revenue.........            1,927               2,791               5,657                5,067
    Selling, general, and administrative....            1,961               2,014               5,814                5,756
                                             ------------------   -----------------   -----------------      --------------
                                                        4,838               5,646              14,004               20,642
                                             ------------------   -----------------   -----------------   -----------------

Income from Operations......................            1,641                 791               3,785                1,787

Other Income
  Interest income, net......................                4                  18                  20                   59
  Miscellaneous income, net...............                ---                  90                 ---                   98
                                             ------------------   -----------------   -----------------   -----------------
                                                            4                 108                  20                  157
                                             ------------------   -----------------   -----------------   -----------------
Income Before Taxes and Equity in Net
  Income of Foreign Affiliate...............            1,645                 899               3,805                1,944

Provision (Credit) for Income Taxes.........              753                 387               1,602                  753
                                             ------------------   -----------------   -----------------   -----------------

Income Before Equity in Net  Income
  of Foreign Affiliate......................              892                 512               2,203                1,191

Equity in Net Income of Foreign
  Affiliate.................................            1,247                 234               1,247                1,190
                                             ------------------   -----------------   -----------------   -----------------

Net Income..................................  $         2,139     $           746     $         3,450     $          2,381
                                             ==================   =================   =================   =================

Average Common and Equivalent Shares:
   Primary..................................            9,846               8,048               9,028                7,534
                                             ==================   =================   =================   =================
   Fully diluted............................                                                                         7,896
                                                                                                          =================

Net Income Per Common Share:
   Primary.................................. $         0.23      $         0.09       $        0.41       $         0.32
                                             =================   ==================   =================   =================
   Fully diluted............................                                                              $         0.30
                                                                                                          =================

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Thirty-six Weeks
                                                            Forty Weeks Ended         Ended
                                                               May 7, 1997         April 9, 1996
                                                            -----------------    -----------------
                                                                (Restated)
Cash Flows from Operating Activities
    Net income..............................................$        3,450       $        2,381
    Adjustments:
       Equity in net income of foreign affiliate............         ---                 (1,190)
       Depreciation and amortization........................           404                  146
       Services paid for in stock...........................           170                  225
       Net trade revenue earned over trade costs  ..........        (4,507)              (2,296)
    Changes in operating assets and liabilities:
       Accounts and notes receivable........................          (478)                (405)
       Deferred taxes.......................................            (2)                 137
       Prepaids and other assets............................            97                  206
       Accounts payable and other current liabilities.......           114                  (43)
       Portion of receivables due to brokers................           177                  124
       Income taxes payable.................................           270                 (132)
                                                            -----------------    -----------------
         Net cash (used in) operating activities............          (305)                (936)
                                                            -----------------    -----------------

Cash Flows From Investing Activities
    Acquisition of 50% of Business Exchange International...          (294)              (2,175)
    Additions to equipment, systems, and other..............           (71)                (184)
                                                            -----------------    -----------------
          Net cash (utilized in) investing activities.......          (365)              (2,359)
                                                            -----------------    -----------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock.....................           150                3,576
    Repayments of notes payable.............................          (170)                 (34)
                                                            -----------------    -----------------
          Net cash provided by financing activities.........           (20)              (3,542)
                                                            -----------------    -----------------

Net increase (decrease) in cash and equivalents.............          (690)                 247
Cash and cash equivalents at beginning of period............         1,301                1,524
                                                            -----------------    -----------------

Cash and cash equivalents at end of period..................$          611       $        1,771
                                                            =================    =================
Supplemental Cash Flow Information
Cash paid for interest......................................$           19       $           16
Cash paid for income taxes..................................          ---                   557

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX Trade Dollars.......................         4,324                4,233

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION AND RESTATEMENT

Unaudited Interim Information. ITEX Corporation (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles", which consist of four weeks each. The Company reports quarterly results using three quarters, each consisting of three four-week accounting cycles, and one quarter consisting of four four-week accounting cycles. In prior years, the Company had reported the four cycle, or 16-week quarter as the fourth quarter of each fiscal year. Commencing with the first quarter of the fiscal year ending July 31, 1997, the Company reports the four cycle, or 16-week quarter as the first quarter of each fiscal year. This practice is being implemented to provide better management of Company operations and to more evenly space the periodic reporting of financial information to the public. Accordingly, the new dates for the fiscal ends of the Company's quarters for public reporting will be as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31.

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

Restatement. During fiscal 1997, the Company explored alternative ways of terminating the relationship with the other stockholder of ART and during the quarter ended May 7, 1997, it was determined that this could be accomplished by the Company purchasing the other stockholder's interest, in which case the Company would not repatriate the foreign assets of ART. In the restated consolidated financial statements for the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1996. This had previously been accounted for by reclassifying the deferred tax amount to long-term liabilities.

Also, during the quarter ended May 7, 1997, the Company finalized additional tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due as a result total $1,092,000 and are being applied with the Internal Revenue Service and the State of Oregon as reductions of the Company's income tax liabilities for the fiscal year ending July 31, 1997. The reduction in taxes payable has been recorded as an increase to Paid-in capital. The tax benefit was previously reported as a reduction of the provision for income taxes.

Following is data for net income and net income per share prior to and after the restatement:

                                                Previously
                                                 Reported           Restated
                                              --------------     --------------
                                                  (in thousands, except per
                                                      share amounts)

        Quarter ended May 7, 1997:

           Net income                         $      2,017              2,139

           Net income per share                       0.22               0.23


        Year-to-Date Three Quarters ended
           May 7, 1997:

           Net income                                3,328             3,450

           Net income per share                       0.40              0.41




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

NOTE 4 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:


                                             May 7, 1997        July 31, 1996
                                           ---------------     ---------------
                                                     (in thousands)

   Prepaid media advertising duebills      $        6,490      $       3,530
   Hotel roomnights                                 1,817              1,482
   Miscellaneous                                     ---                 190
                                           ---------------     ---------------
                                           $        8,307      $        5,202
                                          ===============     ===============

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

During fiscal 1997, the Company explored alternative ways of terminating the relationship with the other stockholder of ART and during the quarter ended May 7, 1997, it was determined that this could be accomplished by the Company purchasing the other stockholder's interest, in which case the Company would not repatriate the foreign assets of ART. In the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1996 as described above. On July 30, 1997, the Company completed the purchase of the remaining 51% interest. The change in estimate increased net income per share for the third quarter and first three quarters of fiscal 1997 by $.13 per share and $.14 per share, respectively.

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

Tax Benefit From Stock Options. During the quarter ended May 7, 1997, the Company finalized additional tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due as a result total $1,092,000 and are being applied with the Internal Revenue Service and the State of Oregon as reductions of the Company's income tax liabilities for the fiscal year ending July 31, 1997. The reduction in taxes payable has been recorded as an increase to Paid-in capital.

NOTE 9 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX Trade Dollars and other noncash consideration) components of revenue for each of the fiscal quarters and year-to-date periods ended May 7, 1997 and April 9, 1996:

                               Twelve         Twelve Weeks      Forty Weeks         Thirty-six
                             Weeks Ended         Ended             Ended           Weeks Ended
                             May 7, 1997      April 9, 1996      May 7, 1997      April 9, 1996
                           ---------------   ---------------   ---------------   ---------------
                                                       (in thousands)
Corporate Trading Revenue
    Trade                   $     2,062      $        387      $      2,792      $      9,835
    Cash                            251               775             1,218             2,145
                           ---------------   ---------------   ---------------   ---------------
                                  2,313             1,162             4,010            11,980
                           ---------------   ---------------   ---------------   ---------------
Trade Exchange Revenue
    Trade                         1,750             2,614             5,867             4,488
    Cash                          2,416             2,661             7,912             5,961
                           ---------------   ---------------   ---------------   ---------------
                                  4,166             5,275            13,779            10,449
                           ---------------   ---------------   ---------------   ---------------
Total Revenue
    Trade                         3,812             3,001              8,659           14,323
    Cash                          2,667             3,436              9,130            8,106
                           ---------------   ---------------   ---------------   ---------------
                           $      6,479      $      6,437      $      17,789     $     22,429
                           ===============   ===============   ===============   ===============

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

NOTE 12 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
                 INTERNATIONAL CORPORATION AND RELATED LITIGATION

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

         (b) During the quarter ended May 7, 1997, the Company finalized additional tax deductions available for filing of the Company's income tax returns for the fiscal year ended July 31, 1996, consisting mainly of tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due as a result total $1,092,000 and are being applied with the Internal Revenue Service and the State of Oregon as reductions of the Company's income tax liabilities for the fiscal year ending July 31, 1997. The reduction in taxes payable has been recorded as an increase to Paid-in capital.


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

RESULTS OF OPERATIONS

Comparison of Twelve-Week  Period Ended May 7, 1997 (Third Quarter of
---------------------------------------------------------------------
Fiscal 1997) and  Twelve-Week  Period Ended April 9, 1996 (Third Quarter of
---------------------------------------------------------------------------
Fiscal 1996)
------------

Overall Operating Results

Total revenue increased to $6,479,000 in the third quarter of fiscal 1997 from $6,437,000 in the third quarter of fiscal 1996. Income from operations increased to $1,641,000 in the third quarter of fiscal 1997 from $791,000 in the third quarter of fiscal 1996. Net income increased to $2,139,000, or $0.23 per share, in the third quarter of fiscal 1997, from $746,000, or $0.09 per share in the third quarter of fiscal 1996.

In the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1996. The change in estimate increased net income per share for the third quarter of fiscal 1997 by $.13 per share.

Revenue

Total Revenue. Total revenue increased to $6,479,000 in the third quarter of fiscal 1997 from $6,437,000 in the third quarter of fiscal 1996. Following is a summary of the components of revenue for the third quarters of fiscal 1997 and 1996:

                                            Twelve               Twelve
                                          Weeks Ended          Weeks Ended
                                          May 7, 1997         April 9,1996
                                        ---------------     ---------------
                                                 (in thousands)

     Corporate Trading Revenue
         Trade                          $      2,062        $        387
         Cash                                    251                 775
                                        ---------------     ---------------
                                               2,313               1,162
                                        ---------------     ---------------
     Trade Exchange Revenue
         Trade                                 1,750               2,614
         Cash                                  2,416               2,661
                                        ---------------     ---------------
                                               4,166               5,275
                                        ---------------     ---------------
     Total Revenue
         Trade                                 3,812               3,001
         Cash                                  2,667               3,436
                                        ---------------     ---------------
                                        $      6,479        $      6,437
                                        ===============     ===============

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

Comparison of  Forty-Week  Period Ended May 7, 1997 (First 3 Quarters of
------------------------------------------------------------------------
Fiscal 1997) and  Thirty-Six-Week  Period Ended April 9, 1996 (First 3
----------------------------------------------------------------------
Quarters of Fiscal 1996)
------------------------

Overall Operating Results

Total revenue decreased to $17,789,000 in the first three quarters of fiscal 1997 from $22,429,000 in the first three quarters of fiscal 1996. Income from operations increased to $3,785,000 in the first three quarters of fiscal 1997 from $1,787,000 in the first three quarters of fiscal 1996. Net income increased to $3,450,000, or $0.41 per share, in the first three quarters of fiscal 1997, from $2,381,000, or $0.32 per share, in the first three quarters of fiscal 1996.

In the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1996. The change in estimate increased net income per share for the first three quarters of fiscal 1997 by $.14 per share.

Revenue

Total Revenue. Total revenue decreased to $17,789,000 in the first three quarters of fiscal 1997 from $22,429,000 in the first three quarters of fiscal 1996. Following is a summary of the components of revenue for the first three quarters of fiscal 1997 and 1996:


                                             Forty           Thirty-six
                                          Weeks Ended        Weeks Ended
                                          May 7, 1997       April 9,1996
                                       -----------------  ----------------
                                                 (in thousands)
     Corporate Trading Revenue
         Trade                         $        2,792      $      9,835
         Cash                                   1,218             2,145
                                       -----------------  ----------------
                                                4,010            11,980
                                       -----------------  ----------------
     Trade Exchange Revenue
         Trade                                  5,867             4,488
         Cash                                   7,912             5,961
                                       -----------------  ----------------
                                               13,779            10,449
                                       -----------------  ----------------
     Total Revenue
         Trade                                  8,659            14,323
         Cash                                   9,130             8,106
                                       -----------------  ----------------
                                       $       17,789     $      22,429
                                       =================  ================

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

(1) The votes cast in person or by proxy on the resolution to elect a Board of Directors was:

                                                                   Abstain/
            Nominee               For            Against          Withhold
------------------------     ------------     ------------     ---------------

Dr. Evan B. Ames                4,668,772        36,115            23,660

Dr. Sherry L. Meinberg          4,684,437        23,300            21,210

Joseph Morris                   4,677,822        27,465            23,660

Robert Nelson                   4,679,022        26,656            23,360

Graham H. Norris, Sr.           4,677,462        29,900            21,585

Dr. Charles Padbury             4,683,387        22,050            23,510

Mary Scherr                     4,677,537        29,000            22,410

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

                                               ITEX CORPORATION


October 27, 1997           /s/  Graham H. Norris
----------------           -----------------------------------------------------
     Date                  Graham H. Norris, Chairman of the Board of Directors,
                           President and Chief Executive Officer
                           (principal executive officer and director)

October 27, 1997           /s/  Joseph M. Morris
----------------           -----------------------------------------------------
     Date                  Joseph M. Morris, Senior Vice President and
                           Chief Financial Officer
                           (principal accounting officer and director)

                                  EXHIBIT INDEX


EXHIBIT                                   DESCRIPTION
-------        -----------------------------------------------------------------

    27         Financial Data Schedule for the Forty Weeks Ended May 7, 1997