Form 10-K
period 1997-07-31
ITEX CORPORATION
filed 1997-10-29
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K



               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended

                                  July 31, 1997

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                               93-0922994
-------------------------------                              -------------------
State (or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
--------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (503) 244-4673
                         -------------------------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes X   No
                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The approximate market value of stock held by non-affiliates is $41,525,000 based upon 6,644,000 shares held by such persons and the close price of $6.25 on October 23, 1997. The number of shares outstanding of the Registrant's $0.01 par value common stock at October 23, 1997 was 7,307,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

               Part III, Items 10, 11, 12, and 13 of this report

                       (This Form 10-K includes 62 pages)

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1997

                                      INDEX


                                                                       Page
                                                                    ----------
                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS                                   3

ITEM 2.       DESCRIPTION OF PROPERTIES                                 14

ITEM 3.       LEGAL PROCEEDINGS                                         14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY               17
              HOLDERS


                                            PART II

ITEM 5.       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S         18
              COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

ITEM 6.1      SELECTED CONSOLIDATED DATA                                19

ITEM 7.1      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         20
              CONDITION AND RESULTS OF OPERATIONS

ITEM 8.       FINANCIAL STATEMENTS                                      29


                                          PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND             59
               REPORTS ON FORM 8-K

               SIGNATURES                                               61

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1997

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The business practice of bartering has been used by individuals, companies, and countries throughout the world for centuries. In recent years, companies like ITEX have developed barter into an organized business practice that brings benefits to participating businesses.

The barter industry represents the exchange of goods or services for other goods or services rather than for cash. The retail portion of the commercial barter industry is typically a group of merchants and professionals who purchase goods and services from others in the group. In lieu of using cash, the members of the group operate with trade dollars, sometimes referred to as trade units, or trade credits. A trade dollar is a ledger entry, or medium of exchange, by which goods and services can be bought and sold. The Company handles accounting for transactions between members of the group, including the allocation of trade dollars. Also, the Company attempts to maximize trade through the promotion of barter transactions.

Organized commercial barter plays an increasingly important role in the way American companies do business. Barter is becoming an integral part of strategic planning for companies from small family-owned and -operated businesses to Fortune 500 companies. The International Reciprocal Trade Association ("IRTA") is the barter industry's leading trade association. According to IRTA, an estimated 300,000 U.S. companies participate in organized commercial barter through the services of a barter company. Currently, IRTA estimates that barter is a $9 billion a year industry which is growing at an annual rate of 8%. There are over 500 barter exchanges in the U.S. Most are small operations limited to a specific city, state, or region. ITEX is one of only three companies with national stature.

Management believes that the Company is the largest barter exchange in the United States, calculated either by number of offices, total customer count, client trade volume, or cash service fees billed. Financial comparisons are not available, however, because none of the other major exchanges are operated by publicly reporting companies. BarterNews, the barter industry's primary magazine, has referred to the Company as the "world's largest exchange".

THE COMPANY

General

ITEX Corporation (hereinafter referred to as "ITEX" or the "Company" or the "Registrant") was incorporated in the State of Delaware on March 8, 1901 as Magneto-Electric Company. The Registrant became inactive in 1905 and was revived in the State of Delaware on September 1, 1985. On October 1, 1985, the domicile of the Registrant was changed to the State of Nevada and the name was changed to B.I.G. Enterprises Inc. On February 14, 1986, an Agreement and Plan of Reorganization was entered into between the Registrant and The ITEX Corporation, an Arizona corporation, whereby the Registrant became the surviving corporation under the name of ITEX Barter Systems Inc. The name of the Registrant was changed by means of an amendment to its Nevada Articles of Incorporation filed on May 19, 1986, to ITEX Barter Systems Inc. The name was changed to ITEX Corporation on April 12, 1991.

The Company is engaged in domestic and international operations in both the retail trade exchange and corporate barter areas of the commercial barter industry. The Company administers the ITEX Retail Trade Exchange (the "Exchange"), which is an association of business owners and professionals who trade goods and services with other members of the Exchange through the medium of the ITEX Trade Dollar. The Company promotes the maximization of trade through barter transactions that benefit members within the Exchange by: (a) generating incremental new business, (b) conserving members' cash by their ability to spend ITEX Trade Dollars for needed goods and services, (c) serving effectively as an alternative source of financing, (d) enhancing the lifestyles of members, and
(e) enabling the sale of slow moving or excess inventories at better values than can be realized in cash markets.

The Company acts as a third-party record-keeper of members' transactions and balances, which are denominated in ITEX Trade Dollars. An ITEX Trade Dollar is an accounting unit used by the Exchange to record the value of trades as determined by the buying and selling parties in barter transactions. ITEX Trade Dollars denote the right to receive goods or services available from other Exchange members or the obligation to provide goods or services to other Exchange members. The Company does not redeem Trade Dollars for cash. ITEX Trade Dollars may be used only in the manner and for the purpose set forth in the Trading Rules of the ITEX Retail Trade Exchange which govern the trade operations of the Exchange. ITEX Trade Dollars are not legal tender, securities or commodities.

Members of the Exchange pay cash and ITEX Trade Dollar fees and commissions to the Company. The Company typically receives a cash commission ranging from 5% to 7.5% on the purchases and sales made to and by members of the Exchange. In addition to administering the activities and record-keeping of the Exchange, the Company, as a member of the Exchange, trades as a principal party in barter transactions with other members. The Company also engages as a principal party in trade transactions in the corporate barter area of the industry. In these transactions, the Company acquires goods and services that it sells for cash or ITEX Trade Dollars, holds in inventory for further trades in the corporate barter area, or for selling to members of the Exchange.

The Company owns and operates retail trade offices in Portland, Oregon; St. Louis, Missouri; and Orange County, California. All other ITEX broker offices are independently owned and operated by ITEX Licensed Brokers. The Company bears no financial responsibility for the financing of an independent broker office. There are presently over 150 brokers worldwide. One of the Company's current objectives is aggressive international expansion of the ITEX trade network. The Company has license arrangements with companies operating in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with licensees in Turkey, Norway, New Zealand and Romania and has extended the license arrangements in South Africa and Australia.

Additionally, the Company acts as an intermediary for the exchange of goods and services between major companies through ITEX USA, Inc., a corporate barter management company, which is the Company's exclusive agent for marketing the Company's corporate and industrial trading business as described below. ITEX USA negotiates corporate barter agreements, services these agreements and sells the inventory it acquires in these transactions. In these transactions, ITEX USA issues ITEX Cash Equivalent Credits, which are separate and apart from the ITEX Retail Trade Dollar used in accounting for transactions in the ITEX Retail Trade Exchange System. The revenues generated from those inventories when sold for cash are divided between the Company and ITEX USA. Additionally, a 12% transaction fee is paid by the ITEX Corporate Barter client on the Cash Equivalent Credit portion of each purchase. This revenue is also divided between the Company and ITEX USA.

The Company operates with the objectives of long-term equity-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX Trade Dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX Trade Dollars that have been earned by the Company in trade transactions. The firms in which the Company has invested are able to use the ITEX Trade Dollars to purchase goods and services used in the operation of their businesses. Further, the Company invests in other business ventures, which involve acquiring and operating businesses, operating projects, or holding properties for investment or operation. The Company focuses on ventures in which the Company has or will obtain adequate expertise for successful management and operation. Ventures that can benefit from the financial resources and liquidity that the Company provides through trading for goods and services are given priority.

Natural Resource Interests

On July 31, 1997, the Company commenced a partial redeployment of its assets and investment strategy by investing in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130,000 shares of common stock, paid $20,000 in cash and transferred media inventory, hotel room inventory, and fine art paintings and sculpture. The total carrying value of the acquired mineral properties of $6,576,000 has been confirmed in an appraisal by a firm of independent qualified mining consultants. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Subsequent to July 31, 1997, the Company obtained several additional mineral property claims at nominal cost by original claim staking.

Foreign Subsidiary

The  Company  has  a  wholly-owned  foreign  subsidiary,  Associated  Reciprocal
Traders, Ltd. ("ART"), which engages in international commercial barter and other activities. In 1993 the Company purchased a 49% interest in ART and through July 31, 1996, the Company accounted for its investment in and share of net income or loss of ART by the equity method. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the Company.

On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided for income taxes on its share of ART's undistributed earnings. As a result of the perceived inability to continue to reinvest its share of ART's earnings, in the fourth quarter of fiscal 1996 the Company recognized a deferred provision for income taxes of $1,247,000, which reduced net income for the year ended July 31, 1996 by $0.17 per share. The deferred tax accrual was reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations for the fiscal year ended July 31, 1996. Commencing August 1, 1996 and through July 30, 1997, the Company accounted for its investment in ART by the cost method.

During fiscal 1997, the Company explored alternative ways of terminating the relationship with the other stockholder of ART and during the quarter ended May 7, 1997, it was determined that this could be accomplished by the Company purchasing the other stockholder's interest, in which case the Company would not repatriate the foreign assets of ART. In the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1996 as described above. On July 30, 1997, the Company completed the purchase of the remaining 51% interest. The acquisition has been accounted for using the purchase method. The historical basis of the Company's 49% share of assets when the equity method of accounting was used and the other 51% share was allocated based on respective fair value. The assets of ART consisted primarily of available-for-sale securities.

The purchase price was $2,840,000, which was paid by conveyance of certain of the Company's available-for-sale securities and investments in fine art. The assets acquired were primarily other available-for-sale securities. The Company has fully consolidated the assets and liabilities of ART in the consolidated balance sheet at July 31, 1997.

During October 1997, ART acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. VPB has never had any business operations other than ownership of the Samana Project.

The total purchase price consisted of cash of $1,250,000, ITEX Corporation common stock to have a market value at time of issuance of $1,000,000, and available-for-sale securities totaling $5,142,000 from the portfolio of ART. The purchase price is to be paid in installments ranging from payments at the time of contract signing to the final payment of ITEX Corporation common stock which is due within five days of the commencement of substantial construction on the property. The value of the acquired assets has been determined by independent appraisal of the property.

The Company intends to proceed with construction of the resort facility pursuant to the plans for development of the property, which have been approved by the appropriate authorities. When completed, the Samana Resort is expected to include more than 250 condominium and hotel units, as well as a casino, swimming pools, tennis courts, restaurants, and most other amenities associated with a five-star Caribbean resort.

International Licensees

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Trade Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which was effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations and has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into nearby Kazakhistan, Turkistan, and Azerbaijan.

The Company has arrangements with licensees in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with licensees in Turkey, Norway, New Zealand and Romania and has extended the license arrangements in South Africa and Australia.

IBNet

In October 1997, the Company announced that it has formed an alliance with Internatonal Business Ntework for World Commerce and Industry, Ltd. ("IBNET"). IBNET is the Managing Partner of the IBCC-Net Consortium for Global Commerce ("the Consortium"). The Consortium consists of the International Bureau of Chambers of Commerce ("IBCC"), representing over 1,000 chambers, the Paris Chamber of Commerce and Industry ("CCIP"), which represents over 270,000 companies, and the Global Management Center of the Trade Information Network ("GMC") of the United Nations Group of 77 Chambers of Commerce ("G77")
representing 132 countries, plus China, and IBNET. IBNET's primary responsibility to the Consortium is to operate a global business network to enable businesses worldwide to exchange and validate information for the purpose of achieving sales, marketing, establish joint ventures and other business transactions. Working through overf 10,000 Chambers of Commerce worldwide, the Network will serve as a third party to validate participating businesses via an electronic information and transaction system. This system, operating on the Internet, is very similar to the ITEX Online system operated by the Company. ITEX's unique expertise and capability to facilitate barter transactions will enhance the World Chamber Netwrok's ("WCN") mission of meeting the needs of their constituents. The Company views the Strategic Partnership with IBNET as a significant activity to advance it's effectiveness in the International Marketplace.

Media

Media is an important commodity in the commercial barter industry. Several years ago, the Company started and operated a media department, which exchanged media products owned by the Company for due bills for prepaid advertising credits on radio stations across the U.S. During the fourth quarter of the fiscal year ended July 31, 1996, the Company sold certain media inventory and reduced the scope of its media operations in order to improve the Company's ongoing cash flow. The Company now obtains media under favorable terms from outside sources.

Broker Training

The Company has developed a comprehensive training program for its brokers. New brokers come to the training center at the Company's Portland, Oregon, headquarters for an intensive week of initial training before receiving the credential of "Associate Broker." They are then permitted to set up offices and act as barter brokers for the Company's clients. After demonstrating adequate competence and achieving specified performance levels, they return to the training center for an additional week of training before receiving the credential of "ITEX Licensed Broker."

Technology

The Company has developed the largest and most innovative electronic barter exchange in the industry. The system is modeled after the NASDAQ electronic market quotation system. In a commercial barter exchange, the exchange acts as a third party recordkeeper for all parties who join the barter system. One advantage of this system is that it enables multi-lateral trade to take place.

Recent technological improvements include a software update of the Account Information Maintenance program utilized by ITEX Brokers, a software update of the BarterWire program which is utilized by both ITEX Brokers and ITEX Retail Trade Exchange Members, and developing access through the Internet.

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

The Company has also made BarterWire available to clients through the Internet with "ITEX Online", complete with its own in-house gateway and web server (www.itex.com). This enables Exchange members to enjoy the advantages of the latest version of BarterWire together with savings on long distance charges and a larger electronic marketplace. The Company has the same Internet connection capability as that of many typical internet service providers.

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

Management believes that electronic trading systems such as BarterWire, ITEX Online, the ITEX Express card, and the fax-back information and trading service represent the next major step forward in the development of the barter industry. By its early involvement in the electronic marketplace, ITEX believes it will be positioned to take full advantage of future developments in this area.

During the fiscal year ended July 31, 1997, the Company spent a total of $166,000 on research and development for its communication and information systems, $31,000 of which was capitalized. During the fiscal year ended July 31, 1996, the Company spent a total of $577,000 on research and development for its communication and information systems, of which $560,000 was capitalized. During the fiscal year ended July 31, 1995, the Company spent a total of $169,000 on research and development for its communication and information systems, all of which was charged to expense.

Domestic Acquisitions

In addition to internal expansion by increasing the Company's broker network, the Company has also expanded the scope of its operations by acquisition. Acquisitions of existing barter exchanges with in-place membership groups have enabled the Company to accelerate the growth of its presence in several markets and geographic areas.

Acquisition of Global Exchange Network. During the fiscal year ended July 31, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including its membership base. The purchase price was $385,000, which was paid by $200,000 in cash and the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with the first such payment on September 1, 1996, with monthly payments thereafter until the final payment on August 1, 1998. The acquisition has been accounted for by the purchase method. Pro forma operating data is not provided because the effects on previously reported data would be insignificant.

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

Because the holder of the other 50% of the common stock of BXI denied that BXI was the owner of the BXI Trade Exchange, SLI was forced to file litigation in February 1996 requesting a court to decide the issue. That litigation is described in detail in Item 3 of this Form 10-K.

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

Acquisition of Travel Agents Hotel Guide. In February 1995 the Company acquired the Travel Agents Hotel Guide, a directory of hotels and resorts across North America and the Caribbean that the Company uses to acquire room nights on trade in exchange for advertising in the Guide. The room nights are then sold to Exchange clients in exchange for trade dollars, thus providing a highly desirable business and vacation inventory for trade to Exchange members. Subsequently, the Company transferred the rights to use of the name "Travel
Agents Hotel Guide". The Company continues to obtain hotel room nights in exchange for advertising on the Company's web site.

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

Employees

As of October 23, 1997, the Company employed 66 persons, of which 60 are full time employees. Additionally each of the Exchange's 120 domestic broker offices is managed by an ITEX Licensed Broker who is an independent contractor that employs support staff. This results in a total network of approximately 265 persons working as either consultants, independent contractors, or employees of the Company.

MANAGEMENT

The following table lists the names of all Directors and Executive Officers of the Company. All Directors will serve until the next annual general meeting unless his or her office is vacated in accordance with the Articles and Bylaws of the Company. The Executive Officers serve at the discretion of the Board of Directors.

                        Directors and Executive Officers

             Name          Age                   Position
------------------------ ------- -------------------------------------------

Graham H. Norris           55    Chairman of the Board Of Directors
                                 President and Chief Executive Officer

Mary Scherr                60    Vice President of Broker Development, Director

Gerald Pitts               41    Vice President of International Operations

Joseph M. Morris, CPA      48    Senior Vice President and Chief Financial
                                 Officer, Director

Sondra R. Ames             41    Vice President

Edward S. Wittman          50    Vice President of Business Development

Cynthia Pfaltzgraff, CMA   43    Controller

Donovan Snyder, Esq.       47    General Counsel, Corporate Secretary

Dr. Charles Padbury        59    Director

Dr. Evan B. Ames           58    Director

Robert Nelson              49    Director

Ronald P. Erickson         53    Director

Business Experience, Directorships, and Legal Proceedings:

     Mr. Norris, who was elected President and Chief Executive Officer of the Company on September 6, 1996, has over 30 years experience in management and finance. Prior to his becoming President of the Company, he had been a consultant providing a variety of management consulting services to small private and public corporations. A previous Registered Principal, Mr. Norris has a strong sales and marketing background in fields including securities, insurance, electronics and aviation. After a period of transition in management of the Company, Mr. Norris was elected Chairman of the Board of Directors in addition to President and Chief Executive Officer. Mr. Norris has been a pilot for United Airlines since 1963. He has been a director of the Company since 1986. In 1993, Mr. Norris became an ITEX Broker, operating an independent barter office in Provo, Utah, in which capacity he earned the prestigious credential of Certified Trade Broker.

     Ms. Scherr, with over 15 years of experience within the barter industry, became an independent broker with ITEX in 1984. She has been recognized as Broker of the Year three times and in 1991, received the Distinguished Service Award from the International Reciprocal Trade Association for outstanding contributions to the barter industry. She became a Director of the Company in 1988 and in 1993 joined the Company as Vice President of Broker Development. She received a Masters Degree from the University of Iowa and is a Certified Trade Broker.

     Mr. Pitts has been active in the commercial barter industry for over 15 years. He participated in activities of the Company as early as 1982, including helping with the development of the original BarterWire and further improvement in the new BarterWire and ITEX Online. He was elected Vice President of
International and Central Trade Development in early 1997. He has been instrumental in the Company's success in entering into foreign license agreements.

     Mr. Morris joined the Company in January 1996 as Vice President and Chief Financial Officer and a Director and on September 1, 1997 was named Senior Vice President and Chief Financial Officer and a Director. He had been a consultant to the Company and a Director since February 1995. He has been active in the barter industry for over 16 years, including serving as a consultant to the International Reciprocal Trading Association ("IRTA"). He was Vice President-Controller of Scientific Software-Intercomp, Inc., a NASDAQ company, from 1984 through 1995, except for 1988 to 1990, when he was a project manager with the FASB. He has authored several books for financial professionals, two of which received awards. Earlier in his career, Mr. Morris was an audit manager with Coopers & Lybrand.

     Ms. Ames joined the Company in May 1996, following the acquisition of her company, Global Exchange Network and was named Vice President On October 1, 1997. Ms. Ames has over 20 years experience in the commercial barter industry. She was instrumental in founding both the International Reciprocal Trade Association ("IRTA") and the California Reciprocal Trade Association and has twice received IRTA's Distinguished Service Award for Outstanding Contributions to Commercial Barter. She is a member of the Dwight D. Eisenhower Economic and Financial Delegation, contributing to international industrialization worldwide and has served as a director of Orange National Bank over the last 10 years. Ms. Ames is a Certified Trade Broker.

     Mr. Wittman joined the Company in August 1997 and became Vice President of Business Development in October 1997. Previously, he was President of Wittman Associates, Inc., a consulting firm specializing in strategic planning, mergers and acquisitions and financial management. He also served as president of the U.S. subsidiary of AGE Construction & Trading Company, Ltd., a large international construction company. Over the preceding 11 years, he was vice president of a NASDAQ company, serving as chief financial officer, as an operating division head, and negotiating, planning and managing international projects. Previously, he held various operations and financial management postions in the computer and medical products fields.

     Ms. Pfaltzgraff has been Controller of the Company since 1991. Ms. Pfaltzgraff is responsible for the Company's accounting operations, risk management, budgeting, cash flow management, systems, and financial reporting. She has more than 16 years experience in accounting and financial management. Ms. Pfaltzgraff has a Bachelor of Science in Business Administration degree from Oregon State University and earned the credential of Certified Management Accountant (CMA) in 1993.

     Mr. Snyder, who joined ITEX as corporate counsel in 1995, has 19 years experience as an attorney, including 10 years as corporate in-house counsel to several companies in Salt Lake City, Utah. He is a member of both the Utah and Oregon State Bar Associations. He was elected Corporate Secretary by the Board of Directors in May 1996.

     Dr. Padbury was elected Chairman of the Board of Directors on September 6, 1996 and served in that capacity during a period of transition in management of the Company until November 14, 1996, when Mr. Norris was elected Chairman of the Board of Directors. Dr. Padbury, who continues serving as a Director, is a leading Beaverton, Oregon, dentist and has been a member of the ITEX Retail Trade Exchange since 1985. Dr. Padbury has brought a wealth of experience to the Board in terms of the interests, perceptions, and vantage point of ITEX clients. Dr. Padbury has been a Director of the Company since 1992.

     Dr. Ames has been a Director of the Company since August 1995. He is a Registered Investment Advisor and operates his investment strategy research firm, EBA Associates, Inc. Dr. Ames received a Ph.D. in 1971 from Princeton University in near eastern and soviet studies. He then served with the Central Intelligence Agency, before entering the investment field, first as an investment researcher, analyst, and investment strategist.

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

     Mr. Erickson, who became a Director in October 1997, is Chairman and Chief Executive Officer of Global Tel Resources, Inc., a provider of telecommunications services, messaging and intranet solutions. He was one of the initial investors and Chairman, President and Chief Executive Officer of Egghead Software, Inc. and also was a founder, director, and/or officer of various companies, generally in the high technology and communications industries. He has a law degree and was a practicing attorney from 1975 to the late 1980's. Earlier in his career, he worked in Washington, D.C. as a White House staff member. Mr. Erickson was appointed to the Board seat vacated by the retirement from the Board of Dr. Sherry L. Meinberg, who had meritoriously served as a Director of the Company since 1982.

Committees and Meetings of the Board of Directors

The ITEX Board of Directors has had standing audit, nominating and compensation committees since May 1996. In the last fiscal year (August 1, 1996 - July 31,
1997) there were five meetings of the Board of Directors.

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the following reporting persons were delinquent in filing such reports:

Dr. Sherry Meinberg was late in filing a report showing sales of shares of the Company of 1,445 shares on March 25, 1997 at $3.43 per share, of 5,500 shares on April 3, 1997 at $3.77 per share, and of 1,445 shares on April 8, 1997 at $3.75 per share.

Dr. Charles Padbury was late in filing a report showing purchases of shares of the Company of 2,000 shares on January 16, 1997 for $4.3125 per share and 2,000 shares on January 14, 1997 for $4.375 per share.


ITEM 2.  PROPERTIES

All of the Company's operations are conducted in leased space as follows:

                                                  Approximate       Current
               Location       Lease Expiration       Sq. Ft.      Annual Rent
  -------------------------  ------------------   -----------   ---------------
  Portland, Oregon            December 31, 2001      10,900         $178,000

  Westminster, California     December 31, 1996       3,700           45,000

  St. Louis, Missouri         October 31, 1998        1,100           15,000


The Portland, Oregon, lease is payable entirely in cash. The Company has a subtenant that occupies 2,200 square feet of the Portland office space at a monthly sublease rate of $3,400.

The Westminster, California, lease is payable in cash of $3,000 and 42,000 ITEX trade dollars per year. There is presently no commitment for this space, which is on a month-to-month arrangement.

The St. Louis, Missouri, lease is payable 50% in cash and 50% in ITEX trade dollars.


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

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI. On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. On April 8, 1997, the court rejected objections filed by the defendants to the proposed judgment and on April 21, 1997, a formal judgment was entered in favor of SLI. The critical portion of the judgment declares that BEI is the owner of the BXI Trade Exchange. The judgment also awards certain supplemental relief to effectuate this declaration, including requiring the defendants: (a) transfer all assets of the BXI Trade Exchange to BEI, (b) to provide the court and SLI with certificates of title to reflect the fact that BEI owns all assets of the BXI Trade Exchange, and (c) to preserve the status quo by operating the BXI Trade Exchange in the usual and ordinary course of business in conformity with all applicable laws and regulations.

On May 2, 1997, the defendants filed notices of appeal from the judgment entered against them. Defendants concurrently filed a "Deposit of Instruments" consisting of a "Bill of Sale" and a "Certificate of Ownership". The Bill of Sale purports to convey all the assets of the BXI Trade Exchange to BEI upon payment of $1,783,000 and if the judgment is affirmed on appeal. The Certificate states that BEI will own the assets of the BXI Trade Exchange if the judgment is affirmed on appeal.

The Company believes that these documents do not comply with the requirements of the judgment. SLI immediately filed an objection to the sufficiency of the documents and asked that the defendants be required to file a bond in a sufficient sum to assure SLI that the judgment will be complied with when it is upheld on appeal. A hearing to require a bond of between $2.5 million and $3.5 million or, alternatively, to appoint a receiver was heard on June 3, 1997. By letter ruling dated June 30, 1997, the Circuit court judge: (a) ordered that in order to obtain a stay pending appeal of the judgment, the defendants must post a bond totaling $1.2 million and deposit an unconditional certificate of ownership and bill of sale, and (b) awarded to SLI $193,000 in attorney fees and $16,000 in costs. Pursuant to legal action subsequent to entry of the judgment, the Court increased the attorney fees award to $218,000 and the costs award to $21,000.

On September 15, 1997, the parties participated in a mediation program mandated by the Oregon Court of Appeals. The parties and their attorneys met for several hours with a neutral mediator. Mediation does not result in a binding resolution of the disputes between the parties. However, the Company believes that the mediation process was fruitful in that it resulted in a framework under which the parties may yet be able to settle the disputes without exhausting the litigation process. As part of the efforts at settling, SLI has agreed to temporarily pause its actions in Nevada and California directed toward preserving its interest in the BXI Trade Exchange.

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

The Company considers each counterclaim to be totally without merit and vigorously prosecuted both its own claims and the defense of the counterclaims. Trial of the matter was set for September 16, 1997. Just prior to trial, the parties agreed to settle both this case and the "William Bradford" case described below. The parties continue to negotiate the details of the settlement. It is expected that the settlement will dispose of all disputes between the Company and Leslie L. French and Linda French and their companies.

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

On November 21, 1996, the Company was served with a complaint filed in the Circuit Court for Washington County, Oregon, by William Bradford Financial Services, Inc. against the Company; Michael Baer; Graham Norris; Oxford Transfer, Inc.; David Christensen, C.P.A.; Andersen, Andersen & Strong, L.C., Donovan Snyder, and John Does I-III. William Bradford Services is controlled by Leslie French, plaintiff in the litigation described above. The complaint alleges breach of fiduciary duty, breach of contract, interference with contract, and fraud and seeks compensatory and punitive damages. The Company filed an answer denying all of the allegations of the complaint.

As discussed above in connection with the ITEX Corporation v. French, et al. case, this matter has been settled in principle and it is expected that the case will be dismissed as to all defendants.

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

The claims against the ITEX defendants are for conspiracy to defraud and unlawful trade practices under the Oregon unfair trade practices statute. The ITEX defendants consider each and every claim against them to be without merit and will vigorously defend against those claims. In connection with a Motion for Summary Judgment filed by the ITEX defendants but which has not yet been heard by the Court, the plaintiffs conceded that the claim alleging violation of the Oregon unfair trade practices statute must be dismissed. The ITEX defendants have temporarily delayed the hearing on the remainder of their summary judgment motion based upon the mediation in the SLI, Inc. v. Yarmak, et al. case described above. Since a global settlement is sought with the defendants in the SLI case, it may be possible to dispose of this litigation in that context. In any event, however, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company' s financial position of results of operations.

On May 6, 1997, SLI, Inc. filed a legal action in Nevada against BEI seeking to preserve its rights as a 50% shareholder of BEI both under Nevada state law (SLI and BEI are Nevada corporations) and pursuant to the Stock Purchase Agreement by which SLI acquired its interest in BEI. Those rights include the right to conduct an audit of the BEI financial records (including an audit of the operations of the BXI Trade Exchange) and the right to representation on the BEI board of directors.

A hearing on SLI's motion for a mandatory injunction requiring BEI to permit an audit of its books and records, including the books of the BXI Trade Exchange and for appointment of a receiver was heard on June 11, 1997. The Nevada court has initially declined to rule on the requests on the basis that similar relief was requested in the Oregon action. SLI's attorneys are prepared to file further motions in this case in order to vindicate its rights as a shareholder of BEI. However, based upon the mediation in the SLI, Inc. v. Yarmak, et al. case discussed above, SLI has temporarily delayed any further action on this case pending possibly reaching a global settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

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

         Quarter Ended                              Sale Prices
--------------------------------     -------------------------------------------
                                             High                  Low
                                     --------------------- ---------------------
Fiscal Quarters Ended:
     July 31, 1997.............             $4.13                 $2.75
     May 7, 1997...............              5.50                  3.44
     February 12, 1997.........              4.75                  3.25
     November 20, 1996.........              6.00                  3.50
     July 31, 1996.............              9.75                  4.25
     April 9, 1996.............             12.50                  7.75
     January 15, 1996..........              9.00                  6.13
     October 23, 1995..........              8.13                  6.13

A stockholder's list was prepared by the transfer agent, OTR Inc., in Portland Oregon, as of July 31, 1997. The list, as adjusted, indicated 796 registered shareholders of the 7,207,000 shares issued and outstanding. It is estimated another 4,000 individual shareholders own stock in the Company which is held "in street name" by brokerage firms. This results in a total estimated number of shareholders of 4,796.

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

                                                           Fiscal Years Ended July 31,
                                        --------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                        ----------   ----------   ----------   ----------   ----------
                                                     (In thousands, except per share data)
Statement of Operations Data:
Revenue:
   Corporate trading revenue.........   $  11,602    $  16,936    $  14,210    $   8,427    $   4,446
   Trade exchange revenue............      17,582       14,020        9,418        6,339        3,488
                                        ----------   ----------   ----------   ----------   ----------
     Total revenue...................      29,184       30,956       23,628       14,766        7,934
                                        ----------   ----------   ----------   ----------   ----------
Costs and expenses:
   Costs of corporate trading........       9,245       13,745       11,137        6,409        2,891
   Costs of trade exchange revenue          6,715        7,153        4,361        2,806        2,125
   Selling, general and administrative      8,445        8,146        7,185        5,257        2,768
                                        ----------   ----------   ----------   ----------   ----------
     Total costs and expenses........      24,405       28,774       22,683       14,472        7,784
                                        ----------   ----------   ----------   ----------   ----------
Income (loss) from operations........       4,779        2,182          945          294          150
Other income (expense)...............         201          200          454           19           74
                                        ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....       4,980        2,382        1,399          313          224
Provision for income taxes...........       1,755          908          522          101           (8)
                                        ----------   ----------   ----------   ----------   ----------
Income before equity in net income
   of foreign affiliate..............        3,225       1,474          877          212          232
Equity in net income (loss) of
  foreign affiliate..................        1,247         (90)         958          632         ---
                                        ----------   ----------   ----------   ----------   ----------
Net income...........................   $   4,472    $   1,384    $   1,835    $     844    $     232
                                        ==========   ==========   ==========   ==========   ==========

Net income per share.................   $    0.52    $    0.19    $    0.41    $    0.26    $    0.08
                                        ==========   ==========   ==========   ==========   ==========

Balance Sheet Data:
Working capital .....................   $     981    $     261    $   1,507    $    503     $     452
Total assets.........................      29,968       23,406       15,578      10,051         6,157
Long-term debt, net of current
  portion............................          26          192          156         189            98
Stockholders' equity.................   $  27,774    $  20,383    $  13,783    $  7,432     $   5,046


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Strategy and Diversification. The Company operates with the objectives of long-term equity-building while also ensuring availability of sufficient cash for current operating requirements. Accordingly, the Company may in any period report significant revenue, profits, and increases in net assets from transactions denominated in ITEX Trade Dollars or other noncash consideration. Sometimes, the Company invests in equity securities with ITEX Trade Dollars that have been earned by the Company in trade transactions. The firms in which the Company has invested are able to use the ITEX Trade Dollars to purchase goods and services used in the operation of their businesses. Further, the Company invests in other business ventures, which involve acquiring and operating businesses, operating projects, or holding properties for investment or operation. The Company will focus on ventures in which the Company has or will obtain adequate expertise for successful management and operation. Ventures that can benefit from the financial resources and liquidity that the Company provides through trading for goods and services are given priority.

On July 31, 1997, the Company commenced a partial redeployment of its assets and investment strategy by investing in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130,000 shares of common stock, paid $20,000 in cash and transferred media inventory, hotel room inventory, and fine art paintings and sculpture. The total carrying value of the acquired mineral properties of $6,576,000 has been confirmed in an appraisal by a firm of independent qualified mining consultants. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Subsequent to July 31, 1997, the Company obtained several additional mineral property claims at nominal cost by original claim staking.

On July 30,  1997,  the Company  completed  the  purchase of the  remaining  51%
interest in Associated Reciprocal Traders, Ltd. ("ART"), making ART a wholly-owned foreign subsidiary. The assets of ART consisted primarily of available-for-sale securities.

During October 1997, ART acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. VPB has never had any business operations other than ownership of the Samana Project.

The total purchase price consisted of cash of $1,250,000, ITEX Corporation common stock to have a market value at time of issuance of $1,000,000, and available-for-sale securities totaling $5,142,000 from the portfolio of ART. The purchase price is to be paid in installments ranging from payments at the time of contract signing to the final payment of ITEX Corporation common stock which is due within five days of the commencement of substantial construction on the property. The value of the acquired assets has been determined by independent appraisal of the property.

The Company intends to proceed with construction of the resort facility pursuant to the plans for development of the property, which have been approved by the appropriate authorities. When completed, the Samana Resort is expected to include more than 250 condominium and hotel units, as well as a casino, swimming pools, tennis courts, restaurants, and most other amenities associated with a five-star Caribbean resort.

Overall Financial Position. Subsequent to July 31, 1977 and through October 28, 1997, the Company sold a portion of its available-for-sale securities, realizing cash proceeds of $3,218,000, substantially increasing the liquidity of the Company. The Company believes that this demonstrates the success of the Company's strategy of realizing cash from the sale of stocks of other companies that are purchased for trade dollars or other nonmonetary consideration.

At July 31, 1997, the Company's working capital ratio was 1.5 to 1, based on current assets of $3,048,000 and current liabilities of $2,067,000. The Company's working capital ratio at July 31, 1996, was 1.1 to 1, based on current assets of $2,827,000 and current liabilities of $2,566,000. The primary reason for the improvement in the working capital ratio was due to the inclusion of $1,247,000 in current deferred taxes at July 31, 1996 for earnings expected to be repatriated as a result of the termination of the Associated Reciprocal Traders, Inc. ("ART") foreign venture. In fiscal 1997, instead of receiving a distribution of its share of ART's assets, the Company purchased the other venturer's 51% interest in ART, making ART a wholly-owned foreign subsidiary. The deferred tax liability was reversed in fiscal 1997 because of the change in circumstances that now permit the Company to reinvest the foreign earnings for an indefinite period.

Total stockholders' equity increased by $7,391,000 to $27,774,000 at July 31, 1997, from $20,383,000 at July 31, 1996. The primary reason for the increase in stockholders' equity were: (a) continued profitable operations and (b) a credit to additional paid-in capital of $1,092,000 for tax benefits derived from tax deductions allowed to corporations as a result of exercises of stock options at exercise prices lower than market price of the stock at the date of exercise. The tax refunds due were applied as a reduction of the Company's income tax liabilities for the fiscal year ended July 31, 1997.

Statement of Cash Flows. Net cash used in operating activities improved to $349,000 in fiscal 1997 as compared to $1,418,000 in fiscal 1996. The Company believes that cash fees and commissions, cash that can be obtained from the sale of inventories and available-for-sale equity securities at the discretion of the Company, and cash that would be available from the sale of equity and debt securities of the Company will be sufficient to fund cash operating needs of the Company while continuing to follow the strategy of mixing cash and trade activities so as to maximize long-term equity building and shareholder value. Furthermore, the Company is presently incurring negative cash flow with respect to several development projects. At the Company's discretion, it could conserve cash by suspending or terminating these activities. Further, the success of the Company's strategy of realizing cash from the sale of stocks of other companies that are purchased for trade dollars or other nonmonetary consideration indicates that trade dollars or other nonmonetary consideration earned by the Company can be converted into cash. However, there can be no assurance that adequate funds from operations or any other sources will continue to be available on terms acceptable to the Company.

Net cash used in investing activities was $398,000 in fiscal 1997 and $2,608,000 in fiscal 1996. The primary reason for the difference was the acquisition of a 50% equity interest in Business Exchange International, Inc.
during fiscal 1996.

Net cash provided by financing activities was $259,000 in fiscal 1997 and $3,803,000 in fiscal 1996. In fiscal 1996, the Company received $2,081,000 from the exercise of stock options and $1,250,000 from the sale of common stock in the Newcastle private placement.

Private Placements. During the year ended July 31, 1997, the Company received proceeds of $179,000 from a private placement of 55,000 units at $3.25 per unit, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock for $3.25 through June 18, 1999, and for $4.00 thereafter through June 18, 2000.

The terms of a private placement with Wycliff Fund, Inc. previously reported by the Company provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that was due for the calendar quarter ended September 30, 1996 and following quarters. Therefore, the Company may cancel the remaining portion of the private placement.

Stock Options. The Board of Directors adopted a new stock option plan applicable to directors, officers, employees, and consultants of the Company effective December 27, 1996, pursuant to which 1,000,000 shares of common stock were reserved for issuance at an exercise price of $3.75 per share. Exercise prices for the options granted under the new plan are equal to market value on the date of grant and may be exercisable for up to five years.

Effective September 3, 1997, the Board of Directors adopted a new stock option plan pursuant to which options to purchase up to 965,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant. Pursuant to the new stock option plan, options to purchase 765,000 shares were granted on September 3, 1997 at an exercise price of $3.19 per share.

The Company intends to request shareholder action on the stock option plans that were adopted on December 27, 1996 and September 3, 1997 by the Company's shareholders at the annual meeting of the Company's shareholders scheduled for January 8, 1998. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the stock option plans that were adopted on December 15, 1995, December 27, 1996 and September 3, 1997.

During the fiscal year ended July 31, 1996, the Company received proceeds totaling $1,437,000 from the exercise of stock options to purchase 687,000 shares of common stock. During the fiscal year ended July 31, 1997, the Company received proceeds totaling $245,000 from the exercise of stock options to purchase 120,000 shares of common stock.

Bank Line of Credit. On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of July 31, 1997.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended July 31, 1997 ("Fiscal 1997") and July 31, 1996 ("Fiscal 1996")

Overall Operating Results

Total revenue decreased 6% to $29,184,000 in fiscal 1997 from $30,956,000 in fiscal 1996. Income from operations more than doubled to $4,779,000 in fiscal 1997 from $2,182,000 in fiscal 1996. Net income increased to $4,472,000, or $0.52 per share in fiscal 1997 from $1,384,000, or $0.19 per share, in fiscal 1996.

The increases resulted primarily from:

         (a)   More profitable operations in fiscal 1997, and

         (b) The reversal in fiscal 1997 of a liability for deferred income taxes of $1,247,000 that had been provided with respect to the Company's foreign venture, Associated Reciprocal Traders, Inc. ("ART"), which is now a wholly-owned subsidiary.

The Company believes that an important comparison of fiscal 1997 operations to fiscal 1996 operations is that "Income before Equity in Net Income (Loss) of Foreign Affiliate" amounted to $3,225,000, or $.39 per share in fiscal 1997 as compared to $1,474,000, or $.20 per share in fiscal 1996. These amounts exclude the unusual effects of the deferred tax provision related to ART of $1,247,000 that was recorded in fiscal 1996 and reversed in fiscal 1997.

The fluctuations in net income and net income per share are not proportionate because of a greater number of shares outstanding in fiscal 1997 for the income per share computation because of more incremental shares from options and warrants.

Revenue

Total Revenue. The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1997 and 1996:

                                   Fiscal Years Ended July 31,
                                 ------------------------------
                                     1997              1996
                                 ------------      ------------
                                         (in thousands)
  Corporate Trading Revenue
      Trade                      $     9,893       $    12,003
      Cash                             1,709             4,933
                                 ------------      ------------
                                      11,602            16,936
                                 ------------      ------------
  Trade Exchange Revenue
      Trade                            7,566             5,427
      Cash                            10,016             8,593
                                 ------------      ------------
                                      17,582            14,020
                                 ------------      ------------
  Total Revenue
      Trade                           17,459            17,430
      Cash                            11,725            13,526
                                 ------------      ------------
                                 $    29,184       $    30,956
                                 ============      ============

Corporate Trading Revenue. Corporate trading revenue decreased 31% to $11,602,000 in fiscal 1997 from $16,936,000 in fiscal 1995. During the first two quarters of fiscal 1997, the Company had a decreased level of corporate trading revenue, which was attributable to the Company devoting less of its resources to corporate trading activities during those periods. Significant management and staff time was spent on litigation and other regulatory matters, on further development of the retail trade exchange, and on international expansion. During the second half of fiscal 1997, management refocused more resources on corporate trading activities. Management is continuing to focus on corporate trading activities through its Central Trade Department and through its corporate trading agent, ITEX USA, Inc. Continued significant contributions to revenue are expected for corporate trading activities.

Trade Exchange Revenue. Trade exchange revenue increased 25% to $17,582,000 in fiscal 1997 from $14,020,000 in fiscal 1996. The increase in trade exchange revenue was attributable to an array of factors. The Company has continued its expansion internally, by acquisition, and entering into foreign license agreements. In fiscal 1997, the Company reported revenue from foreign licensees totaling $386,000. The Company has also started to realize transaction fee revenue based on activity of the foreign licensees. This foreign transaction fee revenue amounted to $15,000 in fiscal 1997.

The Company has continued its commitment to improved broker training programs, which is having the effect of increased enrollments of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading decreased to $9,245,000 in fiscal 1997 from $13,475,000 in fiscal 1996 because of the lower revenue level. Costs of corporate trading revenue were 80% in each of fiscal 1997 and fiscal 1996.

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $6,715,000 in fiscal 1997 from $7,153,000 in fiscal 1996. Costs of trade exchange revenue, which consists of brokers' fees and commissions, were 38% of trade exchange revenue in fiscal 1997 and 51% in fiscal 1996. The decrease in the cost percentage is partially attributable to revenue from foreign licenses, on which the Company does not pay brokers' fees and commissions.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were at approximately the same level at $8,445,000 in fiscal 1997 and $8,146,000 in fiscal 1996.

Total advertising and promotion was $1,943,000 in fiscal 1997 as compared to $2,597,000 in fiscal 1996. The reduction was a result of the Companies decision to reduce costs in this area. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During fiscal 1997, the Company paid $1,851,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 95% of total advertising costs for the period.

Comparison of Fiscal Years Ended July 31, 1996 ("Fiscal 1996") and July 31, 1995 ("Fiscal 1995")

Overall Operating Results

Total revenue increased 31% to $30,956,000 in fiscal 1996 from $23,628,000 in fiscal 1995. Income from operations increased to $2,182,000 in fiscal 1996 from $945,000 in fiscal 1995.

Equity in net income (loss) from foreign affiliate was ($90,000) in fiscal 1996 as compared to $958,000 in fiscal 1995. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the parent company. On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income on which deferred taxes had not been provided was approximately $1,590,000. As a result of the perceived inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which has been reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

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

Revenue

Total Revenue. The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for fiscal years 1996 and 1995:
                                    Fiscal Years Ended July 31,
                                   ----------------------------
                                       1996            1995
                                   ------------    ------------
                                          (in thousands)
  Corporate Trading Revenue
      Trade                        $    12,003     $    12,403
      Cash                               4,933           1,807
                                   ------------    ------------
                                        16,936          14,210
                                   ------------    ------------
  Trade Exchange Revenue
      Trade                              5,427           4,204
      Cash                               8,593           5,214
                                   ------------    ------------
                                        14,020           9,418
                                   ------------    ------------
  Total Revenue
      Trade                             17,430          16,607
      Cash                              13,526           7,021
                                   ------------    ------------
                                   $    30,956     $    23,628
                                   ============    ============

Corporate Trading Revenue. Corporate trading revenue increased 19% to $16,936,000 in fiscal 1996 from $14,210,000 in fiscal 1995. The continued increased level of corporate trade revenue was attributable to continued operation of the Company's corporate trade department, which was established in fiscal 1994. Management expects continuing significant contributions to revenue from its corporate trading activities.

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

Costs and Expenses

Costs of Corporate Trading. Costs of corporate trading increased to $13,475,000 in fiscal 1996 from $11,137,000 in fiscal 1995 because of the higher revenue level. Costs of corporate trading revenue were 80% in fiscal 1996 and 78% in fiscal 1995.

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

Total advertising and promotion was $2,597,000 in fiscal 1996 as compared to $2,985,000 in fiscal 1995. The reduction was a result of the Companies decision to reduce costs in this area. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using trade dollars or by other trade consideration. During fiscal 1996, the Company paid $2,312,000 of its advertising costs by ITEX trade dollars or other trade consideration, representing 89% of total advertising costs for the period.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                                ITEX CORPORATION
                                    FORM 10-K
                            For the Fiscal Year Ended
                                  July 31, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                       --------

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   30

     CONSOLIDATED BALANCE SHEETS AT JULY 31, 1997 AND 1996                31

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
     YEARS ENDED JULY 31, 1997, 1996, AND 1995                            32

     CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
     THREE YEARS ENDED JULY 31, 1997,  1996, AND 1995                     33

     CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE
     YEARS ENDED JULY 31, 1997, 1996, AND 1995                            34

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           35


     All schedules have been omitted because they are not applicable or not required, because the information is shown in the consolidated financial statements or the notes thereto, or because the information is immaterial.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
  of ITEX Corporation
Portland, Oregon

We have audited the consolidated financial statements of ITEX Corporation and subsidiaries for the years ended July 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended July 31, 1997, 1996, and 1995, in accordance with generally accepted accounting principles.

Andersen, Andersen & Strong
October 28, 1997
Salt Lake City, Utah

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                         July 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                                   ASSETS
Current Assets
     Cash ..................................................  $       813    $     1,301
     Trade Dollars..........................................          786          ---
     Accounts receivable, net of allowance for doubtful
      accounts of $140 and $96..............................        1,084            847
     Notes receivable.......................................          285            360
     Prepaids and other current assets......................           80            319
                                                              ------------   ------------
         Total current assets...............................        3,048          2,827

Inventory for Principal Party Trading.......................        6,939          5,202

Available for Sale Equity Securities........................        7,088          3,877

Natural Resource Interests..................................        6,576          ---

Investment in Foreign Equity Affiliate......................        ---            3,197

Investment in Business Exchange International Corp..........        2,792          2,418

Investment in Fine Art .....................................           36          2,642

Goodwill and Purchased Member Lists, net....................        1,075          1,299

Notes Receivable, Long-Term Portion.........................          810            997

Other Assets................................................        1,604            947
                                                              ------------   ------------

                                                              $    29,968    $    23,406
                                                              ============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable.......................................  $       246    $       183
     Portion of receivables due to brokers .................          552            508
     Income taxes payable...................................          840             94
     Deferred tax liability.................................         ---           1,253
     Current portion of long-term indebtedness..............          166            138
     Other current liabilities..............................          263            390
                                                              ------------   ------------
         Total current liabilities..........................        2,067          2,566
                                                              ------------   ------------

Deferred Income Taxes.......................................          101            265
                                                              ------------   ------------

Long-term Indebtedness......................................           26            192
                                                              ------------   ------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 7,207,000 and 6,804,000 shares
        issued and outstanding..............................           72             68
     Paid-in capital........................................       19,114         16,386
     Net unrealized gain on marketable securities...........           60            132
     Treasury stock, at cost (3,900 shares in 1996).........        ---              (29)
     Retained earnings......................................        8,938          4,466
     Prepaid Printing.......................................         (410)          (640)
                                                              ------------   ------------
         Total stockholders' equity.........................       27,774         20,383
                                                              ------------   ------------
                                                              $    29,968    $    23,406
                                                              ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              For the Fiscal Years Ended July 31,
                                                       ------------------------------------------------
                                                           1997              1996              1995
                                                       ------------     -------------     -------------
Revenue
    Corporate trading revenue......................... $    11,602      $     16,936      $     14,210
    Trade exchange revenue............................      17,582            14,020             9,418
                                                       ------------     -------------     -------------
                                                            29,184            30,956            23,628
                                                       ------------     -------------     -------------
Costs and Expenses
    Costs of corporate trading........................       9,245            13,475            11,137
    Costs of trade exchange revenue...................       6,715             7,153             4,361
    Selling, general, and administrative..............       8,445             8,146             7,185
                                                       ------------     -------------     -------------
                                                            24,405            28,774            22,683
                                                       ------------     -------------     -------------

Income from Operations................................       4,779             2,182               945

Other Income (Expense)
  Interest income (expense), net......................          63                72                 3
  Dividends and subordination fees....................         ---               204               229
  Gain (loss) on sale of securities...................         138               (76)              222
  Miscellaneous, net................................           ---               ---               ---
                                                       ------------     -------------     -------------
                                                               201               200               454
                                                       ------------     -------------     -------------
Income Before Taxes and Equity in Net
  Income (Loss) of Foreign Affiliate..................       4,980             2,382             1,399

Provision for Income Taxes............................       1,755               908               522
                                                       ------------     -------------     -------------

Income Before Equity in Net  Income
  (Loss) of Foreign Affiliate.........................       3,225             1,474               877

Equity in Net Income (Loss) of Foreign
  Affiliate (net of tax provision of
  $1,247 in 1996).....................................       1,247               (90)              958
                                                       ------------     -------------     -------------
Net Income ...........................................  $    4,472      $      1,384      $      1,835
                                                       ============     =============     =============

Average Common and Equivalent Shares:
   Primary............................................       9,503             7,346              4,658
                                                       ============     =============     ==============

Net Income Per Common Share:
   Primary............................................ $      0.52      $        0.19     $        0.41
                                                       ============     ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Fiscal Years Ended July 31, 1997, 1996, and 1995
                                 (In thousands)

                                                          Unrealized
                                    Additional            Gain (Loss)
                    Common Stock      Paid-in   Retained      on       Treasury  Prepaid
                  ----------------
                   Shares   Amount    Capital   Earnings   Securities    Stock   Printing     Total
                  --------  ------  ----------  --------  -----------  --------  --------  -----------
Balance, July
  31, 1994          3,416   $   34  $    6,224  $   1,247 $       (4)  $   (69)  $         $    7,432

Stock sold for
  cash                941        9       2,000                                                  2,009
Stock issued for
  acquisitions and
  in exchange for
  member lists        556        6       1,326                                                  1,332
Stock exchanged
  for goods and                                                                                 1,079
  services            300        3       1,076
Unrealized Gain
  (Loss)                                                          96                               96
Net income,
fiscal 1995                                       1,835                                         1,835
                  --------  ------  ----------  --------  -----------  --------  --------  -----------

Balance, July
  31, 1995          5,213      52      10,626     3,082           92        (69)               13,783
Stock sold for
  cash              1,294      13       3,678                                                   3,691
Stock issued for
  acquisitions         60       1         644                                                     645
Stock exchanged
  for goods and
  services            237       2       1,438                                40
Prepaid printing                                                                                1,480
                                                                                    (640)        (640)
Unrealized Gain
  (Loss)                                                          40                               40
Net income,
  fiscal 1996                                     1,384                                         1,384
                  --------  ------  ----------  --------  -----------  --------  --------  -----------
Balance, July
  31, 1996          6,804      68      16,386     4,466          132        (29)    (640)      20,383
Stock sold for
  cash                175       2         422                                                     424
Stock and options
  issued for goods
  and services        228       2       1,214                                29                 1,245
Prepaid printing                                                                     230          230
Tax benefit from
  stock options                                   1,092                                         1,092
  exercised
Unrealized Gain
  (Loss)                                                         (72)                             (72)
Net income,
  fiscal 1997                                     4,472                                         4,472
                  --------  ------  ----------  --------  -----------  --------  --------  -----------

Balance, July       7,207   $  72   $  19,114   $ 8,938   $       60   $   ---   $  (410)  $   27,774
  31, 1997        ========  ======  ==========  ========  ===========  ========  ========  ===========









The accompanying notes are an integral part of the consolidated financial statements.

                                                 ITEX CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                                 For the Fiscal Years Ended July 31,
                                                            --------------------------------------------
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Cash Flows from Operating Activities
    Net income............................................  $     4,472     $     1,384     $     1,835
    Adjustments:
       Equity in net income of foreign affiliate and
            related deferred tax effect in 1997 and 1996..       (1,247)             90            (958)
       Depreciation and amortization......................          619             290             215
       Services paid for in stock and options.............          438             740             660
       Net trade revenue earned over trade costs  ........       (5,451)         (2,974)         (2,137)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................           25            (596)            288
       Deferred taxes.....................................         (170)            175             (48)
       Prepaids and other assets..........................          239            (224)            189
       Accounts payable and other current liabilities.....          (64)            239              13
       Portion of receivables due to brokers..............           44             (73)            (32)
       Income taxes payable...............................          746            (469)            388
       Deferred revenue...................................          ---             ---          (1,000)
                                                            ------------    ------------    ------------
         Net cash (used in) operating activities..........         (349)         (1,418)           (587)
                                                            ------------    ------------    ------------

Cash Flows From Investing Activities
    Business Exchange International, Inc. and other
        acquisitions                                               (345)         (2,158)            ---
    Equipment, information systems and other..............          (53)           (450)           (227)
                                                            ------------    ------------    ------------
          Net cash (utilized in) investing activities.....         (398)         (2,608)           (227)
                                                            ------------    ------------    ------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock...................          424           3,691           2,010
    Proceeds from notes payable...........................          ---             237             814
    Repayments of notes payable...........................         (165)           (125)           (937)
                                                            ------------    ------------    ------------
          Net cash provided by financing activities.......          259           3,803           1,887
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and equivalents...........         (488)          ( 223)          1,073
Cash and cash equivalents at beginning of period..........        1,301           1,524             451
                                                            ------------    ------------    ------------

Cash and Cash Equivalents at End of Period................  $       813     $     1,301     $     1,524
                                                            ============    ============    ============
Supplemental Cash Flow Information
Cash paid for interest....................................  $        25     $        29     $        30
Cash paid for income taxes................................          ---             610             180

Non-Cash Investing and Financing Activities
Investments, equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock, ITEX trade dollars, and other assets......        9,396           4,846           4,240

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trade Dollar Valuation in the Statement of Operations. The ratio of $1 per trade dollar is applicable to revenue and costs and expenses in the statement of operations with the exception of the effects of additional costs and expenses recorded as a result of the circumstances described under the preceding section "Abnormal Valuation of Trade Dollars." It should be noted that adjustments to trade dollar revenue may be offset by corresponding adjustments to expenses paid in trade dollars.

Trade Dollar Valuation in the Balance Sheet. The Company has expertise in trading. The Company has a blended cash-trade purchasing program in which it spends trade dollars that have been earned by the Company and U.S. dollars--in tandem--to pay for goods and services used by the Company in its operations.

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

Inventory Purchased and Sold for Trade Dollars. Purchases of inventory for principal party trading paid with trade dollars are valued at the amount of trade dollars paid unless the circumstances described in the preceding section "Abnormal Valuation of trade dollars" are present. For significant purchases of inventory for principal party trading paid for with trade dollars in which fair market values are determined to be materially different from the ratio of $1 per trade dollar, the fair market values are used in determining the accounting result of the transaction and the carrying value of the inventory. In such situations, an accounting adjustment is recorded to decrease the carrying value of the inventory to fair market value along with a decrease to income for the period.

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

Trading With Cash Equivalent Credits

Nature of Transactions. In addition to and separate from principal party trading transactions in which the Company acquires and sells inventories for trade dollars or other nonmonetary consideration, the Company enters into transactions in which it exchanges "Cash Equivalent Credits" for bulk inventory of corporations. These transactions occur completely outside the ITEX Retail Barter Exchange and do not involve trade dollars, which are completely different from Cash Equivalent Credits. The Company arranges the sale of the inventory for cash, which is retained by the Company.

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

Determination of Fair Market Value. Investments in stock of publicly-traded companies are stated at the current quoted market price of freely-trading stock of the investee. Convertible preferred stocks are stated at the current quoted market price of common shares that the preferred stock is convertible into or based on other measures of value, if more compelling .

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

Costs of Communication and Information Systems
----------------------------------------------
The Company capitalizes costs of purchasing and internal costs of developing and enhancing its communication and information systems. The Company capitalizes only direct costs of development after technological feasibility has been determined. Other costs related to development are expensed as incurred as research and development expenditures. Capitalized costs of communication and information systems are amortized over a 4 year period.

Depreciation and Amortization
-----------------------------
Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 3 to 10 years. Goodwill and Purchased Member lists are stated at cost and are amortized over periods ranging from 5 to 20 years.

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

Reclassifications
-----------------
Certain reclassifications to financial statements of prior fiscal years have been made to be consistent with classifications in the financial statements for the fiscal year ended July 31, 1997.

NOTE 2 - TRADE DOLLARS

At July 31, 1997, the Company had earned 786,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months. The Company intends to use these Trade Dollars to purchase goods and services from other members of the Exchange for use by the Company in its operations or for the purchase of equity securities of other companies.

At July 31, 1996, the Company had expended 41,000 ITEX trade dollars in excess of the amount of trade dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance." The ITEX Trading Rules that govern the Exchange specifically provide that the Company may expend Trade Dollars in excess of earned within certain guideline amounts. This practice is consistent with regulations of the International Reciprocal Trade Association ("IRTA"), the leading barter industry association which, among other things, provides regulations and other guidance on business practices and ethics within the industry. The ability to borrow trade dollars, just as other members of the exchange may, provides the Company with additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and Exchange members. The Company would be ultimately obligated to provide goods and services for sale to Exchange members to offset any amounts of Trade Dollars expended in excess of earned. This could be accomplished by the sale for Trade Dollars of the assets for which acquisition resulted in the Trade Dollars issued in excess of earned or other inventories, by otherwise earning Trade Dollars, or a combination of both.

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

NOTE 3 - NOTES RECEIVABLE

At July 31, 1997 and 1996, notes receivable consisted of the following:

                                                             July 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
                                                   (in thousands, except monthly
                                                          payment amounts)

  Note receivable in five equal annual
     installments, including interest at 6% per
     annum                                         $       480     $       600
  Note receivable from Business Exchange
     International, Inc., payable over a fifteen-
     year period in monthly installments of
     $3,513, including interest at 8%                      300             300
  Note receivable from former officer of SLI,
     Inc., currently due, with interest  at  8%            125             125
  Note receivable from ITEX USA, Inc.,
     currently due, with interest at 9%                    106             106
  Other                                                     84             226
                                                   ------------    ------------
                                                         1,095           1,357
  Less, current portion                                   (285)           (360)
                                                   ------------    ------------
                                                   $       810     $       997
                                                   ============    ============

NOTE 4 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:

                                                             July 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
                                                          (in thousands)

  Prepaid media advertising duebills               $     4,190     $     3,530
  Hotel roomnights                                       1,006           1,482
  Health products                                          653            ----
  Electronic products                                      278            ----
  Condominium timeshares                                   570            ----
  Miscellaneous inventory                                  242             190
                                                   ------------    ------------
                                                   $     6,939     $     5,202
                                                   ============    ============

NOTE 5 - AVAILABLE-FOR-SALE SECURITIES

Following is information about the value of available-for-sale securities at July 31, 1997 and 1996:

                                                 Gross          Gross
                                               Unrealized     Unrealized       Market
                                   Cost          Gains          Losses         Value
                               ------------   ------------   ------------   ------------
  July 31, 1997:
  Convertible preferred stock  $     3,928    $     ----     $       132    $     3,796
  Stock dividends receivable            90          ----            ----             90
  Common stock (restricted)          3,010            418            226          3,202
                               ------------   ------------   ------------   ------------
                               $     7,028    $       418    $       358    $     7,088
                               ============   ============   ============   ============

  July 31, 1996:
  Convertible preferred stock  $     3,163    $       138    $              $     3,301
  Stock dividends receivable           327                                          327
  Subordination fee receivable         255                            (6)           249
                               ------------   ------------   ------------   ------------
                               $     3,745    $       138    $        (6)   $     3,877
                               ============   ============   ============   ============

Subsequent to July 31, 1977 and through October 28, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,218,000, substantially increasing the liquidity of the Company.

During October 1997, the Company, through its wholly-owned foreign subsidiary, Associated Reciprocal Traders, Ltd., acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. Part of the purchase price was paid by the Company's conveyance to the seller of available-for-sale securities of $5,142,000.


NOTE 6 - NATURAL RESOURCE INTERESTS

On July 31, 1997, the Company commenced a partial redeployment of its assets and investment strategy by investing in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130,000 shares of common stock, paid $20,000 in cash and transferred media inventory, hotel room inventory, and fine art paintings and sculpture. The total carrying value of the acquired mineral properties of $6,576,000 has been confirmed in an appraisal by a firm of independent qualified mining consultants. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Subsequent to July 31, 1997, the Company obtained several additional mineral property claims at nominal cost by original claim staking.

NOTE 7 - GOODWILL AND PURCHASED MEMBER LISTS

On September 20, 1993, ITEX acquired the clients (member lists) of a trade exchange for $67,000 and subsequently, on January 10, 1995, the Company acquired additional clients for $76,000. The cost of the member lists is being amortized over a five-year period.

At July 31, 1997 and 1996, the unamortized balance of member lists consisted of the following:

                                                      July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                   (in thousands)
   Cost                                     $       142    $       142
   Accumulated amortization                         (91)           (60)
                                            ------------   ------------
                                            $        51    $        82
                                          ==============   ============

Amortization expense for member lists was $31,000, $28,000, and $21,000 for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

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

At July 31, 1997 and 1996, the unamortized balance consisted of the following:

                                                       July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                   (in thousands)
   Cost                                     $       348    $       348
   Accumulated amortization                        (174)          (104)
                                            ------------   ------------
                                            $       174    $       244
                                            ============   ============

Amortization expense was $70,000, $70,000 and $35,000 for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

On March 1, 1995, the Company acquired 100% of the common stock of Barter Exchange, Inc. (BEI) for $900,000, of which $657,825 represented the excess of cost over the fair value of net assets acquired. The excess of cost over net assets of the Company acquired is amortized on a straight-line basis over 20 years.

At July 31, 1997 and 1996, the unamortized cost consisted of the following:

                                                      July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                  (in thousands)
   Cost                                     $       658    $       658
   Accumulated amortization                         (82)           (47)
                                            ------------   ------------
                                            $       576    $       611
                                            ============   ============

Amortization expense was $36,000, $33,000 and $14,000 for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

On April 27, 1996, the Company acquired the assets and clients of Global Exchange Network, Inc. for $385,000, of which $257,000 represented the value of a noncompete agreement and $128,000 represented the value of the member list. At July 31, 1997 and 1996, the unamortized balance consisted of the following:

                                                      July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                   (in thousands)
   Cost                                     $       385    $       385
   Accumulated amortization                        (112)           (23)
                                            ------------   ------------
                                            $       273    $       362
                                            ============   ============

Amortization expense was $89,000, and $22,000 for the fiscal years ended July 31, 1997 and 1996.

NOTE 8 - OTHER ASSETS

At July 31, 1997 and 1996, property and equipment, which are included in Other assets, consisted of the following:

                                                      July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                  (in thousands)

   Office furniture and fixtures            $        96    $       111
   Computer equipment                               167            486
   Vehicles                                          29             29
   Leasehold improvements                           112            118
                                            ------------   ------------
                                                    404            744
   Less, accumulated depreciation                  (195)          (491)
                                            ------------   ------------
                                            $       209    $       253
                                            ============   ============

Depreciation expense for property and equipment was $108,000, $91,000, and $68,000 for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

At July 31, 1997 and 1996, capitalized equipment leases, which are included in Other assets, consisted of the following:

                                                       July 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
                                                   (in thousands)

   Computer and other equipment             $       175    $       175
   Less, accumulated depreciation                  (115)           (72)
                                            ------------   ------------
                                            $        60    $       103
                                            ============   ============

Depreciation expense for capitalized equipment leases was $42,000, $41,000 and $31,000 for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

At July 31, 1997, Other assets includes costs of purchasing and developing certain of the Company's information, communication, and Internet systems. During fiscal 1997 and 1996, the Company continued work on development projects that had been commenced in prior years. Research and development during the past two fiscal years has focused both on technological improvements and international expansion. During the fiscal year ended July 31, 1997, the Company spent a total of $166,000 on research and development for its communication and information systems, of which $31,000 was capitalized. During the fiscal year ended July 31, 1996, the Company spent a total of $577,000 on research and development for its communication and information systems, of which $560,000 was capitalized. During the fiscal year ended July 31, 1995, the Company spent a total of $169,000 on research and development for its communication and information systems, all of which was charged to expense.

When projects are completed and ready for general use, their costs are amortized over a four-year period. Amortization expense recognized during fiscal 1997 totaled $150,000.

NOTE 9 - BROKER PORTION OF ACCOUNTS RECEIVABLE

Independent brokers and brokers in Company-owned retail trade locations service the Company's clients. Brokers are entitled to a portion of collections by the Company from customers of the brokers, which is then payable within 35 days. The liability for amounts estimated to be collected in the future was $552,000 and $508,000 at July 31, 1997 and 1996, respectively.

NOTE 10 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250,000 was available to the Company as of July 31, 1997.

NOTE 11 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Notes Payable

At July 31, 1997 and 1996, long-term debt (including capital lease obligations) consisted of the following:

                                                                      July 31,
                                                          -------------------------------
                                                               1997              1996
                                                          --------------   --------------
                                                                     (in thousands)
   Note payable at $1,000 per month,  including interest
   at 7% per  annum,  collateralized  by  property  of a
   related party                                          $      ---       $          11

   Note payable at $8,300 per month,  including interest
   at 6% per annum                                                   78              185

   Note  payable at $600 per month,  including  interest
   at 8% per annum, collateralized by a vehicle
                                                                     21               26
   Capital leases                                                    65              108
   Other                                                             28             ---
                                                          --------------   --------------
                                                                    192              330
   Less, current maturities                                        (166)            (138)
                                                          --------------   --------------
                                                          $          26    $         192
                                                          ==============   ==============

The annual maturity of long-term debt (including capital leases) is as follows:

                                                          (in thousands)
                      Fiscal Year Ending July 31,
                           1998                           $         166
                           1999                                      26

Capital Leases

The Company leases equipment under six noncancellable capital leases. The leases, which expire during the years 1998 through 1999, have terms from three to five years and provide for aggregate monthly payments of $4,200. Future payments are included in the annual maturity schedule above. Following are the separate details of minimum future lease payments under capital leases for the next five years are as follows:

                                                              (in thousands)

                      Fiscal Year Ending July 31,
                           1998                               $          44
                           1999                                          26
                                                              --------------
                                                                         70
                      Less, imputed interest                             (5)
                                                              --------------
                      Present value of minimum lease payments            65
                      Less, current portion                             (39)
                                                              --------------
                                                              $          26
                                                              ==============

NOTE 12 - CAPITAL STOCK

Private Placements. During the year ended July 31, 1997, the Company received proceeds of $179,000 from a private placement of 55,000 units at $3.25 per unit, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock for $3.25 through June 18, 1999 and for $4.00 thereafter through June 18, 2000.

During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which then owned a 51% interest in Associated Reciprocal Traders, Ltd., the Company's then 49% owned foreign affiliate, pursuant to which Newcastle purchased 200,000 shares of the Company's common stock for $750,000. The Company also completed a private placement pursuant to which an individual purchased 56,000 shares of the Company's common stock for $210,000. The Company also completed a private placement pursuant to which an officer of the Company purchased 25,000 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

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

Under the terms of the Wycliff private placement, if the entire purchase price of $5,000,000 was paid no later than December 31, 1996, the Company would have been required to issue to Wycliff warrants to purchase an additional 250,000 shares of common stock at an exercise price of $4.89 per share. The private placement terms also provided that Wycliff would pay to the Company additional amounts equal to 8% per annum for any portion of the purchase price that was not paid on or before December 31, 1996. Further, the private placement provided that if Wycliff failed to pay at least $625,000 in any calendar quarter, the Company could, at its sole option, decline to thereafter sell any of the then unpurchased units to Wycliff. Wycliff did not pay the purchase price that was due for the calendar quarter ended September 30, 1996 and following quarters. Therefore, the Company may cancel the remaining portion of the private placement.

In addition, during the fiscal year ended July 31, 1996, the Company issued 350,000 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Options. Effective April 19, 1993, the Company adopted a Key Employee's Incentive Stock Option Plan (the 1993 Plan) that provides for the grant of options intended to meet the requirements of Internal Revenue Code Section 422, to purchase shares of the Company's common stock. Under the Plan, the Company may grant to the Optionee during the period ending on a date not more than ten years from the date of the grant of the option, the option to purchase common stock of the Company at a price per share equal to the bid price of the Company's traded common stock on the date of the grant of the option. The Company filed a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options issued or to be issued pursuant to the 1993 Plan.

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

During the fiscal year ended July 31, 1996, the Company received proceeds totaling $1,437,000 from the exercise of stock options to purchase 687,000 shares of common stock. During the fiscal year ended July 31, 1997, the Company received proceeds totaling $245,000 from the exercise of stock options to purchase 120,000 shares of common stock.

Following is a summary of activity under all stock option plans for the three-year period ended July 31, 1996:

                                                            Option Price (equal to Market
                                      Number of                Value) at Date of Grant
                                                       --------------------------------------
                                       Shares                Per Share               Total
                                   ----------------    -----------------------    -----------
   Balance at August 1, 1993....          305,000              $1.00              $  305,000
       Grants...................          203,000               3.38                 686,000
       Exercises................         (130,000)              1.00                (130,000)
                                   ----------------                               -----------
   Balance at July 31, 1994.....          378,000            1.00-3.38               861,000
       Grants...................          955,000            1.94-2.50             2,081,000
       Exercises................          (10,000)              1.00                 (10,000)
                                   ----------------                               -----------
   Balance at July 31, 1995.....        1,323,000            1.00-3.38             2,932,000
       Grants...................          905,000               6.13               5,541,000
       Exercises................         (687,000)           1.94-2.50            (1,437,000)
                                   ----------------                               -----------
   Balance at July 31, 1996.....        1,541,000            1.00-6.13             7,036,000
       Grants...................          775,000            3.50-3.75             2,851,000
       Exercises................         (120,000)           1.00-2.50              (245,000)
                                   ----------------                               -----------
   Balance at July 31, 1997.....        2,196,000            1.00-6.13            $9,642,000
                                   ================                               ===========

   Number of shares exercisable:
       July 31, 1997............       2,196,000
                                   ================
       July 31, 1996............       1,541,000
                                   ================

Effective September 3, 1997, the Board of Directors adopted a new stock option plan pursuant to which options to purchase up to 965,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant. Pursuant to the new stock option plan, options to purchase 765,000 shares were granted on September 3, 1997 at an exercise price of $3.19 per share.

The Company intends to request action by shareholders on stock option plans that were adopted on December 27, 1996 and September 3, 1997 by the Company's shareholders at the annual meeting of the Company's shareholders scheduled for January 8, 1998. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the stock option plans that were adopted on December 15, 1995, December 27, 1996 and September 3, 1997.

Warrants. During the fiscal year ended July 31, 1996, the Company received proceeds totaling $656,000 from the exercise of previously outstanding warrants to purchase 250,000 shares of common stock.

Prepaid Printing. The Company issued common stock in exchange for prepaid printing services totaling $640,000, of which $410,000 and $640,000 had not been performed as of July 31, 1997 and 1996, respectively. The Company has classified these balances as a reduction of stockholders' equity at July 31, 1997 and 1996, rather than as a prepaid expense and an increase to equity. The Company expects to use the balance of prepaid printing services remaining at July 31, 1997 in future periods.

Stock-Based Compensation. The Company has adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" as of August 1, 1996. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company issued options to purchase 405,000 shares of common stock to employees during fiscal 1997.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for fiscal 1997 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                                    Year Ended July 1, 1997
                                                     1997             1996
                                                --------------   -------------
                                                     (in thousands, except
                                                        per share amount)
   Difference between fair value and intrinsic
      value methods (additional compensation
      expense)                                  $         576    $      3,307

   Net income                                           4,121            (633)

   Net income (loss) per share                           0.48           (0.11)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 1997 and 1996: dividend yield of 0.0%, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years, respectively.

Because the Statement 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The impact on future years is not known or reasonably estimable.

Statement 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Accordingly, the implementation of Statement 123 may have a material effect on the Company's financial statements and the pro forma disclosures in the notes thereto in future periods.

NOTE 13 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX trade dollars and other noncash consideration) components of revenue for each of the fiscal years ended July 31, 1997, 1996, and 1995:

                                           Fiscal Years Ended July 31,
                                 --------------------------------------------
                                       1997           1996           1995
                                 --------------   ------------   ------------
                                                 (in thousands)
   Corporate Trading Revenue
       Trade                     $       9,893    $    12,003    $    12,402
       Cash                              1,709          4,933          1,808
                                 --------------   ------------   ------------
                                        11,602         16,936         14,210
                                 --------------   ------------   ------------
   Trade Exchange Revenue
       Trade                             7,566          5,427          4,204
       Cash                             10,016          8,593          5,214
                                 --------------   ------------   ------------
                                        17,582         14,020          9,418
                                 --------------   ------------   ------------
   Total Revenue
       Trade                            17,459         17,430         16,606
       Cash                             11,725         13,526          7,022
                                 --------------   ------------   ------------
                                 $      29,184    $    30,956    $    23,628
                                 ==============   ============   ============

NOTE 14 - FOREIGN LICENSE AGREEMENTS

On December 19, 1996, the Company announced the signing of an agreement with Ihlas Holdings, a major Turkish corporation, to license an ITEX Trade Exchange in Turkey, to be called Ihlas ITEX Barter SA. Under the agreement, which was effective January 1, 1997, Ihlas Holdings receives exclusive use of the ITEX name, trademarks, and proprietary barter accounting and management software for use in Turkey. The Company will receive royalties based on trade transactions generated through the new system, which will enable Ihlas ITEX clients to trade with ITEX members in other countries. Ihlas Holdings is one of Turkey's largest corporations and has 57 subsidiaries, which include interests in chemicals, textiles, food, electronics, health care, construction, media, banking, insurance, and international trade. Ihlas has already taken steps to expand the Ihlas ITEX barter network into nearby Kazakhistan, Turkistan, and Azerbijan.

The Company has license arrangements with companies operating in Canada, South Africa, and Australia that were established in prior fiscal years. During fiscal 1997, the Company has signed new agreements with licensees in Turkey, Norway, New Zealand and Romania and has extended the license arrangements in South Africa and Australia. In fiscal 1997, the Company reported revenue from foreign licensees totaling $386,000. The Company has also started to realize association and transaction fee revenue based on activity of the foreign licensees, which amounted to $15,000 in fiscal 1997.

NOTE 15 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                                       Fiscal Years Ended July 31,
                        ----------------------------------------------------
                              1997               1996              1995
                        --------------      -------------      -------------
                                           (in thousands)
     Current:
       Federal           $    1,603         $       607         $       475
       State                    244                 125                  94
                        --------------      -------------      -------------
                              1,847                 732                 569
                        --------------      -------------      -------------
     Deferred
       Federal                  (76)                147                 (40)
       State                    (16)                 29                  (7)
                        --------------      -------------      -------------
                                (92)                176                 (47)
                        --------------      -------------      -------------
                        $     1,755         $       908        $        522
                        ==============      =============      =============

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to the reported income tax follows:

                                      Fiscal Years Ended July 31,
                               -----------------------------------------
                                   1997          1996           1995
                               ------------   -----------   ------------
                                            (in thousands)
     Taxes at U.S. Federal
       statutory rate          $     1,417    $      757    $       444
     State income taxes                295           157             92
     Other                              43            (6)           (14)
                               ------------   -----------   ------------
                               $     1,755    $      908    $       522
                               ============   ===========   ============

At July 31, 1997 and 1996, deferred tax (assets) liabilities consisted of the following:

                                                          July 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------   -------------
                                                      (in thousands)

        Current deferred tax liabilities       $       ---    $      1,253
        Noncurrent deferred tax liabilities             101            265
        Current deferred tax assets                    ---            ---
        Noncurrent deferred tax assets                 ---            ---
        Valuation allowance                            ---            ---
                                               ------------   -------------
                                               $       101    $      1,518
                                               ============   =============

On November 27, 1996, the 51% owner of Associated Reciprocal Traders, Inc. ("ART"), then 49% owned by the Company, informed the Company of its intent to take immediate steps to distribute all the assets of ART to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided income taxes on its share of ART's undistributed earnings. At July 31, 1995, the cumulative amounts of reinvested income was approximately $1,590,000. As a result of the perceived inability to continue to reinvest its share of ART's earnings, the Company recognized a deferred provision for income taxes of $1,247,000 during the fourth quarter of the fiscal year ended July 31, 1996, which was reported as a reduction of the Company's share of equity in net income

(loss) of foreign affiliate in the statement of operations. This decreased net income by $1,247,000, or $0.17 per share.

During fiscal 1997, the Company explored alternative ways of terminating the relationship with the other stockholder of ART and during the quarter ended May 7, 1997, it was determined that this could be accomplished by the Company purchasing the other stockholder's interest, in which case the Company would not repatriate the foreign assets of ART. In the quarter ended May 7, 1997, the Company reversed the deferred liability for income taxes of $1,247,000 that had been recorded at July 31, 1997 as described above. On July 30, 1997, the Company completed the purchase of the remaining 51% interest.

NOTE 16 - INCOME PER SHARE

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

Under the 20% provision, all options and warrants are assumed to be exercised (3,737,000 shares at July 31, 1997) but an amount equal to only 20% of shares outstanding (1,441,000 shares at July 31, 1997) may be assumed to be repurchased, which results in incremental shares for the income per share computation of 2,296,000 shares, which when added to 7,207,000 shares outstanding at July 31, 1997, results in a total number of shares of 9,503,000 for the denominator in the income per share computation for the year ended July 31, 1997.

The numerator for the computation is equal to net income increased by a factor equivalent to interest income or a reduction in interest expense that would result from the use of funds that would be available from the conversion not used to repurchase stock because of the 20% limitation. For the year ended July 31, 1997, that would result in an increase to net income from interest income and reduction of interest expense, after tax effect, totaled $448,000. Because of these increases in net income that are required by the 20% provision, income per share cannot be directly computed using net income as reported in the statement of operations.

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

NOTE 17 - FOREIGN SUBSIDIARY

The Company has a wholly-owned foreign subsidiary, Associated Reciprocal Traders, Inc. ("ART"), which engages in international business, including commercial barter transactions as a buyer and seller of goods and services with companies and businesses in the international corporate barter marketplace. In 1993 the Company purchased a 49% interest in ART and through July 31, 1996, the Company accounted for its investment in and share of net income or loss of ART by the equity method. All of the undistributed earnings of the foreign affiliate were reinvested and were not expected to be remitted to the Company.

On November 27, 1996, the majority owner of ART informed the Company of its intent to take immediate steps to distribute all the assets of ART and to end the relationship with the Company. The Company had previously intended to reinvest its share of the earnings of this venture indefinitely and, accordingly, had not provided for income taxes on its share of ART's undistributed earnings. As a result of the perceived inability to continue to reinvest its share of ART's earnings, in the fourth quarter of fiscal 1996 the Company recognized a deferred provision for income taxes of $1,247,000, which reduced net income for the year ended July 31, 1996 by $0.17 per share. The deferred tax accrual which was reported as a reduction of the Company's share of equity in net income (loss) of foreign affiliate in the statement of operations for the fiscal quarter ended July 31, 1996. Commencing August 1, 1996 and through July 30, 1997, the Company accounted for its investment in ART by the cost method.

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

On July 30, 1997, the Company completed the purchase of the remaining 51% interest. The purchase price was $2,840,000, which was paid by conveyance of certain of the Company's available-for-sale securities and investments in fine art. The acquisition resulted in the purchase of the seller's interest in a portfolio of marketable securities held by ART. The Company has fully consolidated the assets and liabilities of ART in the consolidated balance sheet at July 31, 1997. The previously owned 49% interest in the assets of ART is carried in the consolidated balance sheet at July 31, 1997 based on historical cost. The newly-purchased share has been accounted for by allocating the cost of the purchase of the 51% interest to the underlying marketable securities based on respective fair values.

During October 1997, ART acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. VPB has never had any business operations other than ownership of the Samana Project.

The total purchase price consisted of cash of $1,250,000, ITEX Corporation common stock to have a market value at time of issuance of $1,000,000, and available-for-sale securities totaling $5,142,000 from the portfolio of ART. The purchase price is to be paid in installments ranging from payments at the time of contract signing to the final payment of ITEX Corporation common stock which is due within five days of the commencement of substantial construction on the property. The value of the acquired assets has been determined by independent appraisal of the property.

ART had no operations in the fiscal year ended July 31, 1997. Following is summary balance sheet data of ART as of July 31, 1996:

                                                           (in thousands)

     Total assets                                         $         5,679
                                                        ======================

     Current liabilities                                  $            84
     Stockholders' equity                                           5,595
                                                        ----------------------
     Total liabilities and equity                         $         5,679
                                                        ======================

The assets of ART as of July 31, 1996 consisted primarily of available-for-sale securities, none of which were securities of ITEX Corporation.

Following is financial information for the Company's foreign subsidiary as of July 31, 1997 and for the year then ended:

                                                           (In thousands)

     Revenue................................            $            ---
                                                        ==================
     Income (loss) from operations..........            $            ---
                                                        ==================
     Identifiable assets....................            $          6,415
                                                        ==================

NOTE 18 - BUSINESS CONCENTRATIONS

One customer accounted for $6,150,000 or 53% of corporate trading revenue and 21% of total revenue for the year ended July 31, 1997.

One customer accounted for approximately $3,200,000 or 19% of corporate trading revenue and 10% of total revenue for the year ended July 31, 1996.

Three customers accounted for approximately $6,200,000 or 44% of corporate trade revenue and 26% of total operating revenues for the year ended July 31, 1995.

The Company maintains its major cash balances at one financial institution located in Portland, Oregon. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, 1997, the Company's uninsured cash balance totaled $713,000.

NOTE 19 - ACQUISITIONS

Acquisition of Global Exchange Network. During the fiscal year ended July 31, 1996, the Company acquired the assets and business of Global Exchange Network of Irvine, California, including its membership base. The purchase price was $385,000, which was paid $200,000 in cash and by the issuance of a 6% promissory note for $185,000, payable in monthly installments of $8,331 including principal and interest, commencing with thefirst such payment on September 1, 1996, with monthly payments thereafter until the final payment on August 1, 1998. The acquisition has been accounted for by the purchase method. The purchase price was allocated to the following:

                                                  (in thousands)


     Member lists                                $         128
     Noncompete covenant                                   257
                                                 --------------
                                                 $         385
                                                 ==============

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

                                                  (in thousands)


     Accounts receivable                         $          242
     Goodwill                                               658
                                                 ---------------
                                                 $          900
                                                 ===============

The accompanying consolidated financial statements include operations of the subsidiary from March 1, 1995, the date of acquisition.

Acquisition of Travel Agents Hotel Guide. Effective February 10, 1995, ITEX acquired all of the business assets of Travel Agent's Hotel Guide (TAHG) in exchange for 125,000 shares of ITEX common stock valued at $328,125. Subsequently, the Company transferred the rights to use of the name "Travel
Agents Hotel Guide". The Company continues to obtain hotel room nights in exchange for advertising on the Company's web site. The purchase price was allocated as follows:
                                                  (in thousands)


     Fixed assets                                $           35
     Goodwill                                               293
                                                 ---------------
                                                 $          328
                                                 ===============

The accompanying consolidated financial statements include operations of TAHG for the period from February 10, 1995, the date of acquisition.

NOTE 20 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
          INTERNATIONAL CORPORATION AND RELATED LITIGATION

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

On December 20, 1996 SLI filed a motion for partial summary judgment requesting that the court rule as a matter of law that the contract is unambiguous and that the defendants had breached the contract for sale of the 50% interest in the BXI trade exchange. If the court found in favor of SLI on these issues, the motion asked that the court declare that SLI is 50% owner of the company which owns the BXI trade exchange or, alternatively, order the defendants to take whatever steps are necessary to transfer the assets of the BXI trade exchange to BXI. On March 12, 1997 the court ruled from the bench and granted SLI's motion for partial summary judgment. On April 8, 1997, the court rejected objections filed by the defendants to the proposed judgment and on April 21, 1997, a formal judgment was entered in favor of SLI. The critical portion of the judgment declares that BEI is the owner of the BXI Trade Exchange. The judgment also awards certain supplemental relief to effectuate this declaration, including requiring the defendants: (a) transfer all assets of the BXI Trade Exchange to BEI, (b) to provide the court and SLI with certificates of title to reflect the fact that BEI owns all assets of the BXI Trade Exchange, and (c) to preserve the status quo by operating the BXI Trade Exchange in the usual and ordinary course of business in conformity with all applicable laws and regulations.

On May 2, 1997, the defendants filed notices of appeal from the judgment entered against them. Defendants concurrently filed a "Deposit of Instruments" consisting of a "Bill of Sale" and a "Certificate of Ownership". The Bill of Sale purports to convey all the assets of the BXI Trade Exchange to BEI upon payment of $1,783,000 and if the judgment is affirmed on appeal. The Certificate states that BEI will own the assets of the BXI Trade Exchange if the judgment is affirmed on appeal.

The Company believes that these documents do not comply with the requirements of the judgment. SLI immediately filed an objection to the sufficiency of the documents and asked that the defendants be required to file a bond in a sufficient sum to assure SLI that the judgment will be complied with when it is upheld on appeal. A hearing to require a bond of between $2.5 million and $3.5 million or, alternatively, to appoint a receiver was heard on June 3, 1997. By letter ruling dated June 30, 1997, the Circuit court judge: (a) ordered that in order to obtain a stay pending appeal of the judgment, the defendants must post a bond totaling $1.2 million and deposit an unconditional certificate of ownership and bill of sale, and (b) awarded to SLI $193,000 in attorney fees and $16,000 in costs. Pursuant to legal action subsequent to entry of the judgment, the Court increased the attorney fees award to $218,000 and the costs award to $21,000.

On September 15, 1997, the parties participated in a mediation program mandated by the Oregon Court of Appeals. The parties and their attorneys met for several hours with a neutral mediator. Mediation does not result in a binding resolution of the disputes between the parties. However, the Company believes that the mediation process was fruitful in that it resulted in a framework under which the parties may yet be able to settle the disputes without exhausting the litigation process. As part of the efforts at settling, SLI has agreed to temporarily pause its actions in Nevada and California directed toward preserving its interest in the BXI Trade Exchange.


NOTE 21 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $18,000, $10,000 and $7,000 for the plan years ended December 31, 1996, 1995 and 1994, respectively.

The company has a bonus plan for its officers. Bonuses applicable to fiscal 1997 totaled $109,000.

N0TE 22 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities in Portland, Oregon; Orange County, California; and St. Louis, Missouri. Future minimum rental commitments pursuant to these leases are as follows:

                                           (in thousands)
     Fiscal Years Ending July 31,
          1998                               $     193
          1999                                     182
          2000                                     183
          2001                                     188
          2002                                      78

Of the minimum rental commitment due in fiscal 1998, $185,000 is payable in cash and $8,000 is payable in ITEX trade dollars.

N0TE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 requires the disclosure of fair value for financial instruments. The following disclosures are made in accordance with the requirements of that Statement. The estimated fair value has been determined by the Company using appropriate valuation methodologies and available or quoted market information.
                                               Carrying Amount      Fair Value
                                               ---------------   ---------------
                                                   (in thousands)
     Assets:
     -------
     Cash                                      $          813    $          813

     Trade dollars                                        786               786

     Accounts receivable                                1,084             1,084

     Notes receivable, current portion                    285               285

     Available-for-sale securities                      7,088             7,088


     Liabilities:
     ------------
     Accounts payable                                     246               246

     Portion of receivables due to brokers                552               552

     Current portion of long-term indebtedness            166               166

     Long-term portion of long-term
       indebtedness                                        26                26

Cash, trade dollars, accounts receivable, notes receivable, accounts payable, and portion of receivables due to brokers. The carrying value of such items approximates their fair value at July 31, 1997.

Available-for  sale  securities.   These  have  been  valued  using  appropriate
valuation methodologies and available or quoted market prices.

Current and long-term portion of long-term indebtedness. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

a)     1.    Financial Statements.  The following financial statements are filed as a part of this Form 10-K:

             The Index to Consolidated Financial Statements is set out in Item 8 herein.

          3.     Exhibits
                 Articles of Incorporation and Bylaws (incorporated by reference for Form 10 filed February 7, 1990)

         10.1 Barter Exchange, Inc. contract dated March 1, 1995 (incorporated by reference from Form 8-K filed June 16, 1995)

         10.2 Key Employees' Incentive Stock Option Plan (incorporated by reference from Form S-8 effective August 24, 1995,
                 File No. 33-95900)

         10.3 ITEX Corporation 1995-96 Key Employees' Stock Option Plan (incorporated by reference from proxy materials filed April 12,
                 1996)

         10.4 Contract with SLI, Inc. dated January 24, 1996 (incorporated by reference from Form 8-K filed February 7, 1996)

         10.5 Agreement for Purchase of ITEX Units by Wycliff Fund, Inc., dated as of January 1, 1996 ( incorporated by reference from Form 10-K filed November 12, 1996)

         10.6 Purchase and Sale Agreement with Pacific Mineral Resources, Inc., dated July 30, 1997

         10.7 Acquisition Agreement with Newcastle Services, Ltd., dated Jul 31, 1997

         10.8    Stock  Purchase  Agreement  with  Villas  Punta  Ballena P. por
                 A. and others dated October 16, 1997 (incorporated by reference from Form 8-K filed October 23, 1997)

         21.     Subsidiaries of the Company:
                   Barter Exchange, Inc., incorporated in Nevada
                   IME, Inc.,  incorporated in Nevada  (previously known as SLI,
                    Inc.)
                   ITEX Marketing Services, Inc., incorporated in Nevada Associated Reciprocal Traders, Ltd., incorporated in the
                     British Virgin Islands

        23.    Consent of Independent Certified Public Accountants

        27.    Financial Data Schedule for the Fiscal Year Ended July 31, 1997

                                                                    Exhibit 10.6
                           PURCHASE AND SALE AGREEMENT


         This PURCHASE AND SALE AGREEMENT (the "Agreement") is entered into effective July 30, 1997 (the AEffective Date@), by and between Pacific Mineral Resources, Inc., a Nevada corporation with principal offices at 1050 Flamingo, Suite 134, Las Vegas, Nevada (ASeller@), and ITEX Corporation, a Nevada corporation with principal offices at One Lincoln Center, P.O. Box 2309, Portland, OR 97208-2309 (APurchaser@).

         WHEREAS, Seller wishes to sell and Purchaser wishes to purchase all of Seller's right, title and interest in and to certain non-metallic mineral deposits for the consideration hereafter recited, all as more specifically described below;

         NOW, THEREFORE, in consideration of the mutual promises contained herein, the benefits to be derived by each party hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby expressly acknowledged, Seller and Purchaser agree as follows:

1.       Purchase and Sale

         Seller agrees to assign, transfer, set over and sell to Purchaser all of Seller's right, title and interest in and to the non-metallic mineral deposits (hereafter the "Properties") Properties which are situated in the State of Washington and more particular described in Exhibit "A" hereto which is incorporated herein by this reference.

2.       Purchase Price

         The purchase price for the Properties shall be US$6,495,000.00, payable in the form of:

         A. US$20,000 in cash, where $10,000 is payable at Closing and $10,000 to be paid 30 days after Closing;

         B. 130,000 shares of the newly issued common stock of ITEX Corporation (the AShares@) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"). The Shares will be "restricted stock" as that term is defined pursuant to the Act and will bear a legend substantially to the effect that the Shares may not be transferred without being registered under the Act or ITEX Corporation receiving an opinion of counsel satisfactory to ITEX Corporation that an exemption from registration is available and will otherwise be subject to Rule 144 under the Act;

         AND

         C. Various items set forth on Exhibit AB@ hereto which is incorporated herein by this reference.

3.       Closing and Deliveries

         A. Closing Date. Unless otherwise agreed between the parties, closing (the "Closing") shall occur at the office of Purchaser on or before July 30, 1997, or at such other time and place as shall be mutually agreed to in writing by the Parties.

         B. Deliveries by Seller. At closing, Seller shall deliver the following to Purchaser, in addition to all other steps and actions as Purchaser may reasonably request or as may otherwise by necessary to consummate the transaction contemplated hereby.

                  (i) Properly executed Power of Attorney providing for signature authority for the person whose name is affixed to this Agreement on behalf of Pacific Mineral Resources, Inc.; and

                  (ii) All certificates or other documents sufficient in the judgment of Purchaser to demonstrate that the Properties which are included in this transaction are legitimate and existing interests and that said Properties will be transferrred to Seller within a reasonable period of time at which time the Properties will be recorded with the appropriate county, state and federal authorities and thence transferred into the name of Purchaser or that of its designee.

         C. Deliveries by Purchaser. At closing, or as soon thereafter as practicable, Purchaser shall deliver the following to Seller, in addition to all steps and actions as Seller may reasonably request or as may otherwise be necessary to consummate the transaction contemplated hereby:

                  (i) A certificate or certificates for 130,000 restricted shares of ITEX Corporation stock.

                  (ii) A bill of sale transferring all items set forth on Exhibit AB@ free and clear of all liens and encumbrances. Said goods shall be delivered at Purchaser=s primary place of business, or such other place as the Parties may agree. Title to and risk of loss of the items shall pass to Seller as of the Closing date.


4.       Representations and Warranties of Seller

         Seller hereby represents and warrants to Purchaser that:

         A. Representations of Seller Regarding Issuance of the Shares. Seller hereby represents and warrants to Purchaser that:

                  (i) Seller is a corporation duly organized and existing under the laws of the state of Nevada.

                  (ii) Seller acknowledges that the receipt of the Shares as consideration involves a high degree of risk and further acknowledges that it can bear the economic risk of receiving the Shares as consideration, including the total loss of its investment.

                  (iii) Seller understands that the issuance of the Shares is being made pursuant to an exemption from registration under state law and with the Securities and Exchange Commission afforded by Section 4(2) of the Securities Act of 1933 (the "Act") and/or Regulation D adopted by the Commission relating to transactions by an issuer not involving any public offering. Consequently, the Shares are "restricted securities" as that term is defined under the federal securities laws and the materials submitted to Seller have not been subject to the review and comment by the Staff of the Commission, the National Association of Securities Dealers, Inc. or any state securities regulators. Therefore, ITEX is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of Seller set forth herein and in order to determine the applicability of such exemptions and the suitability of Seller to acquire the Shares. As a consequence thereof, Seller understands that it must bear the economic risks of receiving the Shares as consideration for at least one year under Rule 144 under the Act because the securities have not been registered under the Act, and therefore are subject to restrictions on transfer such that the securities may not be sold or otherwise transferred unless they are registered under the Act and any applicable state securities law or an exemption from such registration is available.

                  (iv) Seller is sufficiently experienced in financial and business matters to be capable of evaluating the merits and risks of this investment, and to make an informed decision relating thereto.

                  (v) In evaluating this investment, Seller acknowledges that none of the information contained in this Agreement or received from Purchaser constitutes legal or tax advice from Purchaser or any of its representatives, and that Seller has had full and complete opportunity to consult the legal, tax, financial and other advisors of its choice.

                  (vi) Seller is acquiring the Shares for investment purposes and has no present intention to sell the Shares. However, because Seller has elected to report income under IRS subchapter S, Seller does intend to convey the Shares to a maximum of two of its shareholders who will be bound by the same terms and representations as contained in this Agreement. Seller agrees not to make any disposition of all or any portion of the Shares unless and until there is in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement, or Seller shall have furnished Purchaser with an opinion of counsel, satisfactory to
                  Purchaser and its counsel, that such disposition does not require registration under the Act.

                  (vii) Seller is not an underwriter of, or dealer in, the Shares; and Seller is not participating, pursuant to a contractual agreement, in the distribution of the Shares other than as set forth in 4.A.(vi) above.

                  (viii)  The  certificate   representing  the  Shares  acquired
                  hereunder   will  bear  a  legend  on  the  face   thereof  in
                  substantially the following form:

                  "These securities have not been registered under the Securities Act of 1933, and may not be offered, offered for sale, or sold in the absence of an effective registration statement under the Act or an opinion of counsel satisfactory to the corporation that registration is not required."

                  (ix) Seller understands that no federal or state agency has passed on or made any finding or determination relating to the fairness for public investment in the Shares, or has passed or made, or will pass on or make, any recommendation or endorsement of the Shares.

                  (x)  Seller  is  an   "accredited   investor"  as  defined  in
                  Regulation D inasmuch as Seller is an entity in which all of the equity owners are accredited investors (check if true):

                             XX the net worth (or joint net worth  with  spouse)
                           of all equity owners of Seller at the time of execution of this Agreement exceeds $1,000,000.00.

                                       the   equity   owners  of   Seller   have
                           individual income in excess of $200,000.00 in each of the two (2) most recent years or joint income with spouse in excess of $300,000 in each of those years and said equity owners of Seller have a reasonable expectation of reaching the same income level in the current year.

                  (xi) Seller acknowledges that it has received copies of all Forms 10-K and 10-Q it has requested.

                  (xii) The foregoing representations and warranties are true and accurate as of the date hereof, shall be true and accurate as of the date of the delivery of the Shares, and shall survive thereafter. If Seller has knowledge, prior to the acceptance of this Agreement that any such representations and warranties shall not be true and accurate in any respect, Seller, prior to such acceptance, will give written notice of such fact to Purchaser specifying which representations and warranties are not true and accurate and the reasons therefor.

         B. Seller the Owner. Seller represents and warrants that it is the owner of the Properties described in Exhibit "A". Seller further represents and warrants that the Properties have been properly physically staked and recorded, that all applicable fees and charges have been paid, and that all applicable laws and regulations pertaining to the Properties have been complied with by Seller.

         C. Title and Related Matters. Seller has good and marketable title to the Properties on Exhibit AA@ to this Agreement free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except (a) statutory liens or claims not yet delinquent; and (b) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

         D. Litigation and Proceedings. There are no actions, suits, administrative or other proceedings pending or, to the knowledge of Seller threatened by or against Seller affecting the Properties described on Exhibit AA@ and to be transferred to Purchaser as set forth in this Agreement, at law or in equity, before any court or other governmental agency or instrumentality, domestic or foreign, or before any arbitrator of any kind. Seller does not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

         E. No Conflict with Other Instruments. The execution of this Agreement and the consummation of the transaction contemplated by this Agreement will not result in the breach of any term or provision of, or constitute an event of default under any material indenture, mortgage, deed of trust, or other material contract, agreement, or instrument to which Seller is a party or to which any of its properties or operations or the Properties are subject.

         F.       Compliance with Laws, Rules and Regulations.
                  -------------------------------------------
                  With respect to the Properties, Seller is not in default with respect to any order, writ, injunction, or decree of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, and there are no actions, suits, claims, proceedings or investigations pending or, to the knowledge of Seller threatened against it at law or in equity, or before or by any territorial federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality, in connection with the Properties. Purchaser has complied in all material respects with all laws, regulations, orders and state and federal regulatory filings applicable to the Properties.

         G. Consent of Third Parties. Seller will obtain the consent and approval of any and all third parties for the conveyance reflected by this Agreement, if any, and will provide
                  Purchaser with written evidence of all such consents and approvals, to the reasonable satisfaction of Seller.

         H. Information. No representation or warranty contained herein, nor statement in any document, certificate or schedule furnished or to be furnished pursuant to this Agreement by Purchaser or in connection with the transaction contemplated hereby, contains or contained any untrue statement of a material fact, nor does or will omit to state a material fact necessary to make any statement of fact contained herein or therein not misleading.

         I. Substitute Properties. Seller warrants that it will make available certain Substitute Properties of equivalent or greater value to Purchaser upon Purchaser's request if any defect in recording or valuation of the Properties listed on Exhibit "A" becomes apparent during the first six (6) months after Closing.

5.       Representations and Warranties of Purchaser

         A.       Seller hereby represents and warrants to Purchaser that:

                  (i) Organization. Purchaser is, and will be on the Closing Date, a corporation duly organized, validly existing, and in good standing under the laws of Nevada and has the corporate power, and is and will be duly authorized, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and orders of public authorities, to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the nature of the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on its business, operations, properties, assets, or condition. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this
                  Agreement in accordance with the terms hereof will not, violate any provision of Purchaser=s articles of incorporation or bylaws, or other agreement to which it is a party or by which it is bound.

                  (ii) Approval of Agreements. Purchaser has full power, authority, and legal right and has taken, or shall take, all action required by law, its articles of incorporation, bylaws, and otherwise to execute and deliver this Agreement and to consummate the transaction herein contemplated. The board of directors of Purchaser has authorized and approved the execution, delivery, and performance of this Agreement and the transaction contemplated hereby. This Agreement has been duly authorized, executed, and delivered by Purchaser and is the legal, valid and binding obligation of Purchaser, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, or other laws affecting enforcement of creditors= rights generally and by general principles of equity.

                  (iii)    Financial Statements.

                           (a) Included in the quarterly and annual reports filed by Purchaser with the Securities and Exchange Commission are the balance sheets of Purchaser as of the dates of each such report, and the related statements of operations, stockholder=s equity and cash flows for the periods indicated therein.

                           (b) All such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets of Purchaser present fairly, as of their respective dates, the financial position of Purchaser. Purchaser did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles, and all assets reflected therein present fairly the assets of Purchaser, in accordance with generally accepted accounting principles. The statements of operations, stockholder=s equity, and cash flows present fairly the financial position and results of operations of Purchaser as of their respective dates and for the respective periods covered thereby. Purchaser maintains a standard system of accounting established and maintained in a manner permitting the preparation of financial statements in accordance with generally accepted accounting principles.

                  (iv) Information. The information concerning Purchaser set forth in this Agreement is, as of the respective dates of such information, complete and accurate in all material respects and did not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. Purchaser shall cause all instruments, documents, and other data to be updated up to and including the Closing Date.

                  (v) Warranties Concerning the Shares. Purchaser hereby warrants that the Shares are free from any and all encumbrances, claims and restrictions not heretofore disclosed in writing, or any other fact which would defeat, hinder, diminish or affect in any way whatsoever the issuance, sale or value of said Shares to Seller.

         B. Title and Related Matters. Purchaser has good and marketable title to the items on Exhibit AB@ as set forth in this Agreement free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except
                  (a) statutory liens or claims not yet delinquent; and (b) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

                  C.  Litigation  and  Proceedings.
                      -----------------------------
                  There are no actions, suits, administrative or other proceedings pending or, to the knowledge of Purchaser threatened by or against Purchaser affecting the items on Exhibit AB@ as set forth in this Agreement to be transferred to Seller as set forth in this Agreement, at law or at equity, before any court or other governmental agency or instrumentality, domestic or foreign, or before any arbitrator of any kind. Purchaser does not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

         D. No Conflict with Other Instruments. The execution of this Agreement and the consummation of the transaction contemplated by this Agreement will not result in the breach of any term or provision of, or constitute an event of default under any material indenture, mortgage, deed of trust, or other material contract, agreement, or instrument to which Purchaser is a party or to which any of its properties or operations are subject.

6.       Termination

         This Agreement may be terminated any time prior to Closing:

         (A)      By Purchaser or Seller:

                  (i) With written notice prior to Closing if there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transaction contemplated by this Agreement and which, in the judgment of such party giving notice to terminate and based upon the advice of legal counsel, make it inadvisable to proceed with the transactions contemplated by this Agreement; or

         (B)      By Seller:

                  (i) With written notice pursuant hereto, on or prior to Closing, if Purchaser fails to, or does not appear in Seller's sole discretion, to be able to comply with the covenants or agreements contained in this
                           Agreement, or if any of the representations or warranties of Purchaser contained herein is, or becomes, false or misleading or inaccurate in any material respect.

         (C)      By Purchaser:

                  (i) With written notice prior to Closing if Seller fails to comply with the covenants or agreements contained in this Agreement; if Purchaser is not satisfied, in Purchaser's sole discretion, as to the nature of any contingent liabilities, if any, related to its acquisition and ownership of the Properties; or if any of the representations or warranties of Seller contained herein or in such related agreements are, or becomes, false or misleading or inaccurate in any material respect.

7.       Costs and Expenses

         All costs and expenses in the proposed sale and transfer described in this Agreement shall be borne by Purchaser and Seller in the following manner:

         (A) Attorneys Fees and Costs. Each party, Seller and Purchaser, having been represented by their own attorney in this transaction, shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary;

         (B) Recording, Transfer and Publishing Fees. The cost of recording, transferring and publishing any notice related to the Properties required by applicable law and all attorney's fees relating to compliance with said provisions, shall be borne by Seller;


         (C) Other Costs. Each party shall bear its reasonable share of all other Closing costs and expenses arising from this Agreement.

9.       Miscellaneous

         (A) Authority. The persons executing this Agreement are duly authorized to do so and each party has taken all action required by law or otherwise to properly and legally execute this Agreement.

         (B)      Notices.  Any notice under this  Agreement  shall be deemed to
                  have  been  sufficiently   given  if  sent  by  registered  or
                  certified mail, postage prepaid, addressed as follows:

                  To Seller:                Pacific Mineral Resources, Inc.
                            1050 Flamingo, Suite 134
                               Las Vegas, NV 84919

                  To Purchaser:     ITEX Corporation
                                            One Lincoln Center
                                            P.O. Box 2309
                             Portland, OR 97208-2309

                  or to any other address which may hereafter be designated by either party by notice given in such manner. All notices shall be deemed to have been given as of the date of receipt.

         (C) Entire Agreement. This Agreement sets forth the entire understanding between the parties hereto and no other prior written or oral statement or agreement shall be recognized or enforced.

         (D) Severability. If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provision which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

         (E) Assignment. Neither party may assign this Agreement without the express written consent of the other party; provided however, that any such Assignment shall be binding on and inure to the benefit of such successor or, in the event of death or incapacity, on the heirs, executors, administrators and successors of the assignor.


         (F) Applicable Law. This agreement shall be governed by and construed in accordance with the laws of the State of Oregon. Venue shall lie only in the State and Federal Courts in and for the County of Multnomah, State of Oregon as to all disputes arising under this agreement, and such venue is hereby consented to by the parties hereto.

         (G)      Attorneys'  Fees.  If any  legal  action  or  other  preceding
                  (nonexclusively including arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, the prevailing party will be entitled to recover actual attorneys' fees (including costs for appeals and collection) and other costs incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

         (H) No Third Party Beneficiary. Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties hereto, or their successors, any rights or remedies under or by reason of this Agreement, unless this Agreement specifically states such intent.

         (I) Counterparts. It is understood and agreed that this Agreement may be executed in any number of identical counterparts, each of which may be deemed an original for all purposes.

         (J) Broker's or Finder's Fee. Purchaser and Seller warrant that neither has incurred any liability, contingent or otherwise, for brokers' for finders' fees or commissions relating to this

                  Agreement  for  which  the other  shall  have  responsibility.
                  Except as otherwise provided herein, all fees, costs and expenses incurred by either party relating to this Agreement shall be paid by the party incurring the same.

         (K)      Amendment or Waiver.
                  -------------------
                  Every right and remedy provided herein shall be cumulative with every other right and remedy, either conferred herein, at law, or in equity, and may be enforced concurrently herewith, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to the Effective Date, this Agreement may be amended by a writing signed by all parties hereto, with respect to any of the terms contained herein, and any terms or condition of this Agreement may be waived or the time for performance hereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.


         (L)      Headings.   The  section  and  subsection   headings  in  this
                  Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (M) Schedules: Knowledge. Each party is presumed to have full knowledge of all information set forth in the other party's schedules delivered pursuant to this Agreement. Whenever any negative representation is made to the "knowledge" of any party, it shall be deemed to be a representation that no officer or director of such party, after reasonable investigation, has any knowledge of such matters.

         (N) Facsimile Transmission. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

"Seller"
PACIFIC MINERAL RESOURCES, INC.


By     /s/
  Name & Title


"Purchaser"
ITEX CORPORATION


By       /s/
  GRAHAM H. NORRIS, President and CEO

                                   EXHIBIT "A"

                                   Properties


Four separate unpatented mineral properties commonly referred to as:

1.  BOSSBURG #1

2.  SLATE CREEK #1 AND SLATE CREEK #2

3.  BANKG MOUNTAIN #1

4.  O/S #1 AND O/S #2

                                    Exhibit B

                                  List of Items

1.  Fine Art Paintings listed on Schedule 1 hereto and valued at $500,000.00

2.  Fine Art Sculptures listed on Schedule 2 hereto and valued at $2,300,000.00

3. Spot radio advertisements listed on Schedule 3 hereto and valued at $1,000,000.00

4.  Other Media credits listed on Schedule 4 hereto and valued at $500,000.00

5.  Television  time due  bills  from  American  Independent  Network  listed on
Schedule 5 hereto and valued at $1,100,000.00

6. Hotel room night due bill from Palm Villas, Florida, listed on Schedule 6 hereto and valued at $750,000.00

                                                                    Exhibit 10.7
                              Acquisition Agreement

         THIS ACQUISITION AGREEMENT (AAgreement@) is entered into with an effective date of July 31, 1997 (the AEffective Date@), by and between ITEX Corporation, a Nevada Corporation with principal offices at One Lincoln Center, P.O. Box 2309, Portland, OR 97208-2309 (AITEX@), and Newcastle Services Ltd., Inc., a non-U.S. corporation with principal offices at P.O. Box 623, Bank of Nova Scotia Building, Main Street, Charleston, Nevis, West Indies (ANewcastle@).

                                    Premises

         A. ITEX and Newcastle have negotiated a transaction whereby ITEX will acquire the fifty-one percent (51%) interest in Associated Reciprocal Traders, (AART@), a foreign corporation, owned by Newcastle in exchange for stock of Sky Scientific, Inc. and certain art work owned by ITEX and as set forth in this Agreement.

         B. The Parties have reached an agreement as to the business terms of the transaction and desire to set forth the details in this Agreement.

                                    Agreement

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the Parties agree as follows:

I.       ACQUISITION

         Newcastle shall sell to ITEX and ITEX shall purchase from Newcastle all of Newcastle=s interest in ART. Newcastle=s interest constitutes fifty-one percent (51%) of the issued and outstanding stock of ART and will hereafter be referred to as the AART Stock@.

II.      PURCHASE PRICE

         A. The purchase price for the ART Stock shall be US$3,327,000, payable in the form of:

                  (i) Transfer to Newcastle of all of ITEX=s right, title and interest in and to the common and preferred stock of Sky Scientific, Inc., a U.S. corporation, owned by ITEX, the precise number and make up of which stock is more particularly described on Exhibit 1 attached hereto; AND

                  (ii) Transfer to Newcastle of certain art work from among the inventory of such owned by ITEX and having a total appraised value of $590,000, the actual items of which art work are listed on Exhibit 2 attached hereto, and which will be shipped at the expense of ITEX as reasonably directed by Newcastle.

III.     CLOSING

         A. The closing for the transaction shall be ________________, 1997, (the AClosing Date@) at 10:00 am at ITEX=s principal office in Portland, Oregon, or at such other time and place as shall be mutually agreed to in writing by the Parties.

         B. Deliveries by Newcastle. Newcastle shall deliver the following to ITEX, in addition to all other steps and actions as ITEX may reasonably request or as may otherwise by necessary to consummate the transaction contemplated hereby.

                  (i) Certificates of good standing from the appropriate authorities, issued as of a date within five (5) days prior to the Closing Date, certifying that ART and Newcastle are in good standing as corporations in the jurisdictions in which they are incorporated.

                  (ii) Copies of the resolutions of Newcastle=s board of directors or other governing body authorizing the execution and performance of this Agreement.

                  (iii) All certificates or other documents representing Newcastle=s ownership of its 51% interest in ART together with such stock powers or other instruments necessary to transfer said certificates or documents on the books of ART.

         C. Deliveries by ITEX. ITEX shall deliver the following to Newcastle, in addition to all steps and actions as Newcastle may reasonably request or as may otherwise be necessary to consummate the transaction contemplated hereby:

                  (i) All certificates representing ITEX=s ownership of the Sky Scientific, Inc. stock, together with such stock powers necessary to transfer said certificates or documents on the books of Sky Scientific, Inc.

                  (ii) A bill of sale transferring the works of art as listed on
                  Schedule 2 free and clear of all liens and encumbrances. Said works of art shall be shipped or transferred as reasonably directed by Newcastle at the sole expense of ITEX. However, title to and risk of loss of the works of art shall pass to Newcastle as of the Closing Date.

IV.      TERMINATION

         A. This Agreement may be terminated by the board of directors of either Party at any time prior to the Closing Date if:

                  (i) A review of all financial and corporate information and proof of ownership of assets transferred and any other documents that may be reasonably requested by a Party to make an accurate determination of the status and value of said assets and to discharge the obligation of due diligence, causes the Party to make a reasonable determination that the transaction proposed in this Agreement is not in its best interests. Should either Party so determine, this Agreement may be terminated, with no further obligation, or an amendment hereto agreeable to both Parties may be proposed; OR

                  (ii)  There  shall  be any  actual  or  threatened  action  or proceeding before any court or any governmental body which shall seek to restrain, prohibit, or invalidate the transaction contemplated by this Agreement and which, in the judgment of the board of directors of either Party, made in good faith and on the advice of legal counsel, makes it inadvisable to proceed with the acquisition contemplated by this Agreement; OR

                  (iii)  Any  of  the  transactions   contemplated   herein  are
                  disapproved by any regulatory authority whose approval is required to consummate such transactions, or in the judgment of the board of directors of either Party, made in good faith and based on the advice of counsel, there is substantial likelihood that any such approval will not be obtained or will be obtained only on a condition or conditions which would be unduly burdensome, making it inadvisable to proceed with the acquisition.

         B. In the event of termination under this Article, no obligation, right, or liability shall arise hereunder, and each Party shall bear all of the expenses incurred by it in connection with the negotiation, preparation, and execution of this Agreement and the transaction contemplated hereby.

V.       REPRESENTATIONS, WARRANTIES, & COVENANTS OF NEWCASTLE

         Newcastle represents, warrants and covenants as follows:

         A.       Organization.
                  ------------
                  Newcastle and ART are, and will be on the Closing Date, corporations duly organized, validly existing, and in good standing under the laws of the jurisdiction in which each is incorporated and each has the corporate power, and is and will be duly authorized, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and orders of public authorities to carry on its business in all material respects as it is now being conducted. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of Newcastle=s or ART's articles of incorporation or bylaws, or other agreement to which either is a party or by which either is bound.

         B. Approval of Agreements. Newcastle has full power, authority, and legal right and has taken, or shall take, all action required by law, its articles of incorporation, bylaws, and otherwise to execute and deliver this Agreement and to consummate the transaction herein contemplated. This Agreement has been duly authorized, executed, and delivered by Newcastle and is the legal, valid and binding obligation of Newcastle, enforceable in accordance with its terms.

         C.       Capitalization.
                  --------------
                  The authorized capitalization of ART consists of _______________ shares of preferred stock, par value $
                  ________ per share, of which ____________ are issued and outstanding as of the Closing Date and __________________ shares of Common Stock, par value $_______ per share, of which __________________ are issued and outstanding as of the Closing Date, (the AART Stock@). All issued and outstanding shares of ART are legally issued, fully paid, and nonassessable and not issued in violation of the preemptive or other right of any person as of the Closing Date. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of ART.

         D.       Financial Statements.

                  (i) Prior to the Closing Date, Newcastle will provide to ITEX the following with respect to ART:

                           (1) financial statements (audited, if available), and
                  financial documentation for the three (3) years prior to the Effective Date and all historical financial statements and financial information whether audited or not;

                           (2)  pro-forma financial information;

                           (3)  due-diligence materials;

                           (4)  articles of incorporation and by-laws;

                           (5)  business plans;

                           (6)   proof  of   ownership   of   assets,   accounts
                  receivable, bank statements, and copies of deeds, liens, mortgages;

                           (7) a  certificate  of good  standing  issued  by the
                  jurisdiction of incorporation;

                           (8) any other documents that may be reasonably required by ITEX to complete its due diligence for the transactions contemplated in this Agreement and to permit ITEX to operate ART upon transfer of the ART stock to ITEX.

                  (ii) Newcastle warrants that all financial statements it provides have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved as explained in the notes to such financial statements. The ART balance sheets present fairly, in all material respects, as of their respective dates, the financial position of ART. ART did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles under which they were prepared, and all assets reflected therein present fairly the assets of ART in accordance with generally accepted accounting principles under which they were prepared. The consolidated statements of operations, shareholders= equity and cash flows present fairly the consolidated financial position and results of operations of ART as of their respective dates and for the respective periods covered thereby. Newcastle shall cause ART to continue to maintain a standard system of accounting established and maintained in a manner permitting the preparation of financial statements in accordance with generally accepted accounting principles under which they were prepared.

                  (iii) The books and records, financial and otherwise, of ART are in all material respects complete and correct and have been maintained in accordance with sound business and bookkeeping practices so as to accurately and fairly reflect, in reasonable detail, the transactions in and dispositions of the assets of ART. ART has maintained a system of internal accounting controls sufficient to provide reasonable assurances that

                           (1) any  transactions  have been and are  executed in
                  accordance    with    management=s    general   or    specific
                  authorization;

                           (2) such  transactions  are  recorded as necessary to
                  permit the preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements and to maintain accountability for assets;

                           (3) access to assets is permitted  only in accordance
                   with management=s general or specific authorization; AND

                           (4)  the  recorded   accountability   for  assets  is
                  compared with the existing assets at reasonable intervals, and appropriate action is taken with respect to any differences.

                  (iv) ART has filed or will have filed as of the Closing Date all tax returns required to be filed by it from inception to the Closing Date. All such returns and reports are accurate and correct in all material respects. ART has no liabilities with respect to the payment of any taxes (including any deficiencies, interest, or penalties) accrued for or applicable to the period ended on the date of the most recent audited balance sheet and adequately provided for, and all such dates and years and periods prior thereto and for which ART may at said date have been liable in its own right or as transferee of the assets of, or as successor to, any other corporation or entity, except for taxes accrued but not yet due and payable, and no deficiency assessment or proposed adjustment of any such tax return is pending, proposed, or contemplated. ART has not made any election pursuant to the provisions of any applicable tax laws (other than elections that relate solely to methods of accounting, depreciation, or amortization) that would have a material adverse effect on

                  ART, its financial condition, its business as presently conducted or proposed to be conducted, or any of its respective properties or material assets. Except as disclosed, there are no tax liens upon any of the assets of ART, and there are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of ART.

         E. Information. The information concerning ART and Newcastle set forth in this Agreement and in any Exhibits attached hereto are, as of the respective dates of such information, complete and accurate in all material respects and did not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. Newcastle shall cause all instruments, documents, and other data to be updated after the Effective Date up to and including the Closing Date.

         F. No Options or Warrants. There are no warrants or options, other calls, or commitments of any character relating to the authorized and unissued stock of ART as of the Closing Date. In addition, from and after the execution of this Agreement, ART will not issue any additional stock without the written consent of ITEX.

         G.       Absence of Certain  Changes or Events.  Except as set forth in
                  Schedule 5G, herein, since the date of the most recent ART balance sheet described in Article V.D, including the additional information referred to in Article V.E:

                  (i)      There has not been:

                           (1) any  material  adverse  change  in the  business,
                  operations,   properties,   level  of  inventory,  assets,  or
                  condition of ART taken as a whole, OR

                           (2) any damage,  destruction, or loss to ART (whether
                  or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of ART taken as a whole;

                  (ii)     ART has not:

                           (1) amended its articles of incorporation or bylaws;

                           (2) declared or made, or agreed to declare or make, any payment or dividends or distributions of any assets of any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem, any of its capital stock;

                           (3) waived any rights of value which in the aggregate
                  are extraordinary or material considering the business of ART;

                           (4) made any material change in its method of management, operation, or accounting;

                           (5) entered into any other material transactions;

                           (6) made any accrual or arrangement for or payment of
                  bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee;

                           (7) increased the rate of compensation  payable or to
                  become payable by it to any of its officers or directors or any of its employees whose monthly compensation exceeds One Thousands Dollars (US$1,000); OR

                           (8) made any increase in any  profit-sharing,  bonus,
                  deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with its officers, directors, or employees;

                  (iii) ART has not:

                           (1) granted or agreed to grant any options, warrants,
                  or other rights for its stocks, bonds, or other corporate securities calling for the issuance thereof;

                           (2) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability (absolute or contingent) except liabilities incurred in the ordinary course of business;

                           (3) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on the most recent ART balance sheet and current liabilities incurred since that date in the ordinary course of business;

                           (4) sold or transferred, or agreed to sell or transfer, any of its assets, properties, or rights (except assets, properties, or rights not used or useful in its business which, in the aggregate, are of a value less than US$5,000);

                           (5) made or permitted any amendment or termination of
                  any contract, agreement, or license to which it is a party if such amendment or termination is material; OR

                           (6) issued,  delivered, or agreed to issue or deliver
                  any stock, bonds, or other corporate securities including debentures (whether authorized and unissued or held as treasury stock);

                  AND

                  (iv) To the best knowledge of ART is not subject to any law or regulation which materially and adversely affects, or in the future may adversely affect, the business, operations, properties, or assets of ART.

         H.       Title and Related Matters.
                  -------------------------
                  Except as disclosed in Schedule 5H hereto or the most recent ART balance sheet and the notes thereto, ART has good and marketable title to all of its properties, inventory, interests in properties, and assets, which are reflected in the most recent ART balance sheet or acquired after that date

                  (except those sold or otherwise disposed of since such date in the ordinary course of business), free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except (a) statutory liens or claims not yet delinquent; and (b) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

         I. Litigation and Proceedings. Except as set forth in Schedule 5I hereto, there are no actions, suits, administrative or other proceedings pending or, to the knowledge of Newcastle or ART threatened by or against ART or affecting ART or its properties, at law or at equity, before any court or other governmental agency or instrumentality, domestic or foreign, or before any arbitrator of any kind. Newcastle does not have any knowledge of any default on its part or the part of ART with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

         J.       Contracts.  Except as set forth in Schedule 5J hereto:

                  (i) All contracts, agreements, franchises, license agreements, and other commitments to which ART is a party or by which its properties are bound and which are material to the operations or financial condition of ART are valid and enforceable by ART in all material respects;

                  (ii) Neither Newcastle nor ART is a party to or bound by, and its properties are not subject to, any material contract, agreement, other commitment or instrument; any charter or other corporate restriction; or any judgment, order, writ, injunction, decree, or award which materially and adversely affects, or in the future may (as far as Newcastle can now foresee) materially and adversely affect, the business, operations, properties, assets, or condition of ART;

                  AND

                  (iii) ART is not a party to any oral or written:

                           (1) contract for the employment of any officer, director, or employee which is not terminable on thirty (30) days- (or less) notice;

                           (2) agreement, contract, or indenture relating to the
                  borrowing of money;

                           (3) guarantee of any obligation, other than one on which ART is a primary obligor, for the borrowing of money or otherwise, excluding endorsements made for collection and other guarantees of obligations, which, in the aggregate do not exceed One Thousand Dollars (US$1,000);

                           (4) consulting or other similar contract with an unexpired term for more than one year or providing for payments in excess of One Thousand Dollars (US$1,000) in the aggregate;

                           (5) agreement  with any present or former  officer of
                  ART, OR

                           (6)   contract,   agreement,   or  other   commitment
                  involving payments by it of more than One Thousand Dollars (US$1,000), in the aggregate.

         K. Material Contract Defaults. ART is not in default in any material respect under the terms of any outstanding contract, agreement, lease, or other commitment which is material to its business, operations, properties, assets, or condition taken as a whole, and there is no event of default or other event which, with notice and lapse of time or both, would constitute a default in any material respect under any such contract, agreement, lease, or other commitment in respect under any such contract, agreement, lease, or other commitment in respect of which ART has not taken adequate steps to prevent such a default from occurring.

         L. No Conflict with Other Instruments. The execution of this Agreement and the consummation of the transaction contemplated by this Agreement will not result in the breach of any term or provision of, or constitute an event of default under, any material indenture, mortgage, deed of trust, or other material contract, agreement, or instrument to which Newcastle or ART is a party or to which any of the properties or operations of either is subject.

         M. Governmental Authorization. ART has all licenses, franchises, permits, and other governmental authorizations that are legally required to enable it to conduct its businesses in all material respects as conducted on the date of this Agreement. No authorization, approval, consent, or order of, or registration, declaration, or filing with, any court or other governmental body is required in connection with the execution and delivery by Newcastle of this Agreement and the consummation by Newcastle or ART of the transactions contemplated hereby.

         N. Compliance with Laws and Regulations. Newcastle and ART have complied with all applicable statutes and regulations of any federal, state, or other governmental entity or agency thereof, except to the extent that noncompliance would not materially and adversely affect the business, operations, properties, assets, or condition of ART taken as a whole or except to the extent that noncompliance would not result in the occurrence of any material liability for ART.

         O. Insurance. All of the insurable properties of ART are insured for its benefit in the amount of full replacement value (subject to reasonable deductibles) against losses due to fire and other casualty, with extended coverage, and other risks customarily insured against by persons operating similar properties are located and under valid and enforceable policies issued by insurers of recognized responsibility. Such policy or policies containing substantially equivalent coverage will be outstanding and in full force at the Closing Date, and copies of said policy or policies have been or will be, prior to Closing, delivered to ITEX.

VI.      REPRESENTATIONS, COVENANTS, & WARRANTIES OF ITEX

         ITEX represents and warrants as follows:

         A.       Organization.
                  ------------
                  ITEX is, and will be on the Closing Date, a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada, United States of America, and has the corporate power, and is and will be duly authorized, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and orders of public authorities, to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the nature of the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on its business, operations, properties, assets, or condition. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this
                  Agreement in accordance with the terms hereof will not, violate any provision of ITEX=s articles of incorporation or bylaws, or other agreement to which it is a party or by which it is bound.

         B.       Approval of Agreements.
                  ----------------------
                  ITEX has full power, authority, and legal right and has taken, or shall take, all action required by law, its articles of incorporation, bylaws, and otherwise to execute and deliver this Agreement and to consummate the transaction herein contemplated. The board of directors of ITEX has authorized and approved the execution, delivery, and performance of this Agreement and the transaction contemplated hereby. This Agreement has been duly authorized, executed, and delivered by ITEX and is the legal, valid and binding obligation of ITEX, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, or other laws affecting enforcement of creditors= rights generally and by general principles of equity.

         C.       Financial Statements.

                  (i) Included in the quarterly and annual reports files with the Securities and Exchange Commission are the balance sheets of ITEX as of the dates of each such report, and the related statements of operations, stockholder=s equity and cash flows for the periods indicated therein.

                  (ii) All such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets of ITEX present fairly, as of their respective dates, the financial position of ITEX. ITEX did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles. and all assets reflected therein present fairly the assets of ITEX, in accordance with generally accepted accounting principles. The statements of operations, stockholder=s equity, and cash flows present fairly the financial position and results of operations of ITEX as of their respective dates and for the respective periods covered thereby. ITEX maintains a standard system of accounting established and maintained in a manner permitting the preparation of financial statements in accordance with generally accepted accounting principles.

         D. Information. The information concerning ITEX set forth in this Agreement and in any Schedules attached hereto is, as of the respective dates of such information, complete and accurate in all material respects and did not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. ITEX shall cause all instruments, documents, and other data to be updated after the Effective Date up to and including the Closing Date.

         E. Title and Related Matters. Except as disclosed in Schedule 6E hereto or the most recent audited ITEX balance sheet and the notes thereto, ITEX has good and marketable title to:

                  (i) the common and preferred stock of Sky Scientific, Inc. as set forth in this Agreement; and

                  (ii)     all art work as set forth in this Agreement

                  free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except
                  (a) statutory liens or claims not yet delinquent; and (b) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

         F.       Litigation and Proceedings.
                  --------------------------
                  Except as set forth in Schedule 6F hereto, there are no actions, suits, administrative or other proceedings pending or, to the knowledge of ITEX threatened by or against ITEX affecting the property to be transferred to Newcastle as set forth in this Agreement, at law or at equity, before any court or other governmental agency or instrumentality, domestic or foreign, or before any arbitrator of any kind. ITEX does not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

         G. No Conflict with Other Instruments. The execution of this Agreement and the consummation of the transaction contemplated by this Agreement will not result in the breach of any term or provision of, or constitute an event of default under, any material indenture, mortgage, deed of trust, or other material contract, agreement, or instrument to which ITEX is a party or to which any of its properties or operations are subject.

         H. Governmental Authorization. ITEX has all licenses, franchises, permits, and other governmental authorizations that are legally required to enable it to conduct its businesses in all material respects as conducted on the date of this Agreement. No authorization, approval, consent, or order of, or registration, declaration, or filing with, any court or other governmental body is required in connection with the execution and delivery by ITEX of this Agreement and the consummation by ITEX of the transactions contemplated hereby.

         I. Compliance with Laws and Regulations. ITEX has complied with all applicable statutes and regulations of any federal, state, or other governmental entity or agency thereof, except to the extent that noncompliance would not materially and adversely affect the business, operations, properties, assets, or condition of ITEX taken as a whole or except to the extent that noncompliance would not result in the occurrence of any material liability for ITEX.

         J. Insurance. All of the art work to be transferred to Newcastle, as set forth in this Agreement, is insured for ITEX=s benefit in the amount of full appraised value (subject to reasonable deductibles) against losses due to fire and other casualty, with extended coverage, and other risks customarily insured against by persons operating similar properties are located and under valid and enforceable policies issued by insurers of recognized responsibility.

VII.     SPECIAL COVENANTS TO BE SATISFIED PRIOR TO CLOSING

         A.       Activities of Newcastle, ART and ITEX.

                  (i) From and after the date of this Agreement until the Closing Date and except as set forth in the respective schedules to be delivered by Newcastle and ITEX pursuant hereto or as permitted and contemplated by this Agreement, Newcastle, ART and ITEX shall each:

                           (1) carry on its business in substantially the same
                  manner as it has heretofore;

                           (2) maintain in full force and effect insurance comparable in amount and in scope of coverage to that now maintained by it;

                           (3) perform in all material respects all of its obligations under material contracts, leases, and instruments relating to or affecting its assets, properties, and business;

                           (4) use its best efforts to maintain and preserve its
                  business organization intact, to retain its key employees, and to maintain its relationships with its material suppliers and customers;

                           (5) duly and timely file for all  taxable  periods on
                  or prior to the Closing Date all tax returns required to be filed by or on behalf of such entity or for which such entity may be held responsible and shall pay, or cause to pay, all taxes required to be shown as due and payable during the period commencing on the date of this Agreement and ending on the Closing Date. All such tax returns shall be prepared in a manner consistent with the preparation of prior years= tax returns except as required by law or as agreed to by the parties hereto prior to the filing thereof;

                           (6) fully  comply  with and  perform in all  material
                  respects  all  obligations  and  duties  imposed  on it by all federal, state, county, and local laws and all rules, regulations, and orders imposed by federal, state, county, and local governmental authorities.

                  (ii) From and after the date of this Agreement and except as provided herein until the Closing Date, Newcastle shall NOT permit ART to:

                           (1) make any change in their articles of
                  incorporation or bylaws;

                           (2)  take  any  action   described  in  Article  V.F,
                  regarding options or warrants;

                           (3) enter into or amend any contract,  agreement,  or
                  other instrument of any of the types described in such party=s schedules, except that a party may enter into or amend any contract, agreement, or other instrument in the ordinary course of business; OR

                           (4) enter into any agreement, waiver, or other arrangement providing for an extension of time with respect to payment by, or assessment against, such entity or any of its subsidiaries of any tax due and payable with respect to the period commencing on the date of this Agreement and ending on the Closing Date.

         B. Indemnification by ITEX. ITEX shall indemnify and hold harmless Newcastle and its directors, officers and employees, from and against any and all losses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law that arise out of or are based upon actions or omissions of ART subsequent to the transfer of the ART Stock to ITEX as set forth in this Agreement.

                  This indemnity agreement shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of Newcastle and shall survive the consummation of the transaction contemplated by this Agreement.

         C. Indemnification by Newcastle. Newcastle shall indemnify and hold harmless ITEX and its directors, officers and employees, from and against any and all losses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law that arise out of or are based upon actions or omissions of ART prior to the transfer of the ART Stock to ITEX as set forth in this Agreement.

                  This indemnity agreement shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of ITEX and shall survive the consummation of the transaction contemplated by this Agreement.

         D. Third-Party Consents. Newcastle and ITEX agree to cooperate with each other in order to obtain any third-party consents to this Agreement and the transaction herein contemplated that are required.

VIII.    CONDITIONS PRECEDENT TO OBLIGATIONS OF ITEX

         The  obligations  of ITEX  under  this  Agreement  are  subject  to the
         satisfaction   at  or  before  the  Closing   Date,  of  the  following
         conditions:

         A. Accuracy of Representations. The representations and warranties made by Newcastle in this Agreement were true when made and shall be true at the Closing Date (except for changes therein permitted by this Agreement), and Newcastle shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by Newcastle prior to or at the Closing.

         B. No Material Adverse Change. Prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business, or operations of ART, nor shall any event have occurred which, with the lapse of time or the giving of notice, may cause or create any material adverse change in the financial condition, business, or operations of ART.

         C. Good Standing. ITEX shall receive a certificate of good standing from the appropriate authorities, dated within five
                  (5) days prior to the Closing Date, certifying that ART is in good standing as a corporation of the jurisdiction wherein it is incorporated.

         D. Other Items. ITEX shall have received such further documents, certificates, or instruments relating to the transaction contemplated hereby as ITEX may reasonably request.

IX.      CONDITIONS PRECEDENT TO OBLIGATIONS OF NEWCASTLE

         The  obligations  of Newcastle  under this Agreement are subject to the
         satisfaction   at  or  before  the  Closing   Date,  of  the  following
         conditions:

         A. Accuracy of Representations. The representations and warranties made by ITEX in this Agreement were true when made and shall be true at the Closing Date (except for changes therein permitted by this Agreement), and ITEX shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by ITEX prior to or at the Closing.

         B. No Material Adverse Change. Prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business, or operations of ITEX, nor shall any event have occurred which, with the lapse of time or the giving of notice, may cause or create any material adverse change in the financial condition, business, or operations of ITEX.

         C. Other Items. Newcastle shall have received such further documents, certificates, or instruments relating to the transaction contemplated hereby as Newcastle may reasonably request.

X.       MISCELLANEOUS

         A. Survival. All representations, warranties and covenants in this Agreement or pursuant hereto shall be deemed and construed to be continuing representations, warranties and covenants which shall survive the Closing Date and the execution and delivery of all instruments and documents herein provided for and any investigation at any time made on behalf of either party..

         B. Headings. Article and Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning of this Agreement or its interpretation.

         C. Entire Agreement. This Agreement and the Exhibits hereto constitute the entire agreement between the parties pertaining to the subject matter hereof and supersede all prior agreements, understandings, negotiations and discussions, whether oral or written, of the parties.

         D. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of the parties hereto.

         E. Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if delivered personally or sent by registered or certified mail, postage prepaid, as follows:


                  To ITEX Corp:
                           One Lincoln Center
                           P.O. Box 2309
                           Portland, OR 97208-2309

                  To Newcastle Services Ltd.
                           P.O. Box 623, Bank of Nova Scotia Building
                           Main Street
                           Charleston, Nevis
                           West Indies

                  or at such other address as shall be furnished in writing by the party to the other, and shall be deemed to have been given as of the date so delivered or deposited in the United States mail, as the case may be.

         F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original instrument and together shall constitute the entire Agreement.

         G. Applicable Law. This agreement shall be governed by and construed in accordance with the laws of the State of Oregon,

                  United States of America, and in the English language. Venue shall lie only in the State and Federal Courts in and for the County of Multnomah, State of Oregon as to all disputes arising under this agreement, and such venue is hereby consented to by the parties hereto.

         H. No Representation Regarding Tax Treatment. No representation or warranty is being made by any party to any other regarding the treatment of this transaction for federal and state income taxation. Each party has relied exclusively on its own legal, accounting, and other tax adviser regarding the treatment of this transaction for federal and state income taxes and on no representation, warranty, or assurance from any other party or such other party=s legal, accounting, or other adviser.

         I. Attorney=s Fees. In the event that any party institutes any action or suit to enforce this Agreement or to secure relief from any default hereunder or breach hereof, the breaching party or parties shall reimburse the non-breaching party or parties for all costs, including reasonable attorney=s fees, incurred in connection therewith and in enforcing or collecting any judgment rendered therein.

         J. Schedules; Knowledge. Whenever in any section of this Agreement reference is made to information set forth in the schedules provided by either Party, such reference is to information specifically set forth in such schedules and clearly marked to identify the section of this Agreement to which the information relates. Whenever any representation is made to the Aknowledge@ of either Party, it shall be deemed to be a representation that no officer or director of such party, after reasonable investigation, has any knowledge contrary to the statements made (or omitted) regarding such matters.

         K. Third-Party Beneficiaries. This Agreement is solely between ITEX and Newcastle and, except as specifically provided, no director, officer, stockholder, employee, agent, independent contractor, or any other person or entity shall be deemed to be a third party beneficiary of this Agreement.

         L.       Amendment or Waiver.
                  -------------------
                  Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and such remedies may be enforced concurrently, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to the Closing Date, this Agreement may be amended by a writing signed by both Parties, with respect to any of the terms herein, and any term or condition of this Agreement may be waived or the time of performance thereof may be extended by a writing signed by the Party for whose benefit the provision is intended.

         M. Brokers. Each party represents that there are no brokers or finders involved in the contemplated transaction.


         IN WITNESS WHEREOF, the parties have duly executed this Acquisition Agreement on the date above written.


ITEX Corporation
a Nevada corporation



By     /s/
   Name & Title:

                           Date:

Newcastle Services Ltd.
a corporation



By     /s/
   Name & Title:
                            Date:

Exhibit 1
Description of Sky Scientific Financial Inc. Stock

Two Hundred Fifty Thousand (250,000) shares of Class A Preferred Stock, par value $0.001 per share, face value Ten Dollars (US$10.00) per share, together with all accrued dividends.

                                    Exhibit 2
                             Description of Fine Art

                                                                      EXHIBIT 23

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
ITEX Corporation
Portland, Oregon

We consent to the incorporation by reference in the Registration Statement (Form S-8 File No. 33-95900) pertaining to the Key Employees' Incentive Stock Option Plan of ITEX Corporation, of our report with respect to the consolidated financial statements of ITEX Corporation included in the amended Annual Report (Form 10-K) for the fiscal year ended July 31, 1997.

Andersen, Andersen, & Strong, L.C.
Salt Lake City, Utah
October 28, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 28, 1997

                             ITEX CORPORATION


   October 28, 1997          /s/  Graham H. Norris, Sr.
----------------------       ---------------------------------------------------
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



/s/  Graham H. Norris, Sr.                                      October 28, 1997
--------------------------------------------------------------------------------
Graham H. Norris, Chairman of the Board of Directors, President and
Chief Executive Officer (principal executive officer and director)

/s/  Joseph M. Morris                                           October 28, 1997
--------------------------------------------------------------------------------
Joseph M. Morris, Senior Vice President and Chief Financial Officer
(principal accounting officer and director)

/s/  Mary Scherr                                                October 28, 1997
--------------------------------------------------------------------------------
Mary Scherr, Vice President of Broker Development, Director

/s/  Dr. Evan B. Ames                                           October 28, 1997
--------------------------------------------------------------------------------
Dr. Evan B. Ames, Director

/s/  Robert Nelson                                              October 28, 1997
--------------------------------------------------------------------------------
Robert Nelson,  Director

/s/  Dr. Charles Padbury                                        October 28, 1997
--------------------------------------------------------------------------------
Dr. Charles Padbury, Director