Form 10-Q
period 1997-11-20
ITEX CORPORATION
filed 1998-01-05
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                November 20, 1997

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


             Nevada                                              93-0922994
--------------------------------                            --------------------
State (or other jurisdiction of                             (IRS Employer
  incorporation or organization)                             Identification No.)


           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

       (Registrant's telephone number including area code)  (503) 244-4673
                                                          ------------------



Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X                          No
                         ------                         -----

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                              at December 31, 1997:

                                    7,439,000

                       (This Form 10-Q includes 22 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                November 20, 1997

                                      INDEX
                                                                          Page
                                                                        --------

PART I.        FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT NOVEMBER 20, 1997 AND
        JULY 31, 1997                                                      3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIXTEEN
        WEEK PERIODS ENDED NOVEMBER 20, 1997 AND 1996                      4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIXTEEN
        WEEK PERIODS ENDED NOVEMBER 20, 1997 AND 1996                      5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      12
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 PART II.      OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                            18

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                          November 20,
                                                             1997            July 31, 1997
                                                         -------------       -------------
                                   ASSETS
Current Assets
     Cash and cash equivalents...........................$    1,627          $      813
     Trade dollars.......................................     1,596                 786
     Accounts receivable, net of allowance for doubtful
      accounts of $193 and $115..........................     1,205               1,084
     Notes receivable....................................       321                 285
     Prepaids and other current assets...................       361                  80
                                                         -------------       -------------
         Total current assets............................     5,110               3,048

Inventory for Principal Party Trading....................     5,934               6,939

Available for Sale Equity Securities.....................     4,287               7,088

Natural Resource Interests...............................     6,611               6,576

Investment in Samana Resort .............................     7,404                ----

Investments in and Advances to Unconsolidated Entities...     3,532               3,092

Goodwill and Purchased Member Lists, net.................     1,006               1,075

Notes Receivable, Long-Term Portion......................       510                 510

Other Assets.............................................     1,570               1,640
                                                         -------------       -------------
                                                         $   35,964          $   29,968
                                                         =============       =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable....................................$      239          $      246
     Portion of receivables due to brokers ..............       593                 552
     Income taxes payable................................       692                 840
     Current portion of long-term indebtedness...........       100                 166
     Other current liabilities...........................       658                 263
                                                         -------------       -------------
         Total current liabilities.......................     2,282               2,067
                                                         -------------       -------------
Deferred Income Taxes....................................       117                 101
                                                         -------------       -------------

Long-term Indebtedness...................................        26                 26
                                                         -------------       -------------
Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 7,416,000 and 7,207,000 shares
        issued and outstanding...........................        74                  72
     Paid-in capital.....................................    19,827              19,114
     Net unrealized gain on marketable securities........     3,588                  60
     Retained earnings...................................    10,355               8,938
     Prepaid printing....................................      (305)               (410)
                                                         -------------       -------------
         Total stockholders' equity......................    33,539              27,774
                                                         -------------       -------------
                                                         $   35,964          $   29,968
                                                         =============       =============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                           Sixteen Weeks Ended      Sixteen Weeks Ended
                                            November 20, 1997        November 20, 1996
                                           -------------------      -------------------
Revenue
  Corporate trading revenue.............. $         7,796           $        1,554
  Trade exchange revenue.................           5,234                    4,761
                                           -------------------      -------------------
                                                   13,030                    6,315
                                           -------------------      -------------------
Costs and Expenses
  Costs of corporate trading.............           6,970                    1,189
  Costs of trade exchange revenue........           2,242                    2,346
  Selling, general, and administrative...           2,738                    2,131
                                           -------------------      -------------------
                                                   11,950                    5,666
                                           -------------------      -------------------

Income from Operations...................           1,080                      649

Other Income (Expense)
  Net gains on sale of investments.......           1,097                      ---
  Interest income (expense), net.........              37                       11
                                           -------------------      -------------------
                                                    1,134                       11
                                           -------------------      -------------------
Income Before Taxes......................           2,214                      660

Provision for Income Taxes...............             797                      250
                                           -------------------      -------------------

Net Income ..............................  $        1,417           $          410
                                           ===================      ===================

Average Common and Equivalent Shares ....            10,441                  7,394
                                           ===================      ===================

Net Income Per Common Share .............   $          0.15         $         0.06
                                           ===================      ===================
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.












                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Sixteen Weeks Ended     Sixteen Weeks Ended
                                                           November 20, 1997       November 20, 1996
                                                          -------------------     -------------------
Cash Flows from Operating Activities
    Net income............................................  $        1,417          $         410
    Adjustments:
       Depreciation and amortization......................             190                    166
       Services paid for in stock.........................             600                    170
       Gain on sales of available-for-sale securities.....          (1,097)                  ----
       Net trade revenue earned over trade costs  ........            (267)                  (834)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................            (157)                  (205)
       Deferred taxes.....................................              16                   ----
       Prepaids and other assets..........................             109                    (13)
       Accounts payable and other current liabilities.....             138                    (10)
       Portion of receivables due to brokers..............              41                     60
       Income taxes payable...............................            (148)                   232
                                                          -------------------     -------------------
         Net cash provided by (used in) operating
               activities.................................             842                    (24)
                                                          -------------------     -------------------

Cash Flows From Investing Activities
    Gain on sales of available-for sale securities........           1,097                   ----
    Investment in Samana Resort...........................          (1,004)
    Investments in and advances to unconsolidated
        entities..........................................            (240)                   (77)
    Additions to equipment and information systems........             (21)                   (35)
                                                          -------------------     -------------------
          Net cash (used in) investing activities.........            (168)                  (112)
                                                          -------------------     -------------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock...................             204                      1
    Repayments of notes payable...........................             (64)                   (44)
                                                          -------------------     -------------------
          Net cash provided by (used in financing
                activities................................             140                    (43)
                                                          -------------------     -------------------

Net increase (decrease) in cash and equivalents...........             814                   (179)

Cash and cash equivalents at beginning of period..........             813                   1,300
                                                          -------------------     -------------------

Cash and Cash Equivalents at End of Period................$          1,627        $          1,121
                                                          ===================     ===================
Supplemental Cash Flow Information
Cash paid for interest....................................$              3        $              6
Cash paid for income taxes................................             950                    ----

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................              40                       68

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles", which consist of four weeks each. The Company reports quarterly results using three quarters, each consisting of three four-week accounting cycles, and one quarter consisting of four four-week accounting cycles. Accordingly, the dates for the fiscal ends of the Company's quarters for public reporting are as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1997 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended November 20, 1997 and 1996 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the sixteen week period ended November 20, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1997 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - TRADE DOLLARS

At November 20, 1997, the Company had earned 1,596,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. At July 31, 1997, the Company had earned 786,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. The Company has decreased purchases of inventory for principal party trading while accumulating trade dollars for use in, among other things, paying a portion of the development costs of the Villas Punta Ballena Samana Resort (the "Samana Resort"), which is described in Note 5 to Consolidated Financial Statements included in this Form 10-Q. Since full cash financing for the development costs are expected to be obtained, this should enable the Company to effectively convert ITEX Trade Dollars so expended into cash.

The Company has classified net positive Trade Dollar balances as a current asset because the Company expects to utilize the full amount within the 12 months following the respective balance sheet dates. In addition to paying a portion of the costs of developing the Samana Resort project, the Company intends to use these Trade Dollars to purchase goods and services from other members of the Exchange for use by the Company in its operations or for the purchase of equity securities of other companies.

NOTE 3 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:


                                         November 20,
                                             1997              July 31, 1997
                                      ------------------     ------------------
                                                   (in thousands)


   Prepaid media advertising duebills  $        3,972        $         4,190
   Hotel roomnights                               819                  1,006
   Health products                                651                    653
   Electronic products                           ----                    278
   Condominium timeshares                         228                    570
   Miscellaneous inventory                        264                    242
                                      ------------------     ------------------
                                      $         5,934        $         6,939
                                      ==================     ==================

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Generally accepted accounting principles require that these net gains and cash flows not be included in income from operations in the statement of operations and in cash provided by operations in the statement of cash flows. However, these securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities. The sale of these securities for cash has resulted in conversion of trade income previously reported by the Company into cash and, accordingly, the Company considers these gains and cash flows to be an intrinsic part of the Company's operating activities. The Company intends to continue to use this strategy as part of its basic operations.

Available for sale securities of $4,287,000 at November 20, 1997 includes securities with market value totaling $6,599,000 less deferred taxes totaling $2,312,000 that would be payable as a result of gains on the presumed sale of the securities.

NOTE 5 - INVESTMENT IN SAMANA RESORT

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

The Company paid cash of $1,000,000 during the quarter ended November 20, 1997 and agreed to pay additional cash of $250,000 upon the finalization of a credit facility agreement for funding of the project, which has been included in other current liabilities. The Company conveyed to the other parties available-for-sale securities totaling $5,142,000 from the investment portfolio of ART and also agreed to issue to the other parties ITEX Corporation common stock with market value of $1,000,000 upon the substantial beginning of construction on the project. The carrying value of the interest in the Samana Resort was determined by an independent appraisal of the property.

NOTE 6 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Investments in and advances to unconsolidated entities includes $3,132,000 and $3,092,000 at November 20, 1997 and July 31, 1997, respectively, related to the Company's interest in Business Exchange International Corp.

During the quarter ended November 20, 1997, the Company invested 200,000 ITEX Trade Dollars and $200,000 cash in GlobalTel Resources, Inc. ("GlobalTel"), a company that expects to complete an initial public offering in early 1998. The Company received $200,000 of unregistered stock computed at the initial public offering price. The Company also received a "bridge financing" note receivable for $200,000 with interest at 10%, payable at the earlier of the date of completion of a firm commitment underwritten public offering providing gross proceeds of at least $15,000,000 or January 2, 1999. The Company also received rights to $200,000 of common stock computed at the initial public offering price, which is to be registered in the initial public offering. The Company has agreed to a "lock up period" of nine months after the initial public offering, during which time the Company may be required to hold such stock.
The Chairman and Chief Executive Officer of GlobalTel is a Director of the Company.

NOTE 7 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. The term of the line of credit was extended to March 1, 1997 to enable the negotiation of a new credit facility. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of November 20, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire credit line amount of $250,000 was available to the Company as of November 20, 1997.

NOTE 8 - CAPITAL STOCK

Stock Option Plan. On September 3, 1997, the Board of Directors adopted a new stock option plan pursuant to which options to purchase up to 965,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant. Pursuant to the new stock option plan, options to purchase 765,000 shares were granted on September 3, 1997 at an exercise price of $3.19 per share.

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

NOTE 9 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX Trade Dollars and other noncash consideration) components of revenue for the sixteen week periods ended November 20, 1997 and 1996:

                                       Sixteen Weeks Ended         Sixteen Weeks Ended
                                     November 20, 1997, 1996        November 20, 1996
                                     -----------------------     -----------------------
                                                       (in thousands)
     Corporate Trading Revenue
        Trade                            $    7,053                  $      776
        Cash                                    743                         778
                                         -----------                 -----------
                                              7,796                       1,554
                                         -----------                 -----------
     Trade Exchange Revenue
        Trade                                 2,417                       1,615
        Cash                                  2,817                       3,146
                                         -----------                 -----------
                                              5,234                       4,761
                                         -----------                 -----------
     Total Revenue
        Trade                                 9,470                       2,391
        Cash                                  3,560                       3,924
                                         -----------                 -----------
                                         $   13,030                  $    6,315
                                         ===========                 ===========


NOTE 10 - INCOME PER SHARE

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

Under the 20% provision, all options and warrants are assumed to be exercised (4,508,000 shares at November 20, 1997) but an amount equal to only 20% of shares outstanding (1,483,000 shares at November 20, 1997) may be assumed to be repurchased, which results in incremental shares for the income per share computation of 3,025,000 shares, which when added to 7,417,000 shares outstanding at November 20, 1997, results in a total number of shares of 10,441,000 for the denominator in the income per share computation for the quarter ended November 20, 1997.

The numerator for the computation is equal to net income increased by a factor equivalent to interest income or a reduction in interest expense that would result from the use of funds that would be available from the conversion not used to repurchase stock because of the 20% limitation. For the quarter ended November 20, 1997, that would result in an increase to net income from interest income and reduction of interest expense, after tax effect, totaled $112,000. Because of this increase in net income for computation of income per share is required by the 20% provision, income per share cannot be directly computed using net income as reported in the statement of operations.

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

NOTE 11 - ACQUISITION OF 50% INTEREST IN BUSINESS EXCHANGE
                 INTERNATIONAL CORPORATION AND RELATED LITIGATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At November 20, 1997, the Company's working capital ratio was 2.2 to 1, based on current assets of $5,110,000 and current liabilities of $2,282,000. The Company's working capital ratio at July 31, 1997, was 1.5 to 1, based on current assets of $3,048,000 and current liabilities of $2,067,000. The improvement in working capital resulted primarily from the following factors:


     (a) An increase in the Company's cash and short-term cash investments to $1,627,000 at November 20, 1997, from the July 31, 1997 total of $813,000. This was primarily attributed to the sale of available-for-sale securities in which the Company realized net proceeds of $3,315,000. These securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities. The sale of these securities for cash has resulted in conversion of trade income previously reported by the Company into cash and, accordingly, the Company considers these gains and cash flows to be an intrinsic part of the Company's operating activities. The Company intends to continue to use this strategy as part of its basic operations.

     (b) An increase in the Company's net ITEX retail trade credits earned, which increased the Company's account in the ITEX Retail Trade Exchange at November 20, 1997 to 1,596,000 Trade Dollars from 786,000 Trade Dollars at July 31, 1997. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months. The
          Company intends to use these Trade Dollars to purchase goods and services from members of the Exchange for use by the Company in its operations or for the purchase of other assets, including equity securities of other companies and for construction costs of the Samana Resort project.

Total stockholders' equity increased to $33,539,000 at November 20, 1997, from $27,774,000 at July 31, 1997. The increase in stockholders' equity was primarily attributable to the following two factors:

     (a)  Continued profitable operations of the Company.

     (b) An increase in the unrealized gain on available-for-sale securities to $3,588,000 at November 20, 1997 from $60,000 at July 31, 1997.
          Available  for sale  securities  of  $4,287,000  at November  20, 1997 includes securities with market value totaling $6,599,000 less deferred taxes totaling $2,312,000 that would be payable as a result of gains on the presumed sale of the securities.

The Company reported positive cash flow from operating activities of $842,000 for the fiscal quarter ended November 20, 1997, as compared to negative cash flow from operating activities of $24,000 for the fiscal quarter ended November 20, 1996.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. These securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities and are an intrinsic part of the Company's operating strategy for realizing profits and the conversion of trade profits to cash. The Company has included $2,218,000 in cash flow from operating activities, which represents the portion of the proceeds that are the conversion of reported trade income into cash. The Company has included the net gain on the sale of the available-for-sale securities of $1,097,000 in cash flows from investing activities.

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

Development Activities

Manufacturers  Trade  Exchange.
-------------------------------
The Company has formed a partnership with Manufacturers Trade Exchange LLC ("MTX"), to represent and facilitate trade transactions for manufacturers nationwide. Working with the centers of the Manufacturing Extension Partnership ("MEP"), a program sponsored by the U.S. Department of Commerce, MTX can access a data base of approximately 381,000 U.S. manufacturers. MTX will, among other things, facilitate electronic commerce, non-cash exchange and trade of products and services between U.S. manufacturers and service providers. The Company believes that this expansion will provide important growth and market penetration within the manufacturing sector.

RESULTS OF OPERATIONS


Comparison of  Sixteen-Week  Periods Ended  November 20, 1997 (First  Quarter of
--------------------------------------------------------------------------------
Fiscal 1998) and  Sixteen-Week  Period Ended November 20, 1996 (First Quarter of
------------
Fiscal 1997)
------------

Overall Operating Results

Total revenue more than doubled to $13,030,000 in the first quarter of fiscal 1998 from $6,315,000 in the first quarter of fiscal 1997. Income from operations increased 66% to $1,080,000 in the first quarter of fiscal 1998 from $649,000 in the first quarter of fiscal 1997.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Generally accepted accounting principles require that these net gains not be included in income from operations in the statement of operations. However, these securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities and are an intrinsic part of the Company's operating strategy for realizing profits and for the conversion of trade profits to cash.

Net income increased to $1,417,000, or $0.15 per share, in the first quarter of fiscal 1998, from $410,000, or $0.06 per share in the first quarter of fiscal 1997.

Revenue

Total Revenue. Total revenue more than doubled to $13,030,000 in the first quarter of fiscal 1998 from $6,315,000 in the first quarter of fiscal 1997. Following is a summary of the components of revenue for the first quarters of fiscal 1998 and 1997:

                                     Sixteen Weeks Ended    Sixteen Weeks Ended
                                     November 20, 1997,     November 20, 1996
                                     -------------------    -------------------
                                                   (in thousands)
     Corporate Trading Revenue
         Trade                           $    7,053             $       776
         Cash                                   743                     778
                                         -----------            ------------
                                              7,796                   1,554
                                         -----------            ------------
     Trade Exchange Revenue
         Trade                                2,417                   1,615
         Cash                                 2,817                   3,146
                                         -----------            ------------
                                              5,234                   4,761
                                         -----------            ------------
     Total Revenue
          Trade                               9,470                   2,391
         Cash                                 3,560                   3,924
                                         -----------            ------------
                                         $   13,030             $     6,315
                                         ===========            ============

Trade Exchange Revenue. In the first quarter of fiscal 1998, the Company's revenue from its core retail trade exchange business increased 10% to $5,234,000 from $4,761,000 in the first quarter of fiscal 1997. The Company has continued its commitment to improved broker training programs which, in the view of the Company, is having the effect of increased rates of new clients joining as members of the Exchange and higher performance levels by brokers. Further, the Company continues to invest in its ongoing broad-based marketing and advertising program targeted at recruitment of additional brokers and members of the Exchange.

Corporate  Trading  Revenue.
----------------------------
In the first quarter of fiscal 1998, the Company's revenue from corporate trading activities increased to $7,796,000 from $1,554,000 in the first quarter of fiscal 1997. During the first quarter of fiscal 1998, the Company, through its wholly-owned subsidiary, Associated Reciprocal Traders, Ltd., exchanged a portfolio of available-for-sale securities totaling $5,142,000 as part of the consideration for the 60% interest in the Samana Resort property. The Company continues to focus increased resources on the corporate trading area and continued significant contributions to revenue are expected.

Costs and Expenses

Costs of Trade  Exchange  Revenue.
----------------------------------
Costs of trade exchange revenue decreased slightly to $2,242,000 first quarter of fiscal 1998 from $2,346,000 in the first quarter of fiscal 1997. The gross margin from trade exchange operations was $2,992,000 in the first quarter of fiscal 1998 as compared to $2,415,000 in the first quarter of fiscal 1997. Costs of trade exchange revenue were 43% of trade exchange revenue in the first quarter of fiscal 1998 and 49% in the first quarter of fiscal 1997.

Costs of Corporate  Trading.
----------------------------
Costs of corporate trading increased to $6,970,000 in the third quarter of fiscal 1998 from $1,189,000 in the first quarter of fiscal 1997. The higher cost was primarily attributable to the cost of the portfolio of available-for-sale securities totaling $5,142,000 that was exchanged in the transaction in which the Company received the 60% interest in the Samana Resort property. The gross margin from corporate trading was $826,000 in the first quarter of fiscal 1998 as compared to $365,000 in the first quarter of fiscal 1997. Costs of corporate trading were 89% of trade exchange revenue in the first quarter of fiscal 1998 and 77% in the first quarter of fiscal 1997.

Selling,   General   and   Administrative   Expenses.
-----------------------------------------------------
Selling,  general and  administrative  expenses  increased to  $2,738,000 in the first quarter of fiscal 1998 from $2,131,000 in the first quarter of fiscal 1997. The increase was primarily attributable to higher compensation costs connected with the Company's increasing scope of operations, of which approximately $250,000 is nonrecurring.

Total advertising and promotion was $640,000 in the first quarter of fiscal 1998 as compared to $644,000 in the first quarter of fiscal 1997. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the first quarter of fiscal 1998, the Company paid $584,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 91% of total advertising costs for the period.

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

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation of the barter business, (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions, and (v) unfavorable outcomes to litigation presently involving the Company or to which the Company may become a party in the future. See Part II, Item 1, Legal Proceedings.

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

On June 28, 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received a subpoena for the production of certain documents pursuant to a formal order of private investigation. The Company is cooperating fully with the Securities and Exchange Commission.

On September 17, 1996 the Company filed an action in the circuit court for Multnomah County, Oregon, against Leslie L. French and Linda French, individually and AlphaNet and AlphaNet, Inc., an inactive Oregon corporation. The complaint was for Breach of Contract and Action on Guaranty and sought a total of $89,726 on three claims. On October 2, 1996, defendants filed an Answer denying all claims and a counterclaim alleging malicious prosecution, abuse of process, invasion of privacy and libel. The counterclaim seeks compensatory and punitive damages of $5.5 million. The company considered each counterclaim to be totally without merit and vigorously prosecuted both its own claims and the defense of the counterclaims. Trial of the matter was set for September 16, 1997. Just prior to trial, the parties agreed to settle both in this case and the "William Bradford" case described below.

On November 21, 1996, the Company was served with a complaint filed in the Circuit Court for Washington County, Oregon, by William Bradford Financial

Services, Inc. against the Company; Michael Baer; Graham Norris; Donovan Snyder; Oxford Transfer, Inc.; David Christensen, C.P.A.; Anderson, Anderson & Strong, L.C., and John Does I-III. William Bradford Financial Services is controlled by Leslie French, defendant in the litigation described above. The complaint alleged breach of fiduciary duty, breach of contract, interference with contract, and fraud and sought compensatory and punitive damages. The Company filed an answer denying all of the allegations of the complaint and asserted a vigorous defense.

On November 6, 1997, a Settlement Agreement and Mutual General Release was entered between the Company and Leslie L. and Linda French, AlphaNet, Inc. and William Bradford Financial Services, Inc. Without either party admitting liability, the ITEX v. French, et al. and William Bradford v. ITEX, et al . cases were dismissed in their entirety with each party bearing his, her or its own costs and attorneys' fees. Certain payments were made by ITEX to French, AlphaNet or William Bradford Financial Services and a nominal number of shares of ITEX common stock were issued to William Bradford Financial Services. The parties mutually agreed to refrain from making any comments of any nature about the others and gave a general release of the others. In addition, French and William Bradford agreed to stop using the "ITEX" name in connection with any of their businesses.

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

b.  Reports on Form 8-K

       (1)   Dated October 23, 1997 regarding Samana Resort project.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ITEX CORPORATION


     January 5, 1998         /s/  Graham H. Norris
-------------------------    ---------------------------------------------------
           Date
                             Graham H. Norris, Chairman of the Board of
                             Directors, President and Chief Executive Officer
                             (principal executive officer and director)

     January 5, 1998         /s/  Joseph M. Morris
-------------------------    ---------------------------------------------------
           Date
                             Joseph M. Morris, Senior Vice President and Chief
                             Financial Officer (principal accounting officer and
                             director)

                                  EXHIBIT INDEX



   EXHIBIT                                     DESCRIPTION
-------------             ------------------------------------------------------

      27                   Financial Data Schedule for the Sixteen Weeks
                           Ended November 20, 1997