Form 10-Q
period 1998-02-12
ITEX CORPORATION
filed 1998-04-06
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                February 12, 1998

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

                                 (503) 244-4673
                               ------------------
              (Registrant's telephone number including area code)


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

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                              at March 24, 1998

                                    7,439,000

                       (This Form 10-Q includes 28 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                November 20, 1997

                                      INDEX
                                                                          Page
                                                                        --------

PART I.        FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT NOVEMBER 20, 1997 AND
        JULY 31, 1997                                                      3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIXTEEN
        WEEK PERIODS ENDED NOVEMBER 20, 1997 AND 1996                      4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIXTEEN
        WEEK PERIODS ENDED NOVEMBER 20, 1997 AND 1996                      5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      13
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 PART II.      OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                            23

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          25

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                                February 12,
                                                                                    1998            July 31, 1997
                                                                               --------------       --------------
                                   ASSETS
Current Assets
     Cash and cash equivalents.............................................     $      1,255        $         813
     Trade dollars.........................................................            3,350                  786
     Accounts receivable, net of allowance for doubtful
      accounts of $193 and $115............................................            1,250                1,084
     Notes receivable......................................................              393                  285
     Prepaids and other current assets.....................................              373                   80
                                                                               --------------       --------------
         Total current assets..............................................            6,621                3,048

Inventory for Principal Party Trading......................................            6,175                6,939

Available for Sale Equity Securities.......................................            3,918                7,088

Natural Resource Interests.................................................            6,688                6,576

Investment in Samana Resort ...............................................            7,404                 ----

Investments in and Advances to Unconsolidated Entities.....................            3,642                3,092

Goodwill and Purchased Member Lists, net...................................              954                1,075

Notes Receivable, Long-Term Portion........................................              510                  510

Other Assets...............................................................            1,515                1,640
                                                                               --------------       --------------
                                                                               $      37,427        $      29,968
                                                                               ==============       ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Bank note payable.....................................................    $         250        $        ----
     Accounts payable......................................................              271                  246
     Portion of receivables due to brokers ................................              607                  552
     Income taxes payable..................................................            1,080                  840
     Current portion of long-term indebtedness.............................               66                  166
     Other current liabilities.............................................              444                  263
                                                                               --------------       --------------
         Total current liabilities.........................................            2,718                2,067
                                                                               --------------       --------------

Deferred Income Taxes......................................................              117                  101
                                                                               --------------       --------------

Long-term Indebtedness.....................................................               26                   26
                                                                               --------------       --------------

Stockholders' Equity
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 7,439,000 and 7,207,000 shares
        issued and outstanding.............................................               74                   72
     Paid-in capital.......................................................           19,900               19,114
     Net unrealized gain on marketable securities..........................            3,219                   60
     Treasury stock, at cost (2,000 shares)................................              (10)                ----
     Retained earnings.....................................................           11,653                8,938
     Prepaid printing......................................................             (270)                (410)
                                                                               --------------       --------------
         Total stockholders' equity........................................           34,566               27,774
                                                                               --------------       --------------
                                                                               $      37,427        $      29,968
                                                                               ==============       ==============
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                               Twelve         Twelve      Twenty-eight   Twenty-eight
                                             Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                             February 12,   February 12,   February 12,   February 12,
                                                 1998           1997           1998           1997
                                             ------------   ------------   ------------   ------------
Revenue
    Corporate trading revenue............... $     1,050    $       542    $     8,846    $     1,697
    Trade exchange revenue..................       5,856          4,853         11,090          9,613
                                             ------------   ------------   ------------   ------------
                                                   6,906          5,395         19,936         11,310
                                             ------------   ------------   ------------   ------------
Costs and Expenses
    Costs of corporate trading..............         792            376          7,762          1,583
    Costs of trade exchange revenue.........       2,150          1,802          4,392          3,730
    Selling, general, and administrative....       2,264          1,722          5,002          3,853
                                             ------------   ------------   ------------   ------------
                                                   5,206          3,900         17,156          9,166
                                             ------------   ------------   ------------   ------------

Income (Loss) from Operations...............       1,700          1,495          2,780          2,144

Other Income (Expense)
  Net gains on sales of investments                 ----              5          1,097             16
  Miscellaneous, net......................            23            ---             60            ---
                                             ------------   ------------   ------------   ------------
                                                      23              5          1,157             16
                                             ------------   ------------   ------------   ------------

Income Before Taxes ........................       1,723          1,500          3,937          2,160

Provision (Credit) for Income Taxes.........         423            599          1,220            849
                                             ------------   ------------   ------------   ------------

Net Income (Loss)........................... $     1,300    $       901    $     2,717    $     1,311
                                             ============   ============   ============   ============

Average Common and Equivalent Shares:
   Basic....................................       7,434          6,854          7,392          6,854
                                             ============   ============   ============   ============
   Diluted..................................       7,784          6,854          7,827          7,007
                                             ============   ============   ============   ============

Net Income Per Common Share:
   Basic...................................  $      0.17    $      0.13    $      0.37    $      0.19
                                             ============   ============   ============   ============
   Diluted.................................. $      0.17    $      0.13    $      0.35    $      0.19
                                             ============   ============   ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                           Twenty-Eight Weeks       Twenty-Eight Weeks
                                                                 Ended                     Ended
                                                           February 12, 1998         February 12, 1997
                                                          -------------------       -------------------
Cash Flows from Operating Activities
    Net income............................................  $        2,717            $        1,311
    Adjustments:
       Depreciation and amortization......................             330                       285
       Services paid for in stock.........................             650                       190
       Gain on sales of available-for-sale securities.....          (1,097)                     ----
       Net trade revenue earned over trade costs  ........          (3,564)                   (2,532)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................            (274)                    ( 360)
       Deferred taxes.....................................              16                      ----
       Prepaids and other assets..........................             367                        (4)
       Accounts payable and other current liabilities.....             205                        26
       Portion of receivables due to brokers..............              55                       114
       Income taxes payable...............................             103                       849
                                                          -------------------       -------------------
         Net cash provided by (used in) operating
               activities.................................            (492)                     (121)
                                                          -------------------       -------------------

Cash Flows From Investing Activities
    Gain on sales of available-for sale securities........           1,097                      ----
    Investment in Samana Resort...........................          (1,004)                     ----
    Investments in and advances to unconsolidated
        entities..........................................            (350)                     (155)
    Additions to equipment and information systems........             (18)                    ( 112)
                                                          -------------------       -------------------
          Net cash (used in) investing activities.........            (275)                    ( 267)
                                                          -------------------       -------------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock...................             244                         5
    Bank credit line borrowings...........................             250                      ----
    Repayments of notes payable...........................             (99)                     (104)
                                                          -------------------       -------------------
          Net cash provided by (used in financing
                activities................................             395                       (99)
                                                          -------------------       -------------------

Net increase (decrease) in cash and equivalents...........            (372)                     (487)

Cash and cash equivalents at beginning of period..........           1,627                     1,301
                                                          -------------------       -------------------

Cash and Cash Equivalents at End of Period................$          1,255          $            814
                                                          ===================       ===================
Supplemental Cash Flow Information
Cash paid for interest....................................               6          $             12
Cash paid for income taxes................................           1,085                      ----

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................             591                     1,300

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company" or "ITEX") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books at the end of 13 "accounting cycles", which consist of four weeks each. The Company reports quarterly results using three quarters, each consisting of three four-week accounting cycles, and one quarter consisting of four four-week accounting cycles. Accordingly, the dates for the fiscal ends of the Company's quarters for public reporting are as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter, July 31. The Board of Directors has determined that commencing with the first quarter of the fiscal year ending July 31, 1999, the Company will use calendar quarters with three months each for financial reporting.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1997 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended February 12, 1998 and 1997 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and twenty-eight week periods ended February 12, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1997 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - TRADE DOLLARS

At February 12, 1998, the Company had earned 3,350,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. At July 31, 1997, the Company had earned 786,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. The Company has decreased purchases of inventory for principal party trading, while accumulating trade dollars for use in, among other things, paying a portion of the development costs of the Villas Punta Ballena Samana Resort (the "Samana Resort"), which is described in Note 5 to Consolidated Financial Statements included in this Form 10-Q. Since full cash financing for the development costs are expected to be obtained, this should enable the Company to effectively convert ITEX Trade Dollars so expended into cash. The Company also intends to use these ITEX Trade Dollars for purchasing investments in equity securities of other companies, as well as for payment of certain operating expenses.

The Company has classified net positive Trade Dollar balances as a current asset because the Company expects to utilize the full amount within the 12 months following the respective balance sheet dates.

NOTE 3 -  INVENTORY FOR PRINCIPAL PARTY TRADING

Following are the components of inventory for principal party trading:


                                                February 12,
                                                    1998          July 31, 1997
                                                -------------     -------------
                                                        (in thousands)


        Prepaid media advertising duebills      $      4,457       $     4,190
        Hotel roomnights                                 603             1,006
        Health products                                   50               653
        Electronic products                              ---               278
        Timeshares and real estate interests             752               570
        Miscellaneous inventory                          313               242
                                                -------------     -------------
                                                $      6,175      $      6,939
                                                =============     =============

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

During the quarter ended November 20 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Generally accepted accounting principles require that these net gains and cash flows not be included in income from operations in the statement of operations and in cash provided by operations in the statement of cash flows. These securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities. The sale of these securities for cash has resulted in conversion of Trade Dollars into cash at a gain and, accordingly, the Company considers these gains and cash flows to be an integral part of the Company's operating activities. The Company intends to continue to use this strategy as part of its basic operations, and has accumulated a substantial balance of ITEX Trade Dollars at February 12, 1998, partially for this purpose.

Available for sale securities of $3,918,000 at February 12, 1998 includes securities with market value totaling $5,878,000, less deferred taxes totaling $1,960,000 that would be payable as a result of gains on a presumed sale of the securities.

The available for sale securities at February 12, 1998 was primarily 1,800,000 shares of common stock of Wade Cook Financial Corporation ("WCFC"). On February 4, 1998, Associated Reciprocal Traders, Ltd., which is a wholly owned subsidiary of the Company and the owner of the WCFC stock, filed an action against WCFC seeking, among other things, an injunction compelling WCFC to perform its obligations under an agreement between the parties and compensatory damages resulting from WCFC's failure to deliver and permit transfer of WCFC stock. This matter is discussed in more detail in Part II, Item 1 of this Form 10-Q.

NOTE 5 - INVESTMENT IN SAMANA RESORT

During October 1997, the Company, through its wholly-owned foreign subsidiary, Associated Reciprocal Traders, Ltd. ("ART"), acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. During the quarter ended February 12, 1998, the Company determined that it will probably not utilize this loan commitment, but rather will fund the project on more favorable terms through a conventional mortgage on the land and other interim financing. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. VPB has never had any business operations other than ownership of the Samana Project.

The Company paid cash of $1,000,000 during the quarter ended November 20, 1997 and agreed to pay additional cash of $250,000 upon the finalization of a credit facility agreement for funding of the project, which has been included in other current liabilities. The Company conveyed available-for-sale securities totaling $5,142,000 from the investment portfolio of ART and also agreed to issue to the other parties ITEX Corporation common stock with market value of $1,000,000 upon the substantial beginning of construction on the project. The carrying value of the interest in the Samana Resort was determined by an independent appraisal of the investment.

NOTE 6 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Investments in and advances to unconsolidated entities includes $3,142,000 and $3,092,000 at February 12, 1998 and July 31, 1997, respectively, related to the Company's interest in Business Exchange International Corp, the operatior of the BXI Trade Exchange.

During the quarter ended November 20, 1997, ITEX invested 200,000 ITEX Trade Dollars and $200,000 cash in GlobalTel Resources, Inc. ("GlobalTel"), a company that expects to complete an initial public offering in 1998. ITEX is to receive $200,000 of unregistered stock computed at the initial public offering price. ITEX also received a "bridge financing" note receivable for $200,000 with interest at 10%, payable at the earlier of the date of completion of a firm commitment underwritten public offering providing gross proceeds of at least $15,000,000 or January 2, 1999. ITEX also received rights to $200,000 of common stock computed at the initial public offering price, which is to be registered in the initial public offering. ITEX has agreed to a "lock up period" of nine months after the initial public offering, during which time the ITEX may be required to hold such stock. The Chairman and Chief Executive Officer of GlobalTel is a Director of ITEX.

NOTE 7 - BANK LINE OF CREDIT

The Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1998. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of February 12, 1998, the Company had borrowed the entire credit line amount of $250,000.

NOTE 8 - CAPITAL STOCK

Stock Option Plan. On September 3, 1997, the Board of Directors adopted a stock option plan pursuant to which options to purchase up to 965,000 shares of the Company's common stock may be granted to employees, officers, directors, and consultants of the Company. Exercise prices for options granted under the plans are equal to market value on the date of grant and options may be exercisable for up to ten years from the date of grant. Pursuant to the new stock option plan, options to purchase 740,000 shares were granted on September 3, 1997 at an exercise price of $3.19 per share.

The stock option plans that were adopted on December 27, 1996 and September 3, 1997 were approved by the Company's shareholders at the annual meeting of the Company's shareholders held on January 8, 1998 and reconvened on February 6, 1998. It is the intention of the Company to file a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the stock option plans that were adopted on December 15, 1995, December 27, 1996 and September 3, 1997, all of which have been approved by the Company's shareholders.

NOTE 9 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX Trade Dollars and other noncash consideration) components of revenue for the twelve and twenty-eight week periods ended February 12, 1998 and 1997:

                               Twelve         Twelve      Twenty-eight   Twenty-eight
                             Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                             February 12,   February 12,   February 12,   February 12,
                                 1998           1997           1998           1997
                             ------------   ------------   ------------   ------------
                                                  (in thousands)
Corporate Trading Revenue
    Trade                      $     822      $     353      $   7,875      $     730
    Cash                             228            189            971            967
                             ------------   ------------   ------------   ------------
                                   1,050            542          8,846          1,697
                             ------------   ------------   ------------   ------------
Trade Exchange Revenue
    Trade                          3,216          2,503          5,633          4,117
    Cash                           2,640          2,350          5,457          5,496
                             ------------   ------------   ------------   ------------

                                   5,856          4,853         11,090          9,613
                             ------------   ------------   ------------   ------------
Total Revenue
    Trade                          4,038          2,856         13,508          4,847
    Cash                           2,868          2,539          6,428          6,463
                             ------------   ------------   ------------   ------------

                               $   6,906      $   5,395      $  19,936      $  11,310
                             ============   ============   ============   ============

NOTE 10 - FOREIGN LICENSES

During the quarter ended November 20, 1998, the Company entered into an agreement with Kuwait United Company for Advertising & Publishing & Distribution to license ITEX Retail Trade Exchanges in ten Middle Eastern countries. During the quarter ended February 12, 1998, the Company completed its performance requirements under the contract, including delivery of software, training, and related deliverables. The license fee of $150,000 has been included in trade exchange revenue for the quarter ended February 12, 1998. The countries covered by this agreement are Kuwait, Saudi Arabia, Bahrain, Qatar, United Arab Emirates, Oman, Lebanon, Syria, Jordan, and Egypt.

NOTE 11 - INCOME PER SHARE

During the quarter ended February 12, 1998, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. All prior period earnings per share data are restated to conform with Statement 128 for consistent presentation of all periods.

Following is a reconciliation of the numerators of the basic and diluted income per share:

                                    Twelve         Twelve      Twenty-eight   Twenty-eight
                                  Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                  February 12,   February 12,   February 12,   February 12,
                                      1998           1997           1998           1997
                                  ------------   ------------   ------------   ------------
                                                        (in thousands)
Net income available to
  common stockholders             $     1,300    $       901    $     2,717    $     1,311
                                  ============   ============   ============   ============

Weighted average shares                 7,434          6,854          7,392          6,854
Dilutive effect of options and
  warrants                                350           ----            435            153
                                  ------------   ------------   ------------   ------------
Diluted shares                          7,784          6,854          7,827          7,007
                                  ============   ============   ============   ============

Basic income per share (based
 on weighted average shares       $      0.17    $      0.13    $      0.37    $      0.19
                                  ============   ============   ============   ============

Diluted income per share (based
  on assumed conversions)         $      0.17    $      0.13    $      0.35    $      0.19
                                  ============   ============   ============   ============



For the twelve weeks ended February 12, 1997, options and warrants to purchase 4,031,000 shares were not included in the computation of diluted income per share because they were antidilutive because their exercise price was greater than the average market price of the common shares. The options expire on various dates. In the other quarters presented, the options and warrants were dilutive.

NOTE 12 - BXI TRADE EXCHANGE

On April 2, 1998, the Company announced the signing of an agreement for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation. The Company agreed to pay $3,725,000 cash in exchange for the remaining 50% common equity interest in Business Exchange International Corporation ("BEI") not already owned by the Company. The Company also agreed to sell, to the owner of the remaining 50% of BEI, 150,000 shares of newly issued shares of the Company's common stock (subject to Rule 144) for $600,000 cash, which was completed on March 30, 1998.

The Company also agreed to place 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $7 per share into a fund that will be distributed to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The warrants will be excercisable for three years after distribution to the brokers. The closing of the purchase of the remaining 50% interest transaction is expected to take place during April 1998 after the completion of customary due diligence procedures. The transaction will be accounted for using the purchase method of accounting.

NOTE 13 - FORMATION OF INTERNATIONAL MARKETING SUBSIDARY

In December 1997 the Company formed Zoring International Inc. ("Zoring"), a 51% owned subsidiary, to provide international marketing expertise to successful U.S.-based companies in expanding into other countries. Zoring consults with client companies in developing international marketing strategy, assessing in-house needs for support of international expansion, and helps implementing such strategies by identifying, qualifying, and recruiting master franchisees and licensees globally. Zoring will provide these same services to the Company, which has become a client of Zoring.

NOTE 14 - INVESTMENT IN AVENIR INTERNET SOLUTIONS, INC.

On March 26, 1998, the Company announced the signing of an agreement to acquire a 45% common equity interest in Avenir Internet Solutions, Inc. ("Avenir"), an Internet commerce company based in Waterloo, Ontario, Canada. The Company agreed to pay $750,000 cash and 250,000 ITEX Trade Dollars for its interest, to be provided based on a mutually agreed upon cash requirements schedule. If Avenir does not use the ITEX Trade Dollars to acquire goods and services usable in its operations, the Company will replace the ITEX Trade Dollars with cash. Through March 31, 1998, the Company had provided $250,000 cash to Avenir pursuant to the agreement.

NOTE 15 - SERIES A PREFERRED STOCK

Subsequent to February 12, 1998, the Board of Directors authorized up to 65,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for sale at $100 per share. The Series A Preferred Stock is convertible into common stock at the lower of the average bid price for the five trading days prior to issuance of the preferred stock or 80% of the average price of the common stock in public trading for the five days prior to conversion. The Series A Preferred Stock may be converted into common stock at any time after 41 days from closing. The Company has the right, but not the obligation, to redeem some or all of the Series A Preferred Stock in the event that the market price of the Company's common stock is $3.00 per share or less. The redemption price would be 118% of the amount originally paid for the Series A Preferred Stock. The Series A Preferred Stock earns dividends at the rate of 5% per annum, which may be paid in cash or common stock at the discretion of the Company.

On April 3, 1998, the Company closed the sale of 53,500 shares of Series A Preferred Stock to a small number of non-U.S. persons (as defined in Rule 902 of the Securities Act of 1933, as amended) located outside the United States in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350,000 and net proceeds, after costs, totaling approximately $4,800,000. The purchasers of the Series A Preferred Stock have agreed not to sell at least 50% of the common stock received upon conversion until at least 75 days after the closing date. The Company has granted registration rights, under limited conditions, to the holders of Series A Preferred Stock. The primary use of the proceeds is for the acquisition of the remaining 50% common equity interest in Business Exchange International, Inc.

NOTE 16 - REPURCHASE OF WARRANTS

On March 30, 1998, the Company agreed in principle to issue 250,000 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011,000 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At February 12, 1998, the Company's working capital ratio was 2.4 to 1, based on current assets of $6,621,000 and current liabilities of $2,718,000. The Company's working capital ratio at July 31, 1997, was 1.5 to 1, based on current assets of $3,048,000 and current liabilities of $2,067,000. The improvement in working capital resulted primarily from the following factors:

      (a) An increase in the Company's cash and short-term cash investments to $1,255,000 at February 12, 1998, from the July 31, 1997 total of
            $813,000. This was primarily attributed to the sale of available-for-sale securities in which the Company realized net proceeds of $3,315,000.


      (b) An increase in the Company's net ITEX retail trade credits earned, which increased the Company's account in the ITEX Retail Trade
            Exchange at February 12, 1998 to 3,350,000 Trade Dollars from 786,000 Trade Dollars at July 31, 1997. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months. The Company intends to use these Trade Dollars to purchase goods and services from members of the Exchange for use by the Company in its operations or for the purchase of other assets, including equity securities of other companies and for construction costs of the Samana Resort project.


Total stockholders' equity increased to $34,566,000 at February 12, 1998, from $27,774,000 at July 31, 1997. The increase in stockholders' equity was primarily attributable to the following two factors:

      (a)   Continued profitable operations of the Company.

      (b) An increase in the unrealized gain on available-for-sale securities to $3,219,000 at February 12, 1998 from $60,000 at July 31, 1997.
            Available for sale securities of $3,918,000 at February 12, 1998 includes securities with market value totaling $5,878,000 less deferred taxes totaling $1,960,000 that would be payable as a result of gains on the presumed sale of the securities.

During the first two quarters of fiscal 1998, the Company reported net cash used in operations of $492,000 in the statement of cash flows, as compared to cash used in operations of $121,000 in the first two quarters of fiscal 1997. The increase in cash used in operations was primarily attributable to increased expenditures in start-up operations including the Company's new foreign licensing subsidiary, Zoring International Inc., and additional business development activities.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Generally accepted accounting principles require that these net gains and cash flows not be included in income from operations in the statement of operations and in cash provided by operations in the statement of cash flows. However, these securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities. The sale of these securities for cash has resulted in conversion of Trade Dollars into cash at a gain and, accordingly, the Company considers these gains and cash flows to be an integral part of the Company's operating activities. The Company intends to continue to use this strategy as part of its basic operations, and has accumulated a substantial balance of ITEX Trade Dollars at February 12, 1998, partially for this purpose.

Available for sale securities of $3,918,000 at February 12, 1998 includes securities with market value totaling $5,878,000, less deferred taxes totaling $1,960,000 that would be payable as a result of gains on the presumed sale of the securities.

The available for sale securities at February 12, 1998, consisted primarily of 1,800,000 shares of common stock of Wade Cook Financial Corporation ("WCFC"). On February 4, 1998, Associated Reciprocal Traders, Ltd., which is a wholly owned subsidiary of the Company and the owner of the WCFC stock, filed an action against WCFC seeking, among other things, an injunction compelling WCFC to perform its obligations under an agreement between the parties and compensatory damages resulting from WCFC's failure to deliver and permit transfer of WCFC stock. This matter is discussed in more detail in Part II, Item 1 of this Form 10-Q.

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

On April 3, 1998, the Company closed the sale of 53,500 shares of Series A Preferred Stock to a small number of non-U.S. persons (as defined in Rule 902 of the Securities Act of 1933, as amended) located outside the United States in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350,000 and net proceeds, after costs, totaling approximately $4,800,000. The purchasers of the Series A Preferred Stock have agreed not to sell at least 50% of the common stock received upon conversion until at least 75 days after the closing date. The Company has granted registration rights, under limited conditions, to the holders of Series A Preferred Stock. The primary use of the proceeds is for the acquisition of the remaining 50% common equity interest in Business Exchange International, Inc.

Development Activities

BXI Trade Exchange. On April 2, 1998, the Company announced the signing of an agreement for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation. The Company agreed to pay $3,725,000 cash in exchange for the remaining 50% common equity interest in Business Exchange International Corporation ("BEI") not already owned by the Company. The Company also agreed to sell, to the owner of the remaining 50% of BEI, 150,000 shares of newly issued shares of the Company's common stock (subject to Rule 144) for $600,000 cash, which was completed on March 30, 1998.

The Company also agreed to place 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $7 per share into a fund that will be distributed to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The warrants will be excercisable for three years after distribution to the brokers. The closing of the purchase of the remaining 50% interest transaction is expected to take place during April 1998 after the completion of customary due diligence procedures. The transaction will be accounted for using the purchase method of accounting.


Manufacturers Trade Exchange. The Company signed an agreement with Manufacturers Trade Exchange LLC ("MTX"), to represent and facilitate transactions for manufacturers nationwide. Working with centers of the Manufacturing Extension Partnership ("MEP"), a program sponsored by the U.S. Department of Commerce, MTX can market ITEX services to a data base of approximately 381,000 U.S. manufacturers. MTX will, among other things, facilitate electronic commerce, non-cash exchange and trade of products and services between U.S. manufacturers and service providers through themedium of the Itex Retail Trade Exchabge and otherwise. The Company believes that this expansion will provide important growth and market penetration within the manufacturing sector.

Foreign Licensing. During the first two quarters of fiscal 1998, the Company entered into an agreement with Kuwait United Company for Advertising & Publishing & Distribution to license ITEX Retail Trade Exchanges in ten Middle Eastern countries. The countries covered by this agreement are Kuwait, Saudi Arabia, Bahrain, Qatar, United Arab Emirates, Oman, Lebanon, Syria, Jordan, and Egypt.

In December 1997 the Company formed Zoring International Inc. ("Zoring"), a 51% owned subsidiary, to provide international marketing expertise to successful U.S.-based companies in expanding into other countries. Zoring consults with client companies in developing international marketing strategy, assessing in-house needs for support of international expansion, and helps implementing such strategies by identifying, qualifying, and recruiting master franchisees and licensees globally. Zoring will provide these same services to the Company, which has become a client of Zoring. Zoring, which is based in Denver, Colorado, has been staffed with experts in the fields of international marketing, franchise development, licensing, countertrade, and networking through government channels both domestically and abroad. The Company expects moderate negative cash flow and operating losses to result from its investment of working capital in Zoring's start up period, after which positive cash flow and profitability is expected.

Samana Resort Project. During October 1997, ART acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena Samana Resort (the "Samana Resort"), along with associated plans, engineering drawings, permits and approvals for the resort, and a commitment for a construction loan of approximately $40,000,000. During the quarter ended February 12, 1998, the Company determined that it will probably not utilize this loan commitment, but rather will fund the project on more favorable terms through a conventional mortgage on the land and other interim financing. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. VPB has never had any business operations other than ownership of the Samana Project.

The total consideration consisted of cash of $1,250,000, ITEX Corporation common stock to have a market value at time of issuance of $1,000,000, and available-for-sale securities totaling $5,142,000 from the portfolio of ART. The consideration is being paid in installments ranging from payments at the time of contract signing to the final payment of ITEX Corporation common stock which is due within five days of the commencement of substantial construction on the property. The value of the acquired assets has been determined by independent appraisal of the property.

The Company intends to proceed with construction of the resort facility pursuant to the plans for development of the property, which have been approved by the appropriate authorities. When completed, the Samana Resort is expected to include more than 250 condominium and hotel units, as well as a casino, swimming pools, tennis courts, restaurants, and most other amenities associated with a high quality Caribbean resort.

Communication and Information Systems. During the twelve and twenty-eight week periods ended February 12, 1998, the Company spent a total of $24,000 and $61,000, respectively, on research and development for its communication and information systems, all of which was charged to expense.

On March 26, 1998, the Company announced the signing of an agreement to acquire a 45% common equity interest in Avenir Internet Solutions, Inc. ("Avenir"), an Internet commerce company based in Waterloo, Ontario, Canada. The Company agreed to pay $750,000 cash and 250,000 ITEX Trade Dollars for its interest, to be provided based on a mutually agreed upon cash requirements schedule. If Avenir does not use the ITEX Trade Dollars to acquire goods and services usable in its operations, the Company will replace the ITEX Trade Dollars with cash. Through March 31, 1998, the Company had provided $250,000 cash to Avenir pursuant to the agreement.

RESULTS OF OPERATIONS


Comparison  of  Twelve-Week  Period Ended  February 12, 1998 (Second  Quarter of
--------------------------------------------------------------------------------
Fiscal 1998) and  Twelve-Week  Period Ended February 12, 1997 (Second Quarter of
--------------------------------------------------------------------------------
Fiscal 1997)
------------

Overall Operating Results

Total revenue increased 28% to $6,906,000 in the second quarter of fiscal 1998 from $5,395,000 in the second quarter of fiscal 1997. Income from operations increased to $1,700,000 in the second quarter of fiscal 1998 from $1,495,000 in the second quarter of fiscal 1997.

Net income increased to $1,300,000, or $0.17 per share, in the second quarter of fiscal 1998, from $901,000, or $0.13 per share in the second quarter of fiscal 1997.

Revenue

Total Revenue. Total revenue increased 28% to $6,906,000 in the second quarter of fiscal 1998 from $5,395,000 in the second quarter of fiscal 1997. Following is a summary of the components of revenue for the second quarters of fiscal 1998 and 1997:

                                    Twelve Weeks Ended    Twelve Weeks Ended
                                     February 12, 1998     February 12, 1997
                                    ------------------    ------------------
                                                 (in thousands)
     Corporate Trading Revenue
         Trade                          $       822          $        353
         Cash                                   228                   189
                                        -------------         -------------
                                              1,050                   542
                                        -------------         -------------
     Trade Exchange Revenue
         Trade                                3,216                 2,503
         Cash                                 2,640                 2,350
                                        -------------         -------------
                                              5,856                 4,853
                                        -------------         -------------
     Total Revenue
         Trade                                4,038                 2,856
         Cash                                 2,868                 2,539
                                        -------------         -------------
                                        $     6,906           $     5,395
                                        =============         =============

Trade Exchange Revenue. In the second quarter of fiscal 1998, the Company's revenue from its core retail trade exchange business increased 21% to $5,856,000 from $4,853,000 in the second quarter of fiscal 1997. Trade exchange revenue included revenue from foreign licenses totaling $150,000 in the second quarter of fiscal 1998 and $398,000 in the second quarter of fiscal 1997. Revenue from the

U.S. retail trade exchange in the second quarter of fiscal 1998 increased 28% to $5,706,000 from $4,455,000 in the second quarter of fiscal 1997.

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

Corporate Trading Revenue. In the second quarter of fiscal 1998, the Company's revenue from corporate trading activities increased to $1,050,000 from $542,000 in the second quarter of fiscal 1997. The Company continues to focus increased resources on the corporate trading area and continued significant contributions to revenue are expected.

Costs, Expenses, and Gross Margins

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $2,150,000 in the second quarter of fiscal 1998 from $1,802,000 in the second quarter of fiscal 1997. The gross margin from U.S. trade exchange operations was $3,556,000 in the second quarter of fiscal 1998 as compared to $2,653,000 in the second quarter of fiscal 1997. Costs of U.S. trade exchange revenue were 38% of trade exchange revenue in the second quarter of fiscal 1998 and 40% in the second quarter of fiscal 1997.

Costs of Corporate Trading. Costs of corporate trading increased to $792,000 in the second quarter of fiscal 1998 from $376,000 in the second quarter of fiscal 1997. The gross margin from corporate trading was $258,000 in the second quarter of fiscal 1998 as compared to $166,000 in the second quarter of fiscal 1997. Costs of corporate trading were 75% of trade exchange revenue in the second quarter of fiscal 1998 and 69% in the second quarter of fiscal 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,264,000 in the second quarter of fiscal 1998 from $1,722,000 in the second quarter of fiscal 1997. The increase was primarily attributable to higher compensation costs connected with the Company's increasing scope of operations.

Total advertising and promotion expense was $243,000 in the second quarter of fiscal 1998 as compared to $403,000 in the second quarter of fiscal 1997. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the second quarter of fiscal 1998, the Company paid $231,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 95% of total advertising costs for the period.

Comparison  of  Twenty-Eight  Week  Period  Ended  February  12, 1998 (First Two
--------------------------------------------------------------------------------
Quarters of Fiscal 1998) and  Twenty-Eight  Week Period Ended  February 12, 1997
--------------------------------------------------------------------------------
(First Two Quarters of Fiscal 1997)
-----------------------------------

Overall Operating Results

Total revenue increased 76% to $19,936,000 in the first two quarters of fiscal 1998 from $11,310,000 in the first two quarters of fiscal 1997. Income from operations increased to $2,780,000 in the first two quarters of fiscal 1998 from $2,144,000 in the first two quarters of fiscal 1997.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Generally accepted accounting principles require that these net gains not be included in income from operations in the statement of operations. However, these securities were acquired primarily in exchange for Trade Dollars or other nonmonetary consideration in the Company's operating activities and are an integral part of the Company's operating strategy for realizing profits and for the conversion of trade profits to cash.

Net income increased to $2,717,000, or $0.37 per share, in the first two quarters of fiscal 1998, from $1,311,000, or $0.19 per share in the first two quarters of fiscal 1997.

Revenue

Total Revenue. Total revenue increased 76% to $19,936,000 in the first two quarters of fiscal 1998 from $11,310,000 in the first two quarters of fiscal 1997. Following is a summary of the components of revenue for the first two quarters of fiscal 1998 and 1997:

                                    Twenty-Eight Weeks    Twenty-Eight Weeks
                                           Ended                 Ended
                                     February 12, 1998     February 12, 1997
                                     -----------------     -----------------
                                                      (in thousands)
     Corporate Trading Revenue
         Trade                          $     7,875           $       730
         Cash                                   971                   967
                                     -----------------     -----------------
                                              8,846                 1,697
                                     -----------------     -----------------
     Trade Exchange Revenue
         Trade                                5,633                 4,117
         Cash                                 5,457                 5,496
                                     -----------------     -----------------
                                             11,090                 9,613
                                     -----------------     -----------------
     Total Revenue
         Trade                               13,508                 4,847
         Cash                                 6,428                 6,463
                                     -----------------     -----------------
                                        $    19,936           $     11,310
                                     =================     =================

Trade Exchange Revenue. In the first two quarters of fiscal 1998, the Company's revenue from its core retail trade exchange business increased 15% to $11,090,000 from $9,613,000 in the first two quarters of fiscal 1997. Trade exchange revenue included revenue from foreign licenses totaling $150,000 in the first two quarters of fiscal 1998 and $398,000 in the first two quarters of fiscal

1997. Revenue from the U.S. retail trade exchange in the first two quarters of fiscal 1998 increased 19% to $10,940,000 from $9,215,000 in the first two quarters of fiscal 1997.

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

Corporate Trading Revenue. In the first two quarters of fiscal 1998, the Company's revenue from corporate trading activities increased to $8,846,000 from $1,697,000 in the first two quarters of fiscal 1997. During the first quarter of fiscal 1998, the Company, through its wholly-owned subsidiary, Associated Reciprocal Traders, Ltd., exchanged a portfolio of available-for-sale securities totaling $5,142,000 as part of the consideration for the 60% interest in the Samana Resort property. The Company continues to focus increased resources on the corporate trading area and continued significant contributions to revenue are expected.

Costs, Expenses, and Gross Margins

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $4,392,000 in the first two quarters of fiscal 1998 from $3,730,000 in the first two quarters of fiscal 1997. The gross margin from U.S. trade exchange operations was $6,548,000 in the first two quarters of fiscal 1998 as compared to $5,485,000 in the first two quarters of fiscal 1997. Costs of trade exchange revenue were 40% of trade exchange revenue in the first two quarters of both fiscal 1998 and fiscal 1997.

Costs of Corporate Trading. Costs of corporate trading increased to $7,762,000 in the first two quarters of fiscal 1998 from $1,583,000 in the first two quarters of fiscal 1997. The gross margin from corporate trading was $1,084,000 in the first two quarters of fiscal 1998 as compared to $114,000 in the first two quarters of fiscal 1997. Costs of corporate trading were 88% of corporate trading revenue in the first two quarters of fiscal 1998 and 93% in the first two quarters of fiscal 1997. The higher cost in the first two quarters of fiscal 1998 was primarily attributable to the cost of the portfolio of available-for-sale securities totaling $5,142,000 that was exchanged in the transaction in the first two quarters of fiscal 1998 in which the Company received the 60% interest in the Samana Resort property.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,002,000 in the first two quarters of fiscal 1998 from $3,853,000 in the first two quarters of fiscal 1997. The increase was primarily attributable to higher costs for personnel connected with the Company's increasing scope of operations.

Total advertising and promotion expense was $884,000 in the first two quarters of fiscal 1998 as compared to $1,048,000 in the first two quarters of fiscal 1997. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the first two quarters of fiscal 1998, the Company paid $815,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 92% of total advertising costs for the period.

Discussion of the Year 2000 Issue

Background. The Year 2000 (Y2K) Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Scope and Impact of the Y2K Issue on the Company. The Company utilizes both proprietary software and software provided by outside vendors which may be impacted by the Y2K Issue. Since the efficient operation of the ITEX Retail Trade Exchange depends upon the proper functioning of this software, Management has assessed the potential impact of the Y2K Issue on the Company's business, operations and financial condition. For the reasons set out below, Management does not believe that the Company's business, operations or financial condition will be materially impacted by the Y2K Issue as it relates to the Company's proprietary software. Furthermore, a review of the potential impact of third parties' failure to remediate those third parties' Y2K issues indicates that such failure would not have a material impact on the Company's business, operations or financial condition.

Remediation Plans. The Company has scheduled reprogramming of its AIM and ACCT proprietary software for the month of June 1998. It is estimated that such reprogramming will require approximately 30 days of programming effort and an additional 30 to 60 days to test to verify Y2K compliance. In any event, it is contemplated that the Y2K project will be completed not later than December 31, 1998. The cost of such reprogramming and verification is not material nor will that cost have a material effect on the Company's results of operations when incurred. With respect to software supplied by third parties, the Company has determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to the Company's results of operations.

Uncertainties and Contingencies. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, even if such modifications or conversions are not made, or are not completed timely, the Company would be able to continue operations manually as it did during its earliest operations. This would result in more cumbersome and less efficient operations but would not have a material effect on the Company's business, operations or financial condition.

There is no guarantee that the software of other companies on which the Company's software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations. However, the Company believes that in such event, the Company would be able to continue operations, even if at a lower efficiency.

The materiality of the costs of becoming Y2K compliant and the date upon which the Company plans to complete the Year 2000 modifications are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BXI Litigation. On April 2, 1998, the Company announced the signing of an agreement for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation. The company agreed to invest $3,125,000 cash and 150,000 shares of the Company's common stock in exchange for the remaining 50% common equity interest in Business Exchange International Corporation, the owner of the BXI Trade Exchange. The Company also agreed to fund $300,000 cash to be paid to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The transaction, which is expected to close during April 1998 after the completion of customary due diligence procedures, will be accounted for using the purchase method of accounting.

SEC Inquiry. On June 28, 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received a subpoena for the production of certain documents pursuant to a formal order of private investigation. The Company is cooperating fully with the Securities and Exchange Commission.

French et al. Litigation. On November 6, 1997, a Settlement Agreement and Mutual General Release was entered between the Company and Leslie L. and Linda French, AlphaNet, Inc. and William Bradford Financial Services, Inc. Without either party admitting liability, the ITEX v. French, et al. and William Bradford v. ITEX, et al . cases were dismissed in their entirety with each party bearing his, her or its own costs and attorneys' fees. Certain payments were made by ITEX to French, AlphaNet or William Bradford Financial Services and a nominal number of shares of ITEX common stock were issued to William Bradford Financial Services. The parties mutually agreed to refrain from making any comments of any nature about the others and gave a general release of the others. In addition, French and William Bradford agreed to stop using the "ITEX" name in connection with any of their businesses.

WCFC Litigation. On February 4, 1998, Associated Reciprocal Traders, Ltd., a British Virgin Islands corporation ("ART") which is a wholly owned subsidiary of the Company, filed an action (the "ART Action") in the Superior Court of the State of Washington, King County against Wade Cook Financial Corporation, a Nevada Corporation ("WCFC"). ART seeks a declaratory judgment establishing the rights of ART and WCFC under an agreement between them which is described in more detail below; an injunction compelling WCFC to perform its obligations under that agreement, as amended; compensatory damages resulting from WCFC's failure to deliver and permit transfer of WCFC stock owned by ART; and, statutory damages resulting from WCFC's violation of Washington law.

Also on February 4, 1998, WCFC filed an action (the "WCFC Action") in the Superior Court of the State of Washington, King County against the Company and ART. WCFC alleges that ART and the Company have not performed under the same agreement described below. WCFC seeks a declaratory judgment establishing the relative rights and obligations of WCFC, the Company, and ART; recission of any contract between WCFC, the Company, and ART; and an award of WCFC's damages and litigation costs.

The two cases have been consolidated under the general case number of the WCFC Action.

The common, underlying facts surrounding the ART Action and the WCFC Action are as follows: Pursuant to an agreement dated December 29, 1995 (the "1995 Agreement"), ART and Profit Financial Corporation ("PFC"), agreed to an exchange of PFC stock for certain media credits. PFC subsequently changed its name to Wade Cook Financial Corporation. PFC, now WCFC, issued 100,000 shares of its restricted stock to ART. In consideration for issuance of the stock, ART provided a media due bill (credit) for 20,000 15-second radio airtime advertising spots.

As of the date of the ART Action and the WCFC Action, the shares issued to ART had undergone several stock splits and now number 1,800,000 shares. The shares were restricted pursuant to Rule 144 under the Securities Act of 1933. In October 1997, ART placed an order to sell some of the WCFC shares and requested that WCFC instruct its stock transfer agent to remove the Rule 144 restrictive legend as permitted by Rule 144. WCFC refused to comply with ART's request and WCFC issued a "stop transfer notice" preventing sale of the stock by ART.

Pursuant to an amendment to the 1995 Agreement dated January 28, 1998, ART agreed to provide 20,000 60-second radio airtime spots instead of the 20,000 15-second airtime spots. In return, WCFC confirmed that the 1,800,000 shares owned by ART could be sold at any time in compliance with Rule 144 and agreed to instruct its stock transfer agent to remove the stop transfer previously ordered by WCFC. Notwithstanding that agreement, WCFC subsequently refused and failed and continues to refuse to direct its stock transfer agent to permit transfer of the shares.

The Company and ART are vigorously prosecuting their claims against WCFC. In addition, the Company is fully defending the WCFC Action and considers it to be without merit. The consolidated action has been set for trial on June 11, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the security holders of the Company was held on January 8, 1998 in Portland, Oregon. Shareholders were presented with the following proposals:

       1. To ratify adoption of Amended and Restated By-Laws for the Company.

       2. To elect two directors to serve for a term of one year; three directors to serve a term of two years; and three directors to serve a term of three years, or until their successors are elected and qualified. The Board of Directors nominated Mary Scherr and Dr. Charles Padbury to serve a one year term; Robert Nelson, Dr. Evan Ames and Ronald P. Erickson to serve a two year term; and Graham Norris, Joseph Morris and
       G. Dale Weight to serve a three year term.

       3. To adopt an Amendment to the Articles of Incorporation of the Company changing the authorized capital of the Company from 20 million shares to 50 million shares.

       4. To adopt  Amended  and  Restated  Articles  of  Incorporation  for the
       Company.

       5. To ratify the 1997 Incentive Stock Option Plan for employees, officers, directors and consultants of the Company.

       6. To ratify the 1998 Incentive Stock Option Plan for employees, officers, directors and consultants of the Company.

The number of common shares issued, outstanding and entitled to vote at the Annual Meeting was 7,361,496 as of the record date of the Meeting, November 21, 1997. There were present at the meeting in person or by proxy common shareholders holding a total of 5,306,996 of the Company's common stock. While this number exceeded the number necessary for a quorum, there were questions about the quorum requirements for Proposals 5 and 6 and, therefore, the Annual Meeting was adjourned to February 6, 1998. At that time, the Meeting was reconvened and the business of the Meeting properly proceeded.

(1) The votes cast in person or by proxy on the resolution to ratify the prior adoption by the Board of Directors of the Company of Amended and Restated By-Laws for the Company were 2,627,018 For; 76,352 Against; and 37,053 Abstain/Withheld. Shareholder approval of this Proposal was not necessary in that the By-Laws of the Company provide that the By-Laws can be amended only by the Board of Directors. Thus, whatever the vote on this Proposal, the By-Laws have been amended and restated. A clear majority of the shares which voted on this Proposal were in favor.

(2) The votes cast in person or by proxy on the resolution to elect a Board of Directors was:

         Nominee                       For      Against   Abst/With
         -------------------        ---------   -------   ---------
         Mary Scherr                5,247,910    19,326     36,360
         Dr. Charles Padbury        5,266,295     5,591     31,710
         Robert Nelson              5,275,326     5,491     32,779
         Dr. Evan Ames              5,251,200    22,817     32,979
         Robert P. Erickson         5,245,255    19,917     38,424
         Graham H. Norris           5,264,626     3,410     35,560
         Dr. G. Dale Weight         5,258,995     2,591     42,010
         Joseph Morris              5,268,491     3,445     31,660

Each nominee having received a majority of the votes cast was elected a Director of the Company. (The name of Vern O. Curtis was included in the proxy materials. However, it was discovered after those materials were sent that Mr. Curtis had declined to stand for election and so no votes in connection with his name were counted.)

(3) The votes cast in person and by proxy on the resolution to adopt an Amendment to the Articles of Incorporation of the Company changing the authorized capital of the Company from 20 million shares to 50 million shares were 4,595,088 For; 273,351 Against; and 79,886 Abstain/Withheld. The proposal therefore passed.

(4) The votes cast in person and by proxy of the resolution to adopt Amended and Restated Articles of Incorporation for the Company were 2,432,176 For; 87,587 Against; and 40,063 Abstain/Withheld. Because this Proposal required a majority of the total votes present and voting, it did not pass.

(5) The votes cast in person and by proxy on the resolution to approve the 1997 Incentive Stock Option Plan adopted by the Board of Directors on December 27, 1996 were 2,007,705 For; 370,758 Against; and 94,026 common shares
Abstain/Withheld. This Proposal must have been adopted by a majority of the votes voting on this Proposal, and therefore passed.

(6) The votes cast in person and by proxy on the resolution to approve the 1998 Incentive Stock Option Plan adopted by the Board of Directors on September 3, 1997 were 2,002,801 For; 374,462 Against; and 95,226 common shares
Abstain/Withheld. This Proposal must have been adopted by a majority of the votes voting on this Proposal, and therefore passed.

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

                               ITEX CORPORATION


       April 6, 1998           /s/  Graham H. Norris
   ---------------------       ------------------------------------------------
               Date
                               Graham H. Norris, Chairman of the Board of
                               Directors, President and Chief Executive Officer
                               (principal executive officer and director)

        April 6, 1998          /s/  Joseph M. Morris
   ----------------------      -------------------------------------------------
               Date            Joseph M. Morris, Senior Vice President and Chief
                               Financial Officer (principal accounting officer
                               and director)

                                  EXHIBIT INDEX



       EXHIBIT                                      DESCRIPTION
----------------------              --------------------------------------------

          27 Financial Data Schedule for the Twenty-Eight Weeks Ended February 12, 1998