Form 10-Q
period 1998-05-07
ITEX CORPORATION
filed 1998-06-25
CIK 860518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                   May 7, 1998

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


             Nevada                                               93-0922994
--------------------------------                             -------------------
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

          Number of Shares of Common Stock, $0.01 Par Value Outstanding
                                at June 17, 1998:

                                    8,271,000

                       (This Form 10-Q includes 28 pages)

                                ITEX CORPORATION

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                   May 7, 1998

                                      INDEX


                                                                          Page
                                                                        --------

PART I.           FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT MAY 7, 1998 AND
        JULY 31, 1997                                                     3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE
        AND FORTY WEEK PERIODS ENDED MAY 7, 1998 AND 1997                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FORTY
         WEEK PERIODS ENDED MAY 7, 1998 AND 1997                          5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  14
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 PART II.        OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS                                        25

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                         27

PART I. FINANCIAL INFORMATION                ITEM 1. FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts )

                                                                                  May 7, 1998          July 31, 1997
                                                                               -----------------     -----------------
                                   ASSETS
Current Assets
     Cash and cash equivalents.............................................       $     4,346           $       813
     Trade dollars.........................................................             4,139                   786
     Accounts receivable, net of allowance for doubtful
      accounts of $224 and $115............................................             1,254                 1,084
     Notes receivable......................................................               381                   285
     Prepaids and other current assets.....................................               189                    80
                                                                               -----------------     -----------------
         Total current assets..............................................            10,309                 3,048

Inventory for Principal Party Trading......................................             5,905                 6,939

Available for Sale Equity Securities.......................................             2,261                 7,088

Natural Resource Interests.................................................             6,688                 6,576

Investment in Samana Resort ...............................................             7,404                  ----

Investments in and Advances to Unconsolidated Entities.....................             5,242                 3,092

Goodwill and Purchased Member Lists, net...................................               913                 1,075

Notes Receivable, Long-Term Portion........................................               510                   510

Other Assets...............................................................             1,366                 1,640
                                                                               -----------------     -----------------
                                                                                  $    40,598           $    29,968
                                                                               =================     =================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable......................................................       $       191           $       246
     Portion of receivables due to brokers ................................               601                   552
     Income taxes payable..................................................               651                   840
     Current portion of long-term indebtedness.............................                41                   166
     Other current liabilities.............................................               462                   263
                                                                               -----------------     -----------------
         Total current liabilities.........................................             1,946                 2,067
                                                                               -----------------     -----------------

Deferred Income Taxes......................................................               117                   101
                                                                               -----------------     -----------------
Long-term Indebtedness.....................................................               153                    26
                                                                               -----------------     -----------------
Stockholders' Equity
      Series A 5% convertible preferred stock, $.01 par
         value; 65,000 shares authorized; 53,500 shares issued
         and outstanding in 1998                                                            1                  ----
     Common stock, $.01 par value; 50,000,000 shares
        authorized; 7,590,000 and 7,207,000 shares
        issued and outstanding.............................................                76                    72
     Paid-in capital.......................................................            25,230                19,114
     Net unrealized gain on marketable securities..........................             1,562                    60
     Treasury stock, at cost (2,000 shares)................................               (10)                 ----
     Retained earnings.....................................................            11,718                 8,938
     Prepaid printing......................................................              (195)                 (410)
                                                                               -----------------     -----------------
         Total stockholders' equity........................................            38,382                27,774
                                                                               -----------------     -----------------
                                                                                  $    40,598           $    29,968
                                                                               =================     =================
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                               ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                Twelve          Twelve        Forty Weeks     Forty Weeks
                                              Weeks Ended     Weeks Ended        Ended           Ended
                                              May 7, 1998     May 7, 1997     May 7, 1998     May 7, 1997
                                             -------------   -------------   -------------   -------------
Revenue
    Corporate trading revenue...............  $    1,890      $    2,313      $   10,736      $    4,010
    Trade exchange revenue..................       4,090           4,166          15,180          13,779
    Other revenue...........................          15             ---              15            ----
                                             -------------   -------------   -------------   -------------
                                                   5,995           6,479          25,931          17,789
                                             -------------   -------------   -------------   -------------
Costs and Expenses
    Costs of corporate trading..............       2,077             950           9,839           2,533
    Costs of trade exchange revenue.........       1,990           1,927           6,382           5,657
    Costs of other revenue..................         270            ----             270            ----
    Selling, general, and administrative....       1,908           1,961           6,910           5,814
                                             -------------   -------------   -------------   -------------
                                                   6,245           4,838          23,401          14,004
                                             -------------   -------------   -------------   -------------

Income (Loss) from Operations...............        (250)          1,641           2,530           3,785

Other Income (Expense)
  Net gains on sales of investments                 ----               4           1,097              20
  Interest income (expense) net...........            19             ---              79             ---
  Miscellaneous, net......................             2             ---               2             ---
                                             -------------   -------------   -------------   -------------
                                                      21               4           1,178              20
                                             -------------   -------------   -------------   -------------

Income Before Taxes and Equity in Net Income
  of Foreign Affiliate......................        (229)          1,645           3,708           3,805

Provision (Credit) for Income Taxes.........        (292)            753             928           1,602
                                             -------------   -------------   -------------   -------------

Income Before Equity in Net Income
  of Foreign Affiliate......................          63             892           2,780           2,203

Equity in Net Income of Foreign Affiliate...        ----           1,247            ----           1,247
                                             -------------   -------------   -------------   -------------


Net Income (Loss)...........................  $       63      $    2,139      $    2,780      $    3,450
                                             =============   =============   =============   =============

Average Common and Equivalent Shares:
   Basic....................................       7,539           6,926           7,441           6,871
                                             =============   =============   =============   ============
   Diluted..................................       9,208           7,279           8,537           7,304
                                             =============   =============   =============   ============

Net Income Per Common Share:
   Basic....................................  $     0.01      $     0.31      $     0.37       $    0.50
                                             =============   =============   =============   ============
   Diluted..................................  $     0.01      $     0.29      $     0.33       $    0.47
                                             =============   =============   =============   ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Forty Weeks Ended       Forty Weeks Ended
                                                              May 7, 1998             May 7, 1997
                                                           -----------------       -----------------
Cash Flows from Operating Activities
    Net income............................................ $       2,780           $        3,450
    Adjustments:
       Equity in Net Income of Foreign Affiliate..........                                 (1,247)
       Depreciation and amortization......................           471                      404
       Services paid for in stock.........................           778                      170
       Gain on sales of available-for-sale securities.....        (1,097)
                                                                                             ----
       Net trade revenue earned over trade costs  ........        (3,009)                  (3,260)
    Changes in operating assets and liabilities:
       Accounts and notes receivable......................          (266)                    (478)
       Deferred taxes.....................................            16                       (2)
       Prepaids and other assets..........................           230                       97
       Accounts payable and other current liabilities.....          (165)                     114
       Portion of receivables due to brokers..............            49                      177
       Income taxes payable...............................          (189)                     270
                                                           -----------------       -----------------
         Net cash provided by (used in) operating
               activities.................................          (402)                    (305)
                                                           -----------------       -----------------

Cash Flows From Investing Activities
    Gain on sales of available-for sale securities........         1,097                     ----
    Investment in Samana Resort...........................        (1,004)                    ----
    Investments in and advances to unconsolidated
        entities..........................................        (1,633)                    (294)
    Additions to equipment and information systems........          (100)                     (71)
                                                           -----------------       -----------------
          Net cash (used in) investing activities.........        (1,640)                    (365)
                                                           -----------------       -----------------

Cash Flows From Financing Activities
    Proceeds from sales of common stock...................         5,576                      150
     Borrowings under capital leases......................           131                     ----
    Repayments of capital leases and notes payable........          (132)                    (170)
                                                           -----------------       -----------------
          Net cash provided by (used in) financing
                activities................................         5,575                      (20)
                                                           -----------------       -----------------
Net increase (decrease) in cash and equivalents...........         3,533                     (690)

Cash and cash equivalents at beginning of period..........           813                    1,301
                                                           -----------------       -----------------

Cash and Cash Equivalents at End of Period................ $       4,346           $          611
                                                           =================       =================
Supplemental Cash Flow Information
Cash paid for interest.................................... $          11           $           19

Cash paid for income taxes................................         1,222                     ----

Non-Cash Investing and Financing Activities
Equipment, inventory, information systems
  development services, prepaids, customer lists,
  marketable securities and goodwill acquired for
  common stock and ITEX trade dollars.....................           469                    4,324


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

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1997 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended May 7, 1998 and 1997 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and forty week periods ended May 7, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1997 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - TRADE DOLLARS

At May 7, 1998, the Company had earned 4,139,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. At July 31, 1997, the Company had earned 786,000 ITEX Trade Dollars in excess of the amount of Trade Dollars expended by the Company. The Company has classified net positive Trade Dollar balances as a current asset because the Company expects to utilize the full amount within the 12 months following the respective balance sheet dates.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000. The cost of the securities sold was $2,218,000, resulting in net gains totaling $1,097,000.

Available for sale securities of $2,261,000 at May 7, 1998 includes securities with market value totaling $3,290,000, less deferred taxes of $1,029,000 that would be payable as a result of gains on a presumed sale of the securities. The available for sale securities at May 7, 1998 was primarily 1,800,000 shares of common stock of Wade Cook Financial Corporation ("WCFC"). On February 4, 1998, Associated Reciprocal Traders, Ltd., which is a wholly owned subsidiary of the Company and the owner of the WCFC stock, filed an action against WCFC seeking, among other things, an injunction compelling WCFC to perform its obligations under an agreement between the parties and compensatory damages resulting from WCFC's failure to deliver and permit transfer of WCFC stock. This matter is discussed in more detail in Part II, Item 1 of this Form 10-Q.

NOTE 4 -  NATURAL RESOURCE INTERESTS

In determining the value of the Company's natural resource interests located on four mineral properties in the State of Washington, as described in Note 6 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, the Company has relied on an appraisal prepared by a highly qualified independent appraisal firm to substantiate the value attributed to its investment. The appraisal assumes that a number of contingencies are resolved. It assumes, among other things, that the Company locates another entity to mine the property and to pay it royalties, that the Company is able to obtain access to the entire property at issue, that the Company purchases certain additional land, and that certain possible issues regarding ownership of all mineral rights are resolved in the Company's favor.

More specifically, the appraisal utilized the following basic financial assumptions: ITEX would only generate revenue as a royalty owner and not participate in any net profits, leasing or other payment arrangements, nor would ITEX retain rights to deductions for depletion, depreciation or amortization; ITEX would be liable for no other payments of any kind, with the operator taking over all costs for holding, developing, and operating the properties; the properties would be in production within two years; production from each operation would be limited to the most applicable products to be made from each deposit and that operations would run for 20 years or less, depending on the resources available; production tonnage, prices to be received, and royalties to be paid to ITEX would be the same as those generated from similar operations currently operating in the Pacific Northwest; and that the applicable blended tax rate would be 30% and net present value calculations should be based on a discount rate of 7.5 %.

The appraisal estimates a current value for the mineral properties based on a projected royalty stream of income. The appraisal is subject to significant uncertainties inherent in this type of analysis. As a result, actual value may differ, perhaps materially, from appraised value. As of this filing, none of the forward-looking assumptions underlying the appraisal have been realized, nor has the Company completed any material steps toward their realization.


TMENT IN SAMANA RESORT

During October 1997 the Company, through its wholly-owned subsidiary, Associated Reciprocal Traders, Ltd, ("ART") acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena

(Samana) Resort (the "Samana Resort") along with associated plans, engineering drawings, permits and approvals for the resort. The Company is currently seeking financing for this project. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. VPB has never had any business operations other than ownership of the Samana Project.

The Company paid cash of $1,000,000 during the quarter ended November 20, 1997 and agreed to pay additional cash of $250,000 upon the finalization of a credit facility agreement for funding of the project, which has been included in other current liabilities. The Company conveyed available-for-sale securities totaling $5,142,000 from the investment portfolio of ART and also agreed to issue to the other parties ITEX Corporation common stock with market value of $1,000,000 upon the substantial beginning of construction on the project. In determining the value of the Company's interest in the Samana Resort, the Company has relied on an appraisal prepared by a professional appraising firm of the Dominican Republic to substantiate the value attributed to its investment in this property. The appraisal is based on the best and highest use of the property and assumes that a number of contingencies be resolved. It assumes, among other things, that the Company will be able to obtain financing for the project, the property will be constructed as a resort property substantially in accord with the plans and approvals already completed. It also assumes that the final construction for the nearby airport is completed timely, and that there is an adequate market for the resort project.

The appraisal estimates a current value for the Samana Resort property based on comparisons to the values of other properties, some of which have already been developed. The appraisal is subject to significant uncertainties inherent in this type of analysis, including the facts that, within the Dominican Republic, there exists no true central filing of real estate transactions; such filings are not regulated, and documented proof of actual prices paid is not attainable. As a result, actual value may differ, perhaps materially, from appraised value. As of this filing, none of the forward-looking assumptions underlying the appraisal have been realized, nor has the Company completed any material steps toward their realization.


NOTE 6 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Business Exchange International Corp. Investments in and advances to unconsolidated entities includes $4,142,000 and $3,092,000 at May 7, 1998 and July 31, 1997, respectively, related to the Company's interest in Business Exchange International Corp. ("BEI"), the operator of the BXI Trade Exchange. See Note 12 to Consolidated Financial Statements included in this Form 10-Q, which discusses the completion, on June 25, 1998, of the acquisition of the remaining 50% interest, making BEI a 100%-owned subsidiary of the Company.

GlobalTel Resources, Inc. During the quarter ended November 20, 1997, ITEX invested 200,000 ITEX Trade Dollars and $200,000 cash in GlobalTel Resources, Inc. ("GlobalTel"), a company that expects to complete an initial public offering in 1998. ITEX is to receive $200,000 of unregistered stock computed at the initial public offering price. ITEX also received a "bridge financing" note receivable for $200,000 with interest at 10%, payable at the earlier of the date of completion of a firm commitment underwritten public offering providing gross proceeds of at least $15,000,000 or January 2, 1999. ITEX also received rights to $200,000 of common stock computed at the initial public offering price, which is to be registered in the offering. ITEX has agreed to a "lock up period" of nine months after the initial public offering, during which time ITEX may be required to hold such stock. The Chairman and Chief Executive Officer of GlobalTel is a Director of ITEX.

Avenir Internet Solutions, Inc. On March 26, 1998, the Company announced the signing of an agreement to acquire a 45% common equity interest in Avenir Internet Solutions, Inc. ("Avenir"), an Internet commerce company based in Waterloo, Ontario, Canada. The Company agreed to pay $750,000 cash and 250,000 ITEX Trade Dollars for its interest, to be provided based on a mutually agreed upon cash requirements schedule. If Avenir does not use the ITEX Trade Dollars to acquire goods and services usable in its operations, the Company will replace the ITEX Trade Dollars with cash on a 1 to 1 basis. Through May 7, 1998, the Company had provided $350,000 cash to Avenir pursuant to the agreement.

NOTE 7 - BANK LINE OF CREDIT

The Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1998. Pursuant to the line of credit, the Company may borrow up to $250,000 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility is equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that may be outstanding at any time is determined by a borrowing base formula related to available collateral. Borrowings are collateralized by the Company's accounts receivable, fixed assets and inventory. As of May 7, 1998, the Company had no borrowings outstanding with respect to the line of credit.

NOTE 8 - CAPITAL STOCK

Series A Convertible Preferred Stock. During the quarter ended May 7, 1998, the Board of Directors authorized up to 65,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for sale at $100 per share. The Series A Preferred Stock is convertible into common stock at the lower of the average bid price for the five trading days prior to issuance of the preferred stock or 80% of the average price of the common stock in public trading for the five days prior to conversion. The Series A Preferred Stock may be converted into common stock at any time after 41 days from closing. The Company has the right, but not the obligation, to redeem some or all of the Series A Preferred Stock in the event that the market price of the Company's common stock is $3.00 per share or less. The redemption price would be 118% of the amount originally paid for the Series A Preferred Stock. The Series A Preferred Stock earns dividends at the rate of 5% per annum, which may be paid in cash or common stock at the discretion of the Company.

On April 3, 1998, the Company closed the sale of 53,500 shares of Series A Preferred Stock to a small number of non-U.S. persons (as defined in Rule 902 of the Securities Act of 1933, as amended) located outside the United States in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350,000 and net proceeds, after costs, totaling $4,730,000. The purchasers of the Series A Preferred Stock agreed not to sell more than 50% of the common stock received upon conversion until at least 75 days after the closing date. The Company has granted registration rights, under limited conditions, to the holders of Series A Preferred Stock. The primary use of the proceeds is for the acquisition of the remaining 50% common equity interest in Business Exchange International, Inc.

Subsequent to May 7, 1998, notices for conversion of 17,997 shares of Series A preferred stock were received, which would result in the issuance of 725,026 shares of common stock.

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

The stock option plans that were adopted on December 27, 1996 and September 3, 1997 were approved by the Company's shareholders at the annual meeting of the Company's shareholders held on January 8, 1998 and reconvened on February 6, 1998. On May 22, 1998, the Company filed a Form S-8 registration with the Securities and Exchange Commission with respect to the shares of common stock underlying options to be issued pursuant to the stock option plans that were adopted on December 15, 1995, December 27, 1996 and September 3, 1997, all of which have been approved by the Company's shareholders. The filing of the Form S-8 registration permits optionees to exercise options and sell the shares received in the open market. The exercise prices on the options registered range from $3.19 per share to $6.13 per share. As of June 25, 1998, none of such options had been exercised and there were no sales of underlying shares.

Repurchase of Outstanding Warrants. On March 30, 1998, the Company agreed to issue 250,000 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011,000 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, represented Wycliff and Bailey in this transaction.

NOTE 9 - REVENUE

The following table summarizes the cash and trade (consisting of ITEX Trade Dollars and other noncash consideration) components of revenue for the twelve and forty week periods ended May 7, 1998 and 1997:

                                Twelve          Twelve            Forty           Forty
                             Weeks Ended     Weeks Ended       Weeks Ended     Weeks Ended
                             May 7, 1998     May 7, 1997       May 7, 1998     May 7, 1997
                            -------------   -------------     -------------   -------------
                                                    (in thousands)
Corporate Trading Revenue
    Trade                    $     1,657     $     2,062       $     9,532     $     2,792
    Cash                             233             251             1,204           1,218
                            -------------   -------------     -------------    ------------
                                   1,890           2,313            10,736           4,010
                            -------------   -------------     -------------    ------------
Trade Exchange Revenue
    Trade                          1,686           1,750             7,319           5,867
    Cash                           2,404           2,416             7,861           7,912
                            -------------   -------------     -------------    ------------
                                   4,090           4,166            15,180          13,779
                            -------------   -------------     -------------    ------------
Other Revenue
    Trade                           ----            ----              ----            ----
    Cash                              15            ----                15            ----
                            -------------   -------------     -------------    ------------
                                      15            ----                15            ----
                            -------------   -------------     -------------    ------------
Total Revenue
    Trade                          3,343           3,812            16,851           8,659
    Cash                           2,652           2,667             9,080           9,130
                            -------------   -------------     -------------    ------------
                             $     5,995     $    6,479        $    25,931      $   17,789
                            =============   =============     =============    ============

NOTE 11 - INCOME PER SHARE

During the current fiscal year, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. All prior period earnings per share data are restated to conform with Statement 128 for consistent presentation of all periods.

Following is a reconciliation of the numerators of the basic and diluted income per share:

                                     Twelve          Twelve             Forty            Forty
                                   Weeks Ended     Weeks Ended       Weeks Ended      Weeks Ended
                                   May 7, 1998     May 7, 1997       May 7, 1998      May 7, 1997
                                  -------------   -------------     -------------    ------------
                                                           (in thousands)
Net income                         $       63      $    2,139       $     2,780      $    3,450
Preferred stock dividends                 (25)           ----               (25)           ----
                                  -------------   -------------     -------------    ------------
Net income available to
  common stockholders              $       38      $    2,139       $     2,755      $    3,450
                                  =============   =============     =============    ============

Weighted average shares                 7,539           6,926             7,441           6,871
Effect of dilutive securities
   Options and warrants                 1,036             353               885             433
   Convertible preferred stock            633            ----               211            ----
                                  -------------   -------------     -------------    ------------
                                        9,208           7,279             8,537           7,304
                                  =============   =============     =============    ============

Basic income per share (based
 on weighted average shares        $     0.01      $     0.31        $     0.37       $    0.50
                                  =============   =============     =============    ============

Diluted income per share (based
  on assumed conversions)          $     0.01      $     0.29        $     0.33       $    0.47
                                  =============   =============     =============    ============


NOTE  12  -  ACQUISITION   OF  REMAINING  50%  INTEREST  IN  BUSINESS   EXCHANGE
INTERNATIONAL CORP.

On June 25, 1998, the Company completed the acquisition of the remaining 50% interest in Business Exchange International Corp. ("BEI"), the operator of the BXI Trade Exchange, making BEI a 100%-owned subsidiary of the Company. This transaction was completed pursuant to the terms of an agreement signed by the parties for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation.

The purchase price paid for the remaining 50% interest was $3,725,000 in cash. During the quarter ended May 7, 1998, the Company paid a nonrefundable advance of $1,000,000 to be applied against the $3,725,000 purchase price of the remaining 50% interest in the BXI Trade Exchange. Also during the quarter ended May 7, 1998, the Company sold to the previous owner of BEI 150,000 shares of newly issued shares of the Company's common stock (subject to Rule 144) for $600,000 cash.

In addition, the Company agreed to provide additional consideration by placing 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $7 per share into a fund that will be distributed to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The warrants will be excercisable for three years after distribution to the brokers.

The total cost of the acquisition of BEI, including amounts paid for the initial 50% interest, as well as the remaining 50% interest, and ancillary costs of the acquisition, totaled approximately $7,000,000. The transaction will be accounted for using the purchase method of accounting.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. Mr. Neal owns (including shares beneficially owned) approximately 205,000 shares of the Company's common stock and holds options to purchase
450,000 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share. If Mr. Neal exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 7.5% at May 7, 1998.

On July 31, 1997, the Company commenced a partial redeployment of its assets and investment strategy by investing in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130,000 shares of common stock, paid $20,000 in cash and transferred media inventory, hotel room inventory, and fine art paintings and sculpture. The total carrying value of the acquired mineral properties of $6,576,000 has been confirmed in an appraisal by a firm of independent qualified mining consultants. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Mr. Terry Neal represented Pacific Mineral Resources, Inc., the other party, in this transaction. Therefore, this may be considered a related party transaction.

During the fiscal years ended July 31, 1994, 1995, 1996, and 1997, the Company reported net income (loss) on the equity method of $632,000, $958,000, ($90,000) and $1,247,000, respectively, from its 49% investment in Associated Reciprocal Traders, Inc. ("ART"). During those periods, Newcastle Services, Ltd. ("Newcastle"), the owner of a 5.4% beneficial common equity interest in the Company, owned the remaining 51% of ART. During that period, the Company dealt with Mr. Terry Neal in connection with various transactions involving ART and Newcastle. This included the transaction on July 30, 1997, in which the Company completed the purchase of the remaining 51% interest of ART from Newcastle, which is described in Note 17 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. Therefore, these may be considered related party transactions.

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976,000 ITEX Trade Dollars and available-for-sale securities valued at $1,024,000 in exchange for shares of Wade Cook Financial Corporation ("WCFC") with market value of $2,000,000.

During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140,000 ITEX Trade Dollars, in which it recognized aggregate net gains totaling $20,000. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990,000 ITEX Trade Dollars, in which it recognized aggregate net gains totaling 350,000 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440,000 ITEX Trade Dollars, in which it recognized aggregate net gains totaling $8,000. Bailey Fund owns a beneficial interest of approximately 6.4 % in the Company. In these transactions, the Company dealt with Mr. Neal as agent for Bailey. Therefore, these may be considered related party transactions.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At May 7, 1998, the Company's working capital ratio was 5.3 to 1, based on current assets of $10,309,000 and current liabilities of $1,946,000. Subsequent to May 7, 1998, the Company expended $2,700,000 cash in acquiring the remaining 50% interest in Business Exchange International Corp. ("BEI"), the operator of the BXI Trade Exchange. The Company's working capital ratio at July 31, 1997, was 1.5 to 1, based on current assets of $3,048,000 and current liabilities of $2,067,000. The improvement in working capital resulted primarily from the following factors:

         (a) An increase in the Company's cash and short-term cash investments to $4,346000 at May 7, 1998, from the July 31, 1997 total of $813,000. This was primarily attributed to the sale of available-for-sale securities in which the Company realized net proceeds of $3,315,000 and the private placement of series A preferred stock, from which the Company received net proceeds totaling $4,730,000.

         (b) An increase in the Company's net ITEX retail trade credits earned, which increased the Company's account in the ITEX Retail Trade Exchange at May 7, 1998 to 4,139,000 Trade Dollars from
               786,000 Trade Dollars at July 31, 1997. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the next 12 months.

Total stockholders' equity increased to $38,382,000 at May 7, 1998, from $27,774,000 at July 31, 1997. The increase in stockholders' equity was primarily attributable to the following three factors:

         (a)   Continued profitable operations of the Company.

         (b) Completion of the private placement of series A preferred stock, from which the Company realized net proceeds of $4,730,000.

         (c) An increase in the unrealized gain on available-for-sale securities to $1,562,000 at May 7, 1998 from $60,000 at July 31, 1997. Available for sale securities of $2,261,000 at May 7, 1998 includes securities with market value totaling $3,290,000 less deferred taxes totaling $1,029,000 that would be payable as a result of gains on the presumed sale of the securities.

During the first three quarters of fiscal 1998, the Company reported net cash used in operations of $402,000 in the statement of cash flows, as compared to cash used in operations of $305,000 in the first three quarters of fiscal 1997. The increase in cash used in operations was primarily attributable to increased expenditures in start-up operations including the Company's new foreign licensing subsidiary, Zoring International Inc., and additional business development activities.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000, substantially increasing the liquidity of the Company. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000. Available for sale securities of $2,261,000 at May 7, 1998 includes securities with market value totaling $3,290,000, less deferred taxes totaling $1,029,000 that would be payable as a result of gains on a presumed sale of the securities.

The available for sale securities at May 7, 1998, consisted primarily of 1,800,000 shares of common stock of Wade Cook Financial Corporation ("WCFC"). On February 4, 1998, Associated Reciprocal Traders, Ltd., which is a wholly owned subsidiary of the Company and the owner of the WCFC stock, filed an action against WCFC seeking, among other things, an injunction compelling WCFC to perform its obligations under an agreement between the parties and compensatory damages resulting from WCFC's failure to deliver and permit transfer of WCFC stock. This matter is discussed in more detail in Part II, Item 1 of this Form 10-Q.

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

On April 3, 1998, the Company closed the sale of 53,500 shares of Series A Preferred Stock to a small number of non-U.S. persons (as defined in Rule 902 of the Securities Act of 1933, as amended) located outside the United States in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350,000 and net proceeds, after costs, totaling approximately $4,800,000. The purchasers of the Series A Preferred Stock agreed not to sell more than 50% of the common stock received upon conversion until at least 75 days after the closing date. The Company has granted registration rights, under limited conditions, to the holders of Series A Preferred Stock. The primary use of the proceeds is for the acquisition of the remaining 50% common equity interest in Business Exchange International, Inc.

Development Activities

BXI Trade Exchange. On April 2, 1998, the Company announced the signing of an agreement for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation. The Company paid $3,725,000 cash for the remaining 50% common equity interest in Business Exchange International Corporation ("BEI") not already owned by the Company. During the quarter ended May 7, 1998, the Company paid a nonrefundable advance of $1,000,000 to be applied against the $3,725,000 purchase price of the remaining 50% interest in the BXI Trade Exchange. During the quarter ended May 7, 1998, the Company sold to the owner of the remaining 50% of BEI, 150,000 shares of newly issued shares of the Company's common stock (subject to Rule
144) for $600,000 cash.

The Company also agreed to place 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $7 per share into a fund that will be distributed to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The warrants will be excercisable for three years after distribution to the brokers.

Samana Resort Project. During October 1997 the Company, through its wholly-owned subsidiary, Associated Reciprocal Traders, Ltd, ("ART") acquired a 60% interest in 16 acres of improved but undeveloped resort property known as the Villas Punta Ballena (Samana) Resort (the "Samana Resort") along with associated plans, engineering drawings, permits and approvals for the resort. The Company is currently seeking financing for this project. The transaction was structured as the purchase of a 60% equity interest in Villas Punta Ballena C. por A. ("VPB"), a Dominican Republic corporation, the holder of the Samana Resort property. The Samana Resort is located in the northeast corner of the Dominican Republic on the Bay of Samana. VPB has never had any business operations other than ownership of the Samana Project.

The Company paid cash of $1,000,000 during the quarter ended November 20, 1997 and agreed to pay additional cash of $250,000 upon the finalization of a credit facility agreement for funding of the project, which has been included in other current liabilities. The Company conveyed available-for-sale securities totaling $5,142,000 from the investment portfolio of ART and also agreed to issue to the other parties ITEX Corporation common stock with market value of $1,000,000 upon the substantial beginning of construction on the project. In determining the value of the Company's interest in the Samana Resort, the Company has relied on an appraisal prepared by a professional appraising firm of the Dominican Republic to substantiate the value attributed to its investment in this property. The appraisal is based on the best and highest use of the property and assumes that a number of contingencies be resolved. It assumes, among other things, that the Company will be able to obtain financing for the project, the property will be constructed as a resort property substantially in accord with the plans and approvals already completed and that the final construction for the nearby airport is completed timely, and that there is an adequate market for the resort project.

The Company intends to proceed with construction of the resort facility substantially in accordance with the plans for development of the property as previously approved by the relevant authorities. When completed, the Samana Resort is expected to include approximately 250 condominium and hotel units with beach front concessions, swimming pools, tennis courts, restaurants, and most other amenities associated with a quality Caribbean resort.

Foreign Licensing. In fiscal 1998, the Company entered into an agreement with Kuwait United Company for Advertising & Publishing & Distribution to license ITEX Retail Trade Exchanges in ten Middle Eastern countries. The countries covered by this agreement are Kuwait, Saudi Arabia, Bahrain, Qatar, United Arab Emirates, Oman, Lebanon, Syria, Jordan, and Egypt.

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

Manufacturers Trade Exchange. The Company has an agreement with Manufacturers Trade Exchange LLC ("MTX"), to serve as a broker to manufacturers nationwide. Providing its services through referrals from offices of the Manufacturing
Extension Partnership ("MEP"), a program sponsored by the U.S. Department of Commerce, MTX can offer trade and other noncash exchange solutions to the approximately 381,000 manufacturers identified by the MEP program.

Communication and Information Systems. During the twelve and forty week periods ended May 7, 1998, the Company spent a total of $22,000 and $83,000, respectively, on research and development for its communication and information systems, all of which was charged to expense.

On March 26, 1998, the Company announced the signing of an agreement to acquire a 45% common equity interest in Avenir Internet Solutions, Inc. ("Avenir"), an Internet commerce company based in Waterloo, Ontario, Canada. The Company agreed to pay $750,000 cash and 250,000 ITEX Trade Dollars for its interest, to be provided based on a mutually agreed upon cash requirements schedule. If Avenir does not use the ITEX Trade Dollars to acquire goods and services usable in its operations, the Company will replace the ITEX Trade Dollars with cash. Through March 31, 1998, the Company had provided $350,000 cash to Avenir pursuant to the agreement.

RESULTS OF OPERATIONS

Comparison  of  Twelve-Week  Period  Ended May 7, 1998 (Third  Quarter of Fiscal
--------------------------------------------------------------------------------
1998) and Twelve-Week Period Ended May 7, 1997 (Third Quarter of Fiscal 1997)
-----------------------------------------------------------------------------

Overall Operating Results

Total revenue decreased 7% to $5,995,000 in the third quarter of fiscal 1998 from $6,479,000 in the third quarter of fiscal 1997. The Company had a loss from operations of $250,000 in the third quarter of fiscal 1998 and income from operations of $1,641,000 in the third quarter of fiscal 1997. The third quarter of fiscal 1998 included a net loss of $255,000 from start-up costs of the Company's newly formed international licensing subsidiary, Zoring International Inc. ("Zoring"). The Company expects Zoring to contribute profits to operating results in future periods. Also, the Company's gross margin from corporate trading revenue decreased to a (loss) of ($187,000) in the third quarter of fiscal 1998 from $1,363,000 in the third quarter of fiscal 1997. The gross margin in the third quarter of fiscal 1997 was unusually high because the Company was able to realize revenue from items on which there was no carrying value in the balance sheet, resulting in a 100% gross margin for those items. In the third quarter of fiscal 1998, costs of corporate trading included a charge of $500,000 related to foreclosure of the first obligation on an office building in Vista, California on which the Company was the holder of the second deed of trust.

The Company reported net income of $63,000, or $0.01 per share, in the third quarter of fiscal 1998 and net income of $2,139,000, or $0.31 per share in the third quarter of fiscal 1997. Third quarter fiscal 1997 net income was increased by $1,247,000, or $0.18 per share, as a result of the reversal of a deferred tax liability related to Associated Reciprocal Traders, Ltd., which had been recorded during the fiscal year ended July 31, 1996.

Revenue

Total Revenue. Total revenue decreased 7% to $5,995,000 in the third quarter of fiscal 1998 from $6,479,000 in the third quarter of fiscal 1997. Following is a summary of the components of revenue for the third quarters of fiscal 1998 and 1997:

                                    Twelve Weeks Ended       Twelve Weeks Ended
                                       May 7, 1998              May 7, 1997
                                   --------------------     --------------------
                                                  (in thousands)
  Corporate Trading Revenue
      Trade                           $     1,657              $     2,062
      Cash                                    233                      251
                                     --------------           --------------
                                            1,890                    2,313
                                     --------------           --------------
  Trade Exchange Revenue
      Trade                                 1,686                    1,750
      Cash                                  2,404                    2,416
                                     --------------           --------------
                                            4,090                    4,166
                                     --------------           --------------
  Other Revenue
      Trade                                  ----                     ----
      Cash                                     15                     ----
                                     --------------           --------------
                                               15                     ----
                                     --------------           --------------
  Total Revenue
      Trade                                 3,343                    3,812
      Cash                                  2,652                    2,667
                                     --------------           --------------
                                      $     5,995              $     6,479
                                     ==============           ==============

Trade Exchange Revenue. In the third quarter of fiscal 1998, the Company's revenue from its core retail trade exchange business was $4,090,000, approximately the same level as revenue of $4,166,000 in the third quarter of fiscal 1997.

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

Corporate Trading Revenue. In the third quarter of fiscal 1998, the Company's revenue from corporate trading activities decreased to $1,890,000 from $2,313,000 in the third quarter of fiscal 1997. The decrease was the result of the timing of closing of transactions and completion of performance requirements for revenue recognition. The Company expects corporate trading revenue to increase in future quarters.

Costs, Expenses, and Gross Margins

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $1,990,000 in the third quarter of fiscal 1998 from $1,927,000 in the third quarter of fiscal 1997. The gross margin from trade exchange operations was $2,100,000 in the third quarter of fiscal 1998 as compared to $2,239,000 in the third quarter of fiscal 1997. Costs of trade exchange revenue were 49% of trade exchange revenue in the third quarter of fiscal 1998 and 46% in the third quarter of fiscal 1997.

Costs of Corporate Trading. Costs of corporate trading increased to $2,077,000 in the third quarter of fiscal 1998 from $950,000 in the third quarter of fiscal 1997. the Company's gross margin from corporate trading revenue decreased to a
(loss) of ($187,000) in the third quarter of fiscal 1998 from $1,363,000 in the third quarter of fiscal 1997. Costs of corporate trading were 110% of trade exchange revenue in the third quarter of fiscal 1998 and 41% in the third quarter of fiscal 1997. Costs in the third quarter of fiscal 1998 included a charge of $500,000 related to foreclosure of the first obligation on an office building in Vista, California on which the Company was the holder of the second deed of trust.

The gross margin in the third quarter of fiscal 1997 was unusually high because the Company was able to realize revenue from items on which there was no carrying value in the balance sheet, resulting in a 100% gross margin for those items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses was at approximately the same level at $1,908,000 in the third quarter of fiscal 1998 as compared to $1,961,000 in the third quarter of fiscal 1997. The increase was primarily attributable to costs for personnel connected with the Company's increasing scope of operations.

Total advertising and promotion expense was $503,000 in the third quarter of fiscal 1998 as compared to $467,000 in the third quarter of fiscal 1997. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the third quarter of fiscal 1998, the Company paid $476,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 95% of total advertising costs for the period.

Comparison  of Forty Week  Period  Ended May 7, 1998  (First  Three  Quarters of
--------------------------------------------------------------------------------
Fiscal 1998) and Forty Week Period  Ended May 7, 1997 (First  Three  Quarters of
--------------------------------------------------------------------------------
Fiscal 1997)
------------

Overall Operating Results

Total revenue increased 46% to $25,931,000 in the first three quarters of fiscal 1998 from $17,789,000 in the first three quarters of fiscal 1997. Income from operations decreased to $2,530,000 in the first three quarters of fiscal 1998 from $3,785,000 in the first three quarters of fiscal 1997. The first three quarters of fiscal 1998 included a net loss of $255,000 from start-up costs of the Company's newly formed international licensing subsidiary, Zoring International Inc. ("Zoring"). The Company expects Zoring to contribute profits to operating results in future periods. Also, selling, general and administrative expenses increased to $6,910,000 in the first three quarters of fiscal 1998 from $5,814,000 in the first three quarters of fiscal 1997. The increase was primarily attributable to higher costs for personnel connected with the Company's increasing scope of operations.

During the quarter ended November 20, 1997, the Company sold a portion of its available-for-sale securities for cash, realizing proceeds of $3,315,000. The cost of the securities sold amounted to $2,218,000, resulting in net gains totaling $1,097,000.

Net income decreased to $2,780,000, or $0.37 per share, in the first three quarters of fiscal 1998, from $3,450,000, or $0.50 per share in the first three quarters of fiscal 1997. Net income for the first three quarters of 1998 was increased by net gains on sales of investments of $1,097,000, which increased net income by $680,000, or $0.09 per share. Net income for the first three quarters of fiscal 1997 was increased by $1,247,000, or $0.18 per share, as a result of the reversal of a deferred tax liability related to Associated Reciprocal Traders, Ltd., which had been recorded during the fiscal year ended July 31, 1996.

Revenue

Total Revenue. Total revenue increased 46% to $25,931,000 in the first three quarters of fiscal 1998 from $17,789,000 in the first three quarters of fiscal 1997. Following is a summary of the components of revenue for the first three quarters of fiscal 1998 and 1997:

                                      Forty Weeks Ended       Forty Weeks Ended
                                         May 7, 1998             May 7, 1997
                                     -------------------     -------------------
                                                    (in thousands)
  Corporate Trading Revenue
      Trade                              $     9,532             $    2,792
      Cash                                     1,204                  1,218
                                        -------------           ------------
                                              10,736                  4,010
                                        -------------           ------------
  Trade Exchange Revenue
      Trade                                    7,319                  5,867
      Cash                                     7,861                  7,912
                                        -------------           ------------
                                              15,180                 13,779
                                        -------------           ------------
  Other Revenue
      Trade                                     ----                   ----
      Cash                                        15                   ----
                                        -------------           ------------
                                                  15                   ----
                                        -------------           ------------
  Total Revenue
      Trade                                   16,851                  8,659
      Cash                                     9,080                  9,130
                                        -------------           ------------
                                         $    25,931             $   17,789
                                        =============           ============

Trade Exchange Revenue. In the first three quarters of fiscal 1998, the Company's revenue from its core retail trade exchange business increased 10% to $15,180,000 from $13,779,000 in the first three quarters of fiscal 1997. Trade exchange revenue included revenue from foreign licenses totaling $256,000 in the first three quarters of fiscal 1998 and $423,000 in the first three quarters of fiscal 1997.

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

Corporate Trading Revenue. In the first three quarters of fiscal 1998, the Company's revenue from corporate trading activities increased to $10,736,000 from $4,010,000 in the first three quarters of fiscal 1997. During the first quarter of fiscal 1998, the Company, through its wholly-owned subsidiary, Associated

Reciprocal Traders, Ltd., exchanged a portfolio of available-for-sale securities totaling $5,142,000 as part of the consideration for the 60% interest in the Samana Resort property.

Costs, Expenses, and Gross Margins

Costs of Trade Exchange Revenue. Costs of trade exchange revenue increased to $6,382,000 in the first three quarters of fiscal 1998 from $5,657,000 in the first three quarters of fiscal 1997. The gross margin from trade exchange operations was $8,798,000 in the first three quarters of fiscal 1998 as compared to $8,122,000 in the first three quarters of fiscal 1997. Costs of trade exchange revenue were 42% of trade exchange revenue in the first three quarters of 1998 and 41% of corporate trading revenue in fiscal 1997.

Costs of Corporate Trading. Costs of corporate trading increased to $9,839,000 in the first three quarters of fiscal 1998 from $2,533,000 in the first three quarters of fiscal 1997. The Company's gross margin from corporate trading revenue was $897,000 in the first three quarters of fiscal 1998 and $1,363,000 in the first three quarters of fiscal 1997. Costs of corporate trading were 110% of corporate trading revenue in the first three quarters of fiscal 1998 and 63% in the first three quarters of fiscal 1997. The higher cost in the first three quarters of fiscal 1998 was primarily attributable to the cost of the portfolio of available-for-sale securities totaling $5,142,000 that was exchanged in the transaction in fiscal 1998 in which the Company received the 60% interest in the Samana Resort property. Also, costs in the first three quarters of fiscal 1998 included a charge of $500,000 related to foreclosure of the first obligation on an office building in Vista, California on which the Company was the holder of the second deed of trust.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,910,000 in the first three quarters of fiscal 1998 from $5,814,000 in the first three quarters of fiscal 1997. The increase was primarily attributable to higher costs for personnel connected with the Company's increasing scope of operations.

Total advertising and promotion expense was $1,388,000 in the first three quarters of fiscal 1998 as compared to $1,516,000 in the first three quarters of fiscal 1997. One of the advantages available to barter businesses is the ability to fund a significant portion of advertising costs using Trade Dollars or by other trade consideration. During the first three quarters of fiscal 1998, the Company paid $1,291,000 of its advertising costs by ITEX Trade Dollars or other trade consideration, representing 93% of total advertising costs for the period.

Discussion of the Year 2000 Issue
---------------------------------

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

Remediation Plans. The Company has scheduled reprogramming of its AIM and ACCT proprietary software for August or September 1998. It is estimated that such reprogramming will require approximately 30 days of programming effort and an additional 30 to 60 days to verify Y2K compliance. In any event, it is contemplated that the Y2K project will be completed not later than December 31, 1998. The cost of such reprogramming and verification will not have a material effect on the Company's results of operations when incurred. With respect to software supplied by third parties, the Company has determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to the Company's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BXI Litigation. On April 2, 1998, the Company announced the signing of an agreement for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation. The paid $3,725,000 cash for the remaining 50% common equity interest in Business Exchange International Corporation ("BEI") not already owned by the Company. The Company also sold to the previous owner of the remaining 50% of BEI, 150,000 shares of newly issued shares of the Company's common stock (subject to Rule 144) for $600,000 cash, which was completed on March 30, 1998.

The Company also agreed to place 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $7 per share into a fund that will be distributed to current brokers of the BXI Trade Exchange who continue as BXI brokers for a three-year period after the date of closing. The warrants will be excercisable for three years after distribution to the brokers.

On June 25, 1998, the Company completed the acquisition of the remaining 50% interest in Business Exchange International Corp. ("BEI"), the operator of the BXI Trade Exchange, making BEI a 100%-owned subsidiary of the Company. This transaction was completed pursuant to the terms of an agreement signed by the parties for the dismissal of all litigation related to the BXI Retail Trade Exchange and for an alliance between the BXI Retail Trade Exchange and the ITEX Retail Trade Exchange under the overall corporate umbrella of ITEX Corporation.

SEC Inquiry. On June 28, 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC has also taken the deposition of several individuals. The Company is cooperating fully with the Securities and Exchange Commission.

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

As of the date of the ART Action and the WCFC Action, the shares issued to ART had undergone several stock splits and now number 1,800,000 shares. The shares were initially restricted pursuant to Rule 144 under the Securities Act of 1933. In October 1997, ART placed an order to sell some of the WCFC shares and requested that WCFC instruct its stock transfer agent to remove the Rule 144 restrictive legend as permitted at that point in time by Rule 144. WCFC refused to comply with ART's request and WCFC issued a "stop transfer notice" preventing sale of the stock by ART.

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

The Company and ART are vigorously prosecuting their claims against WCFC. In addition, the Company is fully defending the WCFC Action and considers it to be without merit. Extensive discovery has been conducted by both parties. A hearing on the merits of the ART action is scheduled for July 9, 1998.

On April 22, 1998, the Company filed an action in the U.S. District Court for the District of Nevada against ITEX USA, Inc. of Great Falls, Virginia. The complaint seeks a declaration of the relative rights of the parties to an Exclusive Agency Agreement dated September 21, 1994. The litigation is in the earliest stages and so estimates of positive outcomes are impossible to make. In any event, however, this litigation does not present scenarios which would be expected to result in a materially adverse effect on the Company's financial position or results of operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

      The Exhibits hereto are listed in the accompanying Exhibit Index.

b.   Reports on Form 8-K

      Filed April 17, 1998 regarding sale of Series A Preferred Stock Filed April 27, 1998, Form 8-K/A regarding sale of Series A Preferred Stock


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ITEX CORPORATION


    June 25, 1998              /s/  Graham H. Norris
---------------------          ------------------------------------------------
         Date
                               Graham H. Norris, Chairman of the Board of
                               Directors, President and Chief Executive Officer
                               (principal executive officer and director)

    June 25, 1998              /s/  Joseph M. Morris
---------------------          ------------------------------------------------
         Date                  Joseph M. Morris, Senior Vice President and Chief
                               Financial Officer (principal accounting officer
                               and director)

                                  EXHIBIT INDEX



         EXHIBIT                                      DESCRIPTION
  ----------------------             -------------------------------------------

            27                       Financial Data Schedule for the Forty Weeks
                                     Ended May 7, 1998