Form 10-K/A
period 1997-07-31
ITEX CORPORATION
filed 2000-05-03
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
             (Amendment No. 1 to Form 10-K as Amended May 2, 2000)



               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                            For The Fiscal Year Ended

                                  July 31, 1997

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                    Nevada                         93-0922994
          ---------------------------           -----------------
          State (or other jurisdiction           (IRS Employer
       of incorporation or organization)        Identification No.)

           10300 SW Greenburg Road, Suite 370, Portland, Oregon 97223
             -------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (503) 244-4673
                              --------------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                            No    ____X____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The approximate market value of stock held by non-affiliates is $6,911,453 based upon 12,297,959 shares held by such persons and the close price of $0.56 on April 19, 2000. The number of shares outstanding of the Registrant's $0.01 par value common stock at April 19, 2000 was 14,336,406.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

                    Part III, Items 10, 11, 12 of this report

                      (This Form 10-K includes ____ pages)

                                ITEX CORPORATION
                                   FORM 10-K/A
                     For The Fiscal Year Ended July 31, 1997

                                      INDEX

                                                                        Page
                                     PART I

ITEM 1.  BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
            EQUITY AND RELATED  STOCKHOLDER MATTERS

ITEM 6.  SELECTED CONSOLIDATED DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         Condition and Results of Operations

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON
            FORM 8-K

                                     PART I

ITEM 1.   BUSINESS

General

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading retail trade exchanges in the United States and has licensees who operate trade exchanges in international markets in Mexico, New Zealand and Turkey. The ITEX retail trade exchange headquartered in Portland, Oregon has approximately 12,500 members (or "clients") who, collectively, make up the trade exchange, which operates as an unincorporated association. The trade exchange contracts with the Company to administer the exchange and to act as a third-party recordkeeper for transactions entered into by the members. ITEX works through approximately 90 independent brokers and seven Company owned and operated regional offices to service existing ITEX clients and enroll new clients.

From June 25, 1998 to January 18, 2000, the Company administered the BXI trade exchange ("BXI") through its wholly-owned subsidiary, BXI Corporation, based in Burbank California. The BXI trade exchange has approximately 13,800 members, which are serviced by approximately 100 independent brokers. On January 18, 2000, the net assets and business of BXI Corporation, including all assets used in operation of the BXI trade exchange, were sold. See Note 2 to Consolidated Financial Statements included in this Form 10-K

The Company founded the ITEX Retail Trade Exchange in 1982.

In general, businesses choose to become members of a trade exchange when they have excess capacity of the goods or services they provide particularly where those goods or services are time-sensitive or over-abundant. Businesses become members of trade exchanges to extend their customer base and market reach to sell these time-sensitive or over-abundant goods or services. If a restaurant or hotel does not fill a table or room at a particular time, the ability to realize revenue on that table or room for that time is gone. However, if someone who may not be willing to pay cash for a meal is willing to use trade credits to dine, the restaurant has received revenue in the form of trade credits for that table at that time which it otherwise would not have realized. Those trade credits can then be spent by the restaurant to purchase goods and services it otherwise would have to pay for in cash. Goods and services available through the exchange are also available for cash purchase by members and nonmembers. Naturally, members would prefer to sell their goods or services for cash, but for items that are time sensitive, such as restaurant meals or hotel rooms, it makes economic sense to sell them for trade credits. Slow moving or excess inventory can also often be traded to achieve better economic results than if they remain unsold or are sold at liquidation prices.

Members of exchanges contractually agree to sell their goods or services to other members at the same price as cash customers pay but to receive payment in trade credits. These trade credits can then be exchanged for other goods or services offered by other members of the exchange and that are used in the operation of the member's business. Exchange members have access to both printed and Internet-based directories that list goods and services available for purchase for trade credits, by category, on a local and national basis. Such directories are frequently updated so they are current as to available goods and services. The Company may grant, on behalf of the exchange, trade lines of credit to clients who wish to purchase goods or services for trade credits prior to selling goods or services to other members of the exchange.

The trade credits of the ITEX retail trade exchange are referred to as "ITEX Trade Dollars." An "ITEX Trade Dollar" is an accounting unit used by the ITEX retail trade exchange to record the value of trades as determined by the parties in trade exchange transactions. ITEX Trade Dollars denote the right to provide goods or services to other Exchange members. In general, Trade Dollars can only be used by members of the exchange to purchase the goods and services offered by members of the exchange. However, the Company has "reciprocal" relations with various other trade exchanges pursuant to which it is possible for a member of the ITEX trade exchange to purchase goods or services offered by members of those other trade exchanges, and members of other trade exchanges with reciprocal agreements may acquire goods and services from the ITEX trade exchange.

Trade Dollars may not be redeemed for cash. Trade Dollars may be used only in the manner and for the purpose set forth in the Rules of the exchange. Trade Dollars are not legal tender, securities, or commodities.

The Internal Revenue Service considers trade credit income to be equivalent to cash income and a trade dollar expense to be equal to a cash dollar of expense. The Company is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of the Company's clients and to the Internal Revenue Service (which the Company does electronically). The Form 1099-B reflects the total trade credit sales made by the client for the calendar year, less the amount of any returns. Trade credits received must be reported as gross income in tax returns. Expenditures of trade credits may be reported as deductions in tax returns if they qualify as deductible business expenses or as other deductions that are permitted by the Internal Revenue Code (e.g., medical expenses, charitable contributions, and the like).

Members of the exchange are serviced by trade brokers who are independent contractors with respect to the Company or, in the case of ITEX regional offices, are employees of the Company. The Company provides brokers with training, help in facilitating transactions, marketing materials, computer services, computer software systems, and Internet-based resources including directories, listings of goods and services currently available from and the opportunity to advertise to members locally, nationally and internationally. ITEX is in the process of upgrading and broadening these services to clients and brokers.

Independent Brokers

Members of the exchange have a contractual relationship with the Company and are assigned to an independent broker or a Company operated regional office. A broker's responsibilities are to enroll new ITEX clients, train them in the use of the system, facilitate business among clients, monitor the delivery of goods and services between clients and assure payment of dues and fees to ITEX. For the three years and eight months ended March 23, 2000, the number of member clients who have left the system as a percent of total member clients at the beginning of the fiscal year has been approximately 35% annually. New member client enrollment has basically offset this attrition resulting in the number of member clients remaining approximately the same during the three years and eight months.

In the four week accounting cycle ended February 24, 2000, the seven company owned offices servicing approximately 3,200 clients and the 20 largest independent broker offices servicing approximately 4,800 clients produced, 36% and 46% respectively of total net revenue of $685,000. The broker provides client members with information about goods and services that are available locally, nationally and internationally.

ITEX brokers do not have exclusive contractual rights to operate in a geographical area. The ITEX broker contract provides for a five-year term unless the contract is terminated for cause (as explained in the contract). The contract automatically renews for subsequent five-year terms so long as the broker is not in breach and otherwise is in compliance with the contract and any policies and procedures then in place as adopted by the Company.

Independent brokers are paid a percentage of revenue collected from ITEX clients serviced by those brokers which generally ranges from 50% to 75% depending on the volume of transactions and net increases in the number of clients enrolled during each 28-day accounting cycle. For the four week accounting cycle ended February 24, 2000, payments to Independent brokers were 58% of revenues collected from ITEX clients which they serviced. New brokers are signed to standard contracts.

The Company views its commitment to its brokers as critical to its long-term success. The Company depends on a high rate of repeat business and views the quality of its brokers' interaction with clients as an important element of its strategy to continue to successfully develop the Company's business. By providing training, marketing materials and programs, Internet and computer related support, it seeks to foster a strong cooperative relationship with brokers which will then foster a high level of service to clients by brokers.

Sources of Revenue

ITEX Corporation charges each member of the trade exchange an association fee of $20 cash each four week accounting cycle ($260 annually) and 10 ITEX trade dollars each cycle. This rate structure has been in place since November 4, 1999, when the cash fee was increased from $15 to $20 and the Trade Dollar fee was decreased from 15 Trade Dollars to 10 Trade Dollars.

ITEX also receives transaction fees on the value of the transaction, from both the buyer and the seller. Clients are billed at the end of each accounting cycle and if a client makes payment automatically by credit card or electronic funds transfer through the Company's Preferred Member (Autopay) system, the fee is 5% of the dollar amount of the client's purchases and sales during the billing period. If a client pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the fee is 7-1/2% of the dollar amount of that client's purchases and sales during the period. Approximately 80% of payments are made through electronic funds transfer or by credit cards automatically using the Preferred Member Autopay system.

The Company prepares its financial statements on an accrual basis. See Notes To Consolidated Financial Statements for a description of accounting policies. The Company internally accounts for trade dollars in addition to cash in statements to clients and brokers and in other ways necessary for operation of the trade exchanges and the business of the Company. The Company considers the trade dollars it receives from transactions to be valuable and uses them in the operation of its business including the payment of obligations. Clients and brokers use trade dollars in exchange for goods and services and in the operation of their businesses.

Company Strategies

Key elements of the Company's strategy include the following:

o Increasing the number of new brokers and improving the operation of existing independent brokers and the number of clients they serve in key markets. This will require extensive recruiting and training programs. Historically, the Company has not concentrated its efforts on recruiting independent brokers, but believes it will be able to attract qualified individuals.

o Improving and increasing marketing programs and materials provided to independent brokers and Company offices to assist them in signing new clients and increasing services to members of the trade exchanges. Beginning in mid-1999, the Company instituted a program of broker education known as the "ITEX Boot Camp." In an interactive educational setting brokers are trained in methods of recruiting new members for the Exchange and increasing the number and size of trade transactions participated in by members.

o Upgrading and enhancing computer software and related support, including improved Internet access to ITEX clients and brokers. Recent advances in computer and communications technology offers the Company opportunities to provide clients and brokers with additional tools and simpler computer applications. Such tools will enable them to more easily engage in trade exchange transactions. Opportunities include improving the Company's existing on-line system known as "Trade Flash" which provides clients with information about goods and services that are immediately available. Another strategy is to improve client profiles so the system will alert members when products or services they are seeking become available on the trade exchange. Presently the system provides listings of members by category and separate category listings and descriptions of goods and services currently available for sale.

o Strengthening the infrastructure at the trade exchanges and administrative offices of the Company, including centralized accounting, granting lines of credits, credit checking, management of client information and other systems resulting in increased efficiencies and productivity.

Purchase of Independent Broker Offices

Sacramento, California. On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock.
The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. The Company is currently working on its accounting for the acquisition and has concluded that the transaction will be assigned a value of less than 10% of the Company's total assets.

Operating Income of the Sacramento Broker operation for the two nine and three months ended September 30, 1999 prior to acquisition are as follows (unaudited):

                     Nine Months Ended   Year Ended     Year Ended
                       September 30,     December 31,   December 31,
                          1999              1998           1997
                     ---------------   -------------   ------------

 Revenue
   Membership fees       $164,375           $263,487      $ 78,152
   Commissions            533,434            610,943       325,146
                         --------           --------      --------
                          697,809            874,430       403,298
 Operating income (loss)
  before depreciation
  and interest            139,304            215,983        (4,556)

 Number of client
  members, end of
  period                      806                706           496

The Sacramento, California independent brokerage office was previously licensed to Collins M. Christensen on September 15, 1995. Mr. Christensen, the principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation after acquisition of the Sacramento business. Gerry Layo, minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000. Of the shares issued in the transaction, Mr. Christensen received 1,573,334 shares and Mr. Layo received 393,333 shares.

Seattle, Washington. In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150,000 cash, 150,000 ITEX Trade Dollars and 200,000 shares of common stock of the company. In addition, the Company issued 15,000 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office.

Houston, Texas. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100,000 cash, payable $50,000 at closing and the remainder over time, 100,000 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the and the option to acquire up to an additional 25,000 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

Discontinued Businesses

In recent years the Company engaged in investing in, starting, and acquiring operations and ventures outside its core business of operating trade exchanges and related operations. These businesses have not been profitable and the Company does not intend to make additional investments in them, nor does it appear that the businesses would be successful if additional management and capital were devoted to them. The Company is in the process of an orderly liquidation of these investments. A significant amount of the original investments will not be recovered. See, Item 7, Management's Discussion and Analysis.

Competition

The Company competes with a wide range of other companies and individuals who offer goods and services at retail, wholesale and discount locations as well as those that offer such items for sale over the Internet. Some of the present and potential future competitors of the Company have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could have one or more of the following adverse effects on the Company:

   O Negatively impact the Company's ability to generate greater revenues and profits from such sources as membership fees and transaction fees

   O limit the Company's opportunities to enter into or renew agreements with brokers

   O   limit the Company's ability to develop new systems and services

   O limit the Company's ability to continue to grow or sustain its membership base

   O Require price reductions in membership or transaction fees, or both, and require increased spending on marketing and systems development

   O Result in a loss of the Company's market share in the retail trade exchange industry

   O   Require an  increase in the Company's sales and marketing expenditures

Any of the foregoing events could have an adverse effect on revenues or result in an increase in costs as a percent of revenue, either of which could have a material adverse effect on the Company's business, financial condition, and operating results.

The Company is among a relatively few companies that provide opportunities for customers to trade their goods and services for other goods and services, for a fee. It believes, however, that as a result of improvements in communication and computer technology, including use of the Internet, it is likely that trading will become a more acceptable form of doing business and new competitors will develop.

Government Regulations

The Company and its independent brokers are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees' social security accounts, and other such laws, regulations and administrative practices required of businesses in general. In addition, the Company, is a "third party record keeper" (similar to banks) under TEFRA, and is required to account for and report to the IRS the total of trade sales transactions of each member of the exchange. The Company believes it has complied with such laws and regulations in the past, with the exception of timely filings with the Securities and Exchange Commission, and believes it can comply with all such regulations in the future.

Trademarks and Service Marks

"ITEX and Design" (the ribbon design of the ITEX logo) is a registered trademark and service mark of the Company on the Principal Register of the United States Patent and Trademark Office. This registration will expire on December 29, 2007 unless before that date the Company files an application for renewal as required by Section 9 of the Trademark Act of 1946.

The Company has filed trademark applications for the word mark "ITEX" (that is, independent of the logo) and for the word mark and design "Intercard". The Company's policy is to strenuously police the use of its marks and to oppose any infringement.

Employees

As of April 15, 2000, the Company employed 77 persons. Additionally the approximately 90 independent ITEX brokers employ support staff estimated to total approximately 100 additional persons. The independent brokers and their employees are not employees of the Company.

Executive Officers of the Registrant

The directors and executive officers of the Company as of April 15, 2000 are as follows:

         NAME                 AGE                POSITION
----------------------     ---------         -----------------------------------

Dr. Evan B. Ames               60            Director
Collins M. Christensen         41            President, Chief Executive Officer,
                                              Director
Wayne E. Harmond               39            Vice President, Travel & Related
                                              Business Development
Lewis A. Humer, Jr.            40            Vice President of Operations
Robert Nelson                  52            Director
Dr. Charles T. Padbury         61            Director
Mary J. Scherr                 62            Senior Vice President, Director

Business Risks

Characteristics and dynamics of the Company's business and markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

o Operating losses and negative cash flow of primary business.
  -----------------------------------------------------------
  Operating losses and negative cash flow have been incurred in each four fiscal years ended July 31, 1999. Such losses and negative cash flow resulted in part from increased staffing, marketing and administrative expenses while revenues remained relatively flat and in part by previous management focusing on new business ventures which required substantial cash investments. These non-core businesses have been discontinued. There can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

o Ability to shift more revenue from trade dollars to cash.
  --------------------------------------------------------
  A primary strategy of the Company is to increase revenues by strengthening and expanding its network of independent brokers and to provide more and improved services to clients and brokers. In the interim the Company may emphasize a higher percentage of membership and transaction fees be collected in cash rather than in trade dollars. Such a change was instituted in November 1999.

o Ability to obtain financing.
  ---------------------------
  In November 1998 the Company incurred debt with a face amount of $1,625,000, bearing interest at 4%, from which the Company realized approximately $1,100,000 after a 20% discount from the face value and fees paid to brokers and related expenses.

  In July 1999 the Company retired $312,500 of the above notes at the discounted amount of $250,000 and in January 2000 retired an additional $62,500 by payment of $50,000. In April 2000 the Company retired the balance of these notes of $1,250,000 by converting $675,000 plus accrued interest into 1,133,659 shares of common stock and payment of $575,000 in cash plus accrued interest.

  In May 1999 the Company entered into an agreement with its commercial bank relative to a line of credit for $250,000, which was at that time in default. A new agreement provided that $50,000 would be repaid each month for five months beginning June 15, 1999. The Company has made all five payments, resulting in the bank note being fully repaid in October 1999. As of the date hereof, the Company does not have a line of credit with any bank.

  In July 1999 at a time when the Company was in need of cash for operations, the Company raised $480,000 from convertible loans from an individual, who at that time was Chairman of the Company's Board of Directors and another individual, the President, CEO and Director of the Company in a private transaction. Those loans bore interest rates of 10% per annum and were subsequently paid in full in January 2000.

  To finance future expansion of the Company's core business of operating its retail trade exchange and to retire the notes described above, the Company concluded it should sell the net assets and business of its wholly-owned subsidiary, BXI Corporation. This business was acquired by the Company on June 25, 1998 and was sold on January 18, 2000. See, Item 7, Management's Discussion and Analysis. There is no assurance that the Company will be successful in raising additional capital, if required, or in achieving profitability.

o Investigation by the Securities and Exchange Commission.
  -------------------------------------------------------
  The Company has been the subject of an investigation by this agency of the
  U. S. Government for over four years. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris as defendants and alleging securities fraud and other securities law violations. In January 2000, the Company reached a settlement with the SEC for disposition of that litigation. Without admitting or denying the allegations of the SEC's Complaint, the Company consented to entry of a final judgment of permanent injunction. See, Item 3, Legal Proceedings.

o Delisting of stock from the Nasdaq Small Cap market.
  ---------------------------------------------------
  Because the Company did not file reports to the Securities and Exchange Commission in a timely manner and citing public interest concerns, the NASD delisted the Company's common stock from the Nasdaq Small Cap stock market in December 1998. When fully compliant with its SEC filing requirements and eligible under the rules of the Small-Cap Market, the Company will apply for re-listing. However, there is no assurance that the Company will be able to be re-listed and management anticipates that the re-listing will, in any event, take several months to complete once the Company is eligible. This situation makes it more difficult for the Company to obtain financing.

o Ability to recruit brokers and clients in markets now served and in new markets and to develop marketing programs.
  -----------------------------------------------------------------------
  The success of the Company depends on its ability to expand its network of independent brokers and the number of clients they serve and to improve the operating and marketing programs it furnishes to brokers. The Company will be dependent on the ability of its broker network to expand the number of clients and the volume of transactions through the trade exchange. Competition for qualified employees and brokers is intense and their ability to enroll new client members is unknown, thus there is no assurance that the Company will be successful in achieving these plans.

o Ability to upgrade and improve computer software and internet-based systems to clients and independent brokers.
  ------------------------------------------------------------------------------
  The Company's computer systems are important for providing accounting service to clients and brokers and communicating the availability of goods and services offered for trade. To be successful in the future the Company believes it is important that its computer and Internet systems reflect improvements in computer and communications technology. There is no assurance that the Company will be successful in upgrading it computer systems and Internet applications.

ITEM 2.   DESCRIPTION OF PROPERTIES

All of the Company's operations as of March 15, 2000 are conducted in leased space as follows:

         Location           Lease Expiration        Square Feet     Annual Rent
   --------------------   --------------------     -------------   -------------

   Portland, Oregon (2)    December 31, 2001           10,900       $209,900
   Salem, Oregon (4)       Month to month               1,500       $ 12,000
   Seattle, Washington     June 30, 2000                  850       $ 26,400(3)
   Costa Mesa, California  December 31, 2000            1,500       $ 20,000
   Sacramento, California  November 30, 2001            4,200         63,000 Trade dollars
   Denver, Colorado (1)    March 31, 2002               4,700       $ 90,000
   St. Louis, Missouri     March 31, 2002               2,500       $ 21,100
   Houston, Texas          Month to Month               3,200         29,160 Trade dollars
   New York, New York      November 30, 2004            1,800       $ 31,500


(1)   Offered for sublease by the Company.
(2) Includes 1,300 square feet of office space sublet to a third party at an annual rent of $26,500.
(3)   One-half cash and one-half ITEX Trade Dollars
(4) Lease assigned to third party as part of the sale of the assets of this office in February 2000.

ITEM 3.   LEGAL PROCEEDINGS

o SEC Inquiry.
  -----------
During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (i) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company is given 90 days from that date to file its amended Form 10-K for fiscal 1997 and its Form 10-K's for fiscal 1998 and 1999.

o Sondra Ames Litigation.
  ----------------------
  In October 1998, the Company was served with summons and complaint for an action in the Superior Court of Orange County, California styled Sondra Ames
  v. ITEX Corporation, Graham H. Norris and John Does I through X. The complaint alleged (i) fraud in the acquisition by ITEX of plaintiff's trade exchange in 1996; (ii) violation of Rule 10b-5 of the Securities and Exchange Act of 1934 in connection with plaintiff's purchase of ITEX stock on the open market in 1996; (iii) breach of written and oral contracts, (iv) sex discrimination and harassment; (v) discrimination based on religion; (vi) retaliation and tortuous discharge; (vii) defamation; and (viii) violation of various provisions of the California labor code. Plaintiff asked for $5,000,000 actual damages and for punitive damages along with other statutory relief. The case was subsequently moved to Federal Court.

  Plaintiff was a former employee and former officer of the Company whose employment agreement expired in April 1998. The parties settled the matter for an undisclosed amount, which is confidential by the terms of the agreement, in January 2000 without any admission of liability and the case has been dismissed in its entirety. The amount for which the matter was settled was not significant to the Company's financial position.

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision that dismissed all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000, plus interest from July 14, 1998, plus a reasonable legal fee. To be effective, the referee's decision must be confirmed by the Multnomah County Circuit Court. An unfavorable result is probable. However, the Company will vigorously pursue this matter on appeal. It is impossible to predict the outcome of an appeal.

o IBTEX, A.G. Litigation.
  ----------------------
  During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act. The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. No arbitration has been set and the case has been dormant for several months.

o Don Schilz  Litigation.
  ----------------------
  During November 1998, a case was filed in the U.S. District Court for the Northern District of Illinois styled Radio Spirits, Inc. v. Don Schilz and Pride Communications and Don Schilz v. ITEX Corporation. The case primarily alleges a common law copyright infringement by the defendants one of whom (Schilz) claims that the Company is liable for any infringement which is proven.

  The plaintiff claims that the defendants have infringed its claimed copyrights in old time radio programs "The Life of Riley" and "Lone Ranger". Those programs were part of The Golden Age of Radio, which ITEX formerly owned. The defendants are a small radio station (Pride Communications) and an individual (Schilz) whose show has used elements of the Golden Age of Radio. Defendant Schilz alleges that, if there was an infringement, it is the responsibility of the Company as it supplied the allegedly infringing material. In January 2000, the case was settled without any admission of liability on the part of the Company and the third-party complaint was dismissed in its entirety.

o Wade Cook Financial Corporation Litigation.
  ------------------------------------------
  During February 1998, an action was filed in Washington (Seattle) State Court by Associated Reciprocal Traders, Ltd., ("ART") an ITEX wholly owned subsidiary, based on Wade Cook Financial Corporation's ("WCFC") refusal to permit transfer, without restricted legend, of WCFC stock issued to ART in exchange for a media due bill. ART filed a Motion for Replevin and Preliminary Injunction requesting delivery and transfer of the certificates of WCFC stock to ART based upon compliance by ART with the requirements of Rule 144 of the Securities Act of 1933. After two separate hearings, on October 2, 1998, the Court ruled that the requirements of Rule 144 had been met, but that issues raised by WCFC concerning the radio spots, pursuant to the due bill, required a trial of the merits of the action.

  During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provided for the transfer of 300,000 ITEX trade dollars to WCFC, which the Company has completed. As of April 28, 2000, the Company had realized approximately $176,000 from the sale of approximately 451,000 shares of its Wade Cook common stock.

o "John Doe" Litigation.
  ---------------------
  In July 1998, the Company filed an action in Multnomah County, Oregon, State Court against 100 John Doe defendants, that is, individuals whose identities were, at the time of filing, unknown to the Company. The Complaint arose from certain anonymous postings on the Internet which the Company believed constituted intentional interference with the Company's economic relationships, unfair trade practices, civil conspiracy and, with respect to then President of the Company Graham H. Norris, defamation. The Complaint sought monetary damages and injunctive relief.

  After filing the Complaint, the Company subpoenaed certain Internet Service Providers to determine the true identity of the anonymous posters. Various amendments to the Complaint were filed naming certain defendants until the Company's Fifth Amended Complaint was filed naming Leslie L. French and adding a claim for breach of a settlement agreement previously entered into between Mr. French and the Company in connection with other litigation in 1997.

  Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denies the allegations of the counterclaims. In April 2000, without any admission of liability, the parties agreed upon and executed a settlement of the matter, which will result in the dismissal of the entire action. However, a stipulated final judgment has not yet been entered. The amount for which the matter was settled was not significant to the Company's financial position.

o Desert Rose Foods Litigation.
  ----------------------------
  On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorneys fees.

  Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has not yet retained local counsel in this case. The Company believes Plaintiff's complaint is frivolous and the Company intends to vigorously defend itself. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public trading of the Company's stock was initiated on June 11, 1992. The Registrant's common stock currently trades in the United States on the National Quotation Bureau "Pink Sheets" under the symbol "ITEX". The stock was de-listed by the NASD from the Nasdaq Small Cap stock market on December 22, 1998 due to the Company's inability to file its Form 10-K on a timely basis and for public policy concerns. The Company intends to file for re-listing when it achieves current status with its Securities and Exchange Commission filings and is otherwise eligible to do so. (See Item 1, Business Risks)

Previously, the Registrant's common stock traded "over-the counter" in the United States via the NASD Bulletin Board and on the NASD Small Cap market, under the symbols "ITXE" and "ITEX", respectively.

The following are the Company's common stock high and low closing sales prices for fiscal years 1998 and 1997:

                                           Sale Prices
                                  --------------------------
                                       High         Low
                                  ------------  ------------
        1997
----------------------
Fiscal quarters ended:
   July 31, 1997                      $4.13           $2.75
   May 7, 1997                         5.50            3.44
   February 12, 1997                   4.75            3.25
   November 20, 1996                   6.00            3.50

        1996
----------------------
Fiscal quarters ended:
   July 31, 1996                       9.75            4.25
   May 7, 1996                        12.50            7.75
   February 12, 1996                   9.00            6.13
   November 20, 1995                   8.13            6.13

During the fiscal year ended July 31, 1998 the closing sales prices varied from $2.94 to $7.00. During the fiscal year ended July 31, 1999 the closing sales prices varied from $.20 to $4.63. As of March 15, 2000, the last quoted price was $0.83.

As of July 31, 1997 there were approximately 4,800 holders of record of the Company's common stock.

The Company has not declared any dividends since its inception. Management anticipates that any future profits will be retained to finance corporate growth.

ITEM 6. SELECTED CONSOLIDATED DATA

The following table sets forth a summary of selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The financial information has been restated as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 1 to Consolidated Financial Statements.

                                         For the fiscal years ended July 31,
                             --------------------------------------------------------
                                1997       1996        1995        1994      1993
                             ---------  ----------  ----------  ---------- ----------
                                      (In thousands, except per share data)
                             (Restated) (Restated)  (Restated)  (Restated) (Restated)

    Total revenue              $11,602    $13,526      $7,531      $4,557     $2,758

    Loss from operations        (2,212)      (757)     (1,039)       (157)      (380)

    Net loss                    (1,894)    (2,402)     (1,660)       (241)      (387)

    Net loss per common share    (0.27)     (0.37)      (0.40)      (0.07)     (0.14)

    Total assets                 8,144      7,466       4,259       2,255      1,775

    Working capital (deficit)    2,050      1,363       1,398        (268)       568

    Long-term debt and capital
     lease obligations              26        192         156         190        672

    Stockholders' equity
     (deficiency)                6,922      6,055       2,641        (119)      (442)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share and per share amounts)

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange and acts as third-party recordkeeper for transactions between members of the exchanges. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operating expenses and to provide merchandise for sale for trade dollars to trade exchange members.

In January 1996, the Company acquired a 50% equity interest in what was later named BXI Corporation, which operates the BXI Trade Exchange. The validity of the Company's interest, among other things, became the subject of extensive litigation, which was finally resolved in 1998. An addition, in recent years the Company has engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses have not been profitable and commencing in March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange.

For the past four years, the Company has been subject to an investigation by the Securities and Exchange Commission ("SEC"). See Item 3, Legal Proceedings. As a result of discussions with the SEC Staff, the Company has changed its previous accounting policies and procedures to apply Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions", by recording nonmonetary transactions at the fair value of the goods or services involved, rather that based on a U.S. dollar amount that is equal to the number of ITEX trade dollars that are exchanged.

The Company has also followed the guidance of EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions" and EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits", which require high thresholds of evidence in establishing fair value for amounts to be recorded in financial statements for barter transactions. The Company's barter transactions denominated in ITEX trade dollars to not meet the high thresholds contemplated in EITF 93-11 as applied in respect to EITF 99-17 of cash equivalency or convertibility to cash. Also, they are not transactions for which the Company has a historical practice of receiving or paying cash for similar transactions. Accordingly, in the restated financial statements, the Company has not recorded any transactions denominated in ITEX trade dollars. If there are any significant transactions in the future that meet these high thresholds, the Company will report them in the financial statements at fair value in accordance with Opinion 29.

For financial reporting purposes, the Company previously recognized revenues, expenses, assets, and liabilities for all transactions in which the Company either received or spent trade credits (hereinafter referred to as "ITEX trade dollars"), using the ratio of one U.S. dollar per ITEX trade dollar. The Company has also revised its application of revenue recognition principles to better reflect when an ITEX trade dollar transaction involving the Company should be recorded. See Note 1 to Consolidated Financial Statements.

The Company has incurred operating losses from its trade exchange operations for the fiscal years ended July 31, 1997, 1996 and 1995. Such losses have been increased by costs associated with the regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange and the SEC investigation referred to above.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:

                              Fiscal Years Ended July 31,
                   ---------------------------------------------------
                        1997              1996             1995
                   ----------------  ---------------  ----------------
                    Amount    Pct*    Amount    Pct*    Amount    Pct*
                   --------  -----   --------  -----  --------  ------
                  (Restated)        (Restated)       (Restated)
Revenue:
 Trade exchange:
  Association
   fees           $ 2,368     20%    $ 2,321     17%   $ 1,587     24%
  Transaction
   fees             7,247     62%      6,272     47%     3,628     46%
  License fees        401      4%       ---      ---       ---     ---
                   --------  -----   --------  -----  --------  ------
                   10,016     86%      8,593     64%     5,215     70%
 Corporate
  trading           1,586     14%      4,933     36%     2,316     30%
                   --------  -----   --------  -----  --------  ------
                   11,602    100%     13,526    100%     7,531    100%
                   --------  =====   --------  =====  --------  ======

Costs and expenses:
 Trade exchange     5,937     51%      5,468     41%     3,482     46%
 Corporate trading  1,674     14%      3,099     23%     1,552     21%
 Selling, general
  and
  administrative    4,812     42%      5,221     39%     3,253     43%
 Discontinued
  operations           50   ----      ----     ----      ----    ----
 Regulatory and
  litigation          646      6%         49    ----      ----    ----
 Depreciation and
  amortization        695      6%        446      3%       283      4%
                   --------  -----   --------  -----  --------  ------
                   13,814    119%     14,283    106%     8,570    114%
                   --------  =====   --------  =====  --------  ======

Loss from
 operations        (2,212)   (19%)      (757)    (6%)   (1,039)   (14%)

Other income
 (expense)            (78)    (1%)       (65)   -----        3     ----
                   --------  -----   --------  -----  --------  ------

Loss before
 taxes             (2,290)   (20%)      (822)    (6%)   (1,036)   (14%)

Tax provision
 (credit)            (396)    (4%)     1,580    (12%)      624     (8%)
                   --------  -----   --------  -----  --------  ------

Net (loss)        $(1,894)   (16%)   $(2,402)   (18%)  $(1,660)    (22%)
                   ========  =====   ========  =====  ========  ======

* Percent of  Total Revenue


Trade exchange revenue and costs

Trade exchange revenues increased $3,378 from 1995 to 1996 as a result of increased membership and increased transaction fees as a result of higher trading volume per member. A substantial part of the membership increase was the result of the acquisition of the member list of a significant trade exchange in late fiscal 1995. Trade exchange revenues increased $1,423 from 1996 to 1997 as a result of revenue from foreign licenses of $401 in 1997 as compared to none in 1996, slightly increased membership, and also higher transaction fees due to increased trading volume per member in 1997.

The average number of members of the ITEX trade exchange during each of the 1997, 1996, and 1995 fiscal years and the average trade exchange revenue per were as follows:

                                       1997      1996      1995
                                       ----      ----      ----

 Average number of members
                                     12,146     11,900     8,816

 Average annual                        $792       $722      $592


Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 59.3%, 63.6% and 66.7% in fiscal 1997, 1996 and 1995, respectively. The lower percentage in 1997 was partly attributable to the inclusion of the $401 in foreign license revenue, as such revenues do not result in an increase in trade exchange costs.

Corporate trading revenue and costs

Corporate trading revenue relates to transactions in which the Company has acted as a principal in the purchase and sale of goods. These transactions often involve a mixture of cash and trade credits. Only the cash portions of such transactions are included in the consolidated financial statements because there is no persuasive evidence that the fair market value of the goods exchanged exceeds the monetary consideration received for these goods. Profit margins on individual corporate trading transactions vary widely.

Corporate trading revenue peaked at $4,933 in 1996, which was when the Company was at the highest level of business through ITEX USA, an unrelated corporate barter management company, which had been the Company's exclusive agent for corporate and industrial trading. The relationship with ITEX USA was terminated. Management has not emphasized the corporate and industrial trading market in recent years, nor will it be in the future, other than those transactions that will benefit the retail trade exchanges. As a result, such operations were not profitable in 1997.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $409 from 1996 to 1997. The largest decreased category of expense was advertising and promotion, for which cash costs were reduced from approximately $300 in fiscal 1996 to approximately $100 in fiscal 1997. Selling, general and administrative expenses increased $1,968 from 1995 to 1996. Reasons contributing to the increase included additional personnel costs from a higher scope of operations in 1996 because of the acquisition of a significant trade exchange in late fiscal 1995 and also from the expansion of Company-owned and operated trade exchanges.

Costs and expenses of discontinued operations

During 1997, the Company incurred $50 of costs and expenses in connection with activities that have been discontinued.

Costs and expenses of regulatory and litigation matters.

For the past four years, the Company has been subject to an investigation by the Securities and Exchange Commission including the Company's accounting for trading transactions. See Item 3. Legal Proceedings for a discussion of the settlement of these matters between the Company and the SEC. In addition, the Company has been involved in various litigation matters as discussed in Item 3. Legal Proceedings including costs in connection with disputes arising from the acquisition of the BXI Trade Exchange. Costs and expenses of regulatory and litigation matters consists of expenses related to these matters.

Liquidity and Capital Resources

During fiscal 1997, the Company reported net cash used in operations of $693 in the consolidated statements of cash flows, as compared to cash used in operations of $1,419 and $584 in fiscal years 1996 and 1995, respectively. Factors contributing to the negative cash flow include unprofitable operations, discontinued operations, and legal and accounting costs connected with the Company's regulatory matters and expenditures. Currently management is attempting to reduce such negative cash flows by discontinuing and liquidating, to the extent possible, operations outside the Company's core business. To facilitate this effort, management is refocusing capital resources on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

At July 31, 1997, the Company had a line of credit with a bank pursuant to which no borrowings were outstanding. After July 31, 1997, the Company incurred borrowings to the maximum amount available under the line of $250. In May 1999 the Company entered into an agreement with its commercial bank relative to the $250, for which it was in default. The new agreement provided that $50 would be repaid each month for five months beginning June 15, 1999. The Company has made all five payments, resulting in the bank note being fully repaid in October 1999. As of March 2000, the Company does not have a line of credit with any bank.

At July 31, 1997, the Company's working capital ratio was 2.7 to 1.0 as compared to 2.1 to 1.0 at July 31, 1996. In addition, while the July 31, 1997 and 1996 consolidated balance sheets show working capital of $2,050 and $1,363, respectively, the liquidity of the Company has continued to decrease. As a result, management believed that it would be difficult for the Company to meet its future operating cash requirements and capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements. Therefore, during fiscal 1999, the Company began seeking additional financing.

In November 1998 the Company incurred debt with a face amount of $1,625, bearing interest at 4%, from which the Company realized approximately $1,100 after a 20% discount from the face value and fees paid to brokers and related expenses.

In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and in January 2000 retired an additional $62 by payment of $50. In April 2000 the Company retired the balance of these notes of $1,250 by converting $675 plus accrued interest into 1,134 shares of common stock and payment of $575 in cash plus accrued interest.

In July 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who is President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised. The offering was made in reliance on Section 4(2) of the Securities Act of 1933 on the basis of the offering having been made to officers and directors of the Company who had access to sufficient information to make an informed investment decision.

To finance future expansion of the Company's core business of operating the retail trade exchange and to retire the notes described above, the Company is seeking additional financing and has concluded the sale of the net assets and business of its wholly-owned subsidiary, BXI Corporation, which operated the BXI trade exchange from June 25, 1998 to January 18, 2000. The Company realized $4,000 cash from the sale of BXI.

During the fiscal year ended July 31, 1997 the Company received proceeds of $179 from a private placement of 55,000 units at $3.25 per unit, each unit consisting of one share of common stock and one warrant. The warrants, which had an exercise price of $3.25, expired on June 18, 1999. During the fiscal year ended July 31, 1999, the Company also received proceeds of $245 from the exercise of options to purchase 120,000 shares of common stock. The proceeds were primarily used for working capital.

Trade dollars earned and expended

The Company earns ITEX trade dollars as compensation for management of the trade exchange and as a result of transactions entered into by the Company as a member of the exchanges. At July 31, 1997, the Company had a total of 786 trade dollars that were available for future expenditures. In fiscal 1997, the Company earned a total of 11,309 trade dollars and expended a total of 10,523 trade dollars. In fiscal 1996, the Company earned a total of 17,551 trade dollars and expended a total of 17,588 trade dollars. In fiscal 1995, the Company earned a total of 16,608 trade dollars and expended a total of 16,581 trade dollars. These amounts have not been included in the financial statements for the reasons discussed above and further described in Note 1 to Consolidated Financial Statements.

Inflation

Since inflation has been moderate in recent years, inflation has not had a significant impact on the Company. Inflation is not expected to have a material future effect.

Inflation may be a factor within the ITEX Retail Trade Exchange. The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in the exchange by transferring some of its own holdings of trade dollars to the Exchange.

Year 2000 Software Requirements

Background of the Year 2000 issue
 .
The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Scope and impact of the Y2K issue on the Company

The Company utilizes both proprietary software and software provided by outside vendors and computer systems including desktop stations and servers that could have been impacted by the Y2K issue. In addition, the Company has non-information technology (non-IT) systems upon which it relies in its operations including, for example, its telephone and voice mail system, which could have been impacted by the Y2K issue.

Since the efficient operation of the ITEX retail trade exchange depends upon the proper functioning of these software, hardware and non-IT systems, management assessed the potential impact of the Y2K issue on the Company's business, operations and financial condition. For the reasons set out below, management did not believe that the Company's business, operations or financial condition would be materially impacted by the Y2K issue as it relates to the Company's proprietary software, third-party software, computer systems and non-IT systems. Furthermore, a review of the potential impact of third parties' failure to remediate those third parties' Y2K issues indicated that such failure would not have a material impact on the Company's business, operations or financial condition.

Remediation plans - proprietary software

The Company completed the reprogramming of its Account Information Management
(AIM) broker software and ACCT accounting proprietary software. The cost of such reprogramming and verification was not material nor did that cost have a material effect on the Company's results of operations when incurred.

Remediation plans - third-party software

With respect to software supplied by third parties, the Company determined that such software was already Y2K compliant or would be compliant before the year 2000 or, alternatively, that any such software would be replaced at a cost which was not material to the Company's results of operations.

Remediation plans - computer systems

Most of the Company's computer systems are of recent manufacture and presented no Y2K problems. The Company utilized TF2000 software with which it tested all company computers for Y2K compliance.

Remediation plans - non-IT systems

The Company's voice mail system was not Y2K compliant. The voice mail system was modified to work properly at a cost which was not material to the Company's results of operations.

As of February 1, 2000, the Company has experienced no disruptions or other problems because of the Y2K issue and it does not anticipate experiencing any in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not had significant exposure to interest rate risk primarily because of having had limited borrowing activities. The Company has not used derivative financial instruments to hedge its limited borrowing risks. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

At July 31, 1998, the Company's market risk sensitive instruments primarily included a bank line of credit agreement that totaled $208. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

During November 1998, the Company issued convertible promissory notes totaling $1,625 at face value. The notes bear interest at a fixed rate of 4% and were issued at a 20% discount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company at July 31, 1997 and for the three fiscal years ended July 31, 1997 and the report of Andersen, Andersen & Strong, independent public accountants are included as listed on page F-2 of this Form 10-K, Item 14.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Collins M. Christensen, age 41, President, CEO and Director, Director since
1999.
     Mr. Christensen, who was appointed President and Chief Executive Officer of the Company on May 21, 1999. Prior to becoming President of the Company, he had been the owner of a cellular telephone company and a limousine service. In 1995 he became an independent licensed broker for the Company and formed and operated an office in Sacramento, California. That office was acquired by the Company in May 1999. (See Item 1, Business, General, Purchase of Sacramento Broker Office).

Mary Scherr, CTB, age 62, Senior Vice President, Director since 1986.
     Ms. Scherr joined the Company in 1993 as Vice President of Broker Development. She was appointed Senior Vice President in 1999.

Charles T. Padbury, age 61, Director since 1992.
     Dr. Padbury is a Beaverton, Oregon dentist and has been a member of the ITEX Retail Trade Exchange since 1985. During 1996 and again in 1999, Dr. Padbury served briefly as Chairman of the Board of Directors. In March 1999, Dr. Padbury served as acting CEO until the appointment of Mr. Christensen to that office in May 1999.

Robert Nelson, CPA, age 52, Director since 1995.
     Mr. Nelson is a Certified Public Accountant in private practice in Portland, Oregon specializing in tax accounting. He is a member of the American Institute of CPAs and the Oregon Society of CPAs.

Evan B. Ames, age 60, Director since 1995.
     Dr. Ames is a Registered Investment Adviser registered with the Securities & Exchange Commission.

Wayne E. Harmond, age 39, Vice President of Travel and Related Business Development.
     Mr. Harmond has been employed by the Company since May 1998 and was appointed Vice President of Travel and related business development in 1999.
His past experience includes five years with Alaska Airlines in reservations and customer service, five years at Hawaiian Airlines as a station manager, operations auditor and director of transpacific sales and services. He was also a director of Hotel Program Development at Rosenbluth International.

Lewis A. Humer, Jr., age 40, Vice President of Operations and Chief
Operating Officer.
     Mr. Humer joined the Company in March 1999 as Director of Training and was named Vice President of Operations in June 1999. Prior to joining the Company Mr. Humer was a Vice President of Operations and was an Operations Manager of two manufacturing companies. In 2000 he was named Vice President of Operations and Chief Operating Officer.

Since July 31, 1998, the following changes occurred in management of the
Company:

     Graham H. Norris Sr. was president, CEO and Chairman of the Board of Directors from September 1996 until March 1999 when he resigned all positions.

Vern O. Curtis served as Chairman of the Board of Directors from May 21, 1999 until he resigned in November 1999.

Joel S. Sternberg served as Senior Vice President, Chief Financial Officer and a Director from May 21, 1999 until he resigned on December 31, 1999.

Gerry E. Layo served as Vice President of Sales and Marketing from 1999 until March 7, 2000.

Donovan C. Snyder served as Vice President-Legal and Corporate Secretary from 1995 until April 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. At July 31, 1990 Mr. Neal owned (including shares beneficially owned) approximately 284,000 shares of the Company's common stock and held options to purchase 450,000 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share, which were cancelled by the Company in November 1999 in accordance with the option plan. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 9% at July 31, 1998.

On July 31, 1997, the Company invested in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130,000 shares of common stock valued at $149,000 (as restated), paid $20,000 in cash and transferred various barter industry commodities. The Company initially recorded the natural resource interests at $169,000 (as restated). Subsequent to fiscal 1998, management decided to abandon the intended use for these properties and recorded a write down of $119,000 to reflect estimated net realizable value at that time for the mining interests of $50,000. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Mr. Terry Neal represented Pacific Mineral Resources, Inc., the other party, in this transaction. Therefore, this may be considered a related party transaction.

During the fiscal years ended July 31, 1994, 1995, 1996, and 1997, a 49%-owned affiliate, Associated Reciprocal Traders, Inc. ("ART") conducted trading transactions outside the United States. These transactions did not generate any cash for the Company. During those periods, Newcastle Services, Ltd. ("Newcastle"), the owner of a 5.4% beneficial common equity interest in the Company owned the remaining 51% of ART. During that period, the Company dealt with Mr. Neal in connection with various transactions involving ART and Newcastle. This included the transaction on July 30, 1997, in which the Company completed the purchase of the remaining 51% interest of ART from Newcastle. Therefore, these may be considered related party transactions.

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976,000 ITEX Trade Dollars and certain securities of other companies in exchange for shares of Wade Cook Financial Corporation ("WCFC") with market value of $2,000,000. The Company sold these shares during the same fiscal quarter in which they were acquired. During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140,000 ITEX Trade Dollars. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990,000 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440,000 ITEX Trade Dollars. In these transactions, the Company dealt with Mr. Neal as agent for Bailey. Therefore, these may be considered related party transactions.

On March 30, 1998, the Company agreed to issue 250,000 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011,000 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. Therefore, this may be considered a related party transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998.

During 1996 the Company obtained $750,000 in equity capital from the sale of 200,000 shares of common stock through a private placement with Newcastle Services Ltd. It also raised $1,250,000 in equity capital from the sale of 255,624 shares of common stock and certain warrants to purchase common stock through a regulation S transaction with Wycliff Fund, Inc. See Note 15 to the Consolidated Financial Statements for additional information.

In June 1999 when the company needed working capital, an individual, at that time Chairman of the Board of Directors, and another individual, the President, CEO and Director, loaned a total of $480,000 to the Company. The transaction was structured as a convertible note bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000.
The conversion privilege was never exercised.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 2, 2000


                                ITEX CORPORATION

May 2, 2000                     /s/ Collins M. Christensen
                                --------------------------------
                                Collins M. Christensen, Director, President
                                and Chief Executive Officer (principal
                                executive officer and director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Collins M. Christensen                                  May 2, 2000
-------------------------------------------
Collins M. Christense, Director, President
and Chief Executive Officer (principal
executive officer and director)

/s/ Mary Scherr                                             May 1, 2000
-------------------------------------------
Mary Scherr, Senior Vice President, Director


/s/ Dr. Evan B. Ames                                        May 1, 2000
-------------------------------------------
Dr. Evan B. Ames, Director


/s/ Robert Nelson                                           May 1, 2000
-------------------------------------------
Robert Nelson, Director

/s/ Dr. Charles Padbury                                     May 1, 2000
-------------------------------------------
Dr. Charles Padbury, Director

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)   1.   Financial statements.

         Report of Andersen, Andersen & Strong,
          LC, Independent Public Accountants .......................        26

         Consolidated balance sheets at July 31,
          1997 (restated) and 1996 (restated) ......................        27

         Consolidated statements of operations for
          the fiscal years ended July 31, 1997
          (restated), 1996 (restated) and 1995 (restated) ..........        28

         Consolidated statements of stockholders'
          equity for the fiscal years ended July 31,
          1997 (restated), 1996 (restated) and 1995
          (restated) ...............................................        29

         Consolidated statements of cash flows for
          the fiscal years ended July 31, 1997
          (restated), 1996 (restated) and 1995 (restated) ..........        30

         Notes to consolidated financial statements ................        31


2. Financial statement schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
                                                     Salt Lake City, Utah  84106
Certified Public Accountants and Business                 Telephone 801-486-0096
 Consultants                                                    Fax 801-486-0098
Member SEC Practice Section of the AICPA                E-mail Kandersen@msn.com



To the Stockholders and Board of Directors
  of Itex Corporation
Portland, Oregon


We have audited the consolidated balance sheets of Itex Corporation and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itex Corporation and subsidiaries as of July 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for each of the three years ended July 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for barter transactions and also changed its method of accounting for debt and equity securities.





                                     /s/Andersen Andersen & Strong L.C.

October 28, 1997
Salt Lake City, Utah

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)



                                                         July 31,
                                                -------------------------
                                                    1997          1996
                                                (Restated)     (Restated)
                                                ----------     ----------
                    Assets
Current assets:
  Cash and cash equivalents .................     $    813      $  1,301
  Accounts receivable, net of allowance
   for doubtful accounts of $140 and $96 ....        1,084           847
  Notes receivable ..........................           45           115
  Deferred taxes ............................        1,224          --
  Prepaids and other current assets .........           80           319
                                                  --------      --------
      Total current assets ..................        3,246         2,582

Investment in Business Exchange International
 Corporation ................................        2,791         2,791

Property and equipment, net of accumulated
 depreciation of $179 and $484 ..............          281           352

Purchased member lists, net .................          671         1,057

Other assets ................................        1,155           684
                                                  --------      --------

      Total assets ..........................     $  8,144      $  7,466
                                                  ========      ========


     Liabilities and stockholders' equity

Current liabilities:
  Bank line of credit .......................     $   --        $   --
  Long-term debt and capital lease
   obligations, current portion .............          138           138
  Accounts payable ..........................          246           183
  Portion of receivables due to brokers .....          552           508
  Deferred revenue ..........................         --            --
  Other current liabilities .................          260           390
                                                  --------      --------
      Total current liabilities .............        1,196         1,219
                                                  --------      --------

Long-term debt and capital lease obligations            26           192
                                                  --------      --------

Commitments and contingencies ...............         --            --

Stockholders' equity:
  Common stock, $.01 par value; 50,000
   shares authorized; 7,207 and 6,804
   shares issued and outstanding ............           72            68
  Additional paid-in capital ................       19,114        16,386
  Treasury stock, at cost (4 shares in 1996)          --             (29)
  Accumulated deficit .......................      (12,264)      (10,370)
                                                  --------      --------
      Total stockholders' equity ............        6,922         6,055
                                                  --------      --------

      Total liabilities and stockholders'
       equity ...............................     $  8,144      $  7,466
                                                  ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                      For the fiscal years ended July 31,
                                      ----------------------------------------
                                          1997          1996           1995
                                        (Restated)    (Restated)     (Restated)
                                      ----------------------------------------

Revenue:
  Trade exchange revenue ............     $ 10,016     $   8,593    $    5,215
  Corporate trading revenue .........        1,586         4,933         2,316
                                          --------     ---------    ----------
                                            11,602        13,526         7,531
                                          --------     ---------    ----------
Costs and expenses:
  Costs of trade exchange revenue ...        5,937         5,468         3,482
  Costs of corporate trading ........        1,674         3,099         1,552
  Selling, general and administrative        4,812         5,221         3,253
  Costs and expenses of discontinued
   operations .......................           50          --            --
  Costs and expenses of regulatory
   and litigation matters ...........          646            49          --
  Depreciation and amortization .....          695           446           283
                                          --------     ---------    ----------
                                            13,814        14,283         8,570
                                          --------     ---------    ----------

Loss from operations ................       (2,212)         (757)       (1,039)
                                          --------     ---------    ----------

Other income (expense):
  Interest income (expense), net ....           66            49             3
  Miscellaneous, net ................         (144)         (114)         --
                                          --------     ---------    ----------
                                               (78)          (65)           3
                                          --------     ---------    ----------

Loss before income taxes ............       (2,290)         (822)       (1,036)

Provision (credit) for income taxes .         (396)        1,580           624
                                          --------     ---------    ----------

Net loss ............................     $ (1,894)     $ (2,402)     $ (1,660)
                                          ========     =========    ==========


Average common and equivalent shares         6,940         6,499         4,150
                                          ========     =========    ==========

Net loss per common share
 basic and diluted ..................     $  (0.27)     $  (0.37)    $  (0.40)
                                          ========     =========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the fiscal years ended July 31, 1997 (restated), 1996 (restated)
                               and 1995 (restated)
                                 (in thousands)





                               Common Stock         Additional
                           ---------------------      paid-in    Accumulated   Treasury
                            Shares       Amount       capital      deficit       stock          Total
                           --------     --------     --------     --------      --------      --------
Balance, July 31, 1994        3,416     $     34     $  6,224     $ (6,308)     $    (69)     $   (119)

Stock sold for cash ..          941            9        2,000         --            --           2,009
Stock issued for
 acquisitions ........          556            6        1,326         --            --           1,332
Stock exchanged for
 goods and services ..          300            3        1,076         --            --           1,079
Net loss .............         --           --           --         (1,660)         --          (1,660)
                           --------     --------     --------     --------      --------      --------

Balance, July 31, 1995        5,213           52       10,626       (7,968)          (69)        2,641

Stock sold for cash ..        1,294           13        3,678         --            --           3,691
Stock issued for
 acquisitions ........           60            1          644         --            --             645
Stock exchanged for
 goods and services ..          237            2        1,438         --              40         1,480
Net loss .............         --           --           --         (2,402)         --          (2,402)
                           --------     --------     --------     --------      --------      --------

Balance, July 31, 1996        6,804           68       16,386      (10,370)          (29)        6,055

Stock sold for cash ..          175            2          422         --            --             424
Stock and options
 issued for goods
 and services ........          228            2        1,214         --              29         1,245
Tax benefit from
 stock options
 exercised ...........         --           --          1,092         --            --           1,092
Net income ...........         --           --           --         (1,894)         --          (1,894)
                           --------     --------     --------     --------      --------      --------

Balance, July 31, 1997        7,207     $     72     $ 19,114     $(12,264)     $   --        $  6,922
                           ========     ========     ========     ========      ========      ========


                          The accompanying notes are an
            integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                         For the fiscal years ended July 31,
                                        -------------------------------------
                                            1997         1996          1995
                                        -----------   ----------   ----------
                                         (Restated)   (Restated)   (Restated)
Cash flows from operating activities
  Net loss ..........................     $(1,894)     $(2,402)     $(1,660)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization ...         695          446          283
    Stock and options issued for
     goods and services .............       1,245        1,480          660
    Tax benefit from stock
     options exercised ..............       1,092         --           --
  Changes in operating assets and
   liabilities:
    Accounts and notes receivable ...         (95)         (62)         243
    Deferred taxes ..................      (1,224)        --           --
    Prepaids and other current
     assets .........................        (379)        (461)        (123)
    Accounts payable and other
     current liabilities ............        (177)        (348)          45
    Portion of receivables due to
     brokers ........................          44          (72)         (32)
    Deferred revenue ................        --           --           --
                                          -------      -------      -------
      Net cash used in operating
       activities ...................        (693)      (1,419)        (584)
                                          -------      -------      -------

Cash flows from investing activities:
  Business Exchange International,
   Inc. acquisition .................        --         (2,158)        --
  Equipment, information systems and
   other ............................         (53)        (450)        (227)
                                          -------      -------      -------
      Net cash utilized in investing
       activities ...................         (53)      (2,608)        (227)
                                          -------      -------      -------

Cash flows from financing activities:
  Proceeds from sales of stock ......         424        3,691        2,009
  Proceeds from (repayments of) notes
   payable, net .....................        (166)         113         (125)
                                          -------      -------      -------
      Net cash provided by financing
       activities ...................         258        3,804        1,884
                                          -------      -------      -------

Net increase (decrease) in cash and
cash equivalents ....................        (488)        (223)       1,073
Cash and cash equivalents at
 beginning of period ................       1,301        1,524          451
                                          -------      -------      -------

Cash and cash equivalents at end of
 period .............................     $   813      $ 1,301      $ 1,524
                                          =======      =======      =======

Supplemental cash flow information
   Cash paid for interest ...........     $    25      $    29      $    30

   Cash paid for income taxes .......         430          610          180

Supplemental noncash investing and
 financing activities:
   Costs of investment in BXI
    Corporation paid in stock                ---           645          ---



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                   nOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. ITEX Corporation ("ITEX" or the "Company") as incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party recordkeeper for transactions between members of the exchange. The Company charges monthly membership fees, as well as commissions on transactions. ITEX also provides merchandise for sale to its members for trade dollars.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Restatement of financial statements and accounting for nonmonetary transactions. For financial reporting purposes, the Company previously recognized revenues, expenses, assets, and liabilities for all transactions in which the Company either received or spent trade credits (hereinafter referred to as "ITEX trade dollars"), using the ratio of one U.S. dollar per ITEX trade dollar.

As a result of discussions with the Staff of the Securities and Exchange Commission ("SEC"), the Company has changed its previous accounting policies and procedures to apply Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions", by recording nonmonetary transactions based on a measure of fair value of the goods or services involved, rather that based on a U.S. dollar amount that is equal to the number of ITEX trade dollars that are exchanged. The Company has also revised its application of revenue recognition principles in determining when an ITEX trade dollar transaction involving the Company would be recorded. The Company's revised accounting policies are described below.

Revenue Recogntion. For financial reporting purposes, the Company records its barter and ITEX trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter and ITEX trade dollar transactions that are described below. The Company enters into these transactions primarily to generate cash based on transaction fees for the benefit of the Company. The Company recognizes membership fees and commissions on transactions as the related services are performed.

Accounting for Membership and Transaction Fees Received in ITEX Trade Dollars. In addition to receiving cash membership and transaction fees, the Company also receives ITEX trade dollars from members of the trade exchange in connection with its services in operating the exchange. These trade dollars are utilized by the Company for either the acquisition of goods and services that are then made available for purchase by members of the exchange (enabling the Company to earn transaction fees) or for use by the Company in its operations. The Company does not record revenue at the time of earning these trade credits because there is no persuasive evidence that the value of the services provided by the Company exceeds the amount of monetary consideration received. Further, the Company does not record revenue at the time of receiving the ITEX trade dollars because not all of the Company's performance obligations have been completed; that is, the Company must continue to successfully operate the exchange in future periods in order to be able to utilize the ITEX trade dollars.

Accounting for ITEX Trade Dollars Spent by the Company for Goods and Services Used in the Company's Operations. When ITEX trade dollars are exchanged by the Company for goods and services that are used by the Company in its own operations, the Company records an expense or asset equal to the fair value of the underlying goods or services received. The Company also records a corresponding revenue amount equal to the fair value of the underlying goods or services received because at that point, the Company has completed its performance obligations. Fair value is determined by determining estimated cash prices for the sale of similar goods and services. If the Company cannot determine a fair value, no U.S. dollar amount is assigned to the transaction for financial reporting purposes. The Company also assigns zero value to ITEX trade dollars that are exchanged in transactions in which cash is also paid and for which there is no persuasive evidence that the fair value of the goods or services received exceeds the amount of monetary consideration paid.

Historically, a significant portion of the ITEX trade dollar expended has been for advertising in various forms. The Company historically has not conducted significant advertising transactions in cash; therefore, ITEX trade dollars expended for these advertising items are not reflected as revenue or costs in the accompanying financial statements. In implementing its accounting policies and procedures, the Company has considered the guidance of EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", which was written in the context of Internet companies bartering with one another for web advertising, but applies to other industries as well. Issue 99-17 was initially considered by the EITF in November 1999 and was concluded in January 2000. EITF 99-17 specifically addresses advertising barter transactions for which there is no ultimate realization in cash. It tentatively concludes that revenue and expenses from such transactions should be recognized in financial statements (at fair value) only if an entity has a historical practice of receiving or paying cash for similar transactions. The EITF indicated that the notion of a "historical practice" should be similar to the guidance in EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits." EITF 93-11 establishes high thresholds in accounting for barter transactions such as " . . . if an entity can convert the barter credits into cash in the near term, as evidenced by a historical practice of converting barter credits into cash shortly after receipt, or if independent quoted market prices exist for items to be received .
 . ." The Company's barter transactions denominated in ITEX trade dollars do not meet the high thresholds contemplated in EITF 93-11 as applied with respect to EITF 99-17 of cash equivalency or convertibility to cash. Also, they are not transactions for which the Company has a historical practice of receiving or paying cash for similar transactions. Accordingly, in the restated financial statements, the Company has not recorded transactions denominated in ITEX trade dollars. If there are any significant transactions in the future that meet these high thresholds, the Company will report them in the financial statements at fair value in accordance with Opinion 29.

Acquisition and Disposition of Barter-Type Commodities. The Company does not record in its financial statements transactions for acquisition and disposition of barter-type commodities such as hotel room nights, media due bills and other barter-type commodities (in exchange for ITEX trade dollars or other barter-type commodities) because additional performance by the Company is required. Typically, the Company must arrange one or more other large ITEX trade dollar transactions to enable the provider of the commodities to utilize the trade dollars received by the provider. Also, the provider typically must still fulfill by shipping or otherwise providing the barter-type commodities to the ultimate users. The culmination of this process occurs and revenue for transaction fees is recognized by the Company when the commodities are provided to the ultimate users and the Company earns its transaction fees. The Company does not report the commodities in its financial statements as inventories because these transactions only represent commitments by the provider and the Company to perform in the future.

IRS Requirements. While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends ITEX trade Dollars using the ratio of one U.S. dollar per ITEX trade dollar. The Company internally accounts for ITEX trade dollars, in addition to cash, in statements to clients and brokers and in other ways necessary for the operation of the trade exchanges and the business of the Company, including payment for certain operating expenses of the Company.

Revision of Accounting for Debt and Equity Securities. The Company has restated its financial statements for the years ended July 31, 1997, 1996, 1995, 1994 and 1993 for the application of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and related pronouncements affecting the Company's accounting for its investments in equity securities of other companies. The change resulted primarily in assigning no value to certain equity securities at the dates such securities were received by the Company, mostly in fiscal 1994 and 1995.

Revision of Amortization Period for Customer Lists. The Company has also revised its amortization policy to amortize all acquired customer lists over a four-year life.

Effects of Restatements. The financial statements for fiscal 1997, 1996 and 1995 have been restated as described above. The initial adjustments to earlier years affect the recording of other transactions and carrying amounts assigned to other assets in subsequent years, including accounting for related deferred income taxes, certain subsequent nonmonetary transactions and business combinations.

The restatements impacted the consolidated financial statements for the years ended July 1997 and 1996 as follows:

                                 Previously report     As restated
                                 -----------------     -----------

Fiscal year ended July 31, 1997:
  Revenue ......................     $ 29,184           $ 11,602
  Net income (loss) ............        4,472             (1,894)
  Income (loss) per share ......         0.64              (0.27)
  Total assets .................       29,968              8,144
  Stockholders' equity .........       27,774              6,922

Fiscal year ended July 31, 1996:
  Revenue ......................     $ 30,956           $ 13,526
  Net income (loss) ............        1,384             (2,402)
  Income (loss) per share ......         0.21              (0.37)
  Total assets .................       23,406              7,466
  Stockholders' equity .........       20,383              6,055

Fiscal year ended July 31, 1995:
  Revenue ......................     $ 23,628           $  7,531
  Net income (loss) ............        1,835             (1,660)
  Income (loss) per share ......         0.41              (0.40)
  Total assets .................       15,578              4,259
  Stockholders' equity .........       13,783              2,641

Trade Dollar Activity. The following table summarizes the trade dollar activity of the Company for each of the fiscal years ended July 31, 1997, 1996 and 1995:

                               Fiscal years ended July 31,
                            --------------------------------
                              1997       1996          1995
                            -------     -------      -------


Trade dollars earned ..      11,309      17,551       16,608
Trade dollars expended       10,523      17,588       16,581
                            -------     -------      -------

Net increase (decrease)         786         (37)          27
                            =======     =======      =======

Trade dollars at fiscal
 year end .............         786        --             27
                            =======     =======      =======

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Net Revenue and Deferred Revenue. The Company charges each client cash membership fees and individual cash transaction fees from the buyer and seller. Members of the ITEX retail trade exchange pay a monthly membership fee.

Cash and Cash Equivalents. Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk. At July 31, 1997, the Company maintained its major cash balances at one financial institution located in Portland, Oregon. The balances are insured by the Federal Deposit Insurance Corporation up to $100. At July 31, 1997, the Company's uninsured cash balances totaled $713.

Property and Equipment. Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life. When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in the statement of operations. The costs of repair and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or lease term.

Vehicle and equipment capital leases have been recorded at the present value of the net minimum lease payments. These assets are amortized using the straight-line method over lease terms of three to five years.

Intangible Assets. The Company amortizes costs of customer lists acquired in business combinations over four years. The Company amortizes the excess of fair value of net assets acquired (goodwill) using the straight-line method over a period not to exceed 10 years. The Company periodically evaluates the carrying value of intangible assets in relation to the discounted cash benefit expected to be realized from the performance of the underlying operations and adjusts for any impairment in value. Based on its review, at July 31, 1997, the Company does not believe that an impairment of customer lists had occurred. At July 31, 1997, the Company's balance sheet did not include any goodwill.

Other Assets. Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption had no effect on retained earnings. The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale. The application of SFAS No. 115 has resulted in the Company not recognizing these securities until sold for cash.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Income (Loss) Per Share. Effective August 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation on the face of the statement of operations of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary and fully diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period income per share data has been restated to comply with Statement 128.

Fair Value of Financial Instruments. All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 1997.

Estimates and Assumptions. Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and also disclosures about contingent assets and liabilities. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications. Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 1997 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

NOTE 2 - ACQUISITION AND DIVESTITURE OF BXI CORPORATION

During January 1996, the Company acquired the common stock of SLI, Inc. ("SLI"), a Nevada corporation now known as IME, Inc., in exchange for 60 shares of the Company's common stock valued at approximately $645 and cash of $1,750. The Company also made a loan to SLI of $300.

During January 1996, SLI purchased a 50% common stock interest in Business Exchange International Corporation ("BXI"), a barter exchange with corporate headquarters in Burbank, California. SLI paid $1,750 in cash and loaned $300 to BXI.

During June 1998, the Company completed the acquisition of the remaining 50% interest in BXI for $3,725 in cash. In connection with this purchase, the Company agreed to place 75 shares of common stock and warrants to purchase an additional 75 shares of common stock at $7 per share, into a fund that will be distributed to current BXI trade exchange brokers who continue as BXI brokers for a three-year period after the date of closing. The warrants will be exercisable for three years after distribution to the brokers. These securities have been valued at $150 in accounting for the acquisition.

The total cost of the acquisition of BXI, including amounts paid for the initial 50% interest, as well as the remaining 50% interest, and ancillary costs of the acquisition, totaled $6,749. The transaction will be accounted for in the July 31, 1998 financial statements using the purchase method of accounting and the net assets and results of BXI will be included in the consolidated financial statements commencing June 25, 1998, the date of completion of the acquisition. The amount of purchase price to be allocated to customer lists will be $5,000 and the amount to be allocated to excess of cost over net assets acquired (goodwill) will be $2,511. The customer lists will be amortized over a four-year period and the goodwill will be amortized over a 10 year period.

On May 31, 1999, the Board of Directors decided to sell the net assets and business of BXI Corporation. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000, which was paid by the buyer in cash. On the measurement date (May 31, 1999), the Company will record an estimated loss on the disposal of $2,000 which includes an estimated loss from operations of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $600.

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $108, $91 and $68 for the fiscal years ending July 31, 1997, 1996 and 1995, respectively.

At July 31, 1997 and 1996, assets held under capitalized leases include computer and other equipment totaling $175 and $175, respectively. Depreciation expense for capitalized equipment leases was $42, $41 and $31 for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

NOTE 4 - PURCHASED MEMBER LISTS

At July 31, 1997, the total cost of member lists was $1,534, less accumulated amortization of $863, for a net carrying value of $671. At July 31, 1996, the total cost of member lists was $1,534, less accumulated amortization of $477, for a net carrying value of $1,057.

NOTE 5 - OTHER ASSETS

Other assets consists of the following:
                                            July 31,
                                       -----------------
                                        1997       1996
                                       ------     ------

Natural resource interests of four
 mineral properties located in the
 State of Washington .............     $  169     $  169

Capitalized software costs .......        414        486

Foreign licensing rights .........        424       --

Other ............................        148         29
                                       ------     ------

                                       $1,155     $  684
                                       ======     ======

During the fiscal year ending July 31, 1999, the investment in natural resource interests was written down to $50 and the capitalized software costs and foreign licensing rights were written off. The event causing this writedown and these writeoffs was the decision in March 1999 of the Company's then new management to offer the mineral properties for sale and the decision to suspend international expansion in order to focus on the Company's domestic trade operations. The note receivable from GlobalTel was written off in fiscal 1999 upon the determination that GlobalTel was no longer financially viable.

NOTE 6 - BANK LINE OF CREDIT

On December 4, 1996, the Company's primary bank agreed to a new line of credit arrangement with a term through December 31, 1997. Pursuant to the line of credit, the Company was able to borrow up to $250 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility was equal to the bank's prime rate of interest plus 1.5%. The maximum amount of cash borrowings that could be outstanding at any time was determined by a borrowing base formula related to available collateral. Borrowings were collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1997, the Company had no borrowings outstanding under the bank credit facility. Based on available collateral, the entire facility amount of credit of $250 was available to the Company as of July 31, 1997.

In May 1999 the Company entered into an agreement with the bank relative to the note for $250 under the continuing line of credit, which was then in default. The new agreement provided that $50 would be repaid each month for five months beginning June 15, 1999. The Company has made all five payments, resulting in the bank note being fully repaid in October 1999. As of March 2000 , the Company does not have a line of credit with any bank.

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:



                                  ----------------
                                   1997       1996
                                  -----      -----
                                  (in thousands)

Note payable at $1 per month,
 including interest at 7% per
 annum, collateralized by
 property of a related party      $--        $  11

Note payable at $8 per month,
 including interest at 6% per
 annum ......................        78        185

Capital leases and other ....        86        134
                                  -----      -----
                                    164        330
Less, current maturities ....      (138)      (138)
                                  -----      -----
                                  $  26      $ 192
                                  =====      =====

The annual maturity of long-term debt and capital lease obligations are as follows:

Fiscal year ending July 31,
       1998 ...............     $ 143
       1999 ...............        26
                                -----

                                  169
Less, imputed interest on
 capital leases ...........        (5)
                                -----

Present value .............       164
Less, current portion .....      (138)
                                -----

                                $  26
                                =====

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company conducts a majority of its business utilizing leased facilities in various cities in which it operates. The Company also leases office space for its corporate headquarters. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The aggregate future minimum commitments under operating leases are as follows:

            Fiscal years ending July 31,
                      1998 ....................   $      193
                      1999 ....................          182
                      2000 ....................          183
                      2001 ....................          188
                      2002 ....................           78

Rent expense for the periods ended July 31, 1997, 1996 and 1995 amounted to $200, $172 and $122, respectively.

In the ordinary course of its business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

NOTE 9 - STOCKHOLDERS' EQUITY

Private Placements.

Year ended July 31, 1997. During the year ended July 31, 1997, the Company received proceeds of $179 from a private placement of 55 units at $3.25 per unit, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock for $3.25 through June 18, 1999 and for $4.00 thereafter through June 18, 2000.

Year ended July 31, 1996. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which then owned a 51% interest in Associated Reciprocal Traders, Ltd., the Company's then 49% owned foreign affiliate, pursuant to which Newcastle purchased 200 shares of the Company's common stock for $750. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as agent for Newcastle. Therefore, this may be considered a related party transaction.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Through July 31, 1996, the Company received $1,250 from Wycliff and issued: (a) 255 shares of common stock, (b) warrants to purchase 255 shares of common stock at an exercise price of $4.89 per share, exercisable from two years from the date of issuance until expiration five years from the date of issuance, and (c) warrants to purchase 255 shares of common stock at an exercise price of $6.12 per share, exercisable from four years from the date of issuance until expiration ten years from the date of issuance. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as agent for Newcastle. Therefore, this may be considered a related party transaction.

The Company also completed a private placement pursuant to which an individual purchased 56 shares of the Company's common stock for $210. The Company also completed a private placement pursuant to which an officer of the Company purchased 25 shares of the Company's common stock for $94,000. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

In addition, during the fiscal year ended July 31, 1996, the Company issued 350 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc. Stock Options. Through September 1997, the Company adopted the following incentive stock option plans under which common stock may be granted to employees, officers, directors and consultants of the Company. All option prices are at market price at the date of grant.

                    Number of
   Plan Adoption      Shares     Grant Period      Date of Shareholder Approval
------------------  ---------   --------------      --------------------------

February 11, 1994     200          10 years              February 10, 1995
October 26, 1994      750          10 years              February 10, 1995
December 15, 1995   1,250          10 years              May 3, 1996
December 27, 1996   1,000           5 years              February 9, 1999
September 3, 1997     965          10 years              February 9, 1999

The following summarizes activity for the three years ended July 31, 1997:

                                   Number                            of
Shares:
                                                Option  Price
                     Available    Granted    Per Share

Balance, July 31, 1994        322          378        $1.00 - $3.38
   New plan                   750          ---        ---
   Granted                   (955)         955        $1.94 - $2.50
   Exercised                  ---          (10)       $1.00
                          -----------  -----------
Balance, July 31, 1995        117        1,323        $1.00 - $3.38
   New plan                 1,250          ---        ---
   Granted                   (905)         905        $6.13
   Exercised                  ---         (687)       $1.94 - $2.50
                          -----------  -----------
Balance, July 31, 1996        462        1,541        $1.00 - $6.13
   New plans                1,755          ---        ---
   Granted                   (775)         775        $3.50 - $3.75
   Exercised                  ---         (120)       $1.00 - $2.50
                          -----------  -----------
Balance, July 31, 1997      1,442         2,196       $1.00 - $6.13
                          ===========  ===========

Number of options exercisable:
    July 31, 1997                         2,196
                                       ===========
    July 31, 1996                         1,541
                                       ===========

Prior to July 1999, options granted became exercisable immediately and were not cancelled if unexercised within 90 days of termination. Effective July 1999, options granted become exercisable over a period of time, typically four years, and are forfeited by the employee if not exercised within 90 days of termination of employment. Depending on the former employee's length of employment, effective October 1, 1999, the Company has given terminated employees from four months to two years to exercise their options. In 1999, the Company informed terminated employees of its intent to follow the provisions of the option plans as to the expiration of options of terminated employees, if it had the contractual right to do so. Certain former officers' options to purchase approximately 825 shares were cancelled in their entirety in October 1999.

Warrants. As of July 31, 1997, the following warrants to purchase common stock were outstanding:

                               Exercise
             Number of           Per
               Shares           Share       Expiration Date
           ---------------   -------------  ----------------

                  625            $3.83       December 15, 1998
                   55            $3.35       June 19, 2000
                   20            $3.50       January 27, 2002
                  129            $3.75       June 16, 2003
                    2            $5.25       April 1, 2001
                  255            $4.89       April 11, 2001
                  256            $6.12       April 11, 2006
                  250            $3.50       June 29, 2000
                  250            $4.25       June 29, 2000

Repurchase of Outstanding Warrants. On March 30, 1998, the Company agreed to issue 250 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998.

Loss Per Share. Following is a reconciliation of basic loss per share:

                                      Fiscal years ended July 31,
                                ---------------------------------------
                                   1997            1996          1995
                                ----------      ----------      -------

Net loss ..................     $   (1,894)     $   (2,402)     $(1,660)
                                ==========      ==========      =======

Weighted average shares ...          6,940           6,499        4,150
                                ==========      ==========      =======

Basic loss per common share     $    (0.27)     $    (0.37)     $ (0.40)
                                ==========      ==========      =======


Stock-Based Compensation. The Company has adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" as of August 1, 1996. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 555 shares of common stock to employees during the year ended July 31, 1997.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for the years ended July 31, 1998, 1997 and 1996 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                          Years ended July 31,
                                        -----------------------
                                          1997           1996
                                        ---------     ---------
Difference between fair value and
 intrinsic value methods (additional
 compensation expense) .............     $   576      $ 3,307
Net loss ...........................      (2,470)      (5,709)

Net loss per share .................       (0.36)       (0.88)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 1997 and 1996: dividend yield of zero, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years, respectively.

Because the Statement 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The impact on future years is not known or reasonably estimable.

Statement 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Accordingly, the implementation of Statement 123 may have a material effect on the Company's financial statements and the pro forma disclosures in the notes thereto in future periods.

NOTE 10 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                                Fiscal years ended
                                       July 31,
                           ---------------------------------
                             1997         1996        1995
                           -------      -------      -------
Current:
  Federal ............     $  --        $   649      $   563
  State ..............        --            133          115
                           -------      -------      -------
                              --            782          678
                           -------      -------      -------
Deferred:
  Federal ............        (329)         662          (45)
  State ..............         (67)         136           (9)
                           -------      -------      -------
                              (396)         798          (54)
                           -------      -------      -------

Tax provision (credit)     $  (396)     $ 1,580      $   624
                           =======      =======      =======

The computed income tax expense (benefit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 1997, 1996 and 1995 as a result of the following:

                               Fiscal years ended July 31,
                           ---------------------------------
                             1997        1996          1995
                           -------      -------      -------

Taxes at U.S. federal
 statutory rate ......     $  (779)     $  (279)     $  (352)
Change in deferred tax
 valuation allowance .         526        2,457          989

Other, net ...........        (143)        (598)         (13)
                           -------      -------      -------

Tax provision (credit)     $  (396)     $ 1,580      $   624
                           =======      =======      =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 1997 and 1996 are presented below:


                                                 July 31,
                                          --------------------
                                            1997        1996
                                          -------      -------
Deferred tax assets:
  Net trade activity included for
   income tax purposes not recognized
   for financial reporting purposes .     $ 4,942      $ 4,821
  Net operating loss carryforward ...       1,104          393
  Capital loss carryforward .........         785         --
  Other .............................         355          292
                                          -------      -------
                                            7,186        5,506
Deferred tax liabilities:
  Amortization and other ............        (143)        (213)
                                          -------      -------

Net deferred tax assets .............       7,043        5,293
Valuation allowance .................      (5,819)      (5,293)
                                          -------      -------

                                          $ 1,224      $  --
                                          =======      =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is not likely that the Company will realize the benefits of these deductible differences as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

NOTE 11 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $18, $10 and $7 for the plan years ended December 31, 1997, 1996 and 1995, respectively.

The Company has a bonus plan for its officers. Bonuses applicable to the fiscal years ended July 31, 1997, 1996 and 1995 were zero, $109 and zero, respectively.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Financial Accounting Standards Board Statement No. 107 requires the disclosure of fair value for financial instruments. The following disclosures are made in accordance with the requirements of that Statement. The estimated fair value has been determined by the Company using appropriate valuation methodologies and available or quoted market information.

                             July 31, 1997         July 31, 1996
                           -------------------   -------------------
                           Carrying              Carrying
                            Amount     Value      Amount     Value
                           --------   --------   --------  ---------
 Assets:

Cash ..................     $  813     $  813     $1,301     $1,301

Accounts receivable ...      1,084      1,084        847        847

Notes receivable,
 current portion ......         45         45        115        115

Liabilities:

Accounts payable ......        246        246        183        183

Portion of receivables
 due to brokers .......        552        552        508        508

Current portion of
 long-term indebtedness        138        138        138        138

Long-term portion of
 long-term indebtedness         26         26        192        192

Cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to brokers. The carrying value of such items approximates their fair value at July 31, 1997 and 1996.

Current and long-term portion of long-term indebtedness. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. Mr. Neal owns (including shares beneficially owned) approximately 284 shares of the Company's common stock and held options to purchase 450 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share. Those options were cancelled by the Company in November 1999 in accordance with the option plan. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 9% at July 31, 1998.

On July 31, 1997, the Company invested in natural resources located on four mineral properties in the State of Washington. In exchange for these properties, the Company issued 130 shares of common stock valued at $149 (as restated), paid $20 in cash and transferred various barter industry commodities. The Company initially recorded the natural resource interests at $169 (as restated). Subsequent to fiscal 1998, management decided to abandon the intended use for these properties and recorded a write down of $119 to reflect net realizable value at that time for the mining interests of $50. The four properties contain deposits including limestone and high-grade calcium carbonate, high-grade and very-high-grade calcium carbonate, limestone and medium-grade calcium carbonate, quartzite flagstone, and olivine and dunite. Mr. Terry Neal represented Pacific Mineral Resources, Inc., the other party, in this transaction. Therefore, this may be considered a related party transaction.

During the fiscal years ended July 31, 1994, 1995, 1996, and 1997, a 49%-owned affiliate, Associated Reciprocal Traders, Inc. ("ART"). conducted trading transactions outside the United States. These transactions did not generate any cash for the Company. During those periods, Newcastle Services, Ltd. ("Newcastle"), the owner of a 5.4% beneficial common equity interest in the Company owned the remaining 51% of ART. During that period, the Company dealt with Mr. Terry Neal in connection with various transactions involving ART and Newcastle. This included the transaction on July 30, 1997, in which the Company completed the purchase of the remaining 51% interest of ART from Newcastle. Therefore, these may be considered related party transactions.

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976 ITEX Trade Dollars and certain securities of other companies in exchange for shares of Wade Cook Financial Corporation ("WCFC") with market value of $2,000. The Company sold these shares during the same fiscal quarter in which they were acquired. During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140 ITEX Trade Dollars. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440 ITEX Trade Dollars. In these transactions, the Company dealt with Mr. Neal as agent for Bailey. Therefore, these may be considered related party transactions.

During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which then owned a 51% interest in Associated Reciprocal Traders, Ltd., the Company's then 49% owned foreign affiliate, pursuant to which Newcastle purchased 200 shares of the Company's common stock for $750. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as agent for Newcastle. Therefore, this may be considered a related party transaction.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Through July 31, 1996, the Company received $1,250 from Wycliff and issued: (a) 255 shares of common stock, (b) warrants to purchase 255 shares of common stock at an exercise price of $4.89 per share, exercisable from two years from the date of issuance until expiration five years from the date of issuance, and (c) warrants to purchase 255 shares of common stock at an exercise price of $6.12 per share, exercisable from four years from the date of issuance until expiration ten years from the date of issuance. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as agent for Wycliff. Therefore, this may be considered a related party transaction.

In June 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who is President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised.

NOTE 15 - SUBSEQUENT EVENTS

Investment in Samana Resort. In October 1997 the Company acquired a 60% interest in the undeveloped Villas Punta Ballena (Samana) Resort located in the Dominican Republic, at a cash cost of $1,026. In March 1999, new management of the Company decided to discontinue this project and to sell its interest and wrote the investment down to $518, representing the estimated realizable value of the property including associated plans, engineering drawings, permits and approvals, based on a subsequent sale of the property during the fiscal year ending July 31, 2000.

Financing. In November 1998 the Company completed a Regulation D private placement of promissory notes totaling $1,625 face value realizing approximately $1,100 after a 20% discount and issuance costs. The Company has the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes is November 30, 2000.

In June 1999 the Company retired $313 of the above notes at the discounted amount of $250, retired an additional $63 by the payment of $50 in January 2000. In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and in January 2000 retired an additional $63 by payment of $50. In April 2000, the Company retired the balance of these notes with a face value of $1,250 by converting $675 plus accrued interest into 1,134 shares of common stock and payment of $575 in cash plus accrued interest. Warrants to purchase 195 shares of stock at an average price of $3 a share, issued in connection with this financing, remain outstanding.

In June 1999 when the company needed working capital, an individual, at that time Chairman of the Board of Directors, and another individual, the President, CEO and Director, loaned a total of $480 to the Company. The transaction was structured as a convertible note bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised.

In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC has agreed that the Company subsidiary is the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC which has been accomplished. As of April 2000, the Company has realized proceeds of approximately $176 from the sale of approximately 451 shares of its Wade Cook stock.

Wade Cook Settlement. In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC has agreed that the Company subsidiary is the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC which has been accomplished. Through April 28, 2000, the Company has sold approximately 451 shares of the Wade Cook, stock from which it realized net proceeds of approximately $176.

Purchase of Sacramento, California, Broker Office. In October 2000, the Company acquired all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,967 shares of the Company's restricted common stock The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. The Company is currently working on its accounting for the acquisition and has concluded that the transaction will be assigned a value of less than 10% of the Company's total assets.

The principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation after acquisition of the Sacramento business and a minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000.

Purchase of Seattle, Washington, Broker Office. In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150 cash, 150 ITEX Trade Dollars and 200 shares of common stock of the company. In addition, the Company issued 15 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office.

Purchase of Houston, Texas, Broker Office. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

NOTE 16 - LEGAL PROCEEDINGS


o SEC Inquiry.
  -----------
During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (i) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company is given 90 days from that date to file its amended Form 10-K for fiscal 1997 and its Form 10-K's for fiscal 1998 and 1999.

o Sondra Ames Litigation.
  ----------------------
  In October 1998, the Company was served with summons and complaint for an action in the Superior Court of Orange County, California styled Sondra Ames
  v. ITEX Corporation, Graham H. Norris and John Does I through X. The complaint alleged (i) fraud in the acquisition by ITEX of plaintiff's trade exchange in 1996; (ii) violation of Rule 10b-5 of the Securities and Exchange Act of 1934 in connection with plaintiff's purchase of ITEX stock on the open market in 1996; (iii) breach of written and oral contracts, (iv) sex discrimination and harassment; (v) discrimination based on religion; (vi) retaliation and tortuous discharge; (vii) defamation; and (viii) violation of various provisions of the California labor code. Plaintiff asked for $5,000 actual damages and for punitive damages along with other statutory relief. The case was subsequently moved to Federal Court.

  Plaintiff was a former employee and former officer of the Company whose employment agreement expired in April 1998. The parties settled the matter for an undisclosed amount, which is confidential by the terms of the agreement, in January 2000 without any admission of liability and the case has been dismissed in its entirety. The amount for which the matter was settled was not significant to the Company's financial position.

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision that dismissed all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400, plus interest from July 14, 1998, plus a reasonable attorneys fee. To be effective, the referee's decision must be confirmed by the Multnomah County Circuit Court. An unfavorable result is probable. However, the Company will vigorously pursue this matter on appeal. It is impossible to predict the outcome of an appeal.

o IBTEX, A.G. Litigation.
  ----------------------
  During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act. The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. No arbitration has been set and the case has been dormant for several months.

o Don Schilz  Litigation.
  ----------------------
  During November 1998, a case was filed in the U.S. District Court for the Northern District of Illinois styled Radio Spirits, Inc. v. Don Schilz and Pride Communications and Don Schilz v. ITEX Corporation. The case primarily alleges a common law copyright infringement by the defendants one of whom (Schilz) claims that the Company is liable for any infringement which is proven.

  The plaintiff claims that the defendants have infringed its claimed copyrights in old time radio programs "The Life of Riley" and "Lone Ranger". Those programs were part of The Golden Age of Radio, which ITEX formerly owned. The defendants are a small radio station (Pride Communications) and an individual (Schilz) whose show has used elements of the Golden Age of Radio. Defendant Schilz alleges that, if there was an infringement, it is the responsibility of the Company as it supplied the allegedly infringing material. In January 2000, the case was settled without any admission of liability on the part of the Company and the third-party complaint was dismissed in its entirety.

o Wade Cook Financial Corporation Litigation.
  ------------------------------------------
  During February 1998, an action was filed in Washington (Seattle) State Court by Associated Reciprocal Traders, Ltd., ("ART") an ITEX wholly owned subsidiary, based on Wade Cook Financial Corporation's ("WCFC") refusal to permit transfer, without restricted legend, of WCFC stock issued to ART in exchange for a media due bill. ART filed a Motion for Replevin and Preliminary Injunction requesting delivery and transfer of the certificates of WCFC stock to ART based upon compliance by ART with the requirements of Rule 144 of the Securities Act of 1933. After two separate hearings, on October 2, 1998, the Court ruled that the requirements of Rule 144 had been met, but that issues raised by WCFC concerning the radio spots, pursuant to the due bill, required a trial of the merits of the action.

  During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provided for the transfer of 300 ITEX trade dollars to WCFC, which the Company has completed. As of April 28, 2000, the Company had realized approximately $176 from the sale of approximately 451 shares of its Wade Cook common stock.

o "John Doe" Litigation.
  ---------------------
  In July 1998, the Company filed an action in Multnomah County, Oregon, State Court against 100 John Doe defendants, that is, individuals whose identities were, at the time of filing, unknown to the Company. The Complaint arose from certain anonymous postings on the Internet which the Company believed constituted intentional interference with the Company's economic relationships, unfair trade practices, civil conspiracy and, with respect to then President of the Company Graham H. Norris, defamation. The Complaint sought monetary damages and injunctive relief.

  After filing the Complaint, the Company subpoenaed certain Internet Service Providers to determine the true identity of the anonymous posters. Various amendments to the Complaint were filed naming certain defendants until the Company's Fifth Amended Complaint was filed naming Leslie L. French and adding a claim for breach of a settlement agreement previously entered into between Mr. French and the Company in connection with other litigation in 1997.

  Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denies the allegations of the counterclaims. In April 2000, without any admission of liability, the parties agreed upon and executed a settlement of the matter, which will result in the dismissal of the entire action. However, a stipulated final judgment has not yet been entered. The amount for which the matter was settled was not significant to the company's financial position.

o Desert Rose Foods Litigation.
  ----------------------------
  On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorneys fees.

  Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has not yet retained local counsel in this case. The Company believes Plaintiff's complaint is frivolous and the Company intends to vigorously defend itself. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position.

  The Company believes it has accrued adequate reserves to cover potential losses on litigation.