Form 10-K/A
period 1998-07-31
ITEX CORPORATION
filed 2000-05-03
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A



               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                            For The Fiscal Year Ended

                                  July 31, 1998

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                         93-0922994
        ---------------------------           -----------------
        State (or other                        (IRS Employer
        jurisdiction of                      Identification No.)
        incorporation or
        organization)

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

Indicate by check whether the Registrant: (1) filed all reports required to filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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


                      (This Form 10-K includes ____ pages)

                                ITEX CORPORATION
                                    FORM 10-K
                     For The Fiscal Year Ended July 31, 1998

                                      INDEX

                                                                       Page
                                                                     --------
                                     PART I

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON
            FORM 8-K

          SIGNATURES

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

From June 25,1998 to January 18, 2000, the Company administered the BXI trade exchange ("BXI") through its wholly-owned subsidiary, BXI Corporation, based in Burbank California. The BXI trade exchange has approximately 13,800 members, which are serviced by approximately 100 independent brokers. On January 18, 2000, the net assets and business of BXI Corporation, including all assets used in operation of the BXI trade exchange, were sold. See Note 2 to Consolidated Financial Statements included in this Form 10-K

The Company founded the ITEX Retail Trade Exchange in 1982.

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

Members of exchanges contractually agree to sell their goods or services to other members at the same price as cash customers pay but to receive payment in trade credits. These trade credits can then be exchanged for other goods or services offered by other members of the exchange and that are used in the operation of the member's business. Exchange members have access to both printed and Internet-based directories that list goods and services available for purchase for trade credits, by category, on a local and national basis. Such directories are frequently updated so they are current as to available goods and services. The Company may grant, on behalf of the exchange, trade lines of credit to clients who wish to purchase goods or services for trade credits prior to selling goods or services to other members of the exchange. The trade credits of the ITEX retail trade exchange are referred to as "ITEX Trade Dollars." An "ITEX Trade Dollar" is an accounting unit used by the ITEX retail trade exchange to record the value of trades as determined by the parties in trade exchange transactions. ITEX Trade Dollars denote the right to receive goods or services available from other ITEX Trade Exchange members, or the obligation to provide goods or services to other Exchange members. In general, Trade Dollars can only be used by members of the exchange to purchase the goods and services offered by members of the exchange. However, the Company has "reciprocal" relations with various other trade exchanges pursuant to which it is possible for a member of the ITEX trade exchange to purchase goods or services offered by members of those other trade exchanges, and members of other trade exchanges with reciprocal agreements may acquire goods and services from the ITEX trade exchange.

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

Purchase of Independent Broker Offices

Sacramento, California. On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock on October 21, 1999. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. Any amount allocated to the right to serve the customer lists will be amortized over a four year period. The Company is currently working on its accounting for the acquisition and has concluded that the transaction will be assigned a value of less than 10% of the Company's total assets.

Operating Income of the Sacramento Brokers operation for the two years and nine months ended September 30, 1999 prior to acquisition are as follows (unaudited):



                    Nine Months
                       Ended       Year Ended   Year Ended
                     March 31,    December 31,  December 31,
                       1999          1998          1997
                     ---------    ------------  ------------

Revenue
  Membership fees    $164,375     $263,487      $ 78,152
  Commissions         533,434      610,943       325,146
                     --------     --------       -------
                      697,809      874,430       403,298
Operating income
 (loss) before
 depreciation
 and interest ..      139,304      215,983        (4,556)
Number of client
 members, end of
 period ........          806          706          496

The Sacramento, California independent brokerage office was acquired by the company on May 21, 1999. It was licensed to Collins M.
Christensen on September 15, 1995.

Collins M. Christensen, the principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation after acquisition of the Sacramento business. Gerry Layo, minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000. Of the shares issued in the transaction, Mr. Christensen received 1,573,334 shares and Mr. Layo received 393,333 shares.

Seattle, Washington. In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150,000 cash, 150,000 ITEX Trade Dollars and 200,000 shares of common stock of the company, valued at $.75 a share totaling $150,000. In addition, the Company issued 15,000 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office.

Houston, Texas. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100,000 cash, payable $50,000 at closing and the remainder over time, 100,000 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company valued at $.75 a share totaling $75,000 and the option to acquire up to an additional 25,000 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

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

Employees

As of March 15, 2000, the Company employed 77 persons. Additionally the approximately 90 independent ITEX brokers employ support staff estimated to total approximately 100 additional persons. The independent brokers and their employees are not employees of the Company.

Executive Officers of the Registrant

The directors and executive officers of the Company as of April 15, 2000 are as follows:

         NAME               AGE               POSITION
----------------------   ---------     -----------------------------------------
Dr. Evan B. Ames             60        Director
Collins M. Christensen       41        President, Chief Executive Officer, Director
Wayne E. Harmond             39        Vice President, Travel & Related
                                        Business Development
Lewis A. Humer, Jr.          40        Vice President of Operations
Robert Nelson                52        Director
Dr. Charles T. Padbury       61        Director
Mary J. Scherr               62        Senior Vice President, Director

Business Risks

Characteristics and dynamics of the Company's business and markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

o Operating losses and negative cash flow of primary business.
  -----------------------------------------------------------
  Operating losses and negative cash flow have been incurred in each of the last five fiscal years ended July 31, 1998. Such losses and negative cash flow resulted in part from increased staffing, marketing and administrative expenses while revenues remained relatively flat and in part by previous management focusing on new business ventures which required substantial cash investments. These non-core businesses have been discontinued. There can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

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

o Investigation by the Securities and Exchange Commission.
  -------------------------------------------------------
  The Company has been the subject of an investigation by this agency of the
  U. S. Government for over three years. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry
  L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris as defendants and alleging securities fraud and other securities law violations. In January 2000, the Company reached a settlement with the SEC for disposition of that litigation. Without admitting or denying the allegations of the SEC's Complaint, the Company consented to entry of a final judgment of permanent injunction. See, Item 3, Legal Proceedings.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

All of the Company's operations as of April 15, 2000 are conducted in leased space as follows:

                                 Lease
         Location              Expiration         Square Feet          Annual Rent
   --------------------    ------------------    ---------------  -------------------
   Portland, Oregon (2)    December 31, 2001          10,900          $209,900
   Salem, Oregon (5)       Month to month              1,500          $ 12,000
   Seattle, Washington     June 30, 2000                 850          $ 26,400(3)
   Costa Mesa, California  December 31, 2000           1,500          $ 20,000
   Sacramento, California  November 30, 2001           4,200            63,000 Trade dollars
   Denver, Colorado (1)(3) March 31, 2002              4,700          $ 90,000
   St. Louis, Missouri     March 31, 2002              2,500          $ 21,100
   Houston, Texas          Month to Month              3,200            29,160 Trade dollars
   New York, New York      November 30, 2004           1,800          $ 31,500

(1)   Offered for sublease by the Company.
(2) Includes 1,300 square feet of office space sublet to a third party at an annual rent of $26,500.
(3)   One-half cash and one-half ITEX Trade Dollars
(4) Lease assigned to third party as part of the sale of the assets of this office in February 2000.


ITEM 3.   LEGAL PROCEEDINGS

o SEC Inquiry.
  -----------
  During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (i) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company is given 90 days from that date to file its amended Form 10-K for fiscal 1997 and its Form 10-K's for 1998 and 1999.

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

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus a reasonable attorneys fee. To be effective, the referees decision must be confirmed by the Multnamah County Circuit Court. An unfavorable result is probable; however, the Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal.

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

  After filing the Complaint, the Company subpoened certain Internet Service Providers to determine the true identity of the anonymous posters. Various amendments to the Complaint were filed naming certain defendants until the Company's Fifth Amended Complaint was filed naming Leslie L. French and adding a claim for breach of a settlement agreement previously entered into between Mr. French and the Company in connection with other litigation in 1997.

  Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denied the allegations of the counterclaims. In March 2000 the parties agreed upon a settlement of the matter, which will result in the dismissal of the entire action. However, the final settlement documents have not yet been entered.

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

The following are the Company's common stock high and low closing sales prices for fiscal years 1998 and 1997:

                                Sale Prices
                         -------------------------
                            High           Low
                         ------------   ----------
        1998
----------------------
Fiscal quarters ended:
   July 31, 1998             $6.25        $1.50
   May 7, 1998                4.63         4.13
   February 12, 1998          6.06         3.56
   November 20, 1997          7.00         2.94

        1997
----------------------
Fiscal quarters ended:
   July 31, 1997              4.13         2.75
   May 7, 1997                5.50         3.44
   February 12, 1997          4.75         3.25
   November 20, 1996          6.00         3.50

During the fiscal year ended July 31, 1999 the closing sales prices varied from $.20 to $4.63. From August 1, 1999 to March 31, 2000, the closing sales prices varied fro $0.15 to $2.38. As of March 31, 2000, the last quoted price was $0.56.

As of July 31, 1998 there were approximately 4,600 holders of record of the Company's common stock.

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

                                     For the fiscal years ended July 31,
                             ------------------------------------------------
                               1998      1997      1996     1995      1994
                             -------   ---------  -------  -------   --------
                                  (In thousands, except per share data)

  Total revenue              $11,389    $11,602   $13,526    $7,531    $4,557

  Loss from operations        (6,357)    (2,212)     (757)   (1,039)     (157)

  Net loss                    (4,777)    (1,894)   (2,402)   (1,660)     (241)

  Net loss per common share    (0.61)     (0.27)    (0.37)    (0.40)    (0.07)

  Total assets                12,956      8,144     7,466     4,259     2,255

  Working (deficit) capital     (687)     2,050     1,363     1,398      (268)

  Long-term debt and capital
   lease obligations,
   including current portion     359        164       330       217       242

  Stockholders' equity
   (deficiency)                9,211      6,922     6,055     2,641      (119)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except share and per share amounts)

Overview

ITEX Corporation and subsidiaries ("ITEX or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retain trade exchange and acts as third-party recordkeeper for transactions between members of the exchanges. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion o fits own operating expenses and to provide merchandise for sale for trade dollars to trade exchange members.

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the accompanying financial statements for the one-month period of June 25, 1998 to July 31, 1998. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

Additionally, in recent years the Company has engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses have not been profitable and commencing in March 1999, the Company began the process of discontinuing these businesses and, where possible, liquidating them. A significant amount of the original investments will not be recovered. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange.

The Company has incurred operating losses from its trade exchange operations for the fiscal years ended July 31, 1998, 1997 and 1996. Such losses have been increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues (dollars in thousands):

                              Fiscal Years Ended July 31,
                  ----------------------------------------------------
                        1998              1997             1996
                  -----------------  ---------------  ----------------
                    Amount    Pct*    Amount    Pct*    Amount    Pct*
                   ---------  -----  --------  -----  --------  ------
 Revenue:
 --------------
 Trade exchange:
   Association
    fees            $ 2,825    25%   $ 2,368    20%   $ 2,321     17%
   Transaction
    fees              6,690    59%     7,247    62%     6,272     47%
   License fees         150     1%       401     4%       ---     ---
                   ---------  -----  --------  -----  --------  ------
                      9,665    85%    10,016    86%     8,593     64%
 Corporate trading    1,724    15%     1,586    14%     4,933     36%
                   ---------  -----  --------  -----  --------  ------
                     11,389   100%    11,602   100%    13,526    100%
                   ---------  -----  --------  -----  --------  ------

 Costs and expenses:
 ------------------
 Trade exchange       6,519    57%     5,937    51%     5,468     41%
 Corporate trading    1,589    14%     1,674    14%     3,099     23%
 Selling, general
  and Administrative  5,587    49%     4,812    42%     5,221     39%
 Discontinued
  operations          1,693    15%        50   ----      ----    ----
 Regulatory and
  litigation          1,584    14%       646     6%        49    ----
 Depreciation and
  Amortization          774     7%       695     6%       446      3%
                   ---------  -----  --------  -----  --------  ------
                     17,746   156%    13,814   119%    14,283    106%
                   ---------  -----  --------  -----  --------  ------

 Loss from
  operations         (6,357)  (56%)   (2,212)  (19%)     (757)    (6%)

 Other income
  (expense)           3,417    30%       (78)   (1%)      (65)   -----
                   ---------  -----  --------  -----  --------  ------

 Loss before taxes   (2,940)  (26%)   (2,290)  (20%)     (822)    (6%)

 Tax provision
  (credit)            1,837   (16%)     (396)   (4%)    1,580    (12%)
                   ---------  -----  --------  -----  --------  ------

 Net (loss)        $ (4,777)  (42%)  $(1,894)  (16%)  $(2,402)   (18%)
                   =========  =====  ========  =====  ========  ======

 * Percent of Total Revenue

Trade exchange revenue and costs

Trade exchange revenues increased $1,423 from 1996 to 1997 as a result of revenue from foreign licenses of $401 in 1997 as compared to none in 1996, slightly increased membership, and also higher transaction fees due to increased trading volume per member in 1997. From 1997 to 1998, membership grew by 1,349 members, resulting in increased association fees, but transaction fees decreased because of a decrease in the trading volume per member in 1998. In 1998, association fees include $193 and transaction fees include $376 from one month of operation of the BXI trade exchange in July 1998.

Following are the components of association fees and transaction fees in fiscal 1998, 1997 and 1996 for the ITEX trade exchange, which are included in the above consolidated totals:

                                       1998        1997       1996
                                     -------     --------   --------

 Association fees                    $ 2,632      $2,368     $2,321

 Transaction fees                      6,314       7,247      6,272

   Total                               8,946       9,615      8,593

The average number of members of the ITEX trade exchange during fiscal 1998, 1997 and 1996 and the average trade exchange revenue per member were as follows:

                                       1998        1997       1996
                                     -------     --------   --------

 Average number of members           13,495     12,146    11,900

 Average annual revenue per member     $683       $792      $722


Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 67.4%, 59.3% and 63.6% in fiscal 1998, 1997 and 1996, respectively. The lower percentage in 1997 was partly attributable to the inclusion of the $401 in foreign license revenue, as such revenues do not result in an increase in trade exchange costs. 1998 and 1996 trade exchange revenues include $150 and zero in foreign license revenue, respectively. Also, BXI's broker commission rate structure is higher than that of ITEX, which caused a slight increase in 1998 as a result of the inclusion of one month of operation of the BXI trade exchange during the year ended July 31, 1998.

Corporate trading revenue and costs

Corporate trading revenue relates to transactions in which the Company has acted as a principal in the purchase and sale of goods. These transactions often involve a mixture of cash and trade credits. Only the cash portion of such transactions are included in the consolidated financial statements because there is no persuasive evidence that the fair market value of the goods exchanged exceeds the monetary consideration received for these goods. Profit margins on individual corporate trading transactions vary widely.

Corporate trading revenue decreased $3,209 and $3,347 in 1998 and 1997 compared to 1996. This decrease resulted from the termination of the Company's relationship with ITEX USA, an unrelated corporate barter management company. ITEX USA had been the Company's exclusive agent for corporate and industrial trading.

With the termination of the ITEX USA relationship, management has not emphasized corporate and industrial trading in recent years, nor will those types of transactions be emphasized in the future, other than those transactions that will benefit the retail trade exchange. Such operations were only marginally profitable in 1998 and resulted in a loss of $88 in 1997.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $775 from 1997 to 1998. The following expenses primarily contributed to the increase:

o On June 25, 1998, the Company acquired the BXI operations. The fiscal 1998 costs include approximately one month of selling, general and administrative costs totaling $187. Such costs include payroll, related benefit costs, rent, etc.

o Salaries and benefits expense of ITEX, excluding BXI and discontinued operations increased by $260 during fiscal 1998. The ITEX corporate headcount increased from 64 at July 31, 1997 to 75 at July 31, 1998.

o During fiscal 1998 the Company opened a regional office in Salem, Oregon; moved its regional office from Westminster, California to Costa Mesa, California; and moved its St. Louis, Missouri office to a new location. As a result of the above the Company incurred $43 of additional rent expense during fiscal 1998.

Selling, general and administrative expenses decreased to $4,812 in fiscal 1997 compared to $5,221 in fiscal 1996. The category of expense for which the largest decrease was realized was advertising and promotion, for which cash costs were reduced from approximately $300 in fiscal 1996 to approximately $100 in fiscal 1997.

Costs and expenses of discontinued operations

During 1998, the Company incurred $1,693 of costs and expenses in connection with activities that have been discontinued. Following is a summary of these costs and expenses, all of which have been charged to costs and expenses in fiscal 1998:

o A $500 investment in Avenir Internet Solutions, Inc., an Internet commerce company based in Waterloo, Ontario, Canada that has been written off as Avenir has discontinued operations.

o Start-up expenses of $351 relating to Zoring International, Inc. ("Zoring") a 51% owned subsidiary. The Company is no longer contributing to the funding of this operation which has discontinued business.

o Start-up expenses of $500 relating to a national sales organization. The national sales organization was discontinued approximately eight months after start-up. Expenses consisted primarily of salaries and related costs.

o General and administrative and other expenses of $342 incurred in connection with the above operations are included in costs and expenses of discontinued operations.

Costs and expenses of regulatory and litigation matters

For the past four years, the Company has been subject to an investigation by the Securities and Exchange Commission including the Company's accounting for trading transactions. See Item 3. Legal Proceedings for a discussion of the settlement of these matters between the Company and the SEC. In addition, the Company has been involved in various litigation matters as discussed in Item 3. Legal Proceedings. Costs and expenses of regulatory and litigation matters consists of costs of settlement and legal and other professional costs related to these matters.

Other income (expense), net

During 1998, the Company sold securities of other companies, primarily Wade Cook Financial Corporation ("WCFC"), realizing cash proceeds of $3,315. In the Company's financial statements, the gain on sale of these securities was equal to the entire amount of proceeds of $3,315. The securities were purchased with ITEX trade dollars and assets obtained in barter transactions with zero accounting basis. Substantially all the securities were both purchased and sold in fiscal 1998.

During June 1999, the Company settled a litigation with WCFC which provided for the unrestricted sale of up to 100 shares per month, up to a maximum of 1,400 shares of WCFC common stock still held by the Company, at market prices at the time of sale. As of April 28, 2000, the Company has realized proceeds of approximately $176 from the sale of approximately 451 shares of its Wade Cook stock. These securities were valued at zero as of July 31, 1998 due to the uncertainty of the outcome of the litigation.

Liquidity and Capital Resources

During fiscal 1998, the Company reported net cash used in operations of $3,302 in the consolidated statements of cash flows, as compared to cash used in operations of $693 and $1,419 in fiscal years 1997 and 1996, respectively. Factors contributing to the reported negative cash flow include unprofitable operations, discontinued operations, settlements of disputes and litigation and legal and accounting costs connected with the Company's regulatory matters and expenditures. Currently management is attempting to reduce such negative cash flows by discontinuing and liquidating, to the extent possible, operations outside the Company's core business. The Company is focusing capital resources on its primary business of operating the ITEX trade exchange and related activities. However, there can be no assurance that the Company will be successful in its efforts.

During the year ended July 31, 1998 the Company raised capital as follows:

o During April 1998, the Company sold 53.5 shares of Series A preferred stock to a small number of non-U.S. persons in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350 and net proceeds, after costs, of approximately $4,730. During July 1998 the Series A preferred stock was converted into 3,565 shares of common stock.

o During 1998, the Company sold a portion of its available for sale securities for cash realizing proceeds of $3,315.

Cash realized from these transactions was primarily used to acquire the remaining 50% interest in the BXI trade exchange to fund investments in businesses or operations that have now been discontinued, and in the Company's trade exchange operations.

At July 31, 1998 the Company had borrowed $208 under a bank line of credit agreement. Subsequently, the Company incurred additional borrowings to the maximum amount available under the line of $250. In May 1999 the Company entered into an agreement with its commercial bank relative to the $250, which was in default under the terms of the loan agreement. The Company agreed that it would pay $50 each month for five months beginning June 15, 1999. The Company has made the five payments, resulting in the bank note being fully repaid in October 1999. As of the date of this filing, the Company does not have a line of credit with any bank.

At July 31, 1998, the Company's working capital ratio was 0.8 to 1.0 as compared to 2.7 to 1.0 at July 31, 1997. Subsequent to July 31, 1998, the liquidity of the Company continued to decrease. As a result, management believed that it would be difficult for the Company to meet its operating cash requirements and fiscal 1999 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements. Therefore, during fiscal 1999, the Company began seeking additional financing.

During 1996 the company obtained $750 in equity capital from the sale of 200 shares of common stock, through a private placement with Newcastle Services Ltd. It also raised $1,250 in equity capital from the sale of 255 shares of common stock through a Regulation S transaction with Wycliff Fund, Inc. See Note 14 to the Consolidated Financial Statements for additional information.

In November 1998 the Company completed a Regulation D private placement of promissory notes totaling $1,625 at face value. The notes bear interest at the rate of 4% and were issued at a 20% discount. The Company has the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes is November 30, 2000. The Company realized net proceeds of approximately $1,100, which were used for working capital and general corporate purposes.

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

In July 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who is President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised. The offering was made in reliance on Section 4(2) of the Securities Act of 1933 on the basis of the offering having been made to efforts and directors of the Company who had access to sufficient information to make an informed investment decision.

To finance future expansion of the Company's core business, provide operating capital for the ITEX retail trade exchange and to retire the notes described above, the Company sold net assets and the business of its wholly-owned subsidiary, BXI Corporation, which operated the BXI trade exchange from June 25, 1998 until the sale of the exchange assets on January 18, 2000. The Company realized cash of $4,000 from the sale.

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

Trade dollars earned and expended

The Company earns ITEX and BXI (from June 25, 1998 until January 18, 2000) trade dollars as compensation for management of the trade exchanges and as a result of transactions entered into by the Company as a member of the exchanges. At July 31, 1998, the Company had a total of 4,030 trade dollars that were available for future expenditures. In fiscal 1998, the Company earned a total of 13,145 trade dollars and expended a total of 9,901 trade dollars.

In fiscal 1997, the Company earned a total of 11,309 trade dollars and expended a total of 10,523 trade dollars. In fiscal 1996, the Company earned a total of 17,551 trade dollars and expended a total of 17,588 trade dollars. These amounts have not been included in the financial statements as described in Note 1 to Consolidated Financial Statements, "Summary of Significant Accounting Policies".

Inflation

Since inflation has been moderate in recent years, inflation has not had a significant impact on the Company and is not expected to have a material future effect. Inflation may be a factor within the ITEX Retail Trade Exchange. The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in the exchange by transferring some of its own holdings of trade dollars to the Exchange.

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

As of April 15, 2000, the Company has experienced no disruptions or other problems because of the Y2K issue and it does not anticipate experiencing any in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company at July 31, 1998 and July 31, 1997 and for the three fiscal years ended July 31, 1998, and the report of Ehrhardt, Keefe, Steiner & Hottman, P.C., independent public accountants, and the report of Andersen, Andersen & Strong, independent public accountants are included as listed in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its certifying accountants as reported on Form 8-K dated September 18, 1998 and amended on the Form 8-K/A filed on October 2, 1998.

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

Joseph M. Morris was Senior Vice President and Chief Financial Officer and a Director from January 1, 1996 until March 1999 when he resigned all positions.

Edward S. Wittman was Vice President of Business Development from November 1, 1997 until April 1999 when he resigned.

Gerald Pitts was Vice President of International Operations from January 8, 1997 until July 30, 1999 when he resigned.

Vern O. Curtis served as Chairman of the Board of Directors from May 21, 1999 until he resigned in November 1999.

Joel S. Sternberg served as Senior Vice President, Chief Financial Officer and a Director from May 21, 1999 until he resigned on December 31, 1999.

Gerry E. Layo served as Vice President of Sales and Marketing from 1999 until March 7, 2000.

Donovan C. Snyder served as Vice President-Legal and Corporate Secretary from 1995 until April 14, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

                                   Table No. 1
                           Summary Compensation Table

                                                                                    Long-Term Compensation
                                                                          -------------------------------------
                                                                            Awards                    Payouts
                                                                          -----------               -----------
                                            Annual Compensation           Restricted
Name and Principal             -----------------------------------------     Stock       Options/        LTIP       All Other
     Position         Year       Salary($)     Bonus ($)      Other($)      Award($)      SARs(#)      Payouts    Compensation
----------------- ------------ ------------- ------------  -------------  -----------  -----------  -----------  --------------
Graham H. Norris      FY98        $196,923     $45,553      $45,192(a)     $157,211                    $-0-             $-0-
 President & CEO

Joseph Morris         FY98        $125,908     $22,776      $57,385(a)     $ 20,192                    $-0-             $-0-
 Senior VP

Edward Wittman        FY98        $112,230     $ 5,000      $26,610(a)     $    -0-                    $-0-             $-0-
 Vice President

Mary Scherr           FY98        $ 75,866     $22,776      $ 9,997(a)     $20,192                     $-0-             $-0-
 Vice President

Donovan Snyder        FY98        $101,470     $ 1,888      $    -0-       $ 5,769                     $-0-             $-0-
 General Counsel

(a)   ITEX trade dollars


                                   Table No. 2
                      Option/SAR Grants in Last Fiscal Year

                                         Percent of
                            Options         Total      Exercise          Expiration
      Name                 Granted(#)      Options       Price              Date
-----------------       --------------   ----------  ---------------  ----------------
Graham H. Norris            175,000         17.4%      $3.19/share        09/03/2007

Joseph Morris               125,000         12.4%      $3.19/share        09/03/2007

Mary Scherr                  90,000          9.0%      $3.19/share        09/03/2007


As of August 1, 1996, outside Directors (i.e., Directors who are not employees of the Company) have received $500 per Board meeting attended in person or by telephone and members of Board committees have received $250 per committee meeting attended. In addition, all Directors serving on January 1, 1997 were issued 1,000 shares of the Company's restricted common stock and received the option to acquire a minimum of 2,500 additional shares pursuant to an Employees Incentive Stock Option Plan with the exercise price being the closing bid price of the stock on the trading day before the grant is made.

In September 1997 the Board approved payment to Directors of the sum of $20,000 annually, payable monthly in advance, and issuance on January 2 of each year in which a Director is serving as such of 2,500 shares of the Company's common stock and grant of the option to acquire up to 10,000 additional shares with the exercise price being set as described above. In addition, attendance of Outside Directors at committee meeting is compensated at the rate of $750 per meeting with the chair of the committee receiving $1,000 per committee meeting.

No funds were set aside or accrued by the Company during Fiscal 1996 ending July 31, 1996 to provide pension, retirement or similar benefits for Directors or Executive Officers, other than those who are covered by the Company's 401(K) plan as employees of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 15, 2000 the shareholdings of Directors and Executive Officers and amount of Registrant's voting securities owned by all officers and directors as a group were:


                Shareholdings of Directors and Executive Officers

    Title            Name of                    Amount and Nature
  of Class       Beneficial Owner           of Beneficial Ownership      % of Class
----------- --------------------------   ------------------------------  ----------
  Common    Collins M. Christensen         1,783,334 shares                11.0%
             President, CEO                1,573,334 shares and 210,000
             and Director                  stock options

  Common    Mary Scherr                    254,379                          1.5%
            Senior Vice President          (20,979 shares,
            Director                       233,400 stock options)

  Common    Dr. Charles Padbury            129,555                          0.7%
            Director                       (26,555 shares,
                                           103,000 stock options)

  Common    Robert Nelson, CPA             100,047                          0.6%
            Director                       (10,047 shares,
                                           90,000 stock options)

  Common    Dr. Evan B. Ames               100,000                          0.6%
            Director                       (10,000 shares,
                                           90,000 stock options)

  Common    Wayne Harmond                  50,163                           0.3%
            Vice President                 (163 shares, 50,000
                                           stock options)

  Common    Lewis Humer Vice               50,000                           0.3%
            President                      (0 shares,
                                           50,000 stock options)

  Total     Directors and Executive        Based upon 16,103,006           15.3%
             Officers                       shares
            2,467,748                      (14,336,406 shares issued,
            (1,641,078 shares,             2,391,933 stock options)
            826,400 options)


Table No. 4 lists persons or companies holding over 5% beneficial ownership of Registrant's outstanding stock as of April 15, 2000:

                                   Table No. 4
                           5% or Greater Shareholders


   Title         Name and Address             Amount and Nature
 of Class      of Beneficial Owner         of Benefical Ownership   % of Class
---------- ---------------------------    ------------------------  ----------
  Common    Collins M. Christensen           1,783,334 shares        11.0%
            P.O. Box 2309                    1,573,334 shares and
            Portland, OR  97223              210,000 stock options

  Total     Based upon 16,103,006            Outstanding             11.0%
  5%        shares
            (14,336,406 shares issued,
            2,391,933 stock options)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. At July 31, 1990 Mr. Neal owned (including shares beneficially owned) approximately 284,000 shares of the Company's common stock and held options to purchase 450,000 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share, which were cancelled by the Company in November 1999, in accordance with the option plan. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 9% at July 31, 1998.

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

During 1996 the Company obtained $750,000 in equity capital from the sale of 200,000 shares of common stock through a private placement with Newcastle Services Ltd. It also raised $1,250,000 in equity capital from the sale of 255,624 shares of common stock and certain warrants to purchase common stock through a regulation S transaction with Wycliff Fund, Inc. See Note 14 to the Consolidated Financial Statements for additional information.

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

           Report of Ehrhardt Keefe Steiner & Hottman PC Independent Public Accountants

           Report of Andersen, Andersen & Strong, LC, Independent Public Accountants

           Consolidated balance sheets at July 31, 1998 and 1997

           Consolidated statements of operations for the fiscal years ended July 31, 1998, 1997 and 1996

           Consolidated statements of stockholders' equity for the fiscal years ended July 31, 1998, 1997 and 1996

           Consolidated statements of cash flows for the fiscal years ended July 31, 1998, 1997 and 1996


           Notes to consolidated financial statements


2. Financial statement schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

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

/s/ Mary Scherr                                             May 1, 2000
-------------------------------------------
Mary Scherr, Senior Vice President, Director


/s/ Dr. Evan B. Ames                                        May 1, 2000
-------------------------------------------
Dr. Evan B. Ames, Director


/s/ Robert Nelson                                           May 1, 2000
-------------------------------------------
Robert Nelson, Director

/s/ Dr. Charles Padbury                                     May 1, 2000
-------------------------------------------
Dr. Charles Padbury, Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
ITEX Corporation
Portland, Oregon

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEX Corporation as of July 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC


April 26, 2000
Denver, Colorado

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 ITEX Corporation
Portland, Oregon

We have audited the consolidated balance sheets of Itex Corporation and subsidiaries as of July 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itex Corporation and subsidiaries as of July 31, 1997, and the results of their consolidated operations and their consolidated cash flows for each of the two years ended July 31, 1997, in conformity with generally accepted accounting principles.





                                     /s/Andersen Andersen & Strong L.C.

October 28, 1997
Salt Lake City, Utah

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          July 31,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
                    Assets
Current assets:
     Cash and cash equivalents ..............     $    936      $    813
     Accounts receivable ....................        1,325         1,084
     Notes receivable .......................          105            45
     Prepaid income taxes and refunds
      receivable ............................          254          --
     Deferred taxes .........................         --           1,224
     Prepaids and other current assets ......          141            80
                                                  --------      --------
      Total current assets ..................        2,761         3,246

Investment in Business Exchange International
 Corporation ................................         --           2,791

Property and equipment, net of accumulated
 depreciation of $249 and $179 ..............          427           281

Goodwill and purchased member lists, net ....        7,713           671

Investment in Samana Resort .................        1,026          --

Other assets ................................        1,029         1,155
                                                  --------      --------

               Total assets .................     $ 12,956      $  8,144
                                                  ========      ========


     Liabilities and stockholders' equity

Current liabilities:
   Bank line of credit ......................     $    208      $   --
   Long-term debt and capital lease
    obligations, current portion ............           62           138
   Accounts payable .........................          525           246
   Portion of receivables due to brokers ....        1,119           552
   Deferred revenue .........................          647          --
   Other current liabilities ................          887           260
                                                  --------      --------
      Total current liabilities .............        3,448         1,196
                                                  --------      --------

Long-term debt and capital lease obligations           297            26
                                                  --------      --------

Commitments and contingencies ...............         --            --

Stockholders' equity:
   Common stock, $.01 par value; 50,000
    shares authorized; 11,408 and 7,207
    shares issued and outstanding ...........          114            72
   Additional paid-in capital ...............       26,148        19,114
   Treasury stock, at cost (2 shares
    in 1998) ................................          (10)         --
   Accumulated deficit ......................      (17,041)      (12,264)
                                                  --------      --------
      Total stockholders' equity ............        9,211         6,922
                                                  --------      --------

                Total liabilities and
                 stockholders' equity .......     $ 12,956      $  8,144
                                                  ========      ========

        The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                 For the fiscal years ended July
31,
                                          1998            1997           1996
                                      ----------------------------------------

Revenue:
  Trade exchange revenue ............     $  9,665      $ 10,016      $  8,593
  Corporate trading revenue .........        1,724         1,586         4,933
                                          --------      --------      --------
                                            11,389        11,602        13,526
                                          --------      --------      --------
Costs and expenses:
  Costs of trade exchange revenue ...        6,519         5,937         5,468
  Costs of corporate trading ........        1,589         1,674         3,099
  Selling, general and administrative        5,587         4,812         5,221
  Costs and expenses of discontinued
   operations .......................        1,693            50          --
  Costs and expenses of regulatory
   and litigation Matters ...........        1,584           646            49
  Depreciation and amortization .....          774           695           446
                                          --------      --------      --------
                                            17,746        13,814        14,283
                                          --------      --------      --------
Loss from operations ................       (6,357)       (2,212)         (757)
                                          --------      --------      --------

Other income (expense):
  Interest income (expense), net ....           86            66            49
  Gain on sale of securities ........        3,315          --            --
  Miscellaneous, net ................           16          (144)         (114)
                                          --------      --------      --------
                                             3,417           (78)          (65)
                                          --------      --------      --------

Loss before income taxes ............       (2,940)       (2,290)         (822)

Provision (credit) for income taxes .        1,837          (396)        1,580
                                          --------      --------      --------

Net loss ............................     $ (4,777)     $ (1,894)     $ (2,402)
                                          ========      ========      ========


Average common and equivalent shares         7,912         6,940         6,499
                                          ========      ========      ========

Net loss per common share
 basic and diluted ..................     $  (0.61)     $  (0.27)     $  (0.37)
                                          ========      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the fiscal years ended July 31, 1998, 1997 and 1996
                                 (in thousands)


                                 Common Stock             Preferred Stock        Additional
                             ---------------------     ---------------------       Paid-in   Accumulated     Treasury
                              Shares       Amount       Shares       Amount        Capital      Deficit       Stock         Total
                             --------     --------     --------     --------      --------     --------      --------      --------
Balance, July 31, 1995 .        5,213     $     52         --       $   --        $ 10,626     $ (7,968)     $    (69)     $  2,641

Stock sold for cash ....        1,294           13         --           --           3,678         --            --           3,691
Stock issued for
 acquisitions ..........           60            1         --           --             644         --            --             645
Stock exchanged for
 goods and services ....          237            2         --           --           1,438         --              40         1,480
Net loss ...............         --           --           --           --            --         (2,402)         --          (2,402)
                             --------     --------     --------     --------      --------     --------      --------      --------

Balance, July 31, 1996 .        6,804           68         --           --          16,386      (10,370)          (29)        6,055

Stock sold for cash ....          175            2         --           --             422         --            --             424
Stock and options
 issued for goods and
 services ..............          228            2         --           --           1,214         --              29         1,245
Tax benefit from
 stock options exercised         --           --           --           --           1,092         --            --           1,092
Net loss ...............         --           --           --           --            --         (1,894)         --          (1,894)
                             --------     --------     --------     --------      --------     --------      --------      --------

Balance, July 31, 1997 .        7,207           72         --           --          19,114      (12,264)         --           6,922

Common stock sold
 for cash ..............          150            2         --           --             598         --            --             600
Preferred stock
 sold for cash .........         --           --             54            1         4,729         --            --           4,730
Stock for warrants
 swap ..................          250            2         --           --             998         --            --           1,000
Stock, options
 and warrants
 issued for goods and
 services ..............          237            2         --           --             744         --            --             746
Preferred stock
 conversion ............        3,564           36          (54)          (1)          (35)        --            --            --
Treasury stock
 purchased .............         --           --           --           --            --           --             (10)          (10)
Net loss ...............         --           --           --           --            --         (4,777)         --          (4,777)
                             --------     --------     --------     --------      --------     --------      --------      --------

Balance, July 31, 1998 .       11,408     $    114         --          $--        $ 26,148     $(17,041)     $    (10)     $  9,211
                             ========     ========     ========     ========      ========     ========      ========      ========



         The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                         For the fiscal years ended July 31,
                                          ---------------------------------
                                           1998          1997         1996
                                          -------      -------      -------
Cash flows from operating activities
  Net loss ..........................     $(4,777)     $(1,894)     $(2,402)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization ....         774          695          446
   Stock and options issued for
    goods and services ..............       1,746        1,245        1,480
   Tax benefit from stock
    options exercised ...............        --          1,092         --
   Gain on sales of securities ......      (3,315)        --           --
   Changes in operating assets and
    liabilities:
    Accounts and notes receivable ...        (159)         (95)         (62)
    Prepaid income taxes and
     refunds receivable .............        (254)        --           --
    Deferred taxes ..................       1,224       (1,224)        --
    Prepaids and other current assets        (131)        (379)        (461)
    Accounts payable and other
     current liabilities ............         376         (177)        (348)
    Portion of receivables due to
     brokers ........................         567           44          (72)
    Deferred revenue ................         647         --           --
                                          -------      -------      -------
      Net cash used in operating
       activities ...................      (3,302)        (693)      (1,419)
                                          -------      -------      -------

Cash flows from investing activities:
  Proceeds from sales of securities .       3,315         --           --
  Business Exchange International,
   Inc. acquisition .................      (3,585)        --         (2,158)
  Investments in unconsolidated
   entities .........................        (700)        --           --
  Investment in Samana Resort .......      (1,026)        --           --
  Equipment, information systems and
   other ............................        (302)         (53)        (450)
                                          -------      -------      -------
      Net cash utilized in investing
       activities ...................      (2,298)         (53)      (2,608)
                                          -------      -------      -------

Cash flows from financing activities:
  Proceeds from sales of stock ......       5,330          424        3,691
  Purchase of treasury stock ........         (10)        --           --
  Proceeds from (repayments of) notes
   payable, net .....................         403         (166)         113
                                          -------      -------      -------
      Net cash provided by financing
       activities ...................       5,723          258        3,804
                                          -------      -------      -------

Net increase (decrease) in cash and
 cash equivalents ...................         123         (488)        (223)
Cash and cash equivalents at
 beginning of period ................         813        1,301        1,524
                                          -------      -------      -------

Cash and cash equivalents at end of
 period .............................     $   936      $   813      $ 1,301
                                          =======      =======      =======
Supplemental cash flow information
   Cash paid for interest ...........     $    14      $    25      $    29
   Cash paid for income taxes .......         867          430          610

Supplemental noncash investing and
 financing activities:
 Costs of investment in BXI Corporation
  paid in stock                               ---          ---          645




   The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party recordkeeper and in many cases a broker for transactions between members of the exchange. The Company charges monthly membership fees, as well as commissions on transactions. ITEX also provides merchandise for sale to its members for trade dollars.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recogntion. For financial reporting purposes, the Company records its barter and ITEX trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter and ITEX trade dollar transactions that are described below. The Company enters into these transactions primarily to generate cash based on transaction fees for the benefit of the Company. The Company recognizes cash membership fees and commissions on transactions as the related services are performed.

Accounting for Membership and Transaction Fees Received in ITEX Trade Dollars. In addition to receiving cash membership and transaction fees, the Company also receives ITEX trade dollars from members of the trade exchange in connection with its services in operating the exchange. These trade dollars are utilized by the Company for either the acquisition of goods and services that are then made available for purchase by members of the exchange (enabling the Company to earn cash transaction fees) or for use by the Company in its operations. The Company does not record revenue at the time of earning these trade credits because there is no persuasive evidence that the value of the services provided by the Company exceeds the amount of monetary consideration received. Further, the Company does not record revenue at the time of receiving the ITEX trade dollars because not all of the Company's performance obligations have been completed; that is, the Company must continue to successfully operate the exchange in future periods in order to be able to utilize the ITEX trade dollars.

Accounting for ITEX Trade Dollars Spent by the Company for Goods and Services Used in the Company's Operations. When ITEX trade dollars are exchanged by the Company for goods and services that are used by the Company in its own operations, the Company records an expense or asset equal to the fair value of the underlying goods or services received. The Company also records a corresponding revenue amount equal to the fair value of the underlying goods or services received because at that point, the Company has completed its performance obligations. Fair value is determined by determining estimated cash prices for the sale of similar goods and services. If the Company cannot determine a fair value, no value is assigned to the transaction for financial reporting purposes. The Company also assigns zero value to ITEX trade dollars that are exchanged in transactions in which cash is also paid and for which there is no persuasive evidence that the fair value of the goods or services received exceeds the amount of monetary consideration paid.

Historically, a significant portion of ITEX trade dollars expended has been for advertising in various forms. The Company historically has not conducted significant advertising transactions in cash; therefore, ITEX trade dollars expended for these advertising items are not reflected as revenue or costs in the accompanying financial statements. In implementing its accounting policies and procedures, the Company has considered the guidance of EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", which was written in the context of Internet companies bartering with one another for web advertising, but applies to other industries as well. Issue 99-17 was initially considered by the EITF in November 1999 and was concluded in January 2000. EITF 99-17 specifically addresses advertising barter transactions for which there is no ultimate realization in cash. It tentatively concludes that revenue and expenses from such transactions should be recognized in financial statements (at fair value) only if an entity has a historical practice of receiving or paying cash for similar transactions. The EITF indicated that the notion of a "historical practice" should be similar to the guidance in EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits." EITF 93-11 establishes high thresholds in accounting for barter transactions such as " . . . if an entity can convert the barter credits into cash in the near term, as evidenced by a historical practice of converting barter credits into cash shortly after receipt, or if independent quoted market prices exist for items to be received .
 . ." The Company's barter transactions denominated in ITEX trade dollars do not meet the high thresholds contemplated in EITF 93-11 as applied with respect to EITF 99-17 of cash equivalency or convertibility to cash. Also, they are not transactions for which the Company has a historical practice of receiving or paying cash for similar transactions. Accordingly, in the restated financial statements, the Company has not recorded transactions denominated in ITEX trade dollars. If there are any significant transactions in the future that meet these high thresholds, the Company will report them in the financial statements at fair value in accordance with Opinion 29.

Acquisition and Disposition of Barter-Type Commodities. The Company does not record in its financial statements transactions for acquisition and disposition of barter-type commodities such as hotel room nights, media due bills and other barter-type commodities (in exchange for ITEX trade dollars or other barter-type commodities) because additional performance by the Company is required. Typically, the Company must arrange one or more other large ITEX trade dollar transactions to enable the provider of the commodities to utilize the trade dollars received by the provider. Also, the provider typically must still fulfill by shipping or otherwise providing the barter-type commodities to the ultimate users. The culmination of this process occurs and revenue for transaction fees is recognized by the Company when the commodities are provided to the ultimate users and the Company earns its cash transaction fees. The Company does not report the commodities in its financial statements as inventories because these transactions only represent commitments by the provider and the Company to perform in the future.

Trade Dollar Activity. The following table (unaudited) summarizes the trade dollar activity of the Company for each of the fiscal years ended July 31, 1998, 1997 and 1996:

                               Fiscal years ended July 31,
                            -------------------------------
                              1998       1997        1996
                            -------     -------     -------

Trade dollars earned ..      13,145      11,309      17,551
Trade dollars expended        9,901      10,523      17,588
                            -------     -------     -------

Net increase (decrease)       3,244         786         (37)
                            =======     =======     =======

Trade dollars at
 fiscal year end ......       4,030         786        --
                            =======     =======     =======

The Company does not guarantee the utilization of, or market for ITEX trade dollars. In addition, the Company can expend trade dollars in excess of those credited to the Company's account.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Net Revenue and Deferred Revenue. The Company charges each client cash membership fees and individual cash transaction fees from the buyer and seller. Members of the ITEX retail trade exchange pay a monthly membership fee. Members of the BXI retail trade exchange, which was owned and operated by the Company from June 25, 1998 to January 18, 2000, pay an annual fee at the beginning of the membership year. The Company deferred the BXI membership fees and recognized the related revenue ratably over the applicable one-year period. If a BXI member decided to discontinue membership, there was no refund of membership fees paid.

Cash and Cash Equivalents. Cash and cash equivalents include all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk. At July 31, 1998, the Company maintained its major cash balances at one financial institution located in Denver, Colorado. The balances are insured by the Federal Deposit Insurance Corporation up to $100. At July 31, 1998, the Company's uninsured cash balances totaled $619. Subsequent to July 31, 1998, the Company began maintaining its major cash balances in Portland, Oregon.

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

Valuation of Investment in Samana Resort. At July 31, 1998, the carrying value of the investment in the Samana resort property was equal to its cash cost of $1,026. During the fiscal year ended March 31, 1999, new management of the Company decided to liquidate this investment instead of holding it for development or other means. In fiscal 2000, the Company liquidated this investment by selling the property back to the parties from whom the Company had originally purchased the property. At July 31, 1999, the investment in the Samana resort is carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company has received cash of $200 from the buyers (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of $350 in accordance with the terms of the sale agreement and such payment is overdue. The Company is contemplating legal action to enforce the terms of the sale agreement.

Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 1998, the Company determined no impairment was appropriate.

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

Income (Loss) Per Share. Effective August 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation on the face of the statement of operations of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary and fully diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period income per share data has been restated.

Fair Value of Financial Instruments. All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 1998.

Estimates and Assumptions. Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and also disclosures about contingent assets and liabilities. Significant estimates include the fair value of non-monetary transactions, various litigation matters described herein and the recoverability of certain intangible assets. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications. Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 1998 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

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

The total cost of the acquisition of BXI, including amounts paid for the initial 50% interest, as well as the remaining 50% interest, and ancillary costs of the acquisition, totaled $6,749. The transaction has been accounted for using the purchase method of accounting and the net assets and results of BXI have been included in the consolidated financial statements since June 25, 1998, the date of completion of the acquisition. The amount of purchase price allocated to customer lists was $5,000 and the amount allocated to excess of cost over net assets acquired (goodwill) amounted to $2,511. The customer lists are being amortized over a four-year period and the goodwill is being amortized over a 10-year period.

The following unaudited pro forma information represents the results of operations of the Company as if the acquisition of BXI had occurred on August 1, 1996, after giving effect to amortization of the cost of acquisition in excess of the fair value of net assets acquired, depreciation of acquired property and equipment and the assumed issuance on August 1, 1996 of 2,808 shares of common stock in conjunction with the preferred stock conversion. The shares represent the pro rata portion of the total number of shares of common stock issued in the Company's private placement during the fiscal year ended July 31, 1998 which provided funds to enable completion of the acquisition.

                                 Years ended July 31,
                              ---------------------
                                1998         1997
                              -------      --------

Revenue .................     $19,169      $ 18,222
                              =======      ========
Net loss ................     $(6,173)     $ (3,218)
                              =======      ========
Net loss per common share     $ (0.90)     $  (0.49)
                              =======      ========

The unaudited pro forma information does not purport to be indicative of the results which would actually have been achieved had the acquisitions occurred as of the date of the period indicated or which may be obtained in the future.

In May 1999, the Board of Directors decided to sell the net assets and business of BXI Corporation. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000, which was paid by the buyer in cash. On the measurement date in May 1999, the Company recorded an estimated loss on the disposal of $2,000 which includes an estimated loss from operations and disposition of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $780. The primary assets included in the consolidated balance sheet as of July 31, 1998, with respect to BXI Corporation consisted of customer lists and goodwill, with net book values of $4,896 and $2,491, respectively. These amounts have been further reduced by the reserve for estimated loss on the disposal of BXI of $2,000, during fiscal year 1999.

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $122, $108 and $91 for the fiscal years ending July 31, 1998, 1997 and 1996, respectively.

At July 31, 1998 and 1997, assets held under capitalized leases include computer and other equipment totaling $341 and $175, respectively. Depreciation expense for capitalized equipment leases was $60, $42 and $41 for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

NOTE 4 - GOODWILL AND PURCHASED MEMBER LISTS

At July 31, 1998, the excess of the total BXI acquisition cost over the fair value of the net assets acquired (goodwill) totaled $2,511, less accumulated amortization of $20, for a net carrying value of $2,491. At July 31, 1998, the cost of the BXI acquired member list was $5,000, less accumulated amortization of $104, for a net carrying value of $4,896. The remaining balances of intangible assets at July 31, 1998 consisted principally of the cost of member lists from acquisitions made in prior years, with total cost of $1,634, less accumulated amortization of $1,308, for a net carrying value of $326.

At July 31, 1997, the total cost of member lists was $1,534, less accumulated amortization of $863 for a net carrying value of $671 .

NOTE 5 - INVESTMENT IN SAMANA RESORT

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

NOTE 6 - OTHER ASSETS

Other assets consists of the following:


                                             July 31,
                                       -------------------
                                        1998         1997
                                       --------    -------

Natural resource interests of
 four mineral Properties
 located in the State of Washington     $  169     $  169

Capitalized software costs ........        278        414

Foreign licensing rights ..........        376        424

Note receivable from GlobalTel ....        200       --

Other .............................          6        148
                                        ------     ------
                                        $1,029     $1,155
                                        ======     ======

Subsequent to July 31, 1998, the investment in natural resource interests was written down to $50 and the capitalized software costs and foreign licensing rights were written off. The event causing this writedown and these writeoffs was the decision of the Company's new management in March 1999 to offer the mineral properties for sale and the decision to suspend international expansion in order to focus on the Company's domestic trade operations. The note receivable from GlobalTel was written off in fiscal 1999 upon the determination that GlobalTel was no longer financially viable.

NOTE 7 - BANK LINE OF CREDIT

The Company had a line of credit arrangement with its primary bank payable upon demand. Pursuant to the line of credit, the Company was able to borrow up to $250 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility was equal to the bank's prime rate of interest plus 1.5%. Borrowings were collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1998, the Company had outstanding borrowings of $208 under the line of credit and additional credit availability of $42 based on applicable collateral at that date.

In May 1999 the Company entered into an agreement with its commercial bank relative to the note for $250, which it was at that time in default. An agreement for payment provided that $50 would be repaid each month for five months beginning June 15, 1999. The Company has made all five payments, resulting in the bank note being fully repaid in October 1999. As of the date of this filing, the Company does not have a line of credit with any bank.

NOTE 8 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                       July 31,
                                 -------------------
                                  1998         1997
                                 -------     -------

Note payable at $8 per month,
 including interest at 6% per
 annum .......................     $--        $  78

Note payable at $2 per month,
 including interest at 10% per
 annum .......................       140       --

Capital leases and other .....       219         86
                                   -----      -----
                                     359        164
Less, current maturities .....       (62)      (138)
                                   -----      -----
                                   $ 297      $  26
                                   =====      =====

The annual maturity of long-term debt and capital lease obligations are as follows:

            Fiscal year ending July 31,
                 1999                        $      117
                 2000                                78
                 2001                                67
                 2002                                60
                 2003                                50
                 Thereafter                          91
                                             -----------
                                                    463
            Less, imputed interest on
             capital leases                         (76)
                                             -----------

            Present value of minimum lease
             payments                               387
            Less, current portion                   (90)
                                             -----------

                                             $      297
                                             ===========

The Company's noncancellable capital leases have terms from three to ten years, expire during the years 1999 through 2005, and currently provide for aggregate monthly payments of $7.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

            Fiscal years ending July 31,
                 1999                            $  343
                 2000                               406
                 2001                               361
                 2002                                98
                 2003                                 2
                                                 ------

                 Total                           $1,210
                                                 ======

Rent expense for the periods ended July 31, 1998, 1997 and 1996 amounted to $250, $200 and $172, respectively.

In the ordinary course of its business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

NOTE 10 - STOCKHOLDERS' EQUITY

Private Placements.

Year ended July 31, 1998. During the year ended July 31, 1998, the Board of Directors authorized up to 65 shares of Series A convertible preferred stock ("Series A preferred stock") for sale at $100 per share. During April 1998, the Company closed the sale of 54 shares of Series A preferred stock in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350 and net proceeds, after costs, totaling $4,730. The primary use of the proceeds was for the acquisition of the remaining 50% common equity interest in BXI (see note 2). During the fiscal year ended July 31, 1998, all the Series A preferred stock was converted into 3,612 shares of the Company's common stock.

Year ended July 31, 1997. During the year ended July 31, 1997, the Company received proceeds of $179 from a private placement of 55,000 units at $3.25 per unit, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock for $3.25 through June 18, 1999 and for $4.00 thereafter through June 18, 2000.

Year ended July 31, 1996. During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which then owned a 51% interest in Associated Reciprocal Traders, Ltd., the Company's then 49% owned foreign affiliate, pursuant to which Newcastle purchased 200 shares of the Company's common stock for $750. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as an agent for Newcastle. Therefore, this may be considered a related party transaction.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation. Through July 31, 1996, the Company received $1,250 from Wycliff and issued: (a) 256 shares of common stock, (b) warrants to purchase 256 shares of common stock at an exercise price of $4.89 per share, exercisable from two years from the date of issuance until expiration five years from the date of issuance, and (c) warrants to purchase 256 shares of common stock at an exercise price of $6.12 per share, exercisable from four years from the date of issuance until expiration ten years from the date of issuance. In this transaction, the Company dealt with Mr. Terry Neal, founder and former chief executive officer of the Company, as agent for Newcastle. Therefore, this may be considered a related party transaction.

The Company also completed a private placement pursuant to which an individual purchased 56 shares of the Company's common stock for $210. The Company also completed a private placement pursuant to which an officer of the Company purchased 25 shares of the Company's common stock for $94. In each of these private placements, the Company issued for each share of common stock purchased a warrant to purchase one share of common stock at an exercise price of $4.50 per share and one share of common stock at an exercise price of $5.50 per share. The warrants were exercisable from date of issuance and expired on July 31, 1996.

In addition, during the fiscal year ended July 31, 1996, the Company issued 350 shares of common stock as compensation for services and in connection with the acquisition of SLI, Inc.

Stock Options. During the five years ended July 31, 1998, the Company adopted the following incentive stock option plans under which common stock may be granted to employees, officers, directors and consultants of the Company. All option prices are at market price at the date of grant.


                     Number of
      Date of         Shares                                  Date of
  Plan Adoption     Authorized   Grant Period           Shareholder Approval
-----------------   ---------  ----------------      -------------------------
February 11, 1994       200        10 years               February 10, 1995
October 26, 1994        750        10 years               February 10, 1995
December 15, 1995     1,250        10 years               May 3, 1996
December 27, 1996     1,000         5 years               February 9, 1999
January 1, 1997         755        10 years               February 9, 1999
September 3, 1997       965        10 years               February 9, 1999


The following summarizes activity for the four years ended July 31, 1998:

                       Number of Options Granted:
                       -------------------------
                         Available     Granted     Option Price Per Share
                       ------------  -----------   ----------------------
Balance, July 31, 1994       322          378        $1.00 - $3.38
   New plan                  750          ---        ---
   Granted                  (955)         955        $1.94 - $2.50
   Exercised                 ---          (10)       $1.00
                        -----------  -----------

Balance, July 31, 1995       117        1,323        $1.00 - $3.38
   New plan                1,250          ---        ---
   Granted                  (905)         905        $6.13
   Exercised                 ---         (687)       $1.94 - $2.50
                        -----------  -----------

Balance, July 31, 1996       462        1,541        $1.00 - $6.13
   New plans               1,755          ---        ---
   Granted                  (775)         775        $3.50 - $3.75
   Exercised                 ---         (120)       $1.00 - $2.50
                        -----------  -----------

Balance, July 31, 1997     1,442        2,196        $1.00 - $6.13
   New plan                  965          ---        ---
   Granted                (1,005)       1,005        $1.00 - $6.13
   Exercised                 ---          (91)       $1.00 - $3.38
                        -----------  -----------

Balance, July 31, 1998     1,402        3,110
                        ===========  ===========


Prior to July 1999, options granted became exercisable immediately and were not cancelled if unexercised within 90 days of termination. Effective July 1999, options granted become exercisable over a period of time, typically four years, and are forfeited by the employee if not exercised within 90 days of termination of employment. In October 1999 the Company informed terminated employees of its intent to follow the provisions of the options plans as to the expiration of options of terminated employees, if it had the contractual right to do. Depending on the former employee's length of employment, effective October 1, 1999, the Company has given terminated employees from four months to two years to exercise their options. Options of certain former officers totaling 825 shares were cancelled in their entirety in November 1999.

Warrants. As of July 31, 1998, the following warrants to purchase common stock were outstanding:


              Number of
               Shares        Exercise Price
           (in thousands)      Per Share     Expiration Date
           ---------------   -------------  ----------------

                 625            $3.83        December 15, 1998
                  55            $3.35        June 19, 2000
                  20            $3.50        January 27, 2002
                 129            $3.75        June 16, 2003
                   2            $5.25        April 1, 2001
                  50            $4.94        June 15, 2000
                  75            $7.00        June 25, 2001


Repurchase of Outstanding Warrants. On March 30, 1998, the Company agreed to issue 250 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998. This transaction resulted in a $1,000 charge to expense during the year ended July 31, 1998.

The weighted average contractual life of options granted through July 31, 1999 is 10 years. The weighted average exericse prices for the options outstanding at July 31, 1998 are as follows:

                                  Weighted
                                  Average
    Exercise       Common Stock   Exercise
  Price Range        Options       Prices
---------------   ------------  ------------
$1.00 - $2.50           270        $2.00
$3.19 - $3.75         1,825         3.49
$5.50 - $6.13         1,015         6.05
                      -----
                      3,110
                      =====


Stock-Based Compensation. The Company has adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" as of August 1, 1996. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 1,005 and 775 shares of common stock to employees and directors during the years ended
July 31, 1998 and 1997, respectively.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for the years ended July 31, 1998, 1997 and 1996 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                          Years ended July 31,
                                -----------------------------------------
                                    1998          1997             1996
                                -----------    ---------        ---------
Difference between fair value
 and Intrinsic value methods
 (additional Compensation
 expense)                         $ 1,647          $576          $ 3,307

Net loss                           (6,424)       (2,470)          (5,709)

Net loss per share                  (0.82)        (0.36)           (0.88)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996: dividend yield of zero, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years, respectively.

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

NOTE 11 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                                   Fiscal years ended
                                        July 31,
                           ----------------------------------
                             1998         1997         1996
                           -------      -------      --------
Current:
  Federal ............     $   509      $  --        $   649
  State ..............         104         --            133
                           -------      -------      --------
                               613         --            782
                           -------      -------      --------
Deferred:
  Federal ............       1,016         (329)         662
  State ..............         208          (67)         136
                           -------      -------      --------
                             1,224         (396)         798
                           -------      -------      --------

Tax provision (credit)     $ 1,837      $  (396)     $ 1,580
                           =======      =======      =======

The computed income tax expense (benefit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 1998, 1997 and 1996 as a result of the following:

                               Fiscal years ended July 31,
                           --------------------------------
                             1998         1997         1996
                           -------      -------      -------

Taxes at U.S. federal
 statutory rate ......     $  (660)     $  (779)     $  (279)
Change in deferred tax
 valuation allowance
 Allowance ...........       2,053          526        2,457
Other, net ...........        (444)        (143)        (598)
                           -------      -------      -------

Tax provision (credit)     $ 1,837      $  (396)     $ 1,580
                           =======      =======      =======


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 1998 and 1997 are presented below:


                                                July 31,
                                         ---------------------
                                           1998        1997
                                         ---------   ---------
Deferred tax assets:
  Net trade activity included for
   income tax Purposes not recognized
   for financial Reporting purposes .     $ 5,808      $ 4,942
Investments and assets impaired for
 books not disposed of for tax ......         222         --
Net operating loss carryforward .....       1,077        1,104
Capital loss carryforward ...........         224          785
Other ...............................         553          355
                                          -------      -------
                                            7,884        7,186
Deferred tax liabilities:
  Amortization and other ............         (12)        (143)
                                          -------      -------

Net deferred tax assets .............       7,872        7,043
Valuation allowance .................      (7,872)      (5,819)

                                          -------      -------

                                          $  --        $ 1,224
                                          =======      =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is not likely that the Company will realize the benefits of these deductible differences as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

The Company's 1996 and 1997 income tax returns are currently under examination by the Internal Revenue Service ("IRS"). During preliminary meetings related to the examination, the IRS has indicated that it may challenge various transactions. If such challenges are successful, there could be a significant change in the taxable income or loss reported in these years. The Company believes that its returns and the tax positions taken were appropriate and has filed a claim for refund of $1,900 related to these and later years. The Company has not reflected any refunds receivable or any additional tax liabilities in its balance sheet as a result of the IRS examination. The Company cannot predict the outcome of this contingency.

NOTE 12 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $15, $18, and $10 for the plan years ended December 31, 1998, 1997 and 1996, respectively.

The Company has a bonus plan for its officers. Bonuses applicable to the fiscal years ended July 31, 1998, 1997 and 1996 were $0, $109 and $0, respectively.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                              July 31, 1998         July 31, 1997
                           ---------------------  --------------------
                           Carrying      Fair     Carrying    Fair
                            Amount       Value     Amount     Value
                           ---------   ---------  --------  ----------
 Assets:

Cash ..................     $  936     $  936     $  813     $  813

Accounts receivable ...      1,606      1,606      1,084      1,084

Notes receivable,
 current portion ......        105        105         45         45

Liabilities:

Accounts payable ......        525        525        246        246

Portion of
 receivables due to
 brokers ..............      1,197      1,197        552        552

Current portion of
 long-term indebtedness         62         62        138        138

Long-term portion of
 long-term Indebtedness        297        297         26         26

Cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to brokers. The carrying value of such items approximates their fair value at July 31, 1998 and 1997.

Current and long-term portion of long-term indebtedness. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. Mr. Neal owns (including shares beneficially owned) approximately 284 shares of the Company's common stock and held options to purchase 450 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share. Those options were cancelled by the Company in November 1999 in accordance with the provisions of the option plans. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 9% at July 31, 1998.

On March 30, 1998, the Company agreed to issue 250 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998. The accompanying financial statements reflect a charge to expense of $1,000 as a result of this transaction.

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

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976 ITEX Trade Dollars and certain securities of other companies in exchange for shares of Wade Cook Financial Corporation ("WCFC") with a market value of $2,000. The Company sold these shares during the same fiscal quarter in which they were acquired, which resulted in a gain of approximately $3.2 million. During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140 ITEX Trade Dollars. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440 ITEX Trade Dollars. In these transactions, the Company dealt with Mr. Neal as agent for Bailey.

During the fiscal year ended July 31, 1996, the Company completed a private placement with Newcastle Services Ltd. ("Newcastle"), a foreign corporation, which then owned a 51% interest in Associated Reciprocal Traders, Ltd., the Company's then 49% owned foreign affiliate, pursuant to which Newcastle purchased 200 shares of the Company's common stock for $750.

Effective January 1, 1996, the Company entered into a Regulation S transaction with Wycliff Fund, Inc. ("Wycliff"), a foreign corporation pursuant to which Wycliff could purchase units consisting of common stock and warrants up to a total of $5,000. Through July 31, 1996, the Company received $1,250 from Wycliff and issued: (a) 255 shares of common stock, (b) warrants to purchase 255 shares of common stock at an exercise price of $4.89 per share, exercisable from two years from the date of issuance until expiration five years from the date of issuance, and (c) warrants to purchase 255 shares of common stock at an exercise price of $6.12 per share, exercisable from four years from the date of issuance until expiration ten years from the date of issuance. The rights of Wycliff to purchase additional common stock and warrants have expired.

In June 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who is President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as a convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised.

In these transactions, the Company dealt with Mr. Neal as agent for Newcastle and Wycliff. Therefore, these may be considered related party transactions.

NOTE 15 - SUBSEQUENT EVENTS

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

Wade Cook Settlement. In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC has agreed that the Company subsidiary is the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC which has been accomplished. Through February 2000, the Company has sold approximately 60 shares of the Wade Cook, stock from which it realized net proceeds of approximately $30.

Purchase of Sacramento, California, Broker Office. On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. Any amount allocated to the right to serve the customer lists will be amortized over a four year period. The Company is currently working on its accounting for the acquisition and has concluced that the transaction will be assigned a value of less than 10% of the Company's total assets.

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

Note 16 - Legal Proceeding

o SEC Inquiry.
  -----------
  During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (I) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company is given 90 days from that date to come into compliance.

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

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus a reasonable attorneys fee. To be effective, the referees decision must be confirmed by the Multnamah County Circuit Court. An unfavorable result is probable; however, the Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome a fan appeal. The Company has $400 with expect to this matter as of July 31, 1999.

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

o Desert Rose Foods Litigation.
  ----------------------------
  On April 28, 2000, ITEX Corporation was serviced with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud and violations of federal law. Plaintiff asks for $750 compensatory damages, punitive damages, other statutory damages, interest and attorney fees.

  Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120. The Company has not yet retained local counsel in this case. The Company believes Plaintiff's complaint is frivolous and the Company intends to vigorously defend itself. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position.

  The Company believes that it has accrued adequate reserves to cover potential reserves to cover potential losses on litigation as applicable to each balance sheet date.