Form 10-K
period 1999-07-31
ITEX CORPORATION
filed 2000-05-03
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K



               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                            For The Fiscal Year Ended

                                  July 31, 1999

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


                      (This Form 10-K includes ____ pages)

                                ITEX CORPORATION
                                    FORM 10-K
                     For The Fiscal Year Ended July 31, 1999

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

Purchase of Independent Broker Offices

Sacramento, California. On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. Any amount allocated to the right to serve the Sacramanto customer list will be amortized over a 4 year period. The Company is currently working on its accounting for the acquisition and has concluded that the transaction will be assigned a value of less than 10% of the Company's total assets.

Operating Income of the Sacramento Brokers operation for the two years and the nine months ended September 30, 1999 prior to acquisition are as follows (unaudited):


                    Nine Months Ended  Year Ended     Year Ended
                      September 30,    December 31,   December 31,
                          1999            1998            1997
                      -------------    -----------    ------------
Revenue
  Membership fees      $ 164,375     $ 263,487     $  78,152
  Commissions ....       533,434       610,943       325,146
                       ---------     ---------     ---------
     Total revenue       697,809       874,430       403,298

Operating  income
 (loss) before
 depreciation
 and interest ....       139,304       215,983        (4,556)

Number of client
 members, end of
 period ..........           806           706           496

The Sacramento brokerage office was licensed to Collins M. Christensen on September 15, 1995. Mr. Christensen, the principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation after acquisition of the Sacramento business. Gerry Layo, minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000. Of the shares issued in the transaction, Mr. Christensen received 1,573,334 shares and Mr. Layo received 393,333 shares.

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

Houston, Texas. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100,000 cash, payable $50,000 at closing and the remainder over time, 100,000 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25,000 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

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

Business Risks

Characteristics and dynamics of the Company's business and markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

o Operating losses and negative cash flow of primary business.
-------------------------------------------------------------
Operating losses and negative cash flow have been incurred in each of the last five fiscal years ended July 31, 1999. Such losses and negative cash flow resulted in part from increased staffing, marketing and administrative expenses while revenues remained relatively flat and in part by previous management focusing on new business ventures which required substantial cash investments. These non-core businesses have been discontinued. There can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

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

  In July 1999 the Company retired $312,500 of the above notes at the discounted amount of $250,000 and in January 2000 retired an additional $62,500 by payment of $50,000. In April 2000, the Company retired the balance of these notes of $1,250,000 by converting $675,000 plus accrued interest into 1,133,659 shares of common stock and payment of $575,000 plus accrued interest in cash.

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

o Ability to recruit brokers and clients in markets now served and in new markets and to develop marketing programs.
  -----------------------------------------
  The success of the Company depends on its ability to expand its network of independent brokers and the number of clients they serve and to improve the operating and marketing programs it furnishes to brokers. The Company will be dependent on the ability of its broker network to expand the number of clients and the volume of transactions through the trade exchange. Competition for qualified employees and brokers is intense and their ability to enroll new client members is unknown, thus there is no assurance that the Company will be successful in achieving these plans.

o Ability to upgrade and improve computer software and internet-based systems to clients and independent brokers.
  ------------------------------------------------------------------------------
  The Company's computer systems are important for providing accounting service to clients and brokers and communicating the availability of goods and services offered for trade. To be successful in the future the Company believes it is important that its computer and Internet systems reflect improvements in computer and communications technology. There is no assurance that the Company will be successful in upgrading its computer systems and Internet applications.

ITEM 2.   DESCRIPTION OF PROPERTIES

All of the Company's operations as of April 15, 2000 are conducted in leased space as follows:

          Location            Lease Expiration    Square Feet        Annual Rent
   ----------------------   -------------------   ------------  --------------------
   Portland, Oregon (2)     December 31, 2001        10,900        $ 209,900
   Salem, Oregon (4)        Month to month            1,500        $  12,000
   Seattle, Washington      June 30, 2000               850        $  26,400(4)
   Costa Mesa, California   December 31, 2000         1,500        $  20,000
   Sacramento, California   November 30, 2001         4,200           63,000 Trade dollars
   Denver, Colorado (1)     March 31, 2002            4,700        $  90,000
   St. Louis, Missouri      March 31, 2002            2,500        $  21,100
   Houston, Texas           Month to Month            3,200           29,160 Trade dollars
   New York, New York       November 30, 2004         1,800        $  31,500


(1)   Offered for sublease by the Company.
(2) Includes 1,300 square feet of office space sublet to a third party at an annual rent of $26,500.
(3)   One-half cash and one-half ITEX Trade Dollars
(4) Lease assigned to third party as part of the sale of the assets of this office in February 2000.

In addition, the Company is the guarantor on a lease of office space in Denver, Colorado formerly occupied by the Company's partly owned subsidiary, Zoring International. Zoring has discontinued business, vacated those premises and the landlord is seeking to relet the space. Rental on that space is $4,776 per month and has not been paid since July 1999.

ITEM 3.   LEGAL PROCEEDINGS

o SEC Inquiry.
  -----------
  During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (i) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company is given 90 days from that date to file its amended Form 10K for fiscal 1997 and its Form 10K's for 1998 and 1999.

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

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys fees. To be effective, the referees decision must be confirmed by the Multnamah County Circuit Court. An unfavorable result is probable; however, the Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal.

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

o Don Schilz Litigation.
  ---------------------
  During November 1998, a case was filed in the U.S. District Court for the Northern District of Illinois styled Radio Spirits, Inc. v. Don Schilz and Pride Communications and Don Schilz v. ITEX Corporation. The case primarily alleges a common law copyright infringement by the defendants one of whom (Schilz) claims that the Company is liable for any infringement which is proven.

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

  Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denied the allegations of the counterclaims. In April 2000 the parties agreed upon and executed a settlement of the matter, which will result in the dismissal of the entire action. However, a stipulated final judgment has not yet been entered. The amount for which the matter was settled was not significant to the Company's financial position.

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

The following are the Company's common stock high and low closing sales prices for fiscal years 1999 and 1998:

                                                     Sale Prices
                                             --------------------------
                                                  High          Low
                                             ------------    ----------
        1999
----------------------
Fiscal quarters ended:
   July 31, 1999                                 $ .88          $ .63
   May 7, 1999                                    1.00            .75
   February 12, 1999                              1.00            .63
   November 20, 1998                              2.00           1.81


        1998
----------------------
Fiscal quarters ended:
   July 31, 1998                                 $6.25          $1.50
   May 7, 1998                                    4.63           4.13
   February 12, 1998                              6.06           3.56
   November 20, 1997                              7.00           2.94

From August 1, 1999 to March 31, 2000 the closing sales prices varied from $.15 to $2.38. As of March 31, 2000, the last quoted price was $.56.

As of July 31, 1999 there were approximately 5,000 holders of record of the Company's common stock.

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


                                                 For the fiscal years ended July 31,
                                -------------------------------------------------------------------
                                    1999          1998          1997          1996          1995
                                ------------   ----------    ----------    ----------   -----------
                                                (in thousands, except per share data)
                                                             (Restated)     (Restated)   (Restated)

Total revenue ...............     $ 19,173      $ 11,389      $ 11,602      $ 13,526      $  7,531

Loss from operations ........       (9,649)       (6,357)       (2,212)         (757)       (1,039)

Net loss ....................      (10,023)       (4,777)       (1,894)       (2,402)       (1,660)

Net loss per common share ...        (0.87)        (0.61)        (0.27)        (0.37)        (0.40)


Total assets ................        6,629        12,956         8,144         7,466         4,259

Working capital (deficit) ...       (4,672)         (687)        2,050         1,363         1,398

Long-term debt and capital
 lease obligations, including
 current portion ............        1,398           359           164           330           217

Stockholders' equity
 (deficiency) ...............          174         9,211         6,922         6,055         2,641

                                     - 15 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts) Overview

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

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the period of June 25, 1998 to July 31, 1999. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

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

The Company has incurred operating losses from its trade exchange operations for the fiscal years ended July 31, 1999, 1998 and 1997. Such losses have been increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:

                              Fiscal Years Ended July 31,
                   ---------------------------------------------------
                        1999              1998             1997
                   ----------------  ---------------  ----------------
                    Amount    Pct*    Amount    Pct*    Amount    Pct*
                   --------  -----   --------  -----  --------  ------
                  (Restated)        (Restated)       (Restated)

Revenue:
 Trade exchange:
  Association
   fees             $ 4,998    26%    $ 2,825    25%   $ 2,368    20%
  Transaction
   fees              13,875    72%      6,690    59%     7,247    62%
  License fees          300     2%        150     1%       401     4%
                   ---------  -----  --------  -----  -------- ------
                     19,173   100%      9,665    85%    10,016    86%
 Corporate trading     ---     ---      1,724    15%     1,586    14%
                   ---------  -----  --------  -----  -------- ------
                     19,173   100%     11,389   100%    11,602   100%
                   ---------  -----  --------  -----  -------- ------

Costs and expenses:
 Trade exchange      12,953    68%      6,519    57%     5,937    51%
 Corporate trading     ---    ---       1,589    14%     1,674    14%
 Selling, general
  and Administrative  7,277    38%      5,587    49%     4,812    42%
 Discontinued
  operations          2,318    12%      1,693    15%        50   ----
 Regulatory and
  litigation          1,770     9%      1,584    14%       646     6%
 Writedowns of BXI
  and Samana and      2,508    13%       ---     ---       ---    ---
 Depreciation and
  Amortization        1,996    10%        774     7%       695     6%
                   ---------  -----  --------  -----  -------- ------
                     28,822   150%     17,746   156%    13,814   119%
                   ---------  -----  --------  -----  -------- ------

Loss from
 operations          (9,649)  (50%)    (6,357)  (56%)   (2,212)  (19%)

Other income
 (expense)             (369)   (2%)     3,417    30%       (78)   (1%)
                   ---------  -----  --------  -----  -------- ------

Loss before taxes   (10,018)  (52%)    (2,940)  (26%)   (2,290)  (20%)

Tax provision
 (credit)                 5    ---      1,837   (16%)     (396)   (4%)
                   ---------  -----  --------  -----  -------- ------

Net (loss)         $(10,023)  (52%)  $ (4,777)  (42%)  $(1,894)  (16%)
                   =========  =====  ========  =====  ======== ======

* Percent of Total Revenue


The following table sets forth selected consolidated financial information of the Company on a pro forma basis, excluding revenue, costs and expenses related to BXI Corporation, whose net assets and business were sold by the Company on January 18, 2000, with amounts also expressed as a percentage of net revenues:

                                  Fiscal Year Ended
                                   July 31, 1999
                               -----------------------
                                Amount          Pct *
                               --------       --------
                                   (Pro forma basis
                                     excluding BXI
                                      Corporation)
Revenue:
 Trade exchange:
   Association fees ......     $  2,680             25%
   Transaction fees ......        7,911             72%
   License fees ..........          300              3%
                               --------       --------
                                 10,891            100%
 Corporate trading .......         --             --
                               --------       --------
                                 10,891            100%
                               --------       --------

Costs and expenses:
 Trade exchange ..........        6,729             62%
 Corporate trading .......         --             --
 Selling, general and
  Administrative .........        5,387             49%
 Discontinued operations .        2,318             21%
 Regulatory and litigation        1,770             17%
 Writedowns of BXI and
  Samana and .............        2,508             23%
 Depreciation and
  Amortization ...........          564              5%
                               --------       --------
                                 19,276            177%
                               --------       --------

Loss from operations .....       (8,385)           (77%)

Other income (expense) ...         (437)            (4%)
                               --------       --------

Loss before taxes ........       (8,822)           (81%)

Tax provision (credit) ...            5           --
                               --------       --------

Net (loss) ...............     $ (8,827)           (81%)
                               ========       ========

* Percent of Total Revenue

Trade exchange revenue and costs

From 1997 to 1998 total trade exchange revenue remained flat at approximately $10,000. From 1997 to 1998, membership continued to grow, resulting in increased association fees, resulting in increased association fees, but transaction fees decreased because of a decrease in the trading volume per member in 1998. In 1998, association fees include $193 and transactions fees include $376 from one month of operation of the BXI trade exchange in July 1998.

Total trade exchange revenue increased $9,508, or 98%, from $9,665 in 1998 to $19,173 in 1999. Total trade exchange revenue included revenue from the BXI trade exchange of $569 in 1998 (from one month of operation after the acquisition of BXI on June 25, 1998) and $8,588 from a full year of operation of BXI in 1999. In May 1999, the Company decided to sell the net assets and business of BXI Corporation, which sale was completed in January 2000.

Of the increase in trade exchange revenue from 1998 to 1999, a total of $1,517 was attributable to operation of the ITEX trade exchange. Following are the components of association fees and transaction fees applicable to the ITEX trade exchange, which are included in the above consolidated totals:

                                      1999       1998        1997
                                    -------    --------    -------

 Association fees                   $2,680      $2,632     $2,368

 Transaction fees                    7,911       6,314      7,247

   Total                            10,591       8,946      9,615

The average number of members of the ITEX trade exchange during fiscal 1999, 1998 and 1997 and the average trade exchange revenue per member were as follows:

                                     1999       1998      1997
                                   --------   --------  --------

 Average number of members          13,746     13,495    12,146

 Average annual revenue per member    $770       $663      $792

Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 67.6%, 68.3% and 59.3% in fiscal 1999, 1998 and 1997, respectively. The lower percentage in 1997 was partly attributable to the inclusion of the $401 in foreign license revenue, as such revenues do not result in an increase in trade exchange costs. As indicated above, 1998 included foreign license revenue of only $150 in a total revenue base that was at about the same level as in 1997 and 1999 included only $300 in a total revenue base that was approximately double those of 1998 and 1997.

Corporate trading revenue and costs

Corporate trading revenue relates to transactions in which the Company has acted as a principal in the purchase and sale of goods. These transactions often involve a mixture of cash and trade credits. Only the cash portions of such transactions are included in the consolidated financial statements as there is no persuasive evidence that the fair market value of the goods exchanged exceeds the monetary consideration received for these goods. Profit margins on individual corporate trading transactions vary widely.

Corporate trading revenue was at about the same level in 1997 and 1998, which was significantly lower than levels in prior periods, when the Company had a relationship with ITEX USA, an unrelated corporate barter management company. ITEX USA had been the Company's exclusive agent for corporate and industrial trading.

With the termination of the ITEX USA relationship, management has not emphasized the corporate and industrial trading market in recent years, nor will it be in the future, other than those transactions that will benefit the retail trade exchanges. As a result, no revenue or costs were incurred in fiscal 1999.


Selling, general and administrative expenses

Selling, general and administrative expenses increased $1,690 from 1998 to 1999. An increase of $1,605 resulted from the operation of the BXI trade exchange for a full year in 1999 as compared to only one month in 1998. In 1998, the consolidated total included $187 and in 1999, the consolidated total includes $1,792 in selling general and administrative costs related to operation of the BXI trade exchange.

Selling, general and administrative expenses increased $775 from 1997 to 1998. The following expenses primarily contributed to the increase:

o Salaries and benefits expense of ITEX, excluding BXI and discontinued operations increased by $260 during fiscal 1998. The ITEX corporate headcount increased from 64 at July 31, 1997 to 75 at July 31, 1998. Fiscal 1998 employee headcount was primarily increased in the Oregon regional offices; Missouri regional office; the corporate marketing department; and the corporate administrative office.

o During fiscal 1998 the Company opened a regional office in Salem, Oregon; moved its regional office from Westminster, California to Costa Mesa, California; and moved its St. Louis, Missouri office to a new location. As a result of the above the Company incurred $43 of additional rent expense during fiscal 1998.

Costs and expenses of discontinued operations

During 1999 and 1998, the Company incurred costs and expenses of $2,318 and $1,693, respectively, in connection with activities that have been discontinued. Following is a summary of the costs and expenses charged in the statement of operations in fiscal 1999:

o Start-up expenses of $542 relating to Zoring International, Inc. ("Zoring") a 51%-owned subsidiary. The Company is no longer funding this operation which represented the Company and other U.S. franchisers seeking to expand internationally.

o Start-up expenses of $375 relating to a national sales organization. The national sales organization was discontinued approximately eight months after start-up. Expenses consisted primarily of salaries and related costs.

o Writeoffs totaling $567 of foreign licensing rights, capitalized software, and other costs related to a program of international expansion, which was discontinued in March 1999 by new management of the Company. In this respect, the Company also wrote off an investment of $233 in IBNET (a program of expansion through worldwide chambers of commerce), which had been made in early fiscal 1999.

o Writeoff of $200 of an investment in GlobalTel, a telecommunications company that had been pursuing an initial public offering, upon determination in March 1999 that the investee was no longer financially viable.

o Writedown of $119 of the Company's interest in mining claims to estimated net realizable value of $50.

o General and administrative and other expenses of $282 incurred in connection with the above operations are included in costs and expenses of discontinued operations.

Following is a summary of the costs and expenses charged in the statement of operations in fiscal 1998:

o A $500 investment in Avenir Internet Solutions, Inc., an Internet commerce company based in Waterloo, Ontario, Canada.

o Start-up expenses of $351 relating to Zoring International, Inc. ("Zoring") a 60% owned subsidiary. The Company is no longer funding this operation which represented the Company and other U.S. franchisers seeking to expand internationally.

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

For the past four years, the Company has was subject to an investigation by the Securities and Exchange Commission including the Company's accounting for trading transactions. See Item 3. Legal Proceedings for a discussion of the settlement of these matters between the Company and the SEC. In addition, the Company has been involved in various litigation matters as discussed in Item 3. Legal Proceedings. Costs and expenses of regulatory and litigation matters consists of costs of settlement and legal and other professional costs related to these matters.

Other income (expense), net.

In 1999, other expense consists primarily of net interest expense of $302.

During 1998, the Company sold securities of other companies, primarily Wade Cook Financial Corporation ("WCFC"), realizing cash proceeds of $3,315. In the Company's financial statements the gain on sale of these securities was equal to the entire amount of proceeds of $3,315. The securities were purchased with ITEX trade dollars and assets obtained in barter transactions with zero accounting basis. Substantially all the securities were both purchased and sold in fiscal 1998.

During June 1999, the Company settled a litigation with WCFC which provided for the unrestricted sale of up to 100 shares per month, up to a maximum of 1,400 shares of WCFC common stock still held by the Company, at market prices at the time of sale. As of February 21, 2000, the Company has realized proceeds of approximately $176 from the sale of approximately 451 shares of its Wade Cook stock. These securities were valued at zero as of July 31, 1999 and 1998 due to the uncertainty of the outcome of the litigation.

Liquidity and Capital Resources

During fiscal 1999, the Company reported net cash used in operations of $1,535 in the consolidated statements of cash flows, as compared to cash used in operations of $3,302 and $693 in fiscal years 1998 and 1997, respectively. Factors contributing to the negative cash flow include unprofitable operations, discontinued operations, settlements of disputes and litigation and legal and accounting costs connected with the Company's regulatory matters and expenditures. Currently management is attempting to reduce such negative cash flows by discontinuing and liquidating, to the extent possible, operations outside the Company's core business. To facilitate this effort, management is refocusing capital resources on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

During the years ended July 31, 1999 and 1998 and subsequently, the Company raised funds and capital as follows:

o At July 31, 1999, the Company's working capital ratio was 0.3 to 1.0 as compared to 0.8 to 1.0 at July 31, 1998. This decrease in working capital ratio was indicative of a continued decrease in the liquidity of the Company. As a result, management believed that it would be difficult for the Company to meet its operating cash requirements and fiscal 1999 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements. To finance future expansion of the Company's core business of operating the ITEX retail trade exchange and to retire certain notes described below, the Company concluded the sale, for $4,000 cash, of the net assets and business of its wholly-owned subsidiary, BXI Corporation, which operated the BXI trade exchange from June 25, 1998 to January 18, 2000.

o During April 1998, the Company sold 53.5 shares of Series A preferred stock to a small number of non-U.S. persons in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350 and net proceeds, after costs, of approximately $4,730. During July 1998 the Series A preferred stock was converted into 3,564 shares of common stock. Also during fiscal 1998, the Company sold a portion of its available for sale securities for cash realizing proceeds of $3,315. Cash realized from the Series A preferred stock and from the sale of available for sale securities was primarily used to acquire the remaining 50% interest in the BXI trade exchange, funding of investments in businesses or operations that have now been discontinued, and in the Company's operations.

o In November 1998 the Company completed a Regulation D private placement of promissory notes totaling $1,625 at face value. The notes bear interest at the rate of 4% and were issued at a 20% discount. The Company has the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes is November 30, 2000. The Company realized net proceeds of $1,100, which were used for working capital and general corporate purposes. In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and in January 2000 retired an additional $63 by payment of $50. In April 2000, the Company retired the balance of these notes of $1,250 by converting $675 plus accrued into 1,133,659 shares of common stock and payment of $575,000 plus accrued interest in cash.

At July 31, 1999 the Company had outstanding bank loans totaling $200 pursuant to bank lines of credit. These outstanding balances have been paid in their entirety. As of April 2000, the Company does not have a line of credit with any bank.

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

Trade dollars earned and expended

The Company earns ITEX and BXI (from June 25, 1998 until January 18, 2000) trade dollars as compensation for management of the trade exchanges and as a result of transactions entered into by the Company as a member of the exchanges. At July 31, 1999, the Company had a total of 1,209 trade dollars that were available for future expenditures. In fiscal 1999, the Company earned a total of 12,745 trade dollars and expended a total of 15,566 trade dollars.

At July 31, 1998, the Company had a total of 4,030 trade dollars that were available for future expenditures. In fiscal 1998, the Company earned a total of 13,145 trade dollars and expended a total of 9,901 trade dollars. In fiscal 1997, the Company earned a total of 11,309 trade dollars and expended a total of 10,523 trade dollars. These amounts have not been included in the financial statements for the reasons discussed in Note 1 to Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company at July 31, 1999 and July 31, 1998 and for the three fiscal years ended July 31, 1999, and the report of Ehrhardt, Keefe, Steiner & Hottman, P.C., independent public accountants, and the report of Andersen, Andersen & Strong, independent public accountants are included as listed in Item 14 of this Form 10-K.

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

Since July 31, 1999, the following changes occurred in management of the
Company:

Vern O. Curtis served as Chairman of the Board of Directors from May 21, 1999 until he resigned in November 1999.

Joel S. Sternberg served as Senior Vice President, Chief Financial Officer and a Director from May 21, 1999 until he resigned on December 31, 1999.

Gerry E. Layo served as Vice President of Sales and Marketing from 1999 until March 7, 2000.

Donovan C. Snyder served as Vice President - Legal and Corporate Secretary from 1995 until April 14, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

                                   Table No. 1
                           Summary Compensation Table

                                                                                     Long-Term Compensation
                                                                          -----------------------------------------
                                                                              Awards                      Payouts
    Name and                                 Annual Compensation          -----------------------------------------
   Principal                      --------------------------------------- Restricted Stock   Options/      LTIP       All Other
    Position            Year        Salary($)     Bonus($)     Other($)       Award($)        SARs(#)     Payouts    Compensation
-----------------    ----------   ------------  ----------  ------------- -----------------  ---------  -----------  ------------
Graham H. Norris        FY99        $126,923     $ -0-        $31,731(a)     $  2,559                      $-0-           $-0-
 President & CEO

Joseph Morris           FY99        $ 92,423     $ -0-        $23,539(a)     $  2,690                      $-0-           $-0-
 Senior VP

Edward Wittman          FY99        $ 95,700     $ -0-        $23,539(a)     $  2,291-                     $-0-           $-0-
 Vice President

Donovan Snyder          FY99        $ 98,553     $ -0-            $-0-       $  1,500                      $-0-           $-0-
 General Counsel

(a)   ITEX trade dollars

                                   Table No. 2
                      Option/SAR Grants in Last Fiscal Year

                            Options         Percent of           Exercise         Expiration
      Name                Granted (#)      Total Options           Price              Date
-----------------       ----------------   -------------    -----------------   -----------------
Graham H. Norris             100,000            7.8%            $0.625               02/04/2009

Joseph Morris                 50,000            3.9%            $0.625               02/04/2009

Edward Wittman                50,000            3.9%            $0.625               02/04/2009

Donovan Snyder                12,500            1.6%            $0.625               02/04/2009


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

No funds have been set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers, other than those who are covered by the Company's 401(K) plan as employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 15, 2000 the shareholdings of Directors and Executive Officers and amount of Registrant's voting securities owned by all officers and directors as a group were:

                                   Table No. 3
                Shareholdings of Directors and Executive Officers


  Title of              Name of                       Amount and Nature
    Class          Beneficial Owner                of Beneficial Ownership     % of Class
------------   ------------------------        -----------------------------  ------------
Common          Collins M. Christensen             1,783,334 shares              11.0%
                 President, CEO                    1,573,334 shares
                 and Director                      and 210,000 stock options.

Common          Mary Scherr                        254,379                        1.5%
                 Senior Vice President,            (20,979 shares,
                 Director                          233,400 stock options)

Common          Dr. Charles Padbury                129,555                        0.7%
                 Director                          (26,555 shares,
                                                   103,000 stock options)

Common          Robert Nelson, CPA                 100,047                        0.6%
                 Director                          (10,047 shares,
                                                   90,000 stock options)

Common          Dr. Evan B. Ames                   100,000                        0.6%
                 Director                          (10,000 shares, 90,000 stock
                                                   options)

Common          Wayne Harmond                      50,163                         0.3%
                 Vice President                    (163 shares,
                                                   -50,000- stock options)

Common          Lewis Humer Vice                   -0-                            0.3%
                 President                         -0- shares,
                                                   50,000 stock options)

Total           Directors and Executive            Based upon 16,103,006         15.3%
                 Officers                           shares
                 2,467,748                          (14,336,406 shares
                 (1,641,078 shares,                 issued, 2,391,933
                 826,400 options)                   stock options)

*
Table No. 4 lists persons or companies holding over 5% beneficial ownership of Registrant's outstanding stock as of April 15, 2000:

                                   Table No. 4
                           5% or Greater Shareholders


  Title of        Name and Address              Amount and Nature         % of
   Class        of Beneficial Owner          of Beneficial Ownership      Class
-----------   ------------------------      -------------------------  ---------
Common        Collins M. Christensen            1,783,334               11.0%
              P.O. Box 2309                     (1,573,334 shares
              Portland, OR  97223               owned, 210,000 options)

Total         Based upon 16,678,339             Outstanding at
5%             shares shares                     02/01/2000             11.0%
               (14,336,406 shares
               issued, 2,341,933 stock
               options and warrants)




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. At July 31, 1990 Mr. Neal owned (including shares beneficially owned) approximately 284,000 shares of the Company's common stock and held options to purchase 450,000 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share, which were cancelled by the Company in November 1999. in accordance with the option plan. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 6% at July 31, 1999.

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


           Report of Ehrhardt Keefe Steiner & Hottman PC Independent Public
            Accountants

           Report of Andersen, Andersen & Strong, LC, Independent Public
            Accountants

           Consolidated balance sheets at July 31, 1999 and 1998

           Consolidated statements of operations for the fiscal years ended
            July 31, 1999, 1998 and 1997

           Consolidated statements of stockholders' equity for the fiscal years ended July 31, 1999, 1998 and 1997

           Consolidated statements of cash flows for the fiscal years ended
            July 31, 1999, 1998 and 1997

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

(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

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


/s/ Robert Nelson                                           May 1, 2000
-------------------------------------------
Robert Nelson, Director

/s/ Dr. Charles Padbury                                     May 1, 2000
-------------------------------------------
Dr. Charles Padbury, Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Itex Corporation
Portland, Oregon


We have audited the accompanying consolidated balance sheets of Itex Corporation as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






                                    /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

April 26, 2000
Denver, Colorado

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 ITEX Corporation
Portland, Oregon

We have audited the consolidated balance sheets of Itex Corporation and subsidiaries as of July 31, 1997, and the related consolidated statements of operations, cash flows for each of the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itex Corporation and subsidiaries as of July 31, 1997, and the results of their consolidated operations and their consolidated cash flows for each of the two year then ended, in conformity with generally accepted accounting principles.





                                     /s/Andersen Andersen & Strong L.C.

October 28, 1997
Salt Lake City, Utah

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                          July 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
                    Assets
Current assets:
     Cash and cash equivalents ...............................     $    203      $    936
     Accounts receivable .....................................        1,143         1,325
     Notes receivable ........................................            9           105
     Prepaid income taxes and refunds
      receivable .............................................         --             254
     Prepaids and other current assets .......................          219           141
                                                                   --------      --------
      Total current assets ...................................        1,574         2,761

Property and equipment, net of
 accumulated depreciation of $635 and $249 ...................          523           427

Goodwill and purchased member lists, net .....................        3,866         7,713

Investment in Samana Resort ..................................          518         1,026

Other assets .................................................          148         1,029
                                                                   --------      --------

               Total assets ..................................     $  6,629      $ 12,956
                                                                   ========      ========


     Liabilities and stockholders' equity Current liabilities:

   Bank line of credit .......................................     $    200      $    208
   Long-term debt and capital lease
    obligations, current portion .............................        1,189            62
   Accounts payable ..........................................          675           525
   Portion of receivables due to brokers .....................        1,167         1,119
   Deferred revenue ..........................................          586           647
   Notes payable to related parties ..........................          480          --
   Other current liabilities .................................        1,949           887
                                                                   --------      --------
      Total current liabilities ..............................        6,246         3,448
                                                                   --------      --------

Long-term debt and capital lease obligations .................          209           297
                                                                   --------      --------

Commitments and contingencies ................................         --            --

Stockholders' equity:
 Common stock, $.01 par value; 50,000
  shares authorized; 11,762 and 11,408
  shares issued and outstanding ..............................          118           114
 Additional paid-in capital ..................................       27,130        26,148
 Treasury stock, at cost (2 shares in
  1999 and 1998) .............................................          (10)          (10)
 Accumulated deficit .........................................      (27,064)      (17,041)
                                                                   --------      --------
      Total stockholders' equity .............................          174         9,211
                                                                   --------      --------

                Total liabilities and
                 stockholders' equity ........................     $  6,629      $ 12,956
                                                                   ========      ========




         The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                           For the fiscal years ended July 31,
                                          --------------------------------------
                                            1999           1998           1997
                                          --------       --------        -------
Revenue:
  Trade exchange revenue ............     $ 19,173       $  9,665        $10,016
  Corporate trading revenue .........         --            1,724          1,586
                                          --------       --------        -------
                                            19,173         11,389         11,602
                                          --------       --------        -------
Costs and expenses:
  Costs of trade exchange revenue ...       12,953          6,519          5,937
  Costs of corporate trading ........         --            1,589          1,674
  Selling, general and administrative        7,277          5,587          4,812
  Costs and expenses of discontinued
   activities .......................        2,318          1,693             50
  Costs and expenses of regulatory
   and litigation matters ...........        1,770          1,584            646
  Writedowns of BXI and Samana ......        2,508            --            --
  Depreciation and amortization .....        1,996            774            695
                                          --------       --------        -------
                                            28,822         17,746         13,814
                                          --------       --------        -------

Loss from operations ................       (9,649)        (6,357)        (2,212)
                                          --------       --------        -------

Other income (expense):
  Interest income (expense), net ....         (302)            86             66
  Gain on sale of securities ........          --           3,315           --
  Miscellaneous, net ................          (67)            16           (144)
                                          --------       --------        -------
                                              (369)         3,417            (78)
                                          --------       --------        -------

Loss before income taxes ............      (10,018)        (2,940)        (2,290)

Provision (credit) for income taxes .            5          1,837           (396)
                                          --------       --------        -------

Net loss ............................     $(10,023)      $ (4,777)       $(1,894)
                                          ========       ========        =======


Average common and equivalent shares        11,585          7,912          6,940
                                          ========       ========        =======

Net loss per common share
 basic and diluted ..................     $  (0.87)      $  (0.61)      $  (0.27)
                                          ========       ========        =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the fiscal years ended July 31, 1999, 1998 and 1997
                                 (in thousands)





                                  Common Stock            Preferred Stock       Additional
                             ---------------------     ----------------------     Paid-in     Accumulated    Treasury
                              Shares       Amount       Shares        Amount      Capital       Deficit        Stock        Total
                             --------     --------     --------      --------    --------      --------      --------     --------

Balance, July 31, 1996 .        6,804     $     68     $   --        $   --      $ 16,386      $(10,370)     $    (29)    $  6,055

Stock sold for cash ....          175            2         --            --           422          --            --            424
Stock and options issued
 for goods and services           228            2         --            --         1,214          --              29        1,245
Tax benefit from stock
 options exercised .....         --           --           --            --         1,092          --            --          1,092
Net income .............         --           --           --            --          --          (1,894)         --         (1,894)
                             --------     --------     --------      --------    --------      --------      --------     --------

Balance, July 31, 1997 .        7,207           72         --            --        19,114       (12,264)         --          6,922

Common stock sold
 for cash ..............          150            2         --            --           598          --            --            600
Preferred stock sold
 for cash ..............         --           --             54             1       4,729          --            --          4,730
Stock, options and
 warrants issued for
 goods and services ....          237            2         --            --           744          --            --            746
Stock for warrants
 swap ..................          250            2         --            --           998          --            --          1,000
Preferred stock
 conversion ............        3,564           36          (54)           (1)        (35)         --            --           --
Treasury stock
 purchased .............         --           --           --            --          --            --             (10)         (10)
Net loss ...............         --           --           --            --          --          (4,777)         --         (4,777)
                             --------     --------     --------      --------    --------      --------      --------     --------

Balance, July 31, 1998 .       11,408          114         --            --        26,148       (17,041)          (10)       9,211

Common stock
 options exercised .....           10         --           --            --            10          --            --             10
Stock, options and
 warrants issued for
 goods and services ....           19            1         --            --           235          --            --            236
Stock for options
 and warrants Swap .....          325            3         --            --           737          --            --            740
Net loss ...............         --           --           --            --          --         (10,023)         --        (10,023)
                             --------     --------     --------      --------    --------      --------      --------     --------

Balance, July 31, 1999 .       11,762     $    118         --            --      $ 27,130      $(27,064)     $    (10)    $    174
                             ========     ========     ========      ========    ========      ========      ========



                          The accompanying notes are an
            integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                           For the fiscal years ended July 31,
                                          ------------------------------------
                                            1999          1998          1997
                                          --------      --------      --------
Cash flows from operating activities
  Net loss ..........................     $(10,023)     $ (4,777)     $ (1,894)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization ...        1,996           774           695
    Asset impairments ...............        3,481          --            --
    Stock and options issued for
     goods and services .............          976         1,746         1,245
    Tax benefit from stock options
     exercised ......................         --            --           1,092
    Gain on sales of securities .....         --          (3,315)         --
    Changes in operating assets
     and liabilities:
     Accounts and notes receivable ..          215          (159)          (95)
     Prepaid income taxes and
      refunds receivable ............          254          (254)         --
     Deferred taxes .................         --           1,224        (1,224)
     Prepaids and other current
      assets ........................          367          (131)         (379)
     Accounts payable and other
      current liabilities ...........        1,212           376          (177)
     Accounts payable to brokers ....           48           567            44
     Deferred revenue ...............          (61)          647          --
                                          --------      --------      --------
      Net cash used in operating
       activities ...................       (1,535)       (3,302)         (693)
                                          --------      --------      --------

Cash flows from investing activities:
 Proceeds from sales of securities ..         --           3,315          --
 Business Exchange International,
  Inc. acquisition ..................         --          (3,585)         --
 Investments in unconsolidated
  entities ..........................         --            (700)         --
 Investment in Samana Resort ........         --          (1,026)         --
 Equipment, information systems
  and other .........................         (420)         (302)          (53)
                                          --------      --------      --------
      Net cash used in investing
       activities ...................         (420)       (2,298)          (53)
                                          --------      --------      --------

Cash flows from financing activities:
 Proceeds from sales of stock .......           10         5,330           424
 Purchase of treasury stock .........         --             (10)         --
 Proceeds from related party
  notes payable .....................          480          --            --
 Proceeds from third party
  indebtedness ......................        1,140          --            --
 Repayments of third party
  indebtedness ......................         (408)          403          (166)
                                          --------      --------      --------
      Net cash provided by financing
       activities ...................        1,222         5,723           258
                                          --------      --------      --------

Net (decrease) increase  in cash and
 cash equivalents ...................         (733)          123          (488)
Cash and cash equivalents at
 beginning of period ................          936           813         1,301
                                          --------      --------      --------

Cash and cash equivalents at end of
 period .............................     $    203      $    936      $    813
                                          ========      ========      ========

Supplemental cash flow information
   Cash paid for interest                 $     82      $     14      $     25
   Cash paid for income taxes                    5           867           430

Supplemental noncash investing and
 financing activities:
   None                                       ---            ---          ---

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

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recognition. For financial reporting purposes, the Company records its barter and ITEX trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter and ITEX trade dollar transactions that are described below. The Company enters into these transactions primarily to generate cash transaction fees for the benefit of the Company. The Company recognizes cash membership and transaction fees and commissions on transactions as the related services are performed.


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

Trade Dollar Activity. The following table summarizes the trade dollar activity of the Company for each of the fiscal years ended July 31, 1999, 1998 and 1997 (unaudited):


                              Fiscal years ended July 31,
                           --------------------------------
                              1999       1998       1997
                           ---------   --------   ---------

   Trade dollars earned       12,745     13,145      11,309
   Trade dollars expended     15,566      9,901      10,523
                           ---------   --------   ---------

   Net increase (decrease)    (2,821)     3,244         786
                           =========   ========   =========

   Trade dollars at
    fiscal year end            1,209      4,030         786
                           =========   ========   =========

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

Concentrations of Credit Risk. At July 31, 1999, the Company maintained its major cash balances at one financial institution located in Portland, Oregon. The balances are insured by the Federal Deposit Insurance Corporation up to $100. At July 31, 1999, the Company's uninsured cash balances totaled $454.

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

Valuation of Investment in Samana Resort. At July 31, 1998, the carrying value of the investment in the Samana resort property was equal to its cash cost of $1,026. During the fiscal year ended July 31, 1999, new management of the Company decided to liquidate this investment instead of holding it for development or other means of realizing value. In fiscal 2000, the Company liquidated this investment by selling the property back to the parties from whom the Company had originally purchased the property. At July 31, 1999, the investment in the Samana resort is carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company has received cash of $200 from the buyers (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of $350 in accordance with the terms of the sale agreement and such payment is overdue. The Company is contemplating legal action to enforce the terms of the sale agreement. In any event, the Company has retained title to the property and believes that it will recover the remaining net book value of $350 either from the current debtors or from resale of the property to another party.

Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 1999, the Company determined no impairment was appropriate.

Other Assets. The Company accounts for holdings of equity securities of other companies pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale. The application of SFAS No. 115 has resulted in the Company not recognizing these securities until sold for cash.

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

Fair Value of Financial Instruments. All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 1999.

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

Reclassifications. Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 1999 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

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

The following unaudited pro forma information represents the results of operations of the Company as if the acquisition of BXI had occurred on August 1, 1996, after giving effect to amortization of the cost of acquisition in excess of the fair value of net assets acquired, depreciation of acquired property and equipment and the assumed issuance on August 1, 1996 of 2,808 shares of common stock (in conjunction with the preferred stock conversion). The shares represent the pro rata portion of the total number of shares of common stock issued in the Company's private placement during the fiscal year ended July 31, 1998 which provided funds to enable completion of the acquisition.

                                      Years ended July 31,
                                    -------------------------
                                       1998          1997
                                    -----------   -----------

     Revenue................         $ 19,169        $18,222
                                    ===========   ============
     Net loss...............         $ (6,173)       $(3,218)
                                    ===========   ============
     Net loss per common share       $  (0.90)       $ (0.49)
                                    ===========   ============

The unaudited pro forma information does not purport to be indicative of the results which would actually have been achieved had the acquisitions occurred as of the date of the period indicated or which may be obtained in the future.

In May 1999, the Board of Directors decided to sell the net assets and business of BXI Corporation. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000,000, which was paid by the buyer in cash. On the measurement date in May 1999, the Company recorded an estimated loss on the disposal of $2,000 which includes an estimated loss from operations and disposition of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $780. The primary assets included in the consolidated balance sheet as of July 31, 1999 and 1998, with respect to BXI Corporation consisted of customer lists and goodwill, with net book values of $3,646 and $2,106 for 1999 and $5,000 and $2,316 for 1998, respectively. These amounts have been further reduced by the reserve for estimated loss on the disposal of BXI of $2,000 during 1999.




NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $94, $122, and $108 for the fiscal years ending July 31, 1999, 1998 and 1997, respectively.

At July 31, 1999 and 1998, assets held under capitalized leases include computers and other equipment totaling $423 and $341, respectively. Depreciation expense for capitalized equipment leases was $68, $60, and $42 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

NOTE 4 - GOODWILL AND PURCHASED MEMBER LISTS

At July 31, 1999, the excess of the total BXI acquisition cost over the fair value of the net assets acquired (goodwill) totaled $2,362, less accumulated amortization of $256, for a net carrying value of $2,106. At July 31, 1999, the cost of the BXI acquired member list was $5,000, less accumulated amortization of $1,354, for a net carrying value of $3,646. At July 31, 1999, the carrying value of goodwill and purchased member lists has been reduced by a reserve of $2,000 related to the estimated loss on the disposal of the net assets and business of BXI. The remaining balances of intangible assets at July 31, 1999 consisted principally of the cost of member lists from acquisitions made in prior years, with total cost of $1,634, less accumulated amortization of $1,520, for a net carrying value of $114.

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

NOTE 5 - OTHER ASSETS

Other assets consists of the following:
July 31,
                                          July 31,
                                     -----------------
                                      1999       1998
                                     ------     ------
Natural resource interests of
 four mineral properties located
 in the State of Washington ....     $   50     $  169

Capitalized software costs .....       --          278

Foreign licensing rights .......       --          376

Note receivable from GlobalTel .       --          200

Other ..........................         98          6
                                     ------     ------
                                     $  148     $1,029
                                     ======     ======

During the fiscal year ended July 31, 1999, the investment in natural resource interests were written down to $50 and the capitalized software costs and foreign licensing rights were written off. The events causing writedowns writeoffs were the decision of the Company's new management in March 1999 to offer the mineral properties for sale and the decision to suspend international expansion in order to focus on the Company's domestic trade operations. The note receivable from GlobalTel was written off in fiscal 1999 upon the determination that GlobalTel was no longer financially viable.

NOTE 6 - BANK LINE OF CREDIT

The Company had a line of credit arrangement with its primary bank payable upon demand. Pursuant to the line of credit, the Company was able to borrow up to $250 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility was equal to the bank's prime rate of interest plus 1.5%. Borrowings were collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1998, the Company had outstanding borrowings of $208 under the line of credit.

In May 1999 the Company entered into an agreement with its commercial bank relative to the $250 line-of-credit for which it was in default. The new agreement provided that $50 would be repaid each month for five months beginning June 15, 1999. The Company has made all five payments, resulting in the bank note being fully repaid in October 1999. As of February 2000, the Company does not have a line of credit with any bank.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

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

NOTE 8 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In November 1998 the Company completed a Regulation D private placement of promissory notes totaling $1,625 face value realizing approximately $1,100 after a 20% discount and issuance costs. The notes bear interest at 4%. The Company has the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes is November 30, 2000.

In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and entered into an agreement to retire an additional $62 by the payment of $50 and is seeking to retire the balance of the notes with a face value of $1,250 by the payment of $1,000, but has not yet reached an agreement with the holder. Warrants to purchase 195 shares of stock at an average price of $3 a share, issued in connection with this financing, remain outstanding. The Company deferred approximately $130 of debt acquisition costs based on the fair value of the warrants.

At July 31, 1999, the Company was in default of certain covenants contained in the promissory note agreement. Therefore, the total amount owed at July 31, 1999 of $1,057 is classified as a current liability in the balance sheet.






Long-term debt and capital lease obligations consist of the following:

                                                 July 31,
                                         -----------------------
                                            1999         1998
                                         ---------     ---------

   Convertible  promissory  notes,
    less unamortized discount
    bearing interest at 4%, due
    November 30, 2000.  The note was
    paid in full subsequent to year
    end.                                $    1,057    $      ---

   Note payable at $5 per month,
    including interest at 10% per
    annum                                      130           140

   Capital leases                              211           219
                                         ---------     ---------
                                             1,398           359
   Less, current maturities                 (1,189)          (62)
                                         ---------     ---------
                                        $      209    $      297
                                         =========     =========

The annual maturity of long-term debt and capital lease obligations are as follows:

            Fiscal year ending July 31,
                 2000                        $    1,445
                 2001                                94
                 2002                                85
                 2003                                73
                 2004                                13
                 Thereafter                         ---
                                             -----------
                                                  1,710
            Less, imputed interest on
             capital leases and unamortized
             discount on  promissory  note
             agreements                            (312)
                                             -----------

            Present value of minimum lease
             payments                             1,398
            Less, current portion                 1,189
                                             -----------

                                             $      209
                                             ===========

The Company's noncancellable capital leases have terms from three to ten years, expire during the years 2000 through 2005, and currently provide for aggregate monthly payments ranging from $120 to $1,595.



NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

            Fiscal years ending July 31,
                 2000                           $   459
                 2001                               413
                 2002                               144
                 2003                                33
                 2004                                31
                                                -------
                 Total                          $ 1,080
                                                =======

Rent expense for the periods ended July 31, 1999, 1998 and 1997 amounted to $613, $250, and $200, respectively.

In the ordinary course of its business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

NOTE 11 - STOCKHOLDERS' EQUITY

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

                     Number of
     Date of           Shares                          Date of
  Plan Adoption     Authorized   Grant Period     Shareholder Approval
------------------  -----------  -------------   ---------------------
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

The following summarizes activity for the five years ended July 31, 1999:

                         Number of Options Granted
                         -------------------------     Option Price
                           Available      Granted        Per Share
                         ------------  -----------  ------------------
Balance, July 31, 1994        322          378        $1.00 - $3.38
   New plan                   750          ---             ---
   Granted                   (955)         955        $1.94 - $2.50
   Exercised                  ---          (10)       $1.00
                           ---------   ----------
Balance, July 31, 1995        117        1,323        $1.00 - $3.38
   New plan                 1,250          ---             ---
   Granted                   (905)         905        $6.13
   Exercised                  ---         (687)       $1.94 - $2.50
                           ---------   ----------
Balance, July 31, 1996        462        1,541        $1.00 - $6.13
   New plans                1,755          ---             ---
   Granted                   (775)         775        $3.50 - $3.75
   Exercised                  ---         (120)       $1.00 - $2.50
                           ---------   ----------
Balance, July 31, 1997      1,442        2,196        $1.00 - $6.13
   New plan                   965          ---             ---
   Granted                 (1,005)       1,005        $1.00 - $6.13
   Exercised                  ---          (91)       $1.00 - $3.38
                         -----------  -----------

Balance, July 31, 1998      1,402        3,110        $1.00 - $6.13
   Granted                 (1,273)       1,273        $ .63 - $ .75
   Exercised                  ---          (10)       $1.00
   Cancelled                  531         (531)       $3.19 - $3.75
                         -----------  -----------

Balance, July  31, 1999       660        3,842
                         ===========  ===========


Prior to July 1999, options granted became exercisable immediately and were not cancelled if unexercised within 90 days of termination. Effective July 1999, options granted become exercisable over a period of time, typically four years, and are forfeited by the employee if not exercised within 90 days of termination of employment. In October 1999 the Company informed terminated employees of its intent to follow the provisions of the options plans as to the expiration of options of terminated employees, if it had the contractual right to do. Depending on the former employee's length of employment, effective October 1, 1999, the Company has given terminated employees from four months to two years to exercise their options. Options of certain former officers totaling 1,100 shares were cancelled in their entirety in November 1999.

The weighted average contractual life of options granted through July 31, 1999, is 10 years. The weighted average exercise prices for the options outstanding at July 31, 1999 are as follows:

                                  Weighted
                                  Average
    Exercise       Common Stock   Exercise
  Price Range        Options       Prices
---------------   ------------  ------------
$0.63 - $1.00         1,273        $0.71
$1.94 - $3.75         1,590         3.26
$5.50 - $6.13           979         6.05
                      -----
                      3,842
                      =====

Warrants. As of July 31, 1999, the following warrants to purchase common stock were outstanding:

                  Number of        Exercise
                   Shares         Per Share     Expiration Date
              ---------------   -------------  ------------------

                       55           $3.35   June 19, 2000
                       20           $3.50   January 27, 2002
                      129           $3.75   June 16, 2003
                        2           $5.25   April 1, 2001
                       50           $4.94   June 15, 2000
                       67           $2.00   September 30, 2003
                       67           $3.00   September 30, 2003
                       67           $4.00   September 30, 2003

Repurchase of Outstanding Options and Warrants. On March 30, 1998, the Company agreed to issue 250 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998.

In November 1998, the Company issued 275 shares of common stock pursuant to a settlement agreement in order cancel options to purchase 600 shares of common stock that had been issued in a prior year.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 1,293, 1,005 and 775 shares of common stock to employees and directors during the years ended July 31, 1999, 1998 and 1997, respectively.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for the years ended July 31, 1999, 1998 and 1997 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                    Years ended July 31,
                              ---------------------------------
                                 1999        1998       1997
                              -----------  ---------  ---------
Difference between fair value
 and intrinsic value methods
 (additional compensation
 expense)                     $     840   $  1,647   $    576

Net (loss)                      (10,863)    (6,424)    (2,470)

Net (loss) per share              (0.94)     (0.82)     (0.36)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997: dividend yield of zero, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years, respectively.

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

NOTE 12 - INCOME TAXES

Comparative analysis of the provisions for income taxes follows:

                                     Fiscal years ended
                                          July 31,
                               --------------------------------
                                  1999      1998       1997
                               --------- ----------  ----------
   Current:
     Federal                  $  ---     $  509      $   ---
     State                        5         104          ---
                              -------    --------    --------
                                  5         613          ---
                              -------    --------    --------
   Deferred:
     Federal                     ---      1,016          (329)
     State                       ---        208           (67)
                              -------    --------    --------
                                 ---      1,224          (396)
                              -------    --------    --------

   Tax provision (credit)     $   5      $1,837      $   (396)
                              =======    ========    ========

The computed income tax expense (benefit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 1998, 1997 and 1996 as a result of the following:

                                 Fiscal years ended July 31,
                               -------------------------------
                                  1999       1998      1997
                               --------- ----------  ---------

   Taxes at U.S. federal
    statutory rate             $   (3,406)  $  (660)   $  (779)
   Change in deferred tax
    valuation allowance
    allowance                       3,594     2,053        526
   Other, net                        (183)      444       (143)
                               ----------   -------    -------
   Tax provision (credit)      $        5   $ 1,837    $  (396)
                               ==========   =======    =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 1998 and 1997 are presented below:

                                    July 31,
                                    ---------------------------

                                         1999         1998
                                      -----------     ----------
Deferred tax assets:
  Net trade activity included for
   income tax purposes not recognized
   for financial reporting purposes      $6,018        $  5,808
  Investments and assets impaired
   for books, not disposed of for tax
   Amortization                           1,345             222
                                            606            ---
  Net operating loss carryforward         2,415           1,077
  Capital loss carryforward                 224             224
  Other                                     860             553
                                         --------     ----------
                                         11,468           7,884
Deferred tax liabilities:
  Amortization                             ---              (12)
                                         --------     ----------

Net deferred tax assets                  11,468           7,872
Valuation allowance                     (11,468)         (7,872)
                                         --------     ----------

                                         $  ---         $  ---
                                         ========     ==========


In assessing the realizability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is not likely that the Company will realize the benefits of these deductible differences as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

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

NOTE 13 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $21, $15, and $18 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has a bonus plan for its officers. Bonuses applicable to the fiscal years ended July 31, 1999, 1998 and 1997 were $0, $40 and $109, respectively.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                          July 31, 1999            July 31, 1998
                      -----------------------   --------------------
                        Carrying       Fair     Carrying    Fair
                         Amount       Value      Amount     Value
                      -----------  ----------   --------  ----------
 Assets:

 Cash                  $      203  $      203 $      936  $      936

 Accounts receivable        1,143       1,143      1,325       1,325

 Notes receivable,
  current portion               9           9        105         105

 Liabilities:

 Bank line of credit          200         200        208         208

 Accounts payable             675         675        525         525

 Portion of receivables
  due to brokers            1,167       1,167      1,119       1,119

 Current portion of
  long-term indebtedness    1,189       1,189         62          62

 Long-term portion of
  long-term Indebtedness      209         209        297         297

Cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to brokers. The carrying value of such items approximates their fair value at July 31, 1999 and 1998.

Bank line of credit and current and long-term portions of long-term indebtedness. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions. Mr. Neal owns (including shares beneficially owned) approximately 284 shares of the Company's common stock and held options to purchase 450 shares of the Company's common stock at exercise prices ranging from $1.94 per share to $6.13 per share. Those options were cancelled by the Company in November 1999 in accordance with the provisions of the option plans. If Mr. Neal had exercised all his options and there were no other stock issuances from exercises of other contingently issuable shares pursuant to options and warrants held by others or conversions of preferred stock, Mr. Neal would have had a common equity interest in the Company of approximately 6%, 6% and 9% at July 31, 1999, 1998 and 1997, respectively.

On March 30, 1998, the Company agreed to issue 250 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998. As a result of this transaction $1,000 was charged to expense in the accompanying financial statements.

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

During the fiscal years ended July 31, 1994, 1995, 1996, and 1997, a 49%-owned affiliate, Associated Reciprocal Traders, Inc. ("ART"), conducted trading transactions outside the United States. These transactions did not generate any cash for the Company. During those periods, Newcastle Services, Ltd. ("Newcastle"), the owner of a 5.4% beneficial common equity interest in the Company owned the remaining 51% of ART. During that period, the Company dealt with Mr. Terry Neal in connection with various transactions involving ART and Newcastle. This included the transaction on July 30, 1997, in which the Company completed the purchase of the remaining 51% interest of ART from Newcastle.

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976 ITEX Trade Dollars and certain securities of other companies in exchange for shares of Wade Cook Financial Corporation ("WCFC") with a market value of $2,000 which resulted in a gain of approximately $3.2 million. The Company sold these shares during the same fiscal quarter in which they were acquired. During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140 ITEX Trade Dollars. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440 ITEX Trade Dollars. In these transactions, the Company dealt with Mr. Neal as agent for Bailey.

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

NOTE 16 - SUBSEQUENT EVENTS

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

Purchase of Sacramento, California, Broker Office. In October 2000, the Company acquired all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. The Company is currently working on its accounting for the acquisition and expects the value assigned to the transaction to be less than 10% of the Company's total assets.

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

Purchase of Houston, Texas, Broker Office. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

Note 17 - LEGAL PROCEEDINGS

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

o Martin Kagan Litigation.
  -----------------------
  During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400 plus interest from July 14, 1998, plus a reasonable attorneys fee. To be effective, the referees decision must be confirmed by the Multnamah County Circuit Court. An unfavorable result is probable; however, the Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal.

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

o Desert Rose Foods Litigation.
  ----------------------------
  On April 28, 2000, ITEX Corporation was serviced with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud and violations of federal law. Plaintiff asks for $750,000.00 compensatory damages, punitive damages, other statutory damages, interest and attorney fees.

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

  The Company believes that it has accrued adequate reserves to cover potential losses on all litigation as of July 31, 1999.