Form 10-Q
period 1999-11-20
ITEX CORPORATION
filed 2000-06-09
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended

                                November 20, 1999

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


               Nevada                                  93-0922994
  --------------------------------           --------------------------------
   State (or other jurisdiction                    (IRS Employer
  of incorporation or organization)              Identification No.)


                 3400 Cottage Way, Sacramento, California 95825
       ------------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  916-679-1111
                       ----------------------------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes _______                                  No    ____X____


Number of shares of common stock, $0.01 par value outstanding at
June 8, 2000:  14,336,406

                       (This Form 10-Q includes 14 pages)

                                ITEX CORPORATION
                                    FORM 10-Q
                For The Quarterly Period Ended November 20, 1999

                                      INDEX



                                                                  Page
                                                                 ------

PART I.  FINANCIAL INFORMATION


   ITEM 1.  FINANCIAL STATEMENTS



     CONSOLIDATED BALANCE SHEETS AT NOVEMBER 20, 1999 AND
     JULY 31, 1999                                                 3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIXTEEN
     WEEK PERIODS ENDED NOVEMBER 20, 1999 AND 1998                 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIXTEEN
     WEEK PERIODS ENDED NOVEMBER 20, 1999 AND 1998                 5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                    11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                     14

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)




                                                            November 20,     July 31,
                                                               1999           1999
                                                             --------      --------
                                 ASSETS
Current assets:
     Cash and cash equivalents .........................     $    373      $    203
     Accounts receivable, net of allowance
      for doubtful accounts of $479 and $697 ...........        1,071         1,143
     Notes receivable ..................................            9             9
     Prepaids and other current assets .................          198           219
                                                             --------      --------
         Total current assets ..........................        1,651         1,574

Property and equipment, net of accumulated
      depreciation of $762 and $635 ....................          569           523

Goodwill and purchased member lists, net ...............        3,764         3,866

Note receivable from sale of Investment
in Samana Resort .......................................          400           518

Other assets ...........................................          136           148
                                                             --------      --------
    Total assets .......................................     $  6,520      $  6,629
                                                             ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank line of credit ...............................     $     50      $    200
     Long-term debt and capital
      lease obligations, current portion ...............        1,151         1,189
     Accounts payable ..................................          438           675
     Accounts payable to brokers .......................        1,132         1,167
     Deferred revenue ..................................          466           586
     Notes payable to related parties ..................          480           480
     Other current liabilities .........................        1,749         1,949
                                                             --------      --------
         Total current liabilities .....................        5,466         6,246
                                                             --------      --------
Long-term debt and capital lease obligations ...........          277           209
                                                             --------      --------
Commitments and contingencies ..........................         --            --

Stockholders' equity:
        Common stock, $.01 par value; 50,000
         shares authorized; 13,729 and 11,408
         shares issued and outstanding .................          138           118
      Additional paid-in capital .......................       27,380        27,130
      Treasury stock, at cost (2 shares in
       1999 and 1998) ..................................          (10)          (10)
      Accumulated deficit ..............................      (26,731)      (27,064)
                                                             --------      --------
       Total stockholders' equity ......................          777           174
                                                             --------      --------
         Total liabilities and stockholders' equity ....     $  6,520      $  6,629
                                                             ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     - 3 -

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                        Sixteen Weeks Ended
                                                            November 20,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Revenue:
    Trade exchange revenue .......................     $  4,679      $  4,607
                                                       --------      --------
                                                          4,679         4,607
                                                       --------      --------
Costs and expenses:
    Costs of trade exchange revenue ..............        2,418         2,958
    Selling, general and administrative ..........        1,632         1,874
     Costs and expenses of discontinued operations           49           623
     Costs of regulatory and litigation matters ..           76           760
    Depreciation and amortization ................          179           581
                                                       --------      --------
                                                          4,354         6,796
                                                       --------      --------
Income (loss) from operations ....................          325        (2,189)
                                                       --------      --------
Other income (expense):
  Interest income (expense), net .................          (92)          (43)
  Miscellaneous, net .............................          100            47
                                                       --------      --------
                                                              8             4
                                                       --------      --------

Income (loss) before income taxes ................          333        (2,185)
Provision for income taxes .......................         --               5
                                                       --------      --------
Net income (loss) ................................     $    333      $ (2,190)
                                                       ========      ========

Average common and equivalent shares .............       12,324        11,585
                                                       ========      ========
Net income (loss) per common share ...............     $   0.03      $  (0.19)
                                                       ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            Sixteen Weeks Ended
                                                               November 20,
                                                          -----------------------
                                                            1999          1998
                                                          ---------     ---------
Cash flows from operating activities:
    Net income (loss) .................................     $   333      $(2,190)
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization ..................         504          581
       Gain on sale of magazine rights ................        (100)
       Charge to reserve for BXI sale .................        (382)        --
       Stock and options issued for goods and services         --            743
       Changes in operating assets and liabilities:
         Accounts and notes receivable ................          72          506
         Prepaids and other current assets ............          70         (150)
         Accounts payable and other current liabilities        (437)         142
         Accounts payable to brokers ..................         135         (315)
         Deferred revenue .............................        (120)         (86)
                                                            -------      -------
            Net cash provided by (used in)
             operating activities .....................          75         (769)
                                                            -------      -------

Cash flows from investing activities:
     Proceeds from initial payment on sale of Samana ..         118         --
     Proceeds from sale of magazine rights ............         100
     Equipment, information systems and other .........          (3)        (130)
                                                            -------      -------
            Net cash provided by (utilized in)
             investing activities .....................         215         (130)
                                                            -------      -------

Cash flows from financing activities:
    Proceeds from sales of stock ......................        --             10
     Proceeds from bank borrowings ....................        --             42
     Proceeds from third party indebtedness ...........        --          1,140
     Repayments of bank line of credit ................        (150)        --
     Borrowings (repayments) of third party
      indebtedness ....................................          30          (89)
                                                            -------      -------
          Net cash provided by (used in)
           financing activities .......................        (120)       1,103
                                                            -------      -------

Net increase (decrease) in cash
 and cash equivalents .................................         170          204
Cash and cash equivalents at beginning of period ......         203          936
                                                            -------      -------

Cash and cash equivalents at end of period ............     $   373      $ 1,140
                                                            =======      =======
Supplemental cash flow information:
   Cash paid for interest .............................     $    21      $     9
   Cash paid for income taxes .........................        --              5

Supplemental noncash investing and financing activities:
   The Company issued common stock in exchange for
    the stock of the corporation that had previously
    operated the independent ITEX brokerage office in
    Sacramento, California in a pooling-of-interests.           270           --



         The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company" or "ITEX") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. The Company closes its books of account at the end of each of 13 four-week "accounting cycles". The Company reports financial position and results of operations and cash flows using one quarter containing four four-week accounting cycles and three quarters containing three four-week accounting cycles. Accordingly, the dates for the fiscal ends of the Company's quarters for public reporting are as follows: first quarter, November 20; second quarter, February 12; third quarter, May 7; fourth quarter (fiscal year-end), July 31.

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1999 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended November 20, 1999 and 1998 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the sixteen-week period ended November 20, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1999 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - BUSINESS COMBINATION

In October 1999, the Company (the "issuing company") exchanged 1,967 shares of the Company's restricted common stock for all of the outstanding stock of California Trade Exchange, Inc. (the "combining company"), a California corporation, which operated the business of the Company's largest independent broker located in Sacramento, California. The Company is required to account for the business combination as a pooling-of-interests. Under this method, the stock issued by the issuing company and the net assets of the combining company are recorded at the historical net book values of the net assets of the combining company, instead of at their fair market values as under the purchase method of accounting for business combinations. No amounts are assigned to identifiable intangible assets or goodwill.

The net book value of the net assets in the historical financial statements of the combining company was approximately $270, consisted primarily of accounts receivable and office furniture and equipment. The pooling-of-interests method requires restatement of prior financial statements to reflect financial position and results of operations and cash flows as if the issuing and combining companies had always been combined. The Company has not restated its financial statements for this business combination because the effects of restatement would be immaterial. The business combination had no effect on revenue for the 16-week period ended November 20, 1999, but since the Sacramento business is now owned and operated by the Company, the Company no longer pays broker commissions with respect to the Company's revenue from the Sacramento location. Instead, the Company now pays the operating costs of the business.

The principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation and a minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000.

NOTE 3 - WADE COOK SETTLEMENT

In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC agreed that the Company subsidiary was the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC, which was accomplished. Through April 28, 2000, the Company has sold approximately 451 shares of the Wade Cook stock, from which it realized net proceeds of approximately $176.

Note 4 - SALES OF ASSETS

Samana. During the 16-week period ended November 20, 1999, the Company sold its investment in the Samana resort property to the parties from whom the Company had originally purchased the property for $550. The property was previously written down in fiscal 1999 to $518, based on the selling price less related costs of $32. During the 16-week period ended November 20, 1999, the purchasers paid $150. Subsequent to November 20, 1999, the purchasers made an additional payment of $50. The remaining balance due of $350 has not been paid in accordance with the terms of the sale and the Company is contemplating legal action to enforce the terms of the sale agreement. The Company believes that it will recover the unpaid balance of $350 either from the current debtors or from resale of the property to another party.

Magazine Publishing Rights. During the 16-week period ended November 20, 1999, the Company sold the rights to publish its magazine related to the commercial barter industry for $100, which was received in cash. There were no assets associated with the magazine carried on the Company's books and, therefore, the gain of $100 has been included in other income.

NOTE 5 - RESERVE FOR LOSS ON BXI DISPOSAL

During the 16-week period ended November 20, 1999, the net loss for BXI of $382 (after amortization of customer lists and goodwill) was charged against the reserve of $2,000 that was established during fiscal 1999. The remaining amount of the reserve of $1,618 is included in the balance sheet at November 20, 1999 as a reduction of goodwill and purchased member lists.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") operates the ITEX Retail Trade Exchange and acts as third-party recordkeeper for transactions between members of the exchange. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operating expenses and to provide merchandise for sale for trade dollars to trade exchange members.

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the 16-week periods ended November 20, 1999 and 1998. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

Additionally, in recent years the Company has engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses have not been profitable and commencing in March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange. Prior to the 16-week period ended November 20, 1999, the Company incurred operating losses from its trade exchange operations. Such losses were increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:



                                         Sixteen Week Periods Ended November 20,
                                    --------------------------------------------------
                                             1999                      1998
                                    -----------------------   ------------------------
                                      Amount         Pct*       Amount        Pct*
                                    ---------    ----------   ---------    -----------
Revenue:
Trade exchange:
  Association fees .............     $ 1,278           27%     $ 1,240            27%
  Transaction fees .............       3,401           73%       3,367            73%
                                     -------       -------     -------       -------
                                       4,679          100%       4,607           100%
                                     -------       -------     -------       -------
Costs and expenses:
Trade exchange .................       2,418           52%       2,958            64%
Selling, general, administrative       1,632           35%       1,874            41%
Discontinued operations ........          49            1%         623            14%
Regulatory and litigation ......          76            2%         760            16%
Depreciation and amortization ..         179            3%         581            14%
                                     -------       -------     -------       -------
                                       4,354           93%       6,796           148%
                                     -------       -------     -------       -------

Income (loss) from operations ..         325            7%      (2,189)          (48%)

Other income (expense) .........           8         --              4          --
                                     -------       -------     -------       -------
Income (loss) before taxes .....         333            7%      (2,185)          (48%)
Tax provision ..................        --           --              5          --
                                     -------       -------     -------       -------
Net income (loss) ..............     $   333            7%     $(2,190)          (48%)
                                     =======       =======     =======       =======


---------------------------------
* Percent of Total Revenue
---------------------------------

Trade exchange revenue and costs

Total trade exchange revenue increased slightly to $4,679 in the first quarter of fiscal 2000 ("fiscal 2000") as compared to $4,607 in the first quarter of fiscal 1999 ("fiscal 1999"). Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") increased to 10% to $2,832 in fiscal 2000 from $2,565 in fiscal 1999. Revenue from the BXI trade exchange decreased to $1,847 in fiscal 2000 from $2,042 in fiscal 1999. BXI Corporation was sold by the Company on January 18, 2000.

Association fee revenue for the ITEX Exchange increased slightly to $864 in fiscal 2000 from $826 in fiscal 1999. This resulted from a slight decrease in the average number of members that was more than offset by an increase in the monthly cash association fee from $15 per cycle to $20 per cycle, which took effect for November 1999. Future revenue from association fees is expected to increase as a result of this higher cash fee structure. Transaction fees for the ITEX Exchange increased to $1,968 in fiscal 2000 from $1,739 in fiscal 1999 due to an increased average volume of trading per member. Total quarterly average revenue per member increased in fiscal 2000 to $213 (not in thousands) from $186 (not in thousands) in fiscal 1999.

Costs of trade exchange revenue decreased substantially in fiscal 2000 primarily as a result of the Company assuming the operations of two significant volume brokerages, after which commissions were not paid to brokers. The Sacramento brokerage was merged into the Company on October 20, 1999 in a business combination required to be accounted for as a pooling-of-interests. The Company terminated a broker in New York City and opened its own office to service the existing client base. Lower levels of broker commissions are expected in the future, with some increases in selling, general and administrative expenses as a result of the Company assuming the facilities, personnel and other costs of these two brokerages. In February 2000, the Company continued in this direction with the acquisition of the Seattle, Washington and Houston, Texas brokerage offices.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $1,632 in fiscal 2000 from $1,874 in fiscal 1999. In 2000, the effects of increased facilities, personnel, and other costs of the New York and Sacramento operations by the Company were more than offset by several factors. This included reduced personnel levels in various departments at the Company's headquarters, ceasing production and publishing the Company's barter industry magazine (alt.finance), eliminating unnecessary expenses and achieving the success from increased efforts to reduce cash expenditures by obtaining various goods and services used by the Company in its operations by paying with ITEX Trade Dollars.

Costs and expenses of discontinued operations

During fiscal 2000 and fiscal 1999, the Company incurred costs and expenses of $49 and $623, respectively, in connection with activities that have been discontinued. These are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Costs and expenses of regulatory and litigation matters

During fiscal 2000 and fiscal 1999, the Company incurred costs and expenses of $49 and $623, respectively, in connection with regulatory and litigation matters. These are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Depreciation and amortization

Depreciation and amortization decreased to $179 in fiscal 2000 from $581 in fiscal 1999 primarily as a result of a charge of $382 against a reserve of $2,000 that was established in the year ended July 31, 1999 for the estimated loss on the disposal of BXI Corporation, which was completed on January 18, 2000.

Liquidity and Capital Resources

At November 20, 1999, the Company's working capital ratio was 0.30 to 1 as compared to 0.25 to 1 at July 31, 1999. After the sale of BXI Corporation on January 18, 2000, the liquidity and financial position of the Company improved significantly. At November 20, 1999, stockholders' equity increased to $777 from $174 at July 31, 1999 as a result of the Company's net income of $333 in the first quarter of fiscal 2000 and because of issuance of common stock in connection with the merger with the corporation that previously operated the Sacramento brokerage office.

During fiscal 2000, the Company reported net cash provided by operating activities of $75 as compared to net cash used in operating activities of $(769) in fiscal 1999. The improvement resulted from the discontinuance of various business activities not related to the Company's core business, changes in operating structures resulting in more Company owned and operated brokerage offices, discontinuance of production and publishing of the Company's barter industry magazine (alt.finance), and increased use of ITEX Trade Dollars to pay for goods and services used in the Company's operations.

During fiscal 2000, the Company reported net cash provided by investing activities of $215 as compared to net cash utilized in investing activities of $(130) in fiscal 1999. In fiscal 2000, the Company received $118 from initial payment (after related costs) in connection with the sale of the interest in the Samana resort property and $100 from the sale of the rights to publish the Company's barter industry magazine (alt.finance).

During fiscal 2000, the Company reported net cash used in financing activities of $(120) primarily as a result of the repayment of $150 of bank loans. During fiscal 1999, the Company reported net cash provided by financing activities of $1,140 primarily as a result of the completion of a private placement of convertible notes payable.

Certain financing transactions, the sale of BXI Corporation, and repayment of various debts of the Company are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. Currently management is attempting to further improve the cash flows and financial condition of the Company and the focus of the Company on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

o SEC Inquiry.
  -----------

During June 1996, the Company announced in a press release that the Company was the subject of an informal inquiry from the Securities and Exchange Commission. Subsequently, the Company received subpoenas for the production of certain documents pursuant to a formal order of private investigation. In connection with that investigation, the SEC took the deposition of several individuals. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris, as defendants and alleging securities fraud and other securities law violations. In January, 2000, the Company entered into a Consent and Undertaking with the SEC wherein, without admitting or denying the allegations of the Complaint, the Company consented to entry of a Final Judgment of Permanent Injunction which, among other things, (i) permanently restrains and enjoins the Company from violating Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder, and (ii) orders the Company to restate its financial statements for the fiscal year ended July 31, 1997. The Final Judgment based upon the Consent was entered by the Court on February 3, 2000. The Company was given 90 days from that date to file its amended Form 10K for fiscal 1997 and its Form 10K's for 1998 and 1999. The Company complied with this requirement on May 3, 2000.

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

o Martin Kagan Litigation.
  -----------------------

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys fees. To be effective, the referee's decision must be confirmed by the Multnamah County Circuit Court. An unfavorable result is probable; however, the Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal.

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

The plaintiff claims that the defendants have infringed its claimed copyrights in old time radio programs "The Life of Riley" and "Lone Ranger". Those programs were part of The Golden Age of Radio, which ITEX formerly owned. The defendants are a small radio station (Pride Communications) and an individual (Schilz) whose show has used elements of the Golden Age of Radio. Defendant Schilz alleges that, if there was an infringement, it is the responsibility of the Company as it supplied the allegedly infringing material. In January 2000, the case was settled without any admission of liability on the part of the Company and without any payment. The third-party complaint was dismissed in its entirety.

o Wade Cook Financial Corporation Litigation.
  --------------------------------------

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

o Desert Rose Foods Litigation.
  ----------------------------

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorney's fees.

Plaintiff alleges that the Company entered into a contract with plaintiff for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case and has denied all of the plaintiff's allegations. The Company believes Plaintiff's complaint is frivolous and the Company intends to vigorously defend itself. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits


The Exhibits hereto are listed in the accompanying Exhibit Index.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ITEX CORPORATION




         June 9, 2000                             /s/  Collins M Christensen
             Date                                 Collins M. Christensen,
                                                   Director, President and
                                                   Chief Executive Officer
                                                   (principal executive officer
                                                   and director)

                                  EXHIBIT INDEX




        EXHIBIT                                        DESCRIPTION



          27                             Financial Data Schedule for the Sixteen
                                          Weeks Ended November 20, 1999