Form 10-Q
period 2000-05-07
ITEX CORPORATION
filed 2000-06-26
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended

                                   May 7, 2000

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   Nevada                                 93-0922994
         -----------------------                       -----------------
      State (or other jurisdiction of                     (IRS Employer
       incorporation or organization)                 Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
--------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

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

              Yes                                No    ____X____
                 ---------------


Number of Shares of Common Stock, $0.01 Par Value Outstanding at June 26, 2000:

                                   14,336,406

                       (This Form 10-Q includes 18 pages)

                                ITEX CORPORATION
                                    FORM 10-Q
                   For The Quarterly Period Ended May 7, 2000

                                      INDEX

                                                                            Page
                                                                           -----

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT MAY 7, 2000 AND
         JULY 31, 1999                                                         3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE
         AND FORTY WEEK PERIODS ENDED MAY 7, 2000 AND 1999                     4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWELVE AND
         FORTY WEEK PERIODS ENDED MAY 7, 2000 AND 1999                         5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     15


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      18

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)



                                                                    May 7,       July 31,
                                                                     2000         1999
                                                                   --------      --------
                                                                        (Unaudited)

                                   ASSETS

Current assets:
     Cash and cash equivalents ...............................     $  1,981      $    203
     Accounts receivable, net of allowance for doubtful
      accounts of $308 and $697 ..............................          703         1,143
     Notes receivable ........................................           29             9
     Prepaids and other current assets .......................          159           219
                                                                   --------      --------
         Total current assets ................................        2,872         1,574

Property and equipment, net of accumulated depreciation of
     $1,059 and $635 .........................................        2,678           523

Goodwill and purchased member lists, net .....................          508         3,866

Note receivable from sale of Investment in Samana Resort .....          350           518

Other assets .................................................           71           148
                                                                   --------      --------

               Total assets ..................................     $  6,479      $  6,629
                                                                   ========      ========



                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank line of credit .....................................     $   --        $    200
     Long-term debt and capital lease obligations, current
      portion ................................................           84         1,189
     Accounts payable ........................................          265           675
     Accounts payable to brokers .............................          607         1,167
     Deferred revenue ........................................         --             586
     Notes payable to related parties ........................         --             480
     Other current liabilities ...............................        1,163         1,949
                                                                   --------      --------
         Total current liabilities ...........................        2,119         6,246
                                                                   --------      --------

Long-term debt and capital lease obligations .................          548           209

Commitments and contingencies ................................         --            --
                                                                   --------      --------

Common stock subject to a put (333 shares of common stock
 outstanding, also included below) ...........................        1,500          --
                                                                   --------      --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized;
      15,238 and 11,408 shares issued and outstanding ........          153           118
     Additional paid-in capital ..............................       28,312        27,130
     Treasury stock, at cost (2 shares in 2000 and 1999) .....          (10)          (10)
     Accumulated deficit .....................................      (26,143)      (27,064)
                                                                   --------      --------
         Total stockholders' equity ..........................        2,312           174
                                                                   --------      --------

                Total liabilities and stockholders' equity ...     $  6,129      $  6,629
                                                                   ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)



                                                         Twelve Weeks Ended          Forty Weeks Ended
                                                               May 7,                      May 7,
                                                       ----------------------      ----------------------
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
                                                            (Unaudited)                 (Unaudited)
Revenue:
    Trade exchange revenue .......................     $  2,430      $  4,722      $ 11,243      $ 13,769
                                                       --------      --------      --------      --------
                                                          2,430         4,722        11,243        13,769
                                                       --------      --------      --------      --------
Costs and expenses:
    Costs of trade exchange revenue ..............          866         3,259         5,469         9,360
    Selling, general and administrative ..........        1,638         1,287         4,991         4,758
     Costs and expenses of discontinued operations
       operations ................................         --           1,216            49         2,192
     Costs of regulatory and litigation matters ..           63            34           240           955
     Writedown of Samana .........................         --             508            --           508
     Change in estimate on loss from disposal
       of BXI ....................................         --            --            (585)         --
    Depreciation and amortization ................          112           453           388         1,555
                                                       --------      --------      --------      --------
                                                          2,679         6,757        10,552        19,328
                                                       --------      --------      --------      --------

Income (loss) from operations ....................         (249)       (2,035)          691        (5,559)
                                                       --------      --------      --------      --------

Other income (expense):
  Interest income (expense), net .................         (109)          (95)         (331)         (244)
  Gains on sales of securities ...................          175          --             175          --
  Miscellaneous, net .............................          159             5           386            13
                                                       --------      --------      --------      --------
                                                            234           (90)          230          (231)
                                                       --------      --------      --------      --------

Income (loss) before income taxes ................          (24)       (2,125)          921        (5,790)
Provision for income taxes .......................         --            --            --               5
                                                       --------      --------      --------      --------

Net income (loss) ................................     $    (24)     $ (2,125)     $    921      $ (5,795)
                                                       ========      ========      ========      ========

Average common and equivalent shares .............       14,059        11,762        13,271        11,691
                                                       ========      ========      ========      ========
Net income (loss) per common share (basic
 and diluted) ....................................     $  (0.00)     $  (0.18)     $   0.07      $  (0.50)
                                                       ========      ========      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Forty Weeks
                                                                      Ended May 7,
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------      -------
                                                                       (Unaudited)
Cash flows from operating activities:
    Net income (loss) .......................................     $   921      $(5,795)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization .........................       1,157        1,580
      Writedowns and writeoffs ..............................         --         1,581
      Gain on sale of magazine rights .......................        (100)        --
      Charge to reserve for BXI sale ........................        (769)        --
      Change in estimate for loss on BXI disposal ...........        (585)        --
      Stock and options issued for goods and services .......          24          743
    Changes in operating assets and liabilities:
       Accounts and notes receivable ........................        (217)         238
       Prepaids and other current assets ....................        (315)          93
       Accounts payable and other current liabilities .......        (906)         495
       Accounts payable to brokers ..........................         142           56
       Deferred revenue .....................................        --           (183)
                                                                 --------      -------
         Net cash provided by (used in) operating activities         (648)      (1,192)
                                                                 --------      -------

Cash flows from investing activities:
     Proceeds from sale of BXI ..............................       4,000         --
     Proceeds from payments on sale of Samana ...............         168         --
     Proceeds from sale of magazine rights ..................         100         --
     Purchase of Sacramento office building .................        (200)        --
     Purchase of Seattle and Houston brokerages .............        (200)        --
     Equipment, information systems and other ...............         (64)        (380)
                                                                 --------      -------
          Net cash provided by (used in) investing activities       3,804         (380)
                                                                 --------      -------

Cash flows from financing activities:
    Proceeds from sales of stock ............................        --             10
    Proceeds from bank borrowings ...........................        --             50
    Proceeds from third party indebtedness ..................        --          1,140
    Repayments of bank line of credit .......................        (200)        --
    Repayments of debentures and notes payable ..............        (698)         (40)
    Repayments of notes payable to related parties ..........        (480)        --
                                                                 --------      -------
          Net cash provided by (used in) financing activities      (1,378)       1,160
                                                                 --------      -------

Net increase (decrease) in cash and cash equivalents ........       1,778         (412)

Cash and cash equivalents at beginning of period ............         203          936
                                                                 --------      -------

Cash and cash equivalents at end of period ..................     $ 1,981      $   524
                                                                 ========      =======

Supplemental cash flow information:
 o       Cash paid for interest                                   $   173      $    27
 o       Cash paid for income taxes                                  --              5

Supplemental noncash investing and financing activities:
 o       Common stock and options to purchase common stock in
          acquisitions of Sacramento, Seattle, and Houston
          brokerages                                                  540          --
 o       Common stock subject to a put ($1,500) and note
          payable ($300) in purchase of Sacramento office
          building                                                  1,800          --
 o       Common stock in repayment of convertible debentures          683          --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     - 5 -

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

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1999 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended May 7, 2000 and 1999 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and forty week periods ended May 7, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1999 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - BUSINESS COMBINATIONS

Sacramento. In October 1999, the Company (the "issuing company") exchanged 1,967 shares of the Company's restricted common stock for all of the outstanding stock of California Trade Exchange, Inc. (the "combining company"), a California corporation, which operated the business of the Company's largest independent broker located in Sacramento, California. The Company is required to account for the business combination as a pooling-of-interests. Under this method, the stock issued by the issuing company and the net assets of the combining company are recorded at the historical net book values of the net assets of the combining company, instead of at their fair market values as under the purchase method of accounting for business combinations. No amounts are assigned to identifiable intangible assets or goodwill.

The net book value of the net assets in the historical financial statements of the combining company were approximately $270 and consisted primarily of accounts receivable and office furniture and equipment. The pooling-of-interests method requires restatement of prior financial statements to reflect financial position and results of operations and cash flows as if the issuing and combining companies had always been combined. The Company has not restated its financial statements for this business combination because the effects of restatement would be immaterial. The business combination had no effect on revenue for the 16-week period ended November 20, 1999, but since the Sacramento business is now owned and operated by the Company, the Company no longer pays broker commissions with respect to the Company's revenue from the Sacramento location. Instead, the Company now pays the operating costs of the business. From October 1999, the date of acquisition, these costs are included in the accompanying consolidated financial statements.

The principal owner of the Sacramento brokerage business became President, Chief Executive Officer and a Director of ITEX Corporation and a minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000.

Seattle. In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150 cash, 150 ITEX Trade Dollars and 200 shares of common stock of the company. In addition, the Company issued 15 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $305. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

Houston. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. . The total value assigned to the acquisition, which is being accounted for by the purchase method, was $184. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

NOTE 3 - WADE COOK SETTLEMENT

In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC agreed that the Company subsidiary was the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC, which was accomplished. Through May 7, 2000, the Company has sold approximately 451 shares of the Wade Cook stock, from which it realized net proceeds of approximately $175.

NOTE 4 - SALE OF ASSETS AND BUSINESS OF BXI CORPORATION

On January 18, 2000, the Company sold the assets and business of BXI Corporation for $4,000 cash. During the fiscal year ended July 31, 1999, the Company had decided to dispose of the assets and business of BXI Corporation and recorded an estimated loss on disposal of $2,000, which included estimated losses of BXI Corporation from the measurement date to the disposal date. During the 16-week period ended November 20, 2000, the net loss for BXI of $382 (after amortization of customer lists and goodwill) was charged to the reserve of $2,000 that was established during fiscal 1999. During the 12-week period ended February 12, 2000, the net loss for BXI of $387 from November 20, 1999 to January 31, 2000 was charged to the reserve. Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, during the 12-week period ended February 12, 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

NOTE 5 - SALES OF OTHER ASSETS

Samana. During the 16-week period ended November 20, 1999, the Company sold its investment in the Samana resort property to the parties from whom the Company had originally purchased the property for $550. The property was previously written down in fiscal 1999 to $518, based on the selling price less related costs of $32. The purchasers have paid a total of $200. The remaining balance due of $350 has not been paid in accordance with the terms of the sale and the Company is contemplating legal action to enforce the terms of the sale agreement. The Company believes that it will recover the unpaid balance of $350 either from the current debtors or from resale of the property to another party.

Magazine Publishing Rights. During the 12-week period ended February 12, 2000, the Company sold the rights to publish its magazine related to the commercial barter industry for $100, which was received in cash. There were no assets associated with the magazine carried on the Company's books and, therefore, the gain of $100 has been included in other income.

Marketing Information. During the 12-week period ended May 7, 2000, the Company conveyed certain marketing information to a third party for a net fee of $150.

NOTE 6 - PURCHASE OF SACRAMENTO OFFICE BUILDING

During the quarter ended May 7, 2000, the Company purchased an office building in Sacramento, California and the Company moved its corporate headquarters to that location in June 2000. The consideration paid consisted of: (a) $200 cash, a promissory note for $300 with interest at 10%, with monthly interest payments only until August 29, 2001 at which time the entire principle is due, (c) 333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500 from the sale of the stock, and (d) 200 ITEX Trade Dollars. The Company has recorded the building at the total of the cash paid, the promissory note, and the value of the stock of $1,500 to be provided, altogether totaling $2,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller may foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is not included in stockholders' equity. The building is recorded in the accompanying consolidated financial statements at the estimated fair value of $1,800,000.

NOTE 7 - RETIREMENT OF CONVERTIBLE DEBENTURES

During the quarter ended May 7, 2000, the holder of the remaining outstanding convertible debentures requested conversion of one-half of the outstanding amount into common stock pursuant to which the Company issued 1,134 shares of common stock. At that time, the Company repaid the remaining amount outstanding of $673, resulting in complete retirement of the convertible debentures.

NOTE 8 - LITIGATION

In the third quarter of fiscal 2000, a judgment was entered against the Company that embodied the prior decision of a referee against the Company for $400 plus interest in the matters associated with Martin Kagan. The Company intends to appeal vigorously and believes that it has meritorious arguments sufficient to reduce or eliminate this award. Subsequent to May 7, 2000, the Company posted a cash bond of $550 that was required to enable moving forward with the Company's appeal.

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

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements up until the date of sale on January 18, 2000, when the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

Additionally, in recent years the Company has engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses have not been profitable and commencing in March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange. Prior to the 12 and 28 week periods ended February 12, 2000, the Company incurred operating losses from its trade exchange operations. Such losses were increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

RESULTS OF OPERATIONS FOR TWELVE WEEK PERIODS ENDED MAY 7, 2000 ("3Q 2000") AND 1999 ("3Q 1999")

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:


                                              Twelve Week Periods Ended May 7,
                                     -------------------------------------------------
                                               2000                        1999
                                     ---------------------       ---------------------
                                     Amount           Pct*        Amount          Pct*
                                     -------         -----       -------         -----
Revenue:
Trade exchange:
  Association fees .............     $   835            34%      $ 1,045            22%
  Transaction fees .............       1,595            66%        3,677            78%
                                     -------         -----       -------         -----
                                       2,430           100%        4,722           100%
                                     -------         -----       -------         -----
Costs and expenses:

Trade exchange .................         866            36%        3,259            69%
Selling, general, administrative       1,638            66%        1,287            26%
Discontinued operations ........        --            --           1,216            26%
Regulatory and litigation ......          63             3%           34             1%
Writedown of Samana ............        --              11%          508            --
Depreciation and amortization ..         112             5%          453            10%
                                     -------         -----       -------         -----
                                       2,679           110%        6,757           143%
                                     -------         -----       -------         -----

Income (loss) from operations ..        (249)          (10%)      (2,035)          (43%)

Other income (expense) .........         234             9%          (90)           (2%)
                                     -------         -----       -------         -----

Income (loss) before taxes .....         (24)           (1%)      (2,125)          (45%)

Tax provision ..................        --            --            --            --
                                     -------         -----       -------         -----

Net income (loss) ..............     $   (24)           (1%)     $(2,125)          (45%)
                                     =======         =====       =======         =====

* Percent of Total Revenue

---------------------------------

Trade exchange revenue and costs

Total trade exchange revenue decreased to $2,430 in 3Q 2000 as compared to $4,722 in 3Q 1999. Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") decreased slightly to $2,430 in 3Q 2000 from $2,519 in 3Q 1999. There was no revenue from the BXI trade exchange in 3Q 2000 as compared to $2,203 in 3Q 1999. The net assets and business of BXI Corporation were sold by the Company on January 18, 2000.

Association fee revenue for the ITEX Exchange increased to $835 in 3Q 2000 from $631 in 3Q 1999. There was a slight decrease in the average number of members, which was more than offset by an increase in the monthly cash association fee from $15 per cycle to $20 per cycle,

Costs of trade exchange revenue decreased substantially for two reasons. One reason was that there are no operations of BXI in 3Q 2000. Also, 3Q 2000 the Company operated four significant volume brokerages, which eliminated the payment of commissions to brokers. The Sacramento brokerage was merged into the Company on October 20, 1999 in a business combination required to be accounted for as a pooling-of-interests. The prior period financial statements have not been restated to reflect the operations of the acquired entity as the effect is deemed to be immaterial. The Company terminated a broker in New York City and opened its own office to service the existing client base. The Company acquired the brokerages in Seattle and Houston in February 2000.

Trade exchange costs were 36% of trade exchange revenue in 3Q 2000 as compared to 69% in Q3 1999 because of the removal of BXI operations, which had a higher commission structure than ITEX, and because of the elimination of commissions that were previously paid with respect to the four above mentioned brokerages, which were operated by the Company in 3Q 2000. Lower levels of broker commissions as a percentage of trade exchange revenue are expected in the future with some increases in selling, general and administrative expenses, which are discussed below, as a result of the Company assuming the facilities, personnel and other costs of these brokerages.

Writedown of Samana

During March 1999, new management of the Company decided to liquidate the investment in the Samana resort. In 3Q 1999, the investment was written down to its net realizable value of $518 (after related expenses) based on a later sale of the property. The Company has received cash of $200 from the buyers but the buyers have not paid the remaining $350 in accordance with the terms of the sale agreement. The Company is contemplating legal action to enforce the terms of the sale agreement.

Change in estimate for loss on disposal of BXI

Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, in 3Q 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

Depreciation and amortization

Depreciation and amortization decreased to $112 in 3Q 2000 from $453 in 3Q 1999 primarily as a result of depreciation and amortization in 3Q 1999 from BXI. The net assets and business of BXI Corporation were disposed of on January 18, 2000. Depreciation and amortization for 3Q 2000 includes $39 related to the two months during 3Q 2000 that the Company owned the Sacramento office building and the Houston and Seattle brokerages. Ongoing depreciation and amortization for these will be approximately $59 per quarter.

Other income (expense)

Interest (expense) was ($109) in 3Q 2000 as compared to ($95) in 3Q 1999. In 3Q 2000, the Company realized gains on sales of portions of its Wade Cook stock, realizing $175, all of which has been recognized as gain because the stock had no carrying value in the financial statements. Additionally, in 3Q 2000, the Company reserved a new fee of $150 for the transfer of certain marketing information to a third party.

RESULTS OF OPERATIONS FOR FORTY WEEK PERIODS ENDED MAY 12, 2000 ("3Q YTD 2000") AND 1999 ("3Q YTD 1999")

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:


                                             Forty Week Periods Ended February 12,
                                     -----------------------------------------------------
                                                2000                          1999
                                     -----------------------       -----------------------
                                      Amount            Pct*        Amount            Pct*
                                     --------           ----       --------           ----
                                             (Unaudited)                    (Unaudited)
Revenue:
Trade exchange:
  Association fees .............     $  3,169             28%      $  3,316             24%
  Transaction fees .............        8,074             72%        10,453             76%
                                     --------           ----       --------           ----
                                       11,243            100%        13,769            100%
                                     --------           ----       --------           ----
Costs and expenses:

Trade exchange .................        5,469             49%         9,360             67%
Selling, general, administrative        4,991             44%         4,758             35%
Discontinued operations ........           49              1%         2,192             16%
Regulatory and litigation ......          240              2%           955              7%
Writedown of Samana ............         --             --              508              4%
Change in estimate for loss
  on disposal of BXI ...........         (585)            (5%)         --             --
Depreciation and amortization ..          388              3%         1,555             11%
                                     --------           ----       --------           ----
                                       10,552             94%        19,328            140%
                                     --------           ----       --------           ----

Income (loss) from operations ..          691              6%        (5,559)           (40%)

Other income (expense) .........          230              2           (231)            (2%)
                                     --------           ----       --------           ----

Income (loss) before taxes .....          921              8%        (5,790)           (42%)

Tax provision ..................         --             --                5           --
                                     --------           ----       --------           ----

Net income (loss) ..............     $    921              8%        (5,795)           (42%)
                                     ========           ====       ========           ====

---------------------------------
* Percent of Total Revenue

Trade exchange revenue and costs

Total trade exchange revenue decreased to $11,243 in 3Q YTD 2000 from $13,769 in 3Q YTD 1999, primarily because of the sale of the net assets and business of BXI Corporation on January 18, 2000. Revenue from the BXI trade exchange decreased to $3,341 in 3Q YTD 2000 from $6,221 in 3Q YTD 1999.

Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") increased 5% to $7,902 in 3Q YTD 2000 from $7,548 in 3Q YTD 1999. Association fee revenue for the ITEX Exchange increased to $1,644 in 3Q YTD 2000 from $1,443 in 3Q YTD 1999. There was a slight decrease in the average number of members, which was more than offset by an increase in the monthly cash association fee from $15 per cycle to $20 per cycle, which took effect for November 1999 and was applicable to the latter part of the first quarter for the entire second and third quarters of fiscal 2000. Future revenue from association fees is expected to remain at a higher level as a result of this higher cash fee structure. Transaction fees for the ITEX Exchange were stable at $5,423 in 3Q YTD 2000 and $5,474 in 3Q YTD 1999, despite the slight decrease in members, due to an increased average volume of trading per member. Average revenue per member increased in 3Q YTD 2000 to $568 (not in thousands) from $535 (not in thousands) in 3Q YTD 1999.

Costs of trade exchange revenue decreased from $9,360 (3Q YTD 1999) to $5,669 (3Q YTD 2000) substantially for two reasons. One reason was that operations of BXI in 3Q YTD 2000 only through January 18, 2000, the date of sale of the net assets and business of BXI Corporation. Also, in 3Q YTD 2000 the Company operated four significant volume brokerages, which eliminated the payment of commissions to brokers. The Sacramento brokerage was merged into the Company on October 20, 1999 in a business combination required to be accounted for as a pooling-of-interests. The Company hasnot lestated prior periods to reflect the operations of the Sacramento brokerage office as the effect was deemed immaterial. The Company terminated a broker in New York City and opened its own office to service the existing client base. The Company acquired the brokerages in Seattle and Houston in February 2000.

Trade exchange costs were 49% of trade exchange revenue in 3Q YTD 2000 as compared to 68% in Q3 YTD 1999 because of the lower mix of BXI operations, which had a higher commission structure than ITEX, and because of the elimination of commissions that were previously paid with respect to the four above mentioned brokerages, which were operated by the Company in 3Q YTD 2000. Lower levels of broker commissions as a percentage of trade exchange revenue are expected in the future, with some increases in selling, general and administrative expenses, which are discussed below, as a result of the Company assuming the facilities, personnel and other costs of these brokerages.

Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly to $4,991 in 3Q YTD 2000 from $4,758 in 3Q YTD 1999. In 3Q YTD 2000, the effects of increased facilities, personnel, and other costs of the New York and Sacramento operations, which are now operated by the Company, resulted in increases. These increases were mostly offset by reduced personnel levels in various departments at the Company's headquarters, terminating the publishing of the Company's barter industry magazine, eliminating unnecessary expenses, achieving success from increased efforts to reduce cash expenditures by obtaining various goods and services used by the Company in its operations by paying with ITEX Trade Dollars, and reductions because of the sale of the net assets and business of BXI Corporation on January 18, 2000.

Costs and expenses of discontinued operations

In 3Q YTD 1999, the Company incurred costs and expenses of $2,192 in connection with activities that have been discontinued. In 3Q YTD 2000, such costs totaled only $49. These activities are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Costs and expenses of regulatory and litigation matters

During 3Q YTD 2000 and 3Q 1999, the Company incurred costs and expenses of $240 and $955, respectively, in connection with regulatory and litigation matters. These expenses were primarily professional fees which are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Writedown of Samana

During March 1999, new management of the Company decided to liquidate the investment in the Samana resort. In 2Q 1999, the investment was written down to its net realizable value of $518 (after related expenses) based on a later sale of the property. The Company has received cash of $200 from the buyers but the buyers have not paid the remaining $350 in accordance with the terms of the sale agreement. The Company is contemplating legal action to enforce the terms of the sale agreement.

Change in estimate for loss on disposal of BXI

Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, in 3Q YTD 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

Depreciation and amortization

Depreciation and amortization decreased to $388 in 3Q YTD 2000 from $1,555 in 3Q 1999 primarily as a result of depreciation and amortization in 3Q YTD 1999 from BXI. The net assets and business of BXI Corporation were disposed of on January 18, 2000. Depreciation and amortization for 3Q YTD 2000 includes $39 related to the two months during 3Q 2000 that the Company owned the Sacramento office building and the Houston and Seattle brokerages. Ongoing depreciation and amortization for these will be approximately $59 per quarter.

Other income (expense)

Interest (expense) was ($331) in 3Q YTD 2000 as compared to ($244) in 3Q YTD 1999. In 3Q YTD 2000, the Company realized gains on sales of portions of its Wade Cook stock, realizing $175, all of which has been recognized as gain because the stock had no carrying value in the financial statements. Also in 3Q YTD 2000, the Company realized a gain of $100 from the sale of the rights to publish its barter industry magazine and another gain of $100 from an extension fee with regard to the sale of the assets and business of BXI Corporation. Additionally, in 3Q YTD, the Company received a net fee of $150 for the transfer of certain marketing information to a third party.

LIQUIDITY AND CAPITAL RESOURCES

At May 7, 2000, the Company's working capital ratio was 1.36 to 1 as compared to
0.25 to 1 at July 31, 1999. The improvement resulted from the sale, for $4,000 cash, of the net assets and business of BXI Corporation on January 18, 2000, which significantly improved the liquidity and financial position of the Company. Portions of the proceeds were used to pay a remaining outstanding bank loan, borrowings from related parties, and to reduce payables attributable to operations and various other liabilities. At May 7, 2000, stockholders' equity increased to $2,312 from $174 at July 31, 1999, primarily as a result of the Company's net income of $921 for 3Q YTD 2000 and because of the issuance of common stock in connection with the merger with the corporation that previously operated the Sacramento brokerage office and the issuance of common stock in repayment of a portion of the convertible debentures.

For 3Q YTD 2000, the Company reported net cash (used in) operating activities of $(648) as compared to net cash (used in) operating activities of $(1,192) for 3Q YTD 1999. The improvement resulted from the discontinuance of various business activities not related to the Company's core business, changes in operating structures resulting in more Company owned and operated brokerage offices, termination of publishing of the Company's barter industry magazine (alt.finance), and increased use of ITEX Trade Dollars to pay for goods and services used in the Company's operations. During 3Q YTD 2000, the Company significantly reduced its operating liabilities using portions of the proceeds from the sale of the net assets and business of BXI Corporation, which caused cash flow from operating activities to remain negative for 3Q YTD 2000, despite significant improvements in operating results.

For 3Q YTD 2000, the Company reported net cash provided by investing activities of $3,804 as compared to net cash (used in) investing activities of $(380) for 3Q YTD 1999. During 3Q YTD 2000, the Company realized $4,000 cash from the sale of the net assets and business of BXI Corporation.

For 3Q YTD 2000, the Company reported net cash (used in) financing activities of $(1,378) as a result of repayment of loans from related parties of $480 and the repayment of $200 of bank loans, from the payment of a portion of the convertible debentures in cash and also other notes payable. For 3Q YTD 1999, the Company reported net cash provided by financing activities of $1,160 primarily as a result of the completion of a private placement of convertible debentures in which the Company realized net proceeds of $1,140.

Certain financing transactions and repayment of various debts of the Company are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. Currently management is attempting to further improve the cash flows and financial condition of the Company and the focus of the Company on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

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

o Martin Kagan Litigation.
  -----------------------

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys fees. To be effective, the referee's decision must be confirmed by the Multnamah County Circuit Court. Judgment has been entered and a bond filed for $550,000. The Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal.

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

During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provided for the transfer of 300,000 ITEX trade dollars to WCFC, which the Company has completed. As of May 7, 2000, the Company had realized approximately $175,000 from the sale of approximately 451,000 shares of its Wade Cook common stock.

o Desert Rose Foods Litigation.
  ----------------------------

In April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorney's fees.

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

o Skiers Edge Condominium Association, Inc. Litigation.
  ----------------------------------------------------

On June 19, 2000, the Company was served with a summons and complaint out of the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company intends to defend, but does not foresee any material impact from this matter.

o Metro Sales Litigation.
----------------------

On May 28, 2000, the Company was served with a summons and complaint out of the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action.

o Antelope Company Litigation.
---------------------------

The Company was served with a summons and complaint on June 1, 2000, in the matter of Antelope Company v. Zoring International Incorporated and ITEX Corporation, filed in the District Court of the City and County of Denver, Colorado. The complaint alleges that in December 1997, the plaintiff entered into a lease with Zoring of certain office space in Denver, Colorado, and that ITEX guaranteed the lease. Zoring is alleged to have defaulted on the lease and the plaintiff is seeking to enforce the lease guaranty. The Company agrees that the lease was breached, but contends that the plaintiff failed to mitigate its damages. The Company intends to defend the action and has set up a reserve for loss in the event that the plaintiff is successful.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

The Exhibits hereto are listed in the accompanying Exhibit Index.


b.   Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ITEX CORPORATION




     June 26, 2000                             /s/  Collins M Christensen
  ------------------                                ---------------------
         Date                                       Collins M. Christensen,
                                                     Director, President and
                                                     Chief Executive Officer
                                                     (principal executive
                                                     officer and director)

                                  EXHIBIT INDEX




        EXHIBIT                                      DESCRIPTION


          27                             Financial Data Schedule for the Forty
                                          Weeks Ended May 7, 2000