Form 10-Q
period 2000-02-12
ITEX CORPORATION
filed 2000-06-27
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended

                                February 12, 2000

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

          Yes                                                  No    ____X___
             ---------------


Number of Shares of Common Stock, $0.01 Par Value Outstanding at June 26, 2000:

                                   14,336,406

                       (This Form 10-Q includes 19 pages)

                                ITEX CORPORATION
                                    FORM 10-Q
                For The Quarterly Period Ended February 12, 2000

                                      INDEX



                                                                            Page
                                                                           -----

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT FEBRUARY 12, 2000 AND
         JULY 31, 1999                                                         3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE
         AND TWENTY EIGHT WEEK PERIODS ENDED FEBRUARY 12, 2000 AND 1999        4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWELVE AND
         TWENTY EIGHT WEEK PERIODS ENDED FEBRUARY 12, 2000 AND 1999            5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     15


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      18

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                   February 12,   July 31,
                                                                      2000          1999
                                                                   --------      --------
                                                                        (Unaudited)

                                   ASSETS
Current assets:
     Cash and cash equivalents ...............................     $  2,896      $    203
     Accounts receivable, net of allowance for doubtful
      accounts of $176 and $697 ..............................          763         1,143
     Notes receivable ........................................            9             9
     Prepaids and other current assets .......................           57           219
                                                                   --------      --------
         Total current assets ................................        3,725         1,574

Property and equipment, net of accumulated depreciation of
     $987 and $635 ...........................................          651           523

Goodwill and purchased member lists, net .....................           82         3,866

Note receivable from sale of Investment in Samana Resort .....          350           518

Other assets .................................................           71           148
                                                                   --------      --------

               Total assets ..................................     $  4,879      $  6,629
                                                                   ========      ========




                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank line of credit .....................................     $   --        $    200
     Long-term debt and capital lease obligations,
      current portion ........................................        1,163         1,189
     Accounts payable ........................................          291           675
     Accounts payable to brokers .............................          710         1,167
     Deferred revenue ........................................         --             586
      Notes payable to related parties .......................         --             480
     Other current liabilities ...............................        1,102         1,949
                                                                   --------      --------
         Total current liabilities ...........................        3,266         6,246
                                                                   --------      --------

Long-term debt and capital lease obligations .................          200           209
                                                                   --------      --------

Commitments and contingencies ................................         --            --

Stockholders' equity:
       Common stock, $.01 par value; 50,000 shares authorized;
         13,762 and 11,408 shares issued and outstanding .....          138           118
     Additional paid-in capital ..............................       27,404        27,130
     Treasury stock, at cost (2 shares in 1999 and 1998) .....          (10)          (10)
     Accumulated deficit .....................................      (26,119)      (27,064)
                                                                   --------      --------
         Total stockholders' equity ..........................        1,413           174
                                                                   --------      --------

                Total liabilities and stockholders' equity ...     $  4,879      $  6,629
                                                                   ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     - 3 -



                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        Twelve Weeks Ended       Twenty Eight Weeks Ended
                                                           February 12,                February 12,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
                                                            (Unaudited)                (Unaudited)
Revenue:
    Trade exchange revenue ......................     $  4,134      $  4,440      $  8,813      $  9,047
                                                      --------      --------      --------      --------
                                                         4,134         4,440         8,813         9,047
                                                      --------      --------      --------      --------

Costs and expenses:
    Costs of trade exchange revenue .............        2,185         3,143         4,603         6,101
    Selling, general and administrative .........        1,721         1,597         3,353         3,471
    Costs and expenses of discontinued operations         --             353            49           976
    Costs of regulatory and litigation matters ..          101           161           177           921
    Change in estimate on loss from disposal
      of BXI ....................................         (585)         --            (585)         --
    Depreciation and amortization ...............           97           521           276         1,102
                                                      --------      --------      --------      --------
                                                         3,519         5,775         7,873        12,571
                                                      --------      --------      --------      --------

Income (loss) from operations ...................          615        (1,335)          940        (3,524)
                                                      --------      --------      --------      --------

Other income (expense):
  Interest income (expense), net ................         (130)         (106)         (222)         (149)
  Miscellaneous, net ............................          127           (39)          227             8
                                                      --------      --------      --------      --------
                                                            (3)         (145)            5          (141)
                                                      --------      --------      --------      --------

Income (loss) before income taxes ...............          612        (1,480)          945        (3,665)

Provision for income taxes ......................         --            --            --               5
                                                      --------      --------      --------      --------

Net income (loss) ...............................     $    612      $ (1,480)     $    945      $ (3,670)
                                                      ========      ========      ========      ========


Average common and equivalent shares:
  Basic .........................................       13,746        11,762        12,933        11,644
                                                      ========      ========      ========      ========
  Diluted .......................................       16,871        11,762        15,730        11,644
                                                      ========      ========      ========      ========

Net income (loss) per share:

  Basic .........................................     $   0.04      $  (0.13)     $   0.07      $  (0.32)
                                                      ========      ========      ========      ========
  Diluted .......................................     $   0.04         (0.13)     $   0.06         (0.32)
                                                      ========      ========      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Twenty Eight
                                                                      Weeks Ended
                                                                      February 12,
                                                                  --------------------
                                                                   2000          1999
                                                                  -------      -------
Cash flows from operating activities:
    Net income (loss) .......................................     $   945      $(3,670)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ........................       1,045        1,102
        Gain on sale of magazine rights .....................        (100)        --
        Charge to reserve for BXI sale ......................        (769)        --
        Change in estimate for loss on BXI disposal .........        (585)
        Stock and options issued for goods and services .....          24          743
    Changes in operating assets and liabilities:
       Accounts and notes receivable ........................         (87)         327
       Prepaids and other current assets ....................        (190)         (86)
       Accounts payable and other current liabilities .......        (941)         479
       Accounts payable to brokers ..........................          75           25
       Deferred revenue .....................................        --           (248)
                                                                  -------      -------
         Net cash provided by (used in) operating activities         (583)      (1,328)
                                                                  -------      -------

Cash flows from investing activities:
     Proceeds from sale of BXI ..............................       4,000
     Proceeds from payments on sale of Samana ...............         168         --
     Proceeds from sale of magazine rights ..................         100
    Equipment, information systems and other ................        (312)        (180)
                                                                  -------      -------
          Net cash provided by (used in) investing activities       3,956         (180)
                                                                  -------      -------

Cash flows from financing activities:

    Proceeds from sales of stock ............................        --             10
     Proceeds from bank borrowings ..........................        --             50
     Proceeds from third party indebtedness .................        --          1,140
     Repayments of bank line of credit ......................        (200)        --
     Repayments of notes payable to related parties .........        (480)
                                                                  -------      -------
          Net cash provided by (used in) financing activities        (680)       1,200
                                                                  -------      -------

Net increase (decrease) in cash and cash equivalents ........       2,693         (308)
Cash and cash equivalents at beginning of period ............         203          936
                                                                  -------      -------

Cash and cash equivalents at end of period ..................     $ 2,896      $   628
                                                                  =======      =======

Supplemental cash flow information:

   Cash paid for interest ...................................     $    45      $    18
   Cash paid for income taxes ...............................        --              5

Supplemental noncash investing and financing activities:
   The Company issued common stock in exchange for the
    stock of the corporation that had previously operated
    the independent ITEX brokerage office in Sacramento,
    California in a pooling-of-interests ....................         270         --

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

This Form 10-Q includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 1999 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended February 12, 2000 and 1999 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the twelve and twenty eight week periods ended February 12, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

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

NOTE 3 - WADE COOK SETTLEMENT

In August 1999, a settlement agreement was reached between the Company and Wade Cook Financial Corporation ("WCFC") related to WCFC's refusal to permit transfer, without restricted legend, of WCFC stock issued to a Company subsidiary in exchange for a media due bill. Under the settlement agreement, WCFC agreed that the Company subsidiary was the owner of 1,400 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provides for the transfer of 300 ITEX trade dollars to WCFC, which was accomplished. During the 3rd quarter of 2000, the Company sold approximately 451 shares of the Wade Cook stock, from which it realized net proceeds of approximately $176.

NOTE 4 - SALE OF ASSETS AND BUSINESS OF BXI CORPORATION

On January 18, 2000, the Company sold the assets and business of BXI Corporation for $4,000 cash. During the fiscal year ended July 31, 2000, the Company had decided to dispose of the assets and business of BXI Corporation and recorded an estimated loss on disposal of $2,000, which included estimated losses of BXI Corporation from the measurement date to the disposal date. During the 16-week period ended November 20, 2000, the net loss for BXI of $382 (after amortization of customer lists and goodwill) was charged to the reserve of $2,000 that was established during fiscal 1999. During the 12-week period ended February 12, 2000, the net loss for BXI of $387 from November 20, 1999 to January 31, 2000 was charged to the reserve. Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, during the 12-week period ended February 12, 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

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

NOTE 6 - SUBSEQUENT EVENTS

Purchase of Seattle Brokerage. In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150 cash, 150 ITEX Trade Dollars and 200 shares of common stock of the company. In addition, the Company issued 15 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $305. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

Purchase of Houston Brokerage. Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. . The total value assigned to the acquisition, which is being accounted for by the purchase method, was $184. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

Purchase of Sacramento Office Building. During the quarter ended May 7, 2000, the Company purchased an office building in Sacramento, California and the Company moved its corporate headquarters to that location in June 2000. The consideration paid consisted of: (a) $200 cash, a promissory note for $300 with interest at 10%, with monthly interest payments only until August 29, 2001 at which time the entire principle is due, (c) 333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500 from the sale of the stock, and (d) 200 ITEX Trade Dollars. The Company has recorded the building at the total of the cash paid, the promissory note, and the value of the stock of $1,500 to be provided, altogether totaling $2,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller may foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is not included in stockholders' equity.

Retirement of Convertible Debentures. During the quarter ended May 7, 2000, the holder of the remaining outstanding convertible debentures requested conversion of one-half of the outstanding amount into common stock pursuant to which the Company issued 1,134 shares of common stock. At that time, the Company repaid the remaining amount outstanding of $673, resulting in complete retirement of the convertible debentures.

Litigation. In the third quarter of fiscal 2000, a judgment was entered against the Company that embodied the prior decision of a referee against the Company for $400 plus interest in the matters associated with Martin Kagan. The Company intends to appeal vigorously and believes that it has meritorious arguments sufficient to reduce or eliminate this award. Subsequent to May 7, 2000, the Company posted a cash bond of $550 that was required to enable moving forward with the Company's appeal.

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

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the 12 and 28 week periods ended February 12, 1999 and for the 12 and 28 week periods ended February 12, 2000 up until the date of sale on January 18, 2000, when the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

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

RESULTS OF OPERATIONS FOR TWELVE WEEK PERIODS ENDED FEBRUARY 12, 2000 ("2Q 2000") AND 1999 ("2Q 1999")

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:

                                           Twelve Week Periods Ended February 12,
                                     -------------------------------------------------
                                              2000                        1999
                                     ---------------------       ---------------------
                                      Amount          Pct*        Amount          Pct*
                                     -------          ----       -------          ----
                                           (Unaudited)                  (Unaudited)
Revenue:
Trade exchange:
  Association fees .............     $ 1,056            26%      $ 1,031            23%
  Transaction fees .............       3,078            74%        3,409            77%
                                     -------          ----       -------          ----
                                       4,134           100%        4,440           100%
                                     -------          ----       -------          ----
Costs and expenses:

Trade exchange .................       2,185            53%        3,143            71%

Selling, general, administrative       1,721            42%        1,597            36%
Discontinued operations ........        --            --             353             8%
Regulatory and litigation ......         101             2%          161             4%
Change in estimate for loss
  on disposal of BXI ...........        (585)          (14%)        --            --
Depreciation and amortization ..          97             2%          521            11%
                                     -------          ----       -------          ----
                                       3,519            85%        5,775           130%
                                     -------          ----       -------          ----

Income (loss) from operations ..         615            15%       (1,335)          (30%)

Other income (expense) .........          (3)         --            (145)           (3%)
                                     -------          ----       -------          ----

Income (loss) before taxes .....         612            15%       (1,480)          (33%)

Tax provision ..................        --            --            --            --
                                     -------          ----       -------          ----

Net income (loss) ..............     $   612            15%      $(1,480)          (33%)
                                     =======          ====       =======          ====

* Percent of Total Revenue

---------------------------------


Trade exchange revenue and costs

Total trade exchange revenue decreased slightly to $4,134 in 2Q 2000 as compared to $4,440 in 2Q 1999. Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") increased to 7% to $2,640 in 2Q 2000 from $2,464 in 2Q 1999. Revenue from the BXI trade exchange decreased to $1,494 in 2Q 2000 from $1,976 in 2Q 1999. The net assets and business of BXI Corporation were sold by the Company on January 18, 2000, so revenue of BXI is included in 2Q 2000 only for the period November 21, 1999 to January 18, 2000.

Association fee revenue for the ITEX Exchange increased to $780 in 2Q 2000 from $617 in 2Q 1999. There was a slight decrease in the average number of members, which was more than offset by an increase in the monthly cash association fee from $15 per cycle to $20 per cycle, which took effect for November 1999 and was applicable to the entire 2Q 2000. Future revenue from association fees is expected to remain at a higher level as a result of this higher cash fee structure. Transaction fees for the ITEX Exchange increased slightly to $1,860 in 2Q 2000 from $1,847 in 2Q 1999, despite the slight decrease in members, due to an increased average volume of trading per member. Total quarterly average revenue per member increased in 2Q 2000 to $203 (not in thousands) from $180 (not in thousands) in 2Q 1999.

Costs of trade exchange revenue decreased substantially in 2Q 2000 primarily as a result of the Company assuming the operations of two significant volume brokerages, after which commissions were not paid to brokers. The Sacramento brokerage was merged into the Company on October 20, 1999 in a business combination required to be accounted for as a pooling-of-interests. The Company has not restated prior period financial statements to include the effect of the Sacramento brokerage office as the effect was determined to be immaterial.
Also, the Company terminated a broker in New York City and opened its own office to service the existing client base. Also, BXI trade exchange revenue and costs of trade exchange revenue are included in 2Q 2000 only through January 18, 2000. The BXI commission structure was higher than that of ITEX and the resulting change in mix of revenue and costs contributed to the decrease in costs of trade exchange revenue as a percentage of total trade exchange revenue.

Lower levels of broker commissions are expected in the future, with some increases in selling, general and administrative expenses, which are discussed below, as a result of the Company assuming the facilities, personnel and other costs of these two brokerages. In late February 2000, the Company continued in this direction with the acquisition of the Seattle, Washington and Houston, Texas brokerage offices.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,721 in 2Q 2000 from $1,597 in 2Q 1999. In 2Q 2000, the effects of increased facilities, personnel, and other costs of the New York and Sacramento operations, which are now operated by the Company, were partially offset by several factors. These included reduced personnel levels in various departments at the Company's headquarters, terminating the publishing the Company's barter industry magazine (alt.finance), eliminating unnecessary expenses, and achieving success from increased efforts to reduce cash expenditures by obtaining various goods and services used by the Company in its operations by paying with ITEX Trade Dollars.

Costs and expenses of discontinued operations

During 2Q 1999, the Company incurred costs and expenses of $353 in connection with activities that have been discontinued. These are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Costs and expenses of regulatory and litigation matters

During 2Q 2000 and 2Q 1998, the Company incurred costs and expenses of $101 and $161, respectively, in connection with regulatory and litigation matters. These activities are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Change in estimate for loss on disposal of BXI

Upon completion of the sale in January 2000, the Company determined that the actual loss on disposal was $1,515 and, accordingly, in 2Q 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

Depreciation and amortization

Depreciation and amortization decreased to $97 in 2Q 2000 from $521 in 2Q 1999 primarily as a result of a charge of $387 against a reserve of $2,000 that was established in the year ended July 31, 1999 for the estimated loss on the disposal of BXI Corporation, which was completed on January 18, 2000.

Other income (expense)

Interest (expense) was ($130) in 2Q 2000 as compared to ($106) in 2Q 1999. In 2Q 2000, the Company realized a gain of $100 from the sale of the rights to publish its barter industry magazine.

RESULTS OF OPERATIONS FOR TWENTY EIGHT WEEK PERIODS ENDED FEBRUARY 12, 2000 ("2Q YTD 2000") AND 1999 ("2Q YTD 1999")

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:



                                          Twenty Eight Week Periods Ended February 12,
                                     -----------------------------------------------------
                                                2000                          1999
                                     -----------------------       -----------------------
                                      Amount            Pct*        Amount            Pct*
                                     --------           ----       --------           ----
Revenue:
Trade exchange:
  Association fees .............     $  2,334             26%      $  2,271             25%
  Transaction fees .............        6,479             74%         6,776             75%
                                     --------           ----       --------           ----
                                        8,813            100%         9,047            100%
                                     --------           ----       --------           ----
Costs and expenses:

Trade exchange .................        4,603             52%         6,101             68%
Selling, general, administrative        3,353             37%         3,471             38%
Discontinued operations ........           49              1%           976             11%
Regulatory and litigation ......          177              2%           921             10%
Change in estimate for loss
  on disposal of BXI ...........         (585)            (6%)         --             --
Depreciation and amortization ..          276              3%         1,102             12%
                                     --------           ----       --------           ----
                                        7,873             89%        12,571            139%
                                     --------           ----       --------           ----

Income (loss) from operations ..          940             11%        (3,524)           (39%)

Other income (expense) .........            5           --             (141)            (2%)
                                     --------           ----       --------           ----

Income (loss) before taxes .....          945             11%        (3,665)           (41%)

Tax provision ..................         --             --                5           --
                                     --------           ----       --------           ----

Net income (loss) ..............     $    945             11%      $ (3,670)           (41%)
                                     ========           ====       ========           ====

* Percent of Total Revenue


Trade exchange revenue and costs

Total trade exchange revenue decreased slightly to $8,813 in 2Q YTD 2000 as compared to $9,047 in 2Q YTD 1999. Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") increased 9% $5,472 in 2Q YTD 2000 from $5,029 in 2Q YTD 1999. Revenue from the BXI trade exchange decreased to $3,341 in 2Q YTD 2000 from $4,018 in 2Q YTD 1999. The net assets and business of BXI Corporation were sold by the Company on January 18, 2000, so revenue of BXI is included in 2Q YTD 2000 only for the period August 1, 1999 to January 18, 2000.

Association fee revenue for the ITEX Exchange increased to $1,644 in 2Q YTD 2000 from $1,443 in 2Q YTD 1999. There was a slight decrease in the average number of members, which was more than offset by an increase in the monthly cash association fee from $15 per cycle to $20 per cycle, which took effect beginning November 1999. Future revenue from association fees is expected to remain at a higher level as a result of this higher cash fee structure. Transaction fees for the ITEX Exchange increased 7% to $3,828 in 2Q YTD 2000 from $3,586 in 2Q YTD 1999, despite the slight decrease in members, due to an increased average volume of trading per member. Average revenue per member increased in 2Q YTD 2000 to $416 (not in thousands) from $367 (not in thousands) in 2Q YTD 1999.

Costs of trade exchange revenue decreased substantially in 2Q YTD 2000 primarily as a result of the Company assuming the operations of two significant volume brokerages, after which commissions were not paid to brokers. The Sacramento brokerage was merged into the Company on October 20, 1999 in a business combination required to be accounted for as a pooling-of-interests. Also, the Company terminated a broker in New York City and opened its own office to service the existing client base. Also, BXI trade exchange revenue and costs of trade exchange revenue are included in 2Q YTD 2000 only through January 18, 2000. The BXI commission structure was higher than that of ITEX and the resulting change in mix of revenue and costs contributed to the decrease in costs of trade exchange revenue as a percentage of total trade exchange revenue.

Lower levels of broker commissions are expected in the future, with some increases in selling, general and administrative expenses, which are discussed below, as a result of the Company assuming the facilities, personnel and other costs of these two brokerages. In late February 2000, the Company continued in this direction with the acquisition of the Seattle, Washington and Houston, Texas brokerage offices.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3,353 in 2Q YTD 2000 from $3,471 in 2Q YTD 1999. In 2Q YTD 2000, the effects of increased facilities, personnel, and other costs of the New York and Sacramento operations, which are now operated by the Company, resulted in increases. These increases were more than offset by reduced personnel levels in various departments at the Company's headquarters, terminating the publishing of the Company's barter industry magazine (alt.finance), eliminating unnecessary expenses, and achieving success from increased efforts to reduce cash expenditures by obtaining various goods and services used by the Company in its operations by paying with ITEX Trade Dollars. Additionally, the selling, general and administrative expense of BXI are included in 2Q YTD 2000 only through June 18, 2000.

Costs and expenses of discontinued operations

In 2Q YTD 1999, the Company incurred costs and expenses of $976 in connection with activities that have been discontinued. In 2Q YTD 2000, such costs totaled only $49. These activities are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Costs and expenses of regulatory and litigation matters

During 2Q YTD 2000 and 2Q 1998, the Company incurred costs and expenses of $177 and $921, respectively, in connection with regulatory and litigation matters. These are described in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

Change in estimate for loss on disposal of BXI

Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, in 2Q YTD 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

Depreciation and amortization

Depreciation and amortization decreased to $276 in 2Q YTD 2000 from $1,102 in 2Q YTD 1999 primarily as a result of a charge of $769 against a reserve of $2,000 that was established in the year ended July 31, 1999 for the estimated loss on the disposal of BXI Corporation, which was completed on January 18, 2000.

Other income (expense)

Interest (expense) was ($222) in 2Q YTD 2000 as compared to ($149) in 2Q YTD 1999. In 2Q YTD 2000, the Company realized gains on sales of portions of its Wade Cook stock, realizing $175, all of which has been recognized as gain because the stock had no carrying value in the financial statements. Also in 2Q YTD 2000, the Company realized a gain of $100 from the sale of the rights to publish its barter industry magazine.

LIQUIDITY AND CAPITAL RESOURCES

At February 12, 2000, the Company's working capital ratio was 1.14 to 1 as compared to 0.25 to 1 at July 31, 1999. The improvement resulted from the sale, for $4,000 cash, of the net assets and business of BXI Corporation on January 18, 2000, which significantly improved the liquidity and financial position of the Company. Portions of the proceeds were used to pay a remaining outstanding bank loan, borrowings from related parties, and to reduce payables attributable to operations and various other liabilities. At February 12, 2000, stockholders' equity increased to $1,413 from $174 at July 31, 1999 as a result of the Company's net income in 2Q YTD 2000 and because of the issuance of common stock in connection with the merger with the corporation that previously operated the Sacramento brokerage office.

For 2Q YTD 2000, the Company reported net cash (used in) operating activities of ($583) as compared to net cash (used in) operating activities of ($1,328) for 2Q YTD 1999. The improvement resulted from the discontinuance of various business activities not related to the Company's core business, changes in operating structures resulting in more Company owned and operated brokerage offices, termination of publishing of the Company's barter industry magazine (alt.finance), and increased use of ITEX Trade Dollars to pay for goods and services used in the Company's operations. During 2Q YTD 2000, the Company significantly reduced its operating liabilities using portions of the proceeds from the sale of the net assets and business of BXI Corporation, which caused cash flow from operating activities to remain negative for 2Q YTD 2000, despite significant improvements in operating results.

For 2Q YTD 2000, the Company reported net cash provided by investing activities of $3,956 as compared to net cash (used in) investing activities of ($180) for 2Q YTD 1999. During 2Q YTD 2000, the Company realized $4,000 cash from the sale of the net assets and business of BXI Corporation. Also in 2Q YTD 2000, the Company received $168 from payments (after related costs) in connection with the sale of the interest in the Samana resort property and $100 from the sale of the rights to publish the Company's barter industry magazine (alt.finance),

For 2Q YTD 2000, the Company reported net cash (used in) financing activities of ($680) as a result of repayment of loans from related parties of $480 and the repayment of $200 of bank loans. For 2Q YTD 1999, the Company reported net cash provided by financing activities of $1,200 primarily as a result of the completion of a private placement of convertible notes payable in which the Company realized net proceeds of $1,140.

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

o Martin Kagan Litigation.
  -----------------------

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company has answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys fees. To be effective, the referee's decision must be confirmed by the Multnamah County Circuit Court. Judgment has been entered and a bond filed for $550,000. The Company will vigorously pursue this matter an appeal. It is impossible to predict the outcome of an appeal. Management believes there are adequate reserves to cover any potential liability.

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


b.   Reports on Form 8-K

Filed January 28, 2000 related to the sale of the net assets and business of BXI Corporation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ITEX CORPORATION


     June 26, 2000                 /s/  Collins M Christensen
    ---------------                     ---------------------
             Date                       Collins M. Christensen, Director,
                                        President and Chief Executive Officer
                                        (principal executive officer and
                                        director)

                                  EXHIBIT INDEX




        EXHIBIT                                      DESCRIPTION


          27 Financial Data Schedule for the Twenty Eight Weeks Ended February 12, 2000