Form 10-K
period 2000-07-31
ITEX CORPORATION
filed 2000-10-31
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                            For The Fiscal Year Ended
                                  July 31, 2000

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                   93-0922994
   ----------------------------------              -----------------------
    State (or other jurisdiction of                    (IRS Employer
     Incorporation or organization)                  Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    No X
                                             --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The approximate market value of stock held by non-affiliates is $5,008,000 based upon 13,911,000 shares held by such persons and the close price of $0.36 on October 27, 2000. The number of shares outstanding of the Registrant's $0.01 par value common stock at October 27, 2000 was 16,200,000.

DOCUMENTS INCORPORATED BY REFERENCE Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

                Part III, Items 10, 11, 12 and 13 of this report

                      (This Form 10-K includes ____ pages)
                                ITEX CORPORATION
                                    FORM 10-K
                     For The Fiscal Year Ended July 31, 2000

                                      INDEX
                                                                           Page

----------
                                     PART I

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

General

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading retail trade exchanges in the United States and has licensees who operate trade exchanges in international markets in Mexico, Kuwait and Turkey. The ITEX retail trade exchange headquartered in Sacramento, California, has approximately 15,308 members (or "clients") who, collectively, make up the trade exchange, which operates as an unincorporated association. The trade exchange contracts with the Company to administer the exchange and to act as a third-party recordkeeper for transactions entered into by the members. ITEX works through approximately 72 independent brokers and seven Company owned and operated regional offices to service existing ITEX clients and enroll new clients.

From June 25, 1998 to January 18, 2000, the Company administered the BXI trade exchange ("BXI") through its wholly-owned subsidiary, BXI Corporation, based in Burbank California. The BXI trade exchange has approximately 13,800 members, which are serviced by approximately 100 independent brokers. On January 18, 2000, the net assets and business of BXI Corporation, including all assets used in operation of the BXI trade exchange, were sold. See Note 2 to Consolidated Financial Statements included in this Form 10-K.

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

Independent Brokers

Members of the exchange have a contractual relationship with the Company and are assigned to an independent broker or a Company operated regional office. A broker's responsibilities are to enroll new ITEX clients, train them in the use of the system, facilitate business among clients, monitor the delivery of goods and services between clients and assure payment of dues and fees to ITEX. In recent years, the number of member clients who have left the system as a percent of total member clients at the beginning of the fiscal year has been approximately 35% annually. New member client enrollment has basically offset this attrition resulting in the number of member clients remaining approximately the same during the three years and eight months.

In the four week accounting cycle ended July 13, 2000, the seven company owned offices servicing approximately 3,935 clients and the 20 largest independent broker offices servicing approximately 6,081 clients produced, 26.3% and 46.3% respectively of total net revenue of $643,000. The broker provides client members with information about goods and services that are available locally, nationally and internationally. ITEX brokers do not have exclusive contractual rights to operate in a geographical area. The ITEX broker contract provides for a five-year term unless the contract is terminated for cause (as explained in the contract). The contract automatically renews for subsequent five-year terms so long as the broker is not in breach and otherwise is in compliance with the contract and any policies and procedures then in place as adopted by the Company.

Independent brokers are paid a percentage of revenue collected from ITEX clients serviced by those brokers which generally ranges from 50% to 75% depending on the volume of transactions and net increases in the number of clients enrolled during each 28-day accounting cycle. For the four week accounting cycle ended July 13, 2000, payments to Independent brokers were 34.6% of revenues collected from ITEX clients which they serviced. New brokers are signed to standard contracts.

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

Purchase of Independent Broker Offices

Sacramento, California. On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The purchase price was paid by issuing 1,966,667 shares of the Company's restricted common stock that were assigned a value of $669,000. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office (the member list). Of the total purchase price, $390,000 was assigned to the right to service the member list, which is being amortized over a four-year period.

Operating Income of the Sacramento brokerage for the two years and the nine months ended September 30, 1999 prior to acquisition are as follows (unaudited):

                                     Nine Months
                                        Ended            Year Ended      Year Ended
                                     September 30,       December 31,    December 31,
                                        1999                1998            1997
                                     -------------       ------------    ------------

Revenue
  Membership fees .............       $ 164,375          $ 263,487       $  78,152
  Commissions .................         533,434            610,943         325,146
                                      ---------          ---------       ---------

     Total revenue ............       $ 697,809          $ 874,430       $ 403,298
                                      =========          =========       =========
Operating  income
 (loss) before
 depreciation
 and interest .................       $ 139,304          $ 215,983       $  (4,556)
                                      =========          =========       =========
Number of client
 members, end of
 period .......................       $     806          $     706       $     496
                                      =========          =========       =========

The Sacramento brokerage office was licensed to Collins M. Christensen on September 15, 1995. Mr. Christensen, the principal owner of the Sacramento brokerage business, is now President, Chief Executive Officer and a Director of the Company. Gerry Layo, minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000. Of the shares issued in the transaction, Mr. Christensen received 1,573,334 shares and Mr. Layo received 393,333 shares.

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

Employees

As of October 15, 2000, the Company employed approximately 90 persons. Additionally the approximately 72 independent ITEX brokers employ support staff estimated to total approximately 300 additional persons. The independent brokers and their employees are not employees of the Company.

Executive Officers of the Registrant

The directors and executive officers of the Company as of October 15, 2000 are as follows:

         NAME                  AGE            POSITION
---------------------------  -------        ------------------------------------
Dr. Evan B. Ames               60             Director
John Castoro                                  Vice President, Corporate Offices
Collins M. Christensen         42             President, Chief Executive
                                               Officer, Director
Robert I. Harris               53             Secretary and General Counsel
Lewis A. Humer, Jr.            40             Chief Operating Officer and
                                               Director
Robert Nelson                  52             Director
Dr. Charles T. Padbury         61             Director
Mary Scherr                    62             Director

Collins M. Christensen, President, CEO and Director, Director since 1999.

     Mr. Christensen, who was appointed President and Chief Executive Officer of the Company on May 21, 1999. Prior to becoming President of the Company, he had been the owner of a cellular telephone company and a limousine service. In 1995 he became an independent licensed broker for the Company and formed and operated an office in Sacramento, California. That office was acquired by the Company in May 1999. (See Item 1, Business, General, Purchase of Independent Broker Offices.

Evan B. Ames, Director since 1995.
     Dr. Ames is a Registered Investment Adviser registered with the Securities & Exchange Commission.

John Castoro,  Vice President, Corporate Offices since ________.
     Prior to coming to work as Vice President of Corporate Offices, Mr. Castoro worked as a Vice President of Barter Advantage, one of the leading independent exchanges in the United States, located in New York. There, he managed both for sales and trading. Prior to that Mr. Castoro was a trade director for the Company for three years.

Robert I. Harris, Esq., Secretary and General Counsel since May 1, 2000.
     Mr. Harris joined the Company on May 1, 2000 as General Counsel. In July 2000, he became secretary of the corporation. Prior to joining the Company, Mr. Harris was in private practice in Sacramento for 20 years.

Lewis A. Humer, Jr., age 40, Chief Operating  Officer.
     Mr. Humer joined the Company in March 1999 as Director of Training and was named Vice President of Operations in June 1999. Prior to joining the Company Mr. Humer was a Vice President of Operations and was an Operations Manager of two manufacturing companies. In 2000 he was named Vice President of Operations and Chief Operating Officer.

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

Mary Scherr, CTB, age 62, Director since 1986.
     Ms. Scherr served as Vice President of Broker Development and Director from 1993 to midyear 2000, and which time she ceased being an employee and officer, while remaining a Director. She had been appointed Senior Vice President in 1999 and so served until midyear 2000.

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

Operating losses and negative cash flow have been incurred in each of the last five fiscal years ended July 31, 2000. Such losses and negative cash flow resulted in part from increased staffing, marketing and administrative expenses while revenues remained relatively flat and in part by previous management focusing on new business ventures which required substantial cash investments. These non-core businesses have been discontinued. There can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

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

The Company was the subject of an investigation by this agency of the U.S. Government for over three years. On September 27, 1999, the SEC filed a civil Complaint in the United States District Court for the District of Oregon naming the Company and former officers and/or directors of the Company, Terry L. Neal, Michael T. Baer, Graham H. Norris, Cynthia Pfaltzgraff and Joseph M. Morris as defendants and alleging securities fraud and other securities law violations. In January 2000, the Company reached a settlement with the SEC for disposition of that litigation. Without admitting or denying the allegations of the SEC's Complaint, the Company consented to entry of a final judgment of permanent injunction. See, Item 3, Legal Proceedings.

o Delisting of stock from the Nasdaq Small Cap market.

Because the Company did not file reports to the Securities and Exchange Commission in a timely manner and citing public interest concerns, the NASD delisted the Company's common stock from the Nasdaq Small Cap stock market in December 1998. When eligible under the rules of the Small-Cap Market, the Company will apply for re-listing. However, there is no assurance that the Company will be able to be re-listed and management anticipates that the re-listing will, in any event, take several months to complete once the Company is eligible. This situation makes it more difficult for the Company to obtain financing.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

In February 2000, the Company purchased an office building in Sacramento, California and the Company moved its corporate headquarters to that location in June 2000. The consideration paid consisted of: (a) $200,000 cash, a promissory note for $300,000 with interest at 10%, with monthly interest payments only until August 29, 2001 at which time the entire principle is due, (c) 333,333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500,000 from the sale of the stock, and (d) 200,000 ITEX Trade Dollars. The Company has recorded the building at the total of the cash paid, the promissory note, and the value of the stock of $1,500,500 to be provided, altogether totaling $2,000,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller may foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is not included in stockholders' equity.

As of October 15, 2000, the Company had leased facilities as follows:

        Location                  Lease Expiration             Square Feet           Annual Rent
   ----------------------        -------------------           ------------      --------------------

   Portland, Oregon (1)           December 31, 2001            10,900             $ 209,900
   Seattle, Washington            June 30, 2000                   850             $  26,400(4)
   Costa Mesa, California         December 31, 2000             1,500             $  20,000

   St. Louis, Missouri            March 31, 2002                2,500             $  21,100
   Houston, Texas                 Month to Month                3,200                29,160
                                                                                                                 Trade dollars
   New York, New York             November 30, 2004             1,800             $  31,500

(1) Includes 1,300 square feet of office space sublet to a third party at an annual rent of $26,500.


ITEM 3.   LEGAL PROCEEDINGS

o SEC Inquiry

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

Plaintiff was a former employee and former officer of the Company whose employment agreement expired in April 1998. The parties settled the matter for an undisclosed amount, which is confidential by the terms of the settlement agreement, in January 2000 without any admission of liability and the case has been dismissed in its entirety. The amount for which the matter was settled was not significant to the Company's financial position.

o Martin Kagan Litigation.

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12,2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys' fees. To be effective, the referee's decision must be confirmed by the Multnamah County Circuit Court Judgment has been entered and a bond filed for $550,000. The company has bonded the judgment that has been entered and guaranteed the bond with a certificate of deposit for $550,000. The company has appealed and has been advised by its counsel that it has a reasonable chance for success in overturning the decision.

o IBTEX, A.G. Litigation.

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act.

The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months.

o Wade Cook Financial Corporation Litigation.

During February 1998, an action was filed in Washington (Seattle) State Court by Associated Reciprocal Traders, Ltd., ("ART") an ITEX wholly owned subsidiary, based on Wade Cook Financial Corporation's ("WCFC") refusal to permit transfer, without restricted legend, of WCFC stock issued to ART in exchange for a media due bill. ART filed a Motion for Replevin and Preliminary Injunction requesting delivery and transfer of the certificates of WCFC stock to ART based upon compliance by ART with the requirements of Rule 144 of the Securities Act of 1933. After two separate hearings, on October 2, 1998, the Court ruled that the requirements of Rule 144 had been met, but that issues raised by WCFC concerning the radio spots, pursuant to the due bill, required a trial of the merits of the action. During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to a ight of first refusal by WCFC. The settlement agreement also provided for the transfer of 300,000 ITEX trade dollars to WCFC, which the Company has completed. As of April 28, 2000, the Company had realized approximately $176,000 from the sale of approximately 451,000 shares of its Wade Cook common stock.

o "John Doe" Litigation.

In July 1998, the Company filed an action in Multnomah County, Oregon, State Court against 100 John Doe defendants, that is, individuals whose identities were, at the time of filing, unknown to the Company. The Complaint arose from certain anonymous postings on the Internet which the Company believed constituted intentional interference with the Company's economic relationships, unfair trade practices, civil conspiracy and, with respect to then President of the Company Graham H. Norris, defamation. The Complaint sought monetary damages and injunctive relief. After filing the Complaint, the Company subpoened certain Internet Service Providers to determine the true identity of the anonymous posters. Various amendments to the Complaint were filed naming certain defendants until the Company's Fifth Amended Complaint was filed naming Leslie
L. French and adding a claim for breach of a settlement agreement previously entered into between Mr. French and the Company in connection with other litigation in 1997. Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denied the allegations of the counterclaims. In April 2000 the parties agreed upon and executed a settlement of the matter, which resulted in the dismissal of the entire action. The amount for which the matter was settled was not significant to the Company's financial position.

o Desert Rose Foods Litigation.

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorneys fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case. and is vigorously defending the matter. The Company believes  Plaintiff's  complaint  is  frivolous.  The Company  has  successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. The matter is set for trial in April 2001.

o Antelope Company v. Zoring.

The Company was served with a summons and complaint on June 1, 2000, in the matter of Antelope Company v. Zoring International Incorporated and ITEX Corporation, filed in the District Court of the City and County of Denver, olorado. The complaint alleges that in December 1997, the plaintiff entered into a lease with Zoring of certain office space in Denver, Colorado, and that ITEX guaranteed the lease. Zoring is alleged to have defaulted on the lease and the plaintiff is seeking to enforce the lease guaranty. The Company agrees that the lease was breached, but contends that the plaintiff failed to mitigate its damages. The Company intends to defend the action and has set up a reserve for loss in the event that the plaintiff is successful. The matter is presently pending the assignment of a trial date and the completion of discovery.

o Metro Sales v ITEX.

On May 28, 2000, the Company was served with a summons and complaint out of the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action.

o Skiers Edge Litigation.

On June 19, 2000, the Company was served with a summons and complaint out of the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company is defending this matter and does not foresee any material impact from this matter.

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

The following are the Company's common stock high and low closing sales prices for fiscal years 2000 and 1999:
                                                   Sale Prices
                                             ------------------------
                                                High          Low
                                             ---------    ------------
      Fiscal 2000
-------------------------------
Fiscal quarters ended:
   July 31, 2000                                $0.60          $0.42
   May 7, 2000                                   1,78           0.35
   February 12, 2000                             0.72           0.22
   November 20, 1999                             0.40           0.22

     Fiscal 1999
------------------------------
Fiscal quarters ended:
   July 31, 1999                                $ .88          $ .63
   May 7, 1999                                   1.00            .75
   February 12, 1999                             1.00            .63
   November 20, 1998                             2.00           1.81

As of July 31, 2000 there were approximately 4,000 holders of record of the Company's common stock.

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

                                                            For the fiscal years ended July 31,
                                         -------------------------------------------------------------------
                                            2000          1999           1998         1997          1996
                                         ------------   ----------    ----------    ----------   -----------
                                                            (in thousands, except per share data)

Total revenue ...............               $13,642      $ 19,173     $ 11,389      $ 11,602     $ 13,526

Loss from operations ........                  (973)       (9,649)      (6,357)       (2,212)        (757)

Net income (loss) .............               1,455       (10,023)      (4,777)       (1,894)      (2,402)

Net income (loss)
loss per common share
  Basic  ....................                  0.11         (0.87)       (0.61)        (0.27)       (0.37)
  Diluted ....................                 0.09         (0.87)       (0.61)        (0.27)       (0.37)

Total assets ................                 8,533         6,629       12,956         8,144        7,466

Working capital (deficit) ...                 1,610        (4,672)        (687)        2,050        1,363

Long-term debt and capital
 lease obligations, including
 current portion ............                   571         1,398          359           164          330

Stockholders' equity
 (deficiency) ...............                 3,630           174        9,211         6,922        6,055

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

Although the Company has incurred operating losses from its trade exchange operations for the fiscal years ended July 31, 2000, 1999 and 1998, the operating loss for fiscal 2000 was greatly reduced from those of the prior years. The prior year losses were increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:

                                       Fiscal Years Ended July 31,
                                       ---------------------------
                                2000               1999                1998
                                ----               ----                ----
                          Amount   Pct*      Amount    Pct*   Amount     Pct*
                          ------   ----     -------    ----   ------     ----
Revenue:
 Trade exchange:
  Association   fees           $ 4,074    30%     $ 4,998    26%    $ 2,825    25%
  Transaction  fees              9,568    70%      13,875    72%      6,690    59%
  License fees                     --     --          300     2%        150     1%
                               -------   -----    -------   ------  -------  ------
                                13,642   100%      19,173   100%      9,665    85%
                               -------   -----    -------   ------  -------  ------
                                13,642   100%      19,173   100%     11,389   100%
                               -------   -----    -------   ------  -------  ------
Costs and expenses:
 Trade exchange                  7,075    52%      12,953    68%      6,519    57%
 Corporate trading                 --     --         --      --       1,589    14%
 Selling, general and
   administrative                7,211    53%       7,277    38%      5,587    49%
 Discontinued operations            49    --        2,318    12%      1,693    15%
 Regulatory and litigation         569     4%       1,770     9%      1,584    14%
 Writedowns (BXI and Samana)       --     --        2,508    13%        --     --
 Change in estimate for loss
    on disposal of BXI            (785)   (6%)       --      --         --     --
Depreciation and amortization      496     3%       1,996    10%        774     7%
                               -------   -----    -------   ------  -------  ------
                                14,615   107%      28,822   150%     17,746   156%
                               -------   -----    -------   ------  -------  ------
Loss from operations              (973)   (7%)     (9,649)  (50%)    (6,357)  (56%)
Other income (expense)             543     4%        (369)   (2%)     3,417    30%
                               -------   -----    -------   ------  -------  ------
Loss before taxes                 (430)   (3%)    (10,018)  (52%)    (2,940)  (26%)
Tax provision (credit)          (1,885)  (14%)          5    --       1,837   (16%)
                               -------   -----    -------   ------  -------  ------
Net income (loss)               $1,455    11%    ($10,023)  (52%)  $ (4,777)  (42%)
                               =======   =====    =======   ======  =======  ======
* Percent of Total Revenue










The following table sets forth selected consolidated financial information of the Company on a pro forma basis, excluding revenue, costs and expenses related to BXI Corporation, whose net assets and business were sold by the Company on January 18, 2000, with amounts also expressed as a percentage of net revenues:


                                                  Fiscal Years Ended July 31,
                                                       2000          1999
                                                       ----          ----
                                                 Amount   Pct*    Amount    Pct*
                                                 ------   ----    ------    ----
Revenue:
 Trade exchange:
  Association   fees                            $ 3,384     30%  $ 2,680     25%
  Transaction  fees                               6,917     70%    7,911     72%
  License fees                                     --       --       300      3%
                                                -------    ----- -------   -----
                                                 10,301    100%   10,891    100%
 Corporate trading                                 --       --       --      --
                                                -------    ----- -------   -----
                                                 10,301    100%   10,891    100%
                                                -------    ----- -------   -----
Costs and expenses:
 Trade exchange                                   4,454     43%    6,729     62%
 Selling, general and
   administrative                                 5,365     52%    5,387     49%
 Discontinued operations                             49     --     2,318     21%
 Regulatory and litigation                          609      6%    1,770     17%
 Writedowns (BXI and Samana)                       --       --     2,508     23%
Depreciation and amortization                       496      4%      564      5%
                                                -------    ----- -------   -----
                                                 10,973    106%   19,276    177%
                                                -------    ----- -------   -----
Loss from operations                               (627)    (6%)  (8,385)   (77%)
Other income (expense)                              543      6%     (437)    (4%)
                                                -------    ----- -------   -----
Loss before taxes                                (1,215)   (12%)  (8,822)   (81%)
Tax provision (credit)                           (1,885)   (18%)       5     --
                                                -------    ----- -------   -----
Net income (loss)                                $  670      6%  ($8,827)   (81%)
                                                =======    ===== =======   =====
* Percent of Total Revenue

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

Total trade exchange revenue decreased $5,531, or 29%, from $19,173 in 1999 to $13,642 in 2000. Total trade exchange revenue included revenue from the BXI trade exchange of $8,588 in 1999 from the full-year operation of BXI and $3,341 in 2000 from operation of BXI from August 1, 1999 until the disposal of the business and net assets of BXI Corporation on January 18, 2000.

Following are the components of association fees and transaction fees applicable to the ITEX trade exchange, which are included in the above consolidated totals:

                                       2000      1999        1998
                                     --------   -------     ------

 Association fees                    $  3,384    $2,680     $2,632
 Transaction fees                       6,917     7,911      6,314
                                     --------    ------     ------
   Total                               10,301    10,591      8,946
                                     ========    ======     ======

The average number of members of the ITEX trade exchange during fiscal 1999, 1998 and 1997 and the average trade exchange revenue per member were as follows:

                                       2000      1999        1998
                                     --------   -------     ------

 Average number of members            13,927     13,746     13,495
 Average annual revenue per member      $740       $770       $663

Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 52%, 68%, and 67% in fiscal 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 resulted primarily from the inclusion of the full year of operation in 1999 of the BXI trade exchange (which has a higher broker commission structure that the ITEX trade exchange. The decrease from 1999 to 2000 resulted from operation of the BXI trade exchange for only part of fiscal 2000 up to January 18, 2000 and also from lower independent broker commissions in the ITEX trade exchange resulting from the Company's acquisition and operation of the formerly independent brokerages in Sacramento, Seattle, and Houston.

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

Management has not emphasized the corporate and industrial trading market in recent years, nor will it be in the future, other than those transactions that will benefit the retail trade exchanges. As a result, no revenue or costs were incurred in fiscal 1999 and 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $66 from 1999 to 2000. A decrease of $1,024 resulted from the operation of the BXI trade exchange for a full year in 1999 as compared to only part of fiscal 2000 up to January 18, 2000. In 2000, the consolidated total included $768 and in 1999, the consolidated total includes $1,792 in selling general and administrative costs related to operation of the BXI trade exchange. This decrease was primarily offset by costs of Company owned and operated brokerages that were acquired during fiscal 2000. The decrease was further offset by an increase in salaries of approximately $___________. This increase is due to an increase in the number of employees as well as a new officer bonus plan implemented in fiscal 2000. During fiscal 2000, there was $339 in expenses related to this plan.

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

Change in estimate for loss on disposal of BXI.

Upon completion of the sale of the net assets and business of BXI Corporation, the Company determined that the actual loss on disposal was $1,515 and, accordingly, in 2000, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $485, which is shown separately as a reduction of costs and expenses in the statement of operations. The Company also reversed an additional liability of $100 that was no longer necessary after the disposal of BXI, increasing the gain on change in estimate to $585.

Depreciation and amortization.

Depreciation and amortization decreased to $496 in 2000 from $1,996 in 1999 primarily as a result of depreciation and amortization in 1999 related to BXI. The net assets and business of BXI Corporation were disposed of on January 18, 2000. Depreciation and amortization for 2000 includes $192 related to the newly purchased assets of the Sacramento headquarters office building and the independent brokerages in Sacramento, Houston, and Seattle. Total depreciation and amortization was also decreased in 2000 by certain customer lists becoming fully amortized.

Other income (expense).

Interest (expense) was ($271) in 2000 as compared to ($302) in 1999. In fiscal 2000, the Company accrued interest income of $331 related to income tax refund receivable. In 2000, the Company realized gains on sales of portions of its Wade Cook stock, realizing $235, all of which has been recognized as gain because the stock had no carrying value in the financial statements. Also in 2000, the Company realized a gain of $100 from the sale of the rights to publish its barter industry magazine and another gain of $100 from an extension fee with regard to the sale of the assets and business of BXI Corporation. Additionally, in 2000 the Company received a net fee of $150 for the transfer of certain marketing information to a third party.

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

Liquidity and Capital Resources

During fiscal 2000, the Company reported net cash (used in) operations of ($1,187) in the consolidated statements of cash flows, as compared to cash used in operations of ($1,535) and (3,302) in fiscal years 1999 and 1998, respectively. Factors contributing to the negative cash flow include unprofitable operations, discontinued operations, settlements of disputes and litigation and legal and accounting costs connected with the Company's regulatory matters and expenditures. Currently management is attempting to reduce such negative cash flows by discontinuing and liquidating, to the extent possible, assets and operations outside the Company's core business. To facilitate this effort, management is refocusing capital resources on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

During the years ended July 31, 2000, 1999 and 1998, the Company raised funds and capital as follows:

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

At July 31, 2000, the Company had a total of 698 trade dollars that were available for future expenditures. In fiscal 2000, the Company earned a total of 12,773 trade dollars and expended a total of 13,284 trade dollars.

At July 31, 1999, the Company had a total of 1,209 trade dollars that were available for future expenditures. In fiscal 1999, the Company earned a total of 12,745 trade dollars and expended a total of 15,566 trade dollars.

At July 31, 1998, the Company had a total of 4,030 trade dollars that were available for future expenditures. In fiscal 1998, the Company earned a total of 13,145 trade dollars and expended a total of 9,901 trade dollars Inflation

Since inflation has been moderate in recent years, inflation has not had a significant impact on the Company. Inflation is not expected to have a material future effect.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company at July 31, 2000 and 1999 and for the three fiscal years ended July 31, 2000, and the report of Ehrhardt, Keefe, Steiner & Hottman, P.C., independent public accountants are included as listed in Item 14 of this Form 10-K.

                                     PART V

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

The following documents are filed as part of this Report:

(a)   1.   Financial statements.

           Report of Ehrhardt Keefe Steiner & Hottman PC, Independent Public
            Accountants

           Consolidated balance sheets at July 31, 2000 and 1999

           Consolidated statements of operations for the fiscal years ended
            July 31, 2000, 1999 and 1998

           Consolidated statements of stockholders' equity for the fiscal years ended July 31, 2000, 1999 and 1998

           Consolidated statements of cash flows for the fiscal years ended July
            31, 2000, 1999 and 1998

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

Date:  October 30, 2000
                                ITEX CORPORATION

October 30, 2000               /s/ Collins M. Christensen
                                --------------------------

                                Collins M. Christensen, Director, President and Chief Executive Officer (principal executive officer and director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Collins M. Christensen                                 October 30, 2000
--------------------------
Collins M. Christense, Director, President
and Chief Executive Officer (principal
executive officer and director)

/s/ Dr. Evan B. Ames                                       October 30, 2000
--------------------
Dr. Evan B. Ames, Director

/s/ Robert Nelson                                          October 30, 2000
-----------------
Robert Nelson, Director

/s/ Dr. Charles Padbury                                    October 30, 2000
-----------------------
Dr. Charles Padbury, Director





                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Itex Corporation
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Itex Corporation as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three year period ended July 31, 2000 in conformity with generally accepted accounting principles.

                                    /s/Ehrhardt Keefe Steiner & Hottman PC
                                       Ehrhardt Keefe Steiner & Hottman PC

October 10, 2000
Denver, Colorado

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                  July 31,
                                                                            --------------------
                                                                              2000        1999
                                                                            --------    --------
                                   Assets
Current assets:
     Cash and equivalents ...............................................   $    960    $    203
     Restricted cash ....................................................        556        --
     Accounts receivable ................................................        659       1,143
     Income tax refund and related interest receivable ..................      2,216        --
     Prepaids and other current assets ..................................        117         228
                                                                            --------    --------
         Total current assets ...........................................      4,508       1,574

Property and equipment, net of accumulated depreciation of
  $772 and $635 .........................................................      2,698         523

Goodwill and purchased member lists, net ................................        792       3,866

Note receivable from sale of Investment in Samana Resort ................        350         518
Available for sale securities ...........................................        113        --
Other assets ............................................................         72         148
                                                                            --------    --------

               Total assets .............................................   $  8,533    $  6,629
                                                                            ========    ========

                Liabilities and stockholders' equity and Current liabilities:
     Bank lines of credit ...............................................       --      $    200
     Long-term debt and capital lease obligations, current portion ......         66       1,189
     Accounts payable ...................................................        723         675
     Accounts payable to brokers ........................................        813       1,167
     Accrued incentive compensation .......................................      339         --
     Deferred revenue ...................................................       --           586
      Notes payable to related parties ..................................       --           480
     Other current liabilities ..........................................        957       1,949
                                                                            --------    --------
         Total current liabilities ......................................      2,898       6,246
                                                                            --------    --------

Long-term debt and capital lease obligations ............................        505         209
                                                                            --------    --------
Total liabilities .......................................................      3,403       6,455
                                                                            --------    --------
Common stock subject to a put (333,333 shares outstanding) ..............      1,500        --
                                                                            --------    --------

Commitments and contingencies ...........................................       --          --
                                                                            --------    --------


Stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized;
      15,838 and 11,762 shares issued and outstanding ...................        159         118
     Additional paid-in capital .........................................     28,977      27,130
     Unrealized gain on marketable securities ...........................        113
     Treasury stock, at cost (2 shares in 2000 and 1999) ................        (10)        (10)
     Accumulated deficit ................................................    (25,609)    (27,064)
                                                                            --------    --------
         Total stockholders' equity .....................................      3,630         174
                                                                            --------    --------

                Total liabilities and stockholders' equity ..............   $  8,533    $  6,629
                                                                            ========    ========


    The accompanying notes are an integral part of the consolidated financial statements.






ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                     For the fiscal years ended July 31,
                                                      --------------------------------
                                                       2000         1999        1998
                                                      --------    --------    --------

 Revenue:
     Trade exchange revenue .......................   $ 13,642    $ 19,173    $  9,665
     Corporate trading revenue ....................       --          --         1,724
                                                      --------    --------    --------
                                                        13,642      19,173      11,389
                                                      --------    --------    --------
 Costs and expenses:
     Costs of trade exchange revenue ..............      7,075      12,953       6,519
     Costs of corporate trading ...................       --          --         1,589
     Selling, general and administrative ..........      7,211       7,277       5,587
     Costs and expenses of discontinued
      activities ..................................         49       2,318       1,693
     Costs and expenses of regulatory and
      litigation matters ..........................        569       1,770       1,584
      Writedowns of BXI and Samana ................       --         2,508
      Change in estimate for loss on BXI disposal .       (785)       --          --
      Depreciation and amortization ...............        496       1,996         774
                                                      --------    --------    --------
                                                        14,615      28,822      17,746
                                                      --------    --------    --------

 Loss from operations .............................       (973)     (9,649)     (6,357)
                                                      --------    --------    --------

 Other income (expense):
   Interest income on tax refunds .................        331        --          --
   Other interest income (expense), net ...........       (271)       (302)         86
   Gain on sale of securities .....................        235        --         3,315
   Miscellaneous, net .............................        248         (67)         16
                                                      --------    --------    --------
                                                           543        (369)      3,417
                                                      --------    --------    --------

 Income (loss) before income taxes ................       (430)    (10,018)     (2,940)

 Income taxes (benefit) expense ...................     (1,885)          5       1,837
                                                      --------    --------    --------

 Net income (loss) ................................   $  1,455    $(10,023)   $ (4,777)
                                                      ========    ========    ========


Average common and equivalent shares:
  Basic ...........................................     13,840      11,585       7,912
                                                      ========    ========    ========

            Diluted                                     15,775
                                                      ========


           Net income (loss) per common share:
             Basic                                    $   0.11     $ (0.87)  $   (0.61)
                                                      ========     =======   =========

             Diluted                                  $   0.09     $ (0.87)  $   (0.61)
                                                      ========     =======   =========

    The accompanying notes are an integral part of the consolidated financial statements.






ITEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the fiscal years ended July 31, 1999, 1998 and 1997 (in thousands)




                                                                                        Unrealized
                                 Common Stock           Preferred Stock     Additional   Gain on
                              --------------------    --------------------    paid-in   Marketable  Accumulated  Treasury
                               Shares      Amount      Shares      Amount     Capital   Securities   Deficit     Stock     Total
                              --------    --------    --------    --------   ---------- ----------  --------   -------   --------


Balance, July 31, 1997 ......      7,207    $     72        --          --     $   19,114  $    --    $ (12,264)     --   $  6,922

Common stock sold for cash ..        150           2        --          --            598       --         --        --        600

Preferred stock sold for cash         --          --        54           1          4,729       --         --        --      4,730

Stock, options and warrants
  issued for goods and
  services ..................        237           2        --          --            744       --         --        --        746

Stock for warrants swap .....        250           2        --          --            998       --         --        --      1,000

Preferred stock conversion ..      3,564          36       (54)         (1)           (35)      --         --        --         --

Treasury stock purchased             --           --        --          --             --       --         --        (10)      (10)

Net loss ....................        --           --        --          --             --       --       (4,777)     --     (4,777)
                                --------    --------    --------    --------   ----------  ---------  --------   -------   --------

Balance, July 31, 1998 ......     11,408         114        --          --         26,148       --      (17,041)     (10)    9,211

Common stock sold for cash ..         10          --        --          --             10       --          --       --        (10)

Stock, options and warrants
  issued for goods and
  services ..................         19           1        --          --           235        --          --        --        236

Stock for warrants swap .....        325           3        --          --           737        --          --        --        740

Net loss ....................        --           --        --          --            --        --      (10,023)      --    (10,023)
                                --------    --------    --------    --------   ----------  ----------  --------   -------   --------

Balance, July 31, 1999 ......     11,762         118        --          --        27,130        --      (27,064)     (10)       174

Acquisition of Houston,
  Seattle, and Sacramento
  brokerages and
  Sacramento building ......       2,309          24        --          --           917        --          --        --        941

Common stock issued to pay
  convertible promissory
  notes ....................       1,134          11        --          --           702        --          --        --        713

Stock, options and warrants
  issued for goods and
  services .................         633           6        --          --           228        --          --        --        234

Increase in unrealized
 gain ......................          --          --        --          --            --        113                             113

Net income ..................         --          --        --          --            --         --      1,455        --      1,455
                                --------    --------    --------    --------   ----------  ---------   --------   -------   --------


Balance, July 31, 2000 ......     15,838    $    159    $   --      $   --     $  28,977   $    113    $(25,609)  $  (10)   $ 3,630
                                ========    ========    ========    ========   ==========  =========   ========   =======   ========






    The accompanying notes are an integral part of the consolidated financial statements.



ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                          For the fiscal years ended July 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Cash flows from operating activities
  Net income (loss) ...................................   $  1,455    $ (10,023)  $ (4,777)
  Items to reconcile to net cash (used in) operations:
   Depreciation and amortization ......................      1,265       1,996
                                                                                       774
   Writeoffs and writedowns ...........................       --         3,481        --
   Gain on sales of securities ........................       (235)       --        (3,315)
   Stock and options given for goods and services .....        234         976       1,746
   Costs charged to reserve for loss on BXI disposal ..       (769)       --          --
   Change in estimate for loss on BXI disposal ........       (785)       --          --
 Changes in operating assets and liabilities:
    Accounts and notes receivable .....................       (144)        215        (159)
     Income tax refund receivable .....................     (2,216)        254        (254)
     Deferred taxes ...................................       --          --         1,224
    Prepaids and other assets .........................        (55)        367        (131)
    Accounts payable and other liabilities ............       (115)      1,212         376
    Accounts payable to brokers .......................        178          48         567
    Deferred revenue ..................................       --           (61)        647
                                                          --------    --------    --------
      Net cash (used in) operating activities .........     (1,187)     (1,535)     (3,302)
                                                          --------    --------    --------

Cash flows from investing activities:
    Proceeds from disposal of BXI .....................      4,000        --          --
    Payments received on disposal of Samana ...........        168        --          --
    Sacramento building and purchased brokerages ......       (400)
    Proceeds from sales of securities .................        235        --        (3,315)
    BXI Corporation acquisition .......................       --          --        (3,585)
    Investments in Samana and other entities ..........       --          --        (1,726)
    Equipment, information systems and other ..........       (125)       (420)       (302)
                                                          --------    --------    --------
     Net cash provided by (used in) investing
      activities ......................................      3,878        (420)     (2,298)
                                                          --------    --------    --------

Cash flows from financing activities:
  Proceeds from sales of stock ........................       --            10       5,320
  (Payments) proceeds of related party notes payable ..       (480)        480        --
  Proceeds from third party indebtedness ..............       --         1,140         403
  Repayments of third party indebtedness ..............       (898)       (408)       --
                                                          --------    --------    --------
    Net cash provided by (used in) financing activities     (1,378)      1,222       5,723
                                                          --------    --------    --------
Net increase (decrease) in cash and equivalents .......      1,313        (733)        123
Cash and equivalents at beginning of period ...........        203         936         813
                                                          --------    --------    --------
Cash and cash equivalents at end of period ............   $  1,516    $    203    $    936
                                                          ========    ========    ========

Supplemental cash flow information
   Cash paid for interest                                 $    289    $     82    $     14
   Cash paid for income taxes                                 ---            5         867

Supplemental  noncash  investing  and  financing
   Stock issued for  purchases of Sacramento, Houston
   and Seattle brokerages and Sacramento office
   building, including common stock subject to a put
   of $1,500                                              $  2,441    $     ---   $   ---

Debt and preferred stock converted to common stock             713          ---      4,730


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

Historically, a significant portion of ITEX trade dollars expended has been for advertising in various forms. The Company historically has not conducted significant advertising transactions in cash; therefore, ITEX trade dollars expended for these advertising items are not reflected as revenue or costs in the accompanying financial statements. In implementing its accounting policies and procedures, the Company has considered the guidance of EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", which was written in the context of Internet companies bartering with one another for web advertising, but applies to other industries as well. Issue 99-17 was initially considered by the EITF in November 1999 and was concluded in January 2000. EITF 99-17 specifically addresses advertising barter transactions for which there is no ultimate realization in cash. It tentatively concludes that revenue and expenses from such transactions should be recognized in financial statements (at fair value) only if an entity has a historical practice of receiving or paying cash for similar transactions. The EITF indicated that the notion of a "historical practice" should be similar to the guidance in EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits." EITF 93-11 establishes high thresholds in accounting for barter transactions such as " . . . if an entity can convert the barter credits into cash in the near term, as evidenced by a historical practice of converting barter credits into cash shortly after receipt, or if independent quoted market prices exist for items to be received .
 . ." The Company's barter transactions denominated in ITEX trade dollars do not meet the high thresholds contemplated in EITF 93-11 as applied with respect to EITF 99-17 of cash equivalency or convertibility to cash. Also, they are not transactions for which the Company has a historical practice of receiving or paying cash for similar transactions. Accordingly, the Company has not recorded transactions denominated in ITEX trade dollars. If there are any significant transactions in the future that meet these high thresholds, the Company will report them in the financial statements at fair value in accordance with Opinion 29.

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

Trade Dollar Activity. The following table summarizes the trade dollar activity of the Company for each of the fiscal years ended July 31, 2000, 1999 and 1998 (unaudited):

                                     Fiscal years ended July 31,
                                    -----------------------------
                                      2000      1999       1998
                                    -------    -------    -------

Trade dollars earned ............    12,773     12,745     13,145
Trade dollars expended ..........    13,284     15,566      9,901
                                    -------    -------    -------
Net (decrease) increase .........      (511)    (2,821)     3,244
                                    =======    =======    =======
 Trade dollars at fiscal year end       698      1,209      4,030
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

Cash and Equivalents. Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk. At July 31, 2000, the Company maintained its major cash balances at one financial institution located in Portland, Oregon. The balances are insured by the Federal Deposit Insurance Corporation up to $100. At July 31, 2000, the Company's uninsured cash balances totaled $647.

Property and Equipment. Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life. When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in the statement of operations. The costs of repair and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over useful lives of three to five years for furniture and equipment and 20 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or lease term.

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

Valuation of Investment in Samana Resort. At July 31, 1998, the carrying value of the investment in the Samana resort property was equal to its cash cost of $1,026. During the fiscal year ended July 31, 1999, new management of the Company decided to liquidate this investment instead of holding it for development or other means of realizing value. In fiscal 2000, the Company liquidated this investment by selling the property back to the parties from whom the Company had originally purchased the property. At July 31, 1999, the investment in the Samana resort was carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company has received cash of $200 from the buyers (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of $350 in accordance with the terms of the sale agreement and such payment is overdue. The Company is contemplating legal action to enforce the terms of the sale agreement. In any event, the Company has retained title to the property and believes that it will recover the remaining net book value of $350 either from the current debtors or from resale of the property to another party.

Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2000, the Company determined no impairment was appropriate.

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

Income (Loss) Per Share. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation on the face of the statement of operations of both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Fair Value of Financial Instruments. All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 2000.

Estimates and Assumptions. Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and also disclosures about contingent assets and liabilities. Significant estimates include the fair value of non-monetary transactions, various litigation matters described herein, collectibility of notes receivable and the recoverability of certain intangible assets. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications. Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 2000 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

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

During June 1998, the Company completed the acquisition of the remaining 50% interest in BXI for $3,725 in cash. In connection with this purchase, the Company agreed to make certain shares of common stock and options available to BXI Brokers who will continue as BXI brokers for a three-year period after the date of closing. The warrants will be exercisable for three years after distribution to the brokers. These securities have been valued at $150 in accounting for the acquisition.

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

The following unaudited pro forma information represents the results of operations of the Company as if the acquisition of BXI had occurred on August 1, 1997, after giving effect to amortization of the cost of the customer list and acquisition cost in excess of the fair value of net assets acquired, depreciation of acquired property and equipment and the assumed issuance on August 1, 1997 of 2,808 shares of common stock (in conjunction with the preferred stock conversion). The shares represent the pro rata portion of the total number of shares of common stock issued in the Company's private placement during the fiscal year ended July 31, 1998 which provided funds to enable completion of the acquisition.

                            Year ended
                             July 31,
                              1998
                            --------

Revenue .................   $ 19,169

Net loss ................     (6,173)

Net loss per common share      (0.90)


The unaudited pro forma information does not purport to be indicative of the results which would actually have been achieved had the acquisitions occurred as of the date of the period indicated or which may be obtained in the future.

In May 1999, the Board of Directors decided to sell the net assets and business of BXI Corporation. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000, which was paid by the buyer in cash. On the measurement date in May 1999, the Company recorded an estimated loss on the disposal of $2,000 which included an estimated loss from operations and disposition of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $780. The primary assets included in the consolidated balance sheet as of July 31, 1999 and 1998, with respect to BXI Corporation consisted of customer lists and goodwill, with net book values of $3,646 and $2,106 for 1999 and $5,000 and $2,316 for 1998, respectively and accounts receivable with net book value of approximately $730. These amounts were further reduced by the reserve for estimated loss on the disposal of BXI of $2,000 at July 31, 1999.

During the period from August 1, 2000 to January 18, 2000, $769 was charged to the reserve of $2,000 that was established during fiscal 1999. On January 18, 2000, the Company sold the assets and business of BXI Corporation for $4,000 cash. Upon completion of the sale, the Company determined that the actual loss on disposal was $1,515 and, accordingly, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $585, which is shown separately as a reduction of costs and expenses in the statement of operations.

NOTE 3 - SALES OF OTHER ASSETS

Samana. During fiscal 2000, the Company sold its investment in the Samana resort property to the parties from whom the Company had originally purchased the property for $550. The property was previously written down in fiscal 1999 to $518, based on the selling price less related costs of $32. The purchasers have paid a total of $200. The remaining balance due of $350 has not been paid in accordance with the terms of the sale and the Company is contemplating legal action to enforce the terms of the sale agreement. The Company believes that it will recover the unpaid balance of $350 either from the current debtors or from resale of the property to another party.

Magazine Publishing Rights. During fiscal 2000, the Company sold the rights to publish its magazine related to the commercial barter industry for $100, which was received in cash. There were no assets with book value in the balance sheet with respect to the magazine publishing rights. The gain of $100 has been included in other income.

Marketing Information. During fiscal 2000, the Company conveyed certain marketing information to a third party for a net fee of $150, which has been included in other income as these were no assets with book value included in the balance sheet.

NOTE 4 - PURCHASE OF SACRAMENTO OFFICE BUILDING

In February 2000, the Company purchased an office building in Sacramento, California and moved its corporate headquarters to that location in June 2000. The consideration paid consisted of: (a) $200 cash, (b) a promissory note for $300 with interest at 10%, with only monthly interest only payments until August 29, 2001 at which time the entire principle is due, (c) 333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500 from the sale of the stock, and (d) 200 ITEX Trade Dollars. The Company has recorded the building at the total of the cash paid, the promissory note, and the value of the stock of $1,500 to be provided, altogether totaling $2,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller may foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is classified outside of stockholders' equity.

NOTE 5- PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $137, $94 and $122, for the fiscal years ending July 31, 2000, 1999 and 1998, respectively.

At July 31, 2000 and 1999, assets held under capitalized leases include computers and other equipment totaling $471 and $423, respectively. Depreciation expense for capitalized equipment leases was $69, $68 and $60 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 6 - GOODWILL AND PURCHASED MEMBER LISTS

At July 31, 2000, the cost of acquired member lists was $2,499, less accumulated amortization of $1,707, for a net carrying value of $792. These amounts primarily include the new member lists acquired in the purchases of the Sacramento, Houston and Seattle brokerages.

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

NOTE 7 - OTHER ASSETS

Other assets consists of the following:

                                       July 31,
                                  -----------------
                                    2000     1999
                                  -------   -------
Natural resource interests of
 four mineral properties located
 in the State of Washington ....   $ 50      $ 50

Other ..........................     22        98
                                   ----      ----
                                   $ 72      $148
                                   ====      ====

During the fiscal year ended July 31, 1999, the investment in natural resource interests were written down from $169 to $50 and the capitalized software costs of $278 and foreign licensing rights of $386 were written off. The events causing writedown and writeoffs were the decision of the Company's new management in March 1999 to offer the mineral properties for sale and the decision to suspend international expansion in order to focus on the Company's domestic trade operations. In addition, a note receivable from GlobalTel totaling $200, a start up company planning to attempt a public offering, was written off in fiscal 1999 upon the determination that it was no longer financially viable.


NOTE 8 - BANK LINES OF CREDIT

The Company had a line of credit arrangement with its primary bank payable upon demand. Pursuant to the line of credit, the Company was able to borrow up to $250 on a short-term basis for working capital purposes. The interest rate applicable to borrowings pursuant to the facility was equal to the bank's prime rate of interest plus 1.5%. Borrowings were collateralized by the Company's accounts receivable, fixed assets and inventory. As of July 31, 1999, the Company had outstanding borrowings of $150 under the line of credit and a bank loan of a majority-owned subsidiary of $50 was also outstanding. All these outstanding bank loans were repaid in fiscal 2000. The Company does not currently have a line of credit with any bank.

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

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



NOTE 10 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In November 1998 the Company completed a Regulation D private placement of promissory notes totaling $1,625 face value realizing approximately $1,100 after a 20% discount and issuance costs. The notes had stated interest at 4%. The Company had the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes was November 30, 2000.

In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and entered into an agreement to retire an additional $62 by the payment of $50, which was completed in fiscal 2000. During fiscal 2000, the holder of the remaining outstanding convertible debentures requested conversion of one-half of the outstanding amount into common stock pursuant to which the Company issued 1,134 shares of common stock. At that time, the Company repaid the remaining amount outstanding of $673, resulting in complete retirement of the convertible debentures.

Warrants to purchase 195 shares of stock at an average price of $3 a share, issued in connection with this financing, remain outstanding. The Company deferred approximately $130 of debt acquisition costs based on the fair value of the warrants, which were initially amortized and then charged off completely upon payments of the debentures and conversion to common stock

At July 31, 1999, the Company was in default of certain covenants contained in the promissory note agreement. Therefore, the total amount owed at July 31, 1999 of $1,057 was classified as a current liability in the balance sheet.


Long-term debt and capital lease obligations consist of the following:

                                                                     July 31,
                                                              ----------------------
                                                                2000           1999
                                                              -------         ------
   Convertible  promissory  notes,
    less unamortized discount
    bearing interest at 4%                                   $   ---          $ 1,057

   Note payable from purchase of
     Sacramento office building bearing interest at
     10% with interest only payments of $2,500 per
     month until maturity all principle, due August 2001         300              ---

  Note payable from purchase of
   Houston brokerage no interest
   due August 2001 or when certain
   operational levels have been achieved.                         50              ---

   Note payable at $5 per month,
    including interest at 10% per
    annum                                                        ---             130

   Capital leases                                                221             211
                                                              -------         ------
                                                                 571           1,398
Less, current portion                                            (66)         (1,189)
                                                              -------         ------
                                                              $  505          $  209
                                                              =======         ======


The annual maturity of long-term debt and capital lease obligations are as follows:

            Fiscal year ending July 31,
                 2001                                         $    432
                 2002                                               96
                 2003                                               76
                 2004                                               29
                 2005                                              ---
                 Thereafter                                        ---
                                                              --------
                                                                   633
            Less, imputed interest on capital leases
                and unamortized discount on  promissory
                note agreements                                    (62)
                                                               -------
            Present value of minimum lease payments                571
            Less, current portion                                  (66)
                                                               -------
                                                               $   505
                                                               =======


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its business utilizing leased facilities in various cities in which it operates. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The aggregate future minimum commitments under operating leases are as follows:

            Fiscal year ending July 31,
                 2001                                        $    314
                 2002                                             149
                 2003                                              23
                 2006                                               4
                 2007                                             ---
                 Thereafter                                       ---
                                                              --------
                                                              $   490
                                                              ========

Rent expense for the periods ended July 31, 2000, 1999 and 1998 amounted to $359, $613 and $250, , respectively.

In fiscal year 2000, the Company adopted a bonus plan for officers of the Company. Pursuant to the Plan, officers will be paid a total of 30% of quarterly net revenues as defined by the Plan. For fiscal 2000, $339,000 was accrued under the terms of the Plan.

In the ordinary course of its business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

NOTE 12 - STOCKHOLDERS' EQUITY

Private Placements. The Board of Directors authorized up to 65 shares of Series A convertible preferred stock ("Series A preferred stock") for sale at $100 per share. During April 1998, the Company closed the sale of 54 shares of Series A preferred stock in a non-registered private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The Company realized gross proceeds of $5,350 and net proceeds, after costs, totaling $4,730. The primary use of the proceeds was for the acquisition of the remaining 50% common equity interest in BXI (see note 2). During the fiscal year ended July 31, 1998, all Series A preferred stock was converted into 3,564 shares of the Company's common stock.

Stock Options. During the five years ended July 31, 1998, the Company adopted the following incentive stock option plans under which common stock may be granted to employees, officers, directors and consultants of the Company. All option prices are at market price at the date of grant.

                                    Number of
          Date of                    Shares                                                 Date of
      Plan Adoption                 Authorized              Grant Period              Shareholder Approval
--------------------------       ---------------         -----------------         -------------------------
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

The following summarizes activity for the three fiscal years ended July 31, 2000:

                                  Number of Options
                             ------------------------         Option Price
                             Available       Granted            Per Share

                             --------         -------         -------------
Balance, August 1, 1997        1,442           2,196          $1.00 - $6.13
   New plan                      965             ---               ---
   Granted                    (1,005)          1,005          $1.00 - $6.13
   Exercised                     ---             (91)         $1.00 - $3.38
                             --------         -------
Balance, July 31, 1998         1,402           3,110          $1.00 - $6.13
   Granted                    (1,273)          1,273          $ .63 - $ .75
   Exercised                     ---             (10)         $1.00
   Cancelled                     531            (531)         $3.19 - $3.75
                             --------         -------
Balance, July  31, 1999          660           3,842
   Granted                      (790)            790          $0.75 - $1.50
   Cancelled                     475            (475)         $0.63 - $6.13
                             --------         -------
Balance, July  31, 2000          345           4,152
                             =======          =======

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

The weighted average contractual life of options granted through July 31, 2000, is 10 years. The weighted average exercise prices for the options outstanding at July 31, 2000 are as follows:

                                                                Weighted
                                                                 Average
               Exercise                 Common Stock             Exercise
             Price Range                  Options                Prices
            ------------               --------------          -----------
            $0.63 - $1.50                 1,573                    $0.82
            $1.94 - $3.75                 1,415                     3.35
            $5.50 - $6.13                   669                     6.02
                                          ------
                                          3,657
                                          ======

Warrants. As of July 31, 2000, the following warrants to purchase common stock were outstanding:


                 Number of           Exercise
                  Shares            Per Share          Expiration Date
              --------------     ---------------    ----------------------
                   20                $3.50            January 27, 2002
                  129                $3.75            June 16, 2003
                    2                $5.25            April 1, 2001
                   67                $2.00            September 30, 2003
                   67                $3.00            September 30, 2003
                   67                $4.00            September 30, 2003

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 750, 1,293 and 1,005 shares of common stock to employees and directors during the years ended July 31, 2000, 1999 and 1998, respectively.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for the years ended July 31, 2000, 1999 and 1998 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                                    Years ended July 31,
                                              --------------------------------
                                                2000         1999       1998
                                              --------     --------   --------
Difference between fair value and intrinsic
  value methods (additional compensation
  expense)                                      $  68       $  840    $  1,647

Net income (loss)                               1,249      (10,863)     (6,424)

Net income (loss) per share - basic               .09        (0.94)      (0.82)

Net income (loss) per share - diluted             .08        (0.94)      (0.82)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998: dividend yield of zero, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years, respectively.

Statement 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Accordingly, the implementation of Statement 123 may have a material effect on the Company's financial statements and the pro forma disclosures in the notes thereto in future periods.


NOTE 13 - INCOME TAXES

Comparative analysis of the tax (benefit) expense for income taxes for the fiscal years ended July 31, 2000, 1999 and 1998 follows:



                                        Years  ended  July 31,
                                ---------------------------------------
                                 2000            1999            1998
                                -------        --------        --------
Current:
  Federal                       $(1,885)        $ ---           $ 509
  State                             ---            5              104
                                -------        --------        --------
                                 (1,885)           5              613
                                -------        --------        --------
Deferred:
  Federal                           ---           ---           1,016
  State                             ---           ---             208
                                -------        --------        --------
                                    ---           ---           1,224
                                -------        --------        --------
Tax (benefit) expense           $(1,885)        $  5           $1,837
                                =======        ========        ========

The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2000, 1999 and 1998 and because of realization of net operating loses in the year ended July 31, 2000. The following reconciles expected income tax effects at a rage of 34% to the provision (credit) for income taxes:

                                                        Years ended July 31,
                                               --------------------------------
                                                  2000        1999      1998
                                               ---------   ---------  ---------

   Taxes at U.S. federal statutory rate          $(146)     $(3,406)   $  (660)
   Tax refund from prior years                  (1,885)        ---         ---
   Change in deferred tax valuation
     allowance                                  (3,916)       3,594      2,053
   Other, net                                    4,062         (183)       444
                                               ---------   ---------  ---------
   Tax (benefit) expense                       $(1,885)      $    5    $ 1,837
                                               =========   =========  =========


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 1999 and 2000 are presented below:

                                                               July 31,
                                                        ----------------------
                                                           2000         1999
                                                        ----------    --------
Deferred tax assets:
  Net trade activity included for income tax
   purposes not recognized for financial
   reporting                                            $    2,236      $6,018
  Investments and assets impaired for
   financial reporting, not disposed of
   for tax purposes                                          1,105       1,345
   Amortization                                                685         606
  Net operating loss carryforward                            3,052       2,415
  Capital loss carryforward                                    102         224
  Other                                                        679         860
                                                        ----------    --------
                                                             7,859      11,468
                                                        ----------    --------
Deferred tax liabilities:
  Amortization                                                (311)        ---
                                                        ----------    --------
Net deferred tax assets                                      7,548      11,468
Valuation allowance                                         (7,548)    (11,468)
                                                        ----------    --------
                                                        $      ---      $  ---
                                                        ==========    ========

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

The Company's 1996 and 1997 income tax returns have been examined by the Internal Revenue Service ("IRS"). The Company and the IRS have reached a tentative agreement pursuant to which the Company will receive refunds of taxes totaling $1,359. In addition, the Company has substantially completed its income tax returns for the fiscal years ended July 31, 1998 and 1999 and has concluded that the filing of those returns will result in additional refunds of taxes totaling $526. The Company has also accrued interest income of $331 related to the total refunds of $1,885.

NOTE 14 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $___, $21 and $15 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has a bonus plan for its officers. Bonuses applicable to the fiscal years ended July 31, 2000, 1999 and 1998 were $339, $0 and $40, respectively.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                        July 31, 2000           July 31, 1999
                                --------------------------   --------------------
                                Carrying            Fair     Carrying        Fair
                                 Amount            Value      Amount        Value
                                ----------      ----------   ----------   --------
 Assets:
Cash .........................   $1,516           $1,516        $  203     $  203
Accounts receivable ..........      659              659         1,143      1,143

Liabilities:
Bank line of credit ..........     --                 --           200        200
Accounts payable .............      723              723           675        675
Accounts payable to brokers
 due to brokers ..............      813              813         1,167      1,167
Current portion of long-term
    indebtedness .............       66               66         1,189      1,189
Long-term portion of long-term
  indebtedness ...............      505              505           209        209


Cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to brokers. The carrying value of such items approximates their fair value at July 31, 2000 and 1999.

Bank line of credit and current and long-term portions of long-term indebtedness. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.


NOTE 16 - RELATED PARTY TRANSACTIONS

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

NOTE 17 - BUSINESS COMBINATIONS

Sacramento. In October 1999, the Company exchanged 1,967 shares of the its restricted common stock for all of the outstanding stock of California Trade Exchange, Inc., a California corporation, which operated the business of the Company's largest independent brokerage located in Sacramento, California. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $669 less related costs of $217. A total of $399 was allocated to the right to service the member lists, which is being amortized over a four-year life. The principal owner of the Sacramento brokerage business is now the President, Chief Executive Officer and a Director of the Company and a minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000.

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

Houston. Also in February 2000, the Company acquired the assets of the independent broker office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. . The total value assigned to the acquisition, which is being accounted for by the purchase method, was $184. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

Unaudited Proforma Information. The following unaudited pro forma information represents the results of operations of the Company as if the acquisitions of the Sacramento, Houston and Seattle brokerages had occurred on August 1, 1998, and the eliminating of the intercompany transactions after giving effect to amortization of the cost allocated to member lists, depreciation of acquired property and equipment and the assumed issuance on August 1, 1998 of ________ shares of common stock that were issued in connection with the acquisitions.

                                                        Years ended July 31,
                                                     -------------------------
                                                       2000           1999
                                                     ------------   ----------

     Revenue................                          $  13,642    $ 19,173
     Net income (loss)...............                     1,491      (9,827)
     Net income (loss) per common share                     .10        (.70)

The unaudited pro forma information does not purport to be indicative of the results which would actually have been achieved for the periods indicated had the acquisitions occurred as of August 1, 1998 or results which may be achieved in the future.

Note 18 - LEGAL PROCEEDINGS

o SEC Inquiry

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

Plaintiff was a former employee and former officer of the Company whose employment agreement expired in April 1998. The parties settled the matter for an undisclosed amount, which is confidential by the terms of the settlement agreement, in January 2000 without any admission of liability and the case has been dismissed in its entirety. The amount for which the matter was settled was not significant to the Company's financial position.



o Martin Kagan Litigation.

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered thecomplaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. The company has bonded the judgment that has been entered and guaranteed the bond with a ertificate of deposit for $550,000. The company has appealed and has been advised by its counsel that it has a reasonable chance for success in overturning the decision.

o IBTEX, A.G. Litigation.

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act.

The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months.

o Wade Cook Financial Corporation Litigation.

During February 1998, an action was filed in Washington (Seattle) State Court by Associated Reciprocal Traders, Ltd., ("ART") an ITEX wholly owned subsidiary, based on Wade Cook Financial Corporation's ("WCFC") refusal to permit transfer, without restricted legend, of WCFC stock issued to ART in exchange for a media due bill. ART filed a Motion for Replevin and Preliminary Injunction requesting delivery and transfer of the certificates of WCFC stock to ART based upon compliance by ART with the requirements of Rule 144 of the Securities Act of 1933. After two separate hearings, on October 2, 1998, the Court ruled that the requirements of Rule 144 had been met, but that issues raised by WCFC concerning the radio spots, pursuant to the due bill, required a trial of the merits of the action. During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to a right of first refusal by WCFC. The settlement agreement also provided for the transfer of 300,000 ITEX trade dollars to WCFC, which the Company has completed. As of April 28, 2000, the Company had realized approximately $176,000 from the sale of approximately 471,000 shares of its Wade Cook common stock.

o "John Doe" Litigation.

In July 1998, the Company filed an action in Multnomah County, Oregon, State Court against 100 John Doe defendants, that is, individuals whose identities were, at the time of filing, unknown to the Company. The Complaint arose from certain anonymous postings on the Internet which the Company believed constituted intentional interference with the Company's economic relationships, unfair trade practices, civil conspiracy and, with respect to then President of the Company Graham H. Norris, defamation. The Complaint sought monetary damages and injunctive relief. After filing the Complaint, the Company subpoened certain Internet Service Providers to determine the true identity of the anonymous posters. Various amendments to the Complaint were filed naming certain defendants until the Company's Fifth Amended Complaint was filed naming Leslie
L. French and adding a claim for breach of a settlement agreement previously entered into between Mr. French and the Company in connection with other litigation in 1997. Mr. French has answered the Fifth Amended Complaint essentially denying all of the allegations of the Complaint and asserting counterclaims against the Company for (1) breach of contract related to a Settlement Agreement previously entered into between French and the Company; (2) fraud in the inducement in connection with the Settlement Agreement; (3) securities fraud; and (4) unlawful trade practices. The Company denied the allegations of the counterclaims. In April 2000 the parties agreed upon and executed a settlement of the matter, which resulted in the dismissal of the entire action. The amount for which the matter was settled was not significant to the Company's financial position.

o Desert Rose Foods Litigation.

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, interest and attorneys fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case. and is vigorously defending the matter. The Company believes  Plaintiff's  complaint  is  frivolous.  The Company  has  successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. The matter is set for trial in April 2001.

o Antelope Company v. Zoring.

The Company was served with a summons and complaint on June 1, 2000, in the matter of Antelope Company v. Zoring International Incorporated and ITEX Corporation, filed in the District Court of the City and County of Denver, olorado. The complaint alleges that in December 1997, the plaintiff entered into a lease with Zoring of certain office space in Denver, Colorado, and that ITEX guaranteed the lease. Zoring is alleged to have defaulted on the lease and the plaintiff is seeking to enforce the lease guaranty. The Company agrees that the lease was breached, but contends that the plaintiff failed to mitigate its damages. The Company intends to defend the action and has set up a reserve for loss in the event that the plaintiff is successful. The matter is presently pending the assignment of a trial date and the completion of discovery.

o Metro Sales v ITEX.

On May 28, 2000, the Company was served with a summons and complaint out of the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action.

o Skiers Edge Litigation.

On June 19, 2000, the Company was served with a summons and complaint out of the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company is defending this matter and does not foresee any material impact from this matter.