Form 10-K/A
period 2000-07-31
ITEX CORPORATION
filed 2000-11-28
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
          (Amendment No. 1 to Form 10-K as amended November 28, 2000)

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


                      (This Form 10-K includes 45 pages)
                                ITEX CORPORATION
                                   FORM 10-K/A
                     For The Fiscal Year Ended July 31, 2000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

General

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading trade exchanges in the United States and has licensees who operate trade exchanges in international markets in Canada, Mexico, Kuwait and Turkey. The ITEX retail trade exchange headquartered in Sacramento, California, has approximately 15,308 members (or "clients") who, collectively, make up the trade exchange, which operates as an unincorporated association. The trade exchange contracts with the Company to administer the exchange and to act as a third-party recordkeeper for transactions entered into by the members. ITEX works through approximately 72 independent brokers and seven Company owned and operated regional offices to service existing ITEX clients and enroll new clients.

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

Members of trade exchanges contractually agree to sell their goods or services to other members at the same price as cash customers pay but to receive payment in trade credits. These trade credits can then be exchanged for other goods or services offered by other members of the exchange and that are used in the operation of the member's business. Exchange members have access to both printed and Internet-based directories that list goods and services available for purchase for trade credits, by category, on a local and national basis. Such directories are frequently updated so they are current as to available goods and services. The Company may grant, on behalf of the exchange, trade lines of credit to clients who wish to purchase goods or services for trade credits prior to selling goods or services to other members of the exchange. The trade credits of the ITEX retail trade exchange are referred to as "ITEX Trade Dollars." An "ITEX Trade Dollar" is an accounting unit used by the ITEX trade exchange to record the value of trades as determined by the parties in trade exchange transactions. ITEX Trade Dollars denote the right to receive goods or services available from other ITEX Trade Exchange members, or the obligation to provide goods or services to other Exchange members. In general, Trade Dollars can only be used by members of the exchange to purchase the goods and services offered by members of the exchange. However, the Company has "reciprocal" relations with various other trade exchanges pursuant to which it is possible for a member of the ITEX trade exchange to purchase goods or services offered by members of those other trade exchanges, and members of other trade exchanges with reciprocal agreements may acquire goods and services from the ITEX trade exchange.

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

Members of the trade exchange are serviced by trade brokers who are independent contractors with respect to the Company or, in the case of ITEX regional offices, are employees of the Company. The Company provides brokers with training, help in facilitating transactions, marketing materials, computer services, and on-line transaction processing and CRM product Internet-based resources including directories, listings of goods and services currently available from and the opportunity to advertise to members locally, nationally and internationally. ITEX is in the process of upgrading and broadening these services to clients and brokers.

Independent Brokers

Members of the exchange have a contractual relationship with the Company and are assigned to an independent broker or a Company operated regional office. A broker's responsibilities are to enroll new ITEX clients, train them in the use of the system, facilitate business among clients, monitor the delivery of goods and services between clients and assure payment of dues and fees to ITEX. In recent years, the number of member clients who have left the system as a percent of total member clients at the beginning of the fiscal year has been approximately 35% annually. New member client enrollment has basically offset this attrition resulting in the number of member clients remaining approximately the same.

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

Houston,  Texas.  Also in February 2000, the Company  acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100,000 cash, payable $50,000 at closing and the remainder over time, 100,000 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and warrants to acquire up to an additional 25,000 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office.

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

Management has not emphasized the corporate and industrial trading market in recent years, but will be in the future. As a result, no revenue or costs were incurred in fiscal 1999 and 2000.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is certain information about the directors and the executive officers of the Company, including their ages and present positions with the Company as of October 15, 2000:

         Name               Age                   Position
-----------------------   -------   --------------------------------------------

Collins M. Christensen       42     President, Chief Executive Officer, Director

Dr. Evan B. Ames             60     Director

John Castoro                 42     Vice President, Corporate Offices

Robert I. Harris             53     Secretary and General Counsel

Lewis A. Humer, Jr.          40     Chief Operating Officer and Director

Robert Nelson                52     Director

Dr. Charles T. Padbury       61     Director

Mary Scherr                  62     Director


Collins M. Christensen, President, CEO and Director, Director since 1999.
     Mr. Christensen, who was appointed President and Chief Executive Officer of the Company on May 21, 1999. Prior to becoming President of the Company, he had been the owner of a cellular telephone company and a limousine service. In 1995 he became an independent licensed broker for the Company and formed and operated an office in Sacramento, California. That office was acquired by the Company in October 1999.

Evan B. Ames, Director since 1995.
     Dr. Ames is a Registered Investment Adviser registered with the Securities & Exchange Commission.

John Castoro, Vice President, Corporate Offices since 2000.
     Prior to joining the Company as Vice President of Corporate Offices, Mr. Castoro worked as a Vice President of one of the leading independent exchanges in the United States, located in New York. There, he managed both for sales and trading. Prior to that Mr. Castoro was a trade broker for the Company for three years.

Robert I. Harris, Esq., Secretary and General Counsel since May 1, 2000.
     Mr. Harris joined the Company on May 1, 2000 as General Counsel. In July 2000, he became secretary of the corporation. Prior to joining the Company, Mr. Harris was in private practice in Sacramento for 20 years.

Lewis A. Humer, Jr., Chief Operating  Officer since 2000.
     Mr. Humer joined the Company in March 1999 as Director of Training and was named Vice President of Operations in June 1999. Prior to joining the Company Mr. Humer was a Vice President of Operations and was an Operations Manager of two manufacturing companies. In 2000 he was named Vice President of Operations and Chief Operating Officer.

Robert Nelson, CPA, Director since 1995.
     Mr. Nelson is a Certified Public Accountant in private practice in Portland, Oregon specializing in tax accounting. He is a member of the American Institute of CPAs and the Oregon Society of CPAs.

Charles T. Padbury, Director since 1992.
     Dr. Padbury is a Beaverton, Oregon dentist and has been a member of the ITEX Retail Trade Exchange since 1985. During 1996 and again in 1999, Dr. Padbury served briefly as Chairman of the Board of Directors. In March 1999, Dr. Padbury served as acting CEO until the appointment of Mr. Christensen to that office in May 1999.

Mary Scherr, CTB, Director since 1986.
     Ms. Scherr served as Vice President of Broker Development and Director from 1993 to midyear 2000, and which time she ceased being an employee and officer, while remaining a Director. She had been appointed Senior Vice President in 1999 and so served until midyear 2000.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued during the fiscal years ended July 31, 2000, 1999 and 1998 to the Company's President and Chief Executive Officer and the only other executive officers whose annual compensation exceeded $100,000 for fiscal year 2000.


                                                   Annual Compensation                     Long-term Compensation
                                        -------------------------------------------    --------------------------------

                                                                                                           Number of
                                                                                                             Shares
  Name and Principal         Year Ended                                                 Restricted         Underlying
       Position               July 31,        Salary         Bonus         Other       Stock Awards      Option Grants
------------------------    -------------    ----------    ----------    ----------    --------------    ---------------

Collins M. Christensen          2000         $190,986      $169,427      $               $140,000          200,000
 President and Chief            1999
 Executive Officer              1998

Lewis A. Humer, Jr.             2000         $ 84,441      $ 97,000                      $ 35,000          300,000
 Chief Operating                1999
 Officer                        1998

                            COMPENSATION OF DIRECTORS

Members of the Board of Directors are compensated at the rate of $20,000 annually, payable monthly in advance, and issuance on January 2 of each year in which a Director is serving as such of 2,500 shares of the Company's common stock and grant of the option to acquire up to 10,000 additional shares with the exercise price being the closing bid price of the stock on the trading day before the grant is made. In addition, attendance of Outside Directors at committee meeting is compensated at the rate of $750 per meeting with the chair of the committee receiving $1,000 per committee meeting.

No funds have been set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers, other than those who are covered by the Company's 401(K) plan as employees of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning grants of stock options to each of the executive officers named in the Summary Compensation Table above during the fiscal year ended July 31, 2000. The percent of the total options set forth below is based on an aggregate of 790,000 options granted to employees during the fiscal year ended July 31, 2000. All options were granted at the then fair market value as determined by the Company's Board of Directors on the date of grant.

Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming that the fair market value of the common stock on the date of grant appreciates at 5% and 10% over the option term (ten years) and that the option is exercised and sold on the last day of its option term for the appreciated stock price. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future common stock price. The calculation includes the difference, if any, between the fair market value on the date of grant and the exercise price for such options. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's common stock.

To date, the Company has issued no SARs.

                                                                                                    Potential Realizable
                                                                                                   Value at Assumed Annual
                                               Percentage of                                         Rates of Stock Price
                               Number of           Total                                            Appreciation For Option
                                Shares           Granted to       Exercise                                   Term
                               Underlying       Employees in       Price       Expiration         --------------------------
         Name                Option Grants      Fiscal Year      Per Share        Date                 5%            10%
------------------------    ---------------    --------------    ----------    -----------        -----------    -----------

Collins M. Christensen         200,000              25%             $0.75        5/1/05               -(a)          -(a)
Lewis A. Humer, Jr.            300,000              38%          $0.75-$1.50   5/1/05-5/20/05         -(a)          -(a)


(a) All options had exercise prices substantially greater than market value at date of grant. After applying 5% and 10% growth, the cost of exercise would still be in excess of value at the end of the option terms.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

No options were exercised by officers and directors during the fiscal year ended July 31, 2000 and there were no "in-the-money" options held by any officers or directors as of July 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 15, 2000, the shareholdings of directors and executive officers and the amount of the Company's voting securities owned by all officers and directors as a group were as follows. The percentages are based on the aggregate of 16,170,065 shares of Common Stock outstanding as of October 15, 2000. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


                                                                    Common Stock
                                                        -------------------------------------
                                                        Number of Shares        Percent of
               Name of Beneficial Owner                                            Class
    ------------------------------------------------    -----------------      --------------

    Collins M. Christensen                                2,383,334       (a)      14.4%

    Dr. Evan B. Ames                                        100,000       (b)       0.6%

    Robert I. Harris, Esq.                                   50,000       (c)       0.3%

    Lewis A. Humer, Jr.                                     450,000       (d)       2.7%

    Robert Nelson                                           100,047       (e)       0.6%

    Dr. Charles T. Padbury                                  129,555       (f)       0.8%

    Mary Scherr                                             253,779       (g)       1.6%

    All directors and executive officers as a group       3,467,315       (h)      19.6%(i)
     (8 persons)


(a) Based on 1,973,334 common shares owned and options to purchase 410,000 common shares.

(b) Based on 10,000 common shares owned and options to purchase 90,000 common shares.

(c)  Based on options to purchase 50,000 common shares.

(d) Based on 100,000 common shares owned and options to purchase 350,000 common shares.

(e) Based on 10,047 common shares owned and options to purchase 90,000 common shares.

(f) Based on 26,555 common shares owned and options to purchase 103,000 common shares.

(g) Based on 20,979 common shares owned and options to purchase 233,400 common shares.

(h)  Based on 2,140,915 shares owned and options to purchase 1,326,400 shares.

(i) Based on 16,170,065 shares outstanding and options to purchase 1,326,400 shares held by all directors and officers as a group.

The only known beneficial owner of more than 5% of any class of the Company's securities is Collins M. Christensen, Director, President and Chief Executive Officer, with respect to the Company's common stock, and for whom information is provided above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has dealt with Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer, in various transactions in which Mr. Neal acted as agent or otherwise represented the other parties to the transactions.

On March 30, 1998, the Company agreed to issue 250,000 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011,000 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund, Inc. ("Wycliff") and The Bailey Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and its former Chairman and Chief Executive Officer represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1998. As a result of this transaction $1,000,000 was charged to expense in the accompanying financial statements.

In August 1997 the Company entered into a transaction in which it conveyed to The Bailey Mutual Fund ("Bailey") 976,000 ITEX Trade Dollars and certain securities of other companies in exchange for shares of Wade Cook Financial Corporation ("WCFC") with a market value of $2,000,000 which resulted in a gain of approximately $3.2 million. The Company sold these shares during the same fiscal quarter in which they were acquired. During the fiscal year ended July 31, 1994, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 140,000 ITEX Trade Dollars. During the fiscal year ended July 31, 1995, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 2,990,000 ITEX Trade Dollars. During the fiscal year ended July 31, 1996, the Company entered into transactions in which it sold marketable securities to Bailey for an aggregate amount of 440,000 ITEX Trade Dollars. In these transactions, the Company dealt with Mr. Neal as agent for Bailey. y 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who is President, CEO and a Director of the Company, loaned a total of $480,000 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised.

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

/s/ Dr. Evan B. Ames                                       October 30, 2000
--------------------
Dr. Evan B. Ames, Director

/s/ Lewis A. Humer, Jr.                                    October 30, 2000
-----------------------
Lewis A. Humer, Jr., Chief Operating
Officer and Director

/s/ Robert Nelson                                          October 30, 2000
-----------------
Robert Nelson, Director

/s/ Dr. Charles Padbury                                    October 30, 2000
-----------------------
Dr. Charles Padbury, Director

/s/ Mary Scherr                                            October 30, 2000
---------------
Mary Scherr, Director





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






ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                     For the fiscal years ended July 31,
                                                      --------------------------------
                                                       2000         1999        1998
                                                      --------    --------    --------

 Revenue:
     Trade exchange revenue .......................   $ 13,642    $ 19,173    $  9,665
     Corporate trading revenue ....................       --          --         1,724
                                                      --------    --------    --------
                                                        13,642      19,173      11,389
                                                      --------    --------    --------
 Costs and expenses:
     Costs of trade exchange revenue ..............      7,075      12,953       6,519
     Costs of corporate trading ...................       --          --         1,589
     Selling, general and administrative ..........      7,211       7,277       5,587
     Costs and expenses of discontinued
      activities ..................................         49       2,318       1,693
     Costs and expenses of regulatory and
      litigation matters ..........................        569       1,770       1,584
      Writedowns of BXI and Samana ................       --         2,508
      Change in estimate for loss on BXI disposal .       (785)       --          --
      Depreciation and amortization ...............        496       1,996         774
                                                      --------    --------    --------
                                                        14,615      28,822      17,746
                                                      --------    --------    --------

 Loss from operations .............................       (973)     (9,649)     (6,357)
                                                      --------    --------    --------

 Other income (expense):
   Interest income on tax refunds .................        331        --          --
   Other interest income (expense), net ...........       (271)       (302)         86
   Gain on sale of securities .....................        235        --         3,315
   Miscellaneous, net .............................        248         (67)         16
                                                      --------    --------    --------
                                                           543        (369)      3,417
                                                      --------    --------    --------

 Income (loss) before income taxes ................       (430)    (10,018)     (2,940)

 Income taxes (benefit) expense ...................     (1,885)          5       1,837
                                                      --------    --------    --------

 Net income (loss) ................................   $  1,455    $(10,023)   $ (4,777)
                                                      ========    ========    ========

Other comprehensive income - unrealized gain on
 securities, net of $0 iincome tax                         113          -           -
                                                      --------    --------    --------

Comprehensive income (loss)                              1,568      10,023      (4,777)
                                                      ========    ========    ========


Average common and equivalent shares:
  Basic ...........................................     13,840      11,585       7,912
                                                      ========    ========    ========

  Diluted .........................................     15,775
                                                      ========


           Net income (loss) per common share:
             Basic                                    $   0.11     $ (0.87)  $   (0.61)
                                                      ========     =======   =========

             Diluted                                  $   0.09     $ (0.87)  $   (0.61)
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


Long-term debt and capital lease obligations consist of the following:

                                                                     July 31,
                                                              ----------------------
                                                                2000           1999
                                                              -------         ------
   Convertible  promissory  notes,
    less unamortized discount
    bearing interest at 4%                                   $   ---          $ 1,057

   Note payable from purchase of
     Sacramento office building bearing interest at
     10% with interest only payments of $2,500 per
     month until maturity all principle, due August 2001         300              ---

  Note payable from purchase of
   Houston brokerage no interest
   due August 2001 or when certain
   operational levels have been achieved.                         50              ---

   Note payable at $5 per month,
    including interest at 10% per
    annum                                                        ---             130

   Capital leases                                                221             211
                                                              -------         ------
                                                                 571           1,398
Less, current portion                                            (66)         (1,189)
                                                              -------         ------
                                                              $  505          $  209
                                                              =======         ======


The annual maturity of long-term debt and capital lease obligations are as follows:

            Fiscal year ending July 31,
                 2001                                         $    432
                 2002                                               96
                 2003                                               76
                 2004                                               29
                 2005                                               --
                 Thereafter                                         --
                                                              --------
                                                                   633
            Less, imputed interest on capital leases
                and unamortized discount on  promissory
                note agreements                                    (62)
                                                               -------
            Present value of minimum lease payments                571
            Less, current portion                                  (66)
                                                               -------
                                                               $   505
                                                               =======


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its business utilizing leased facilities in various cities in which it operates. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The aggregate future minimum commitments under operating leases are as follows:

            Fiscal year ending July 31,
                 2001                                        $    314
                 2002                                             149
                 2003                                              23
                 2006                                               4
                 2007                                              --
                 Thereafter                                        --
                                                              --------
                                                              $   490
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

The following summarizes activity for the three fiscal years ended July 31, 2000:

                                  Number of Options
                             ------------------------         Option Price
                             Available       Granted            Per Share

                             --------         -------         -------------
Balance, August 1, 1997        1,442           2,196          $1.00 - $6.13
   New plan                      965             ---               ---
   Granted                    (1,005)          1,005          $1.00 - $6.13
   Exercised                     ---             (91)         $1.00 - $3.38
                             --------         -------
Balance, July 31, 1998         1,402           3,110          $1.00 - $6.13
   Granted                    (1,273)          1,273          $ .63 - $ .75
   Exercised                     ---             (10)         $1.00
   Cancelled                     531            (531)         $3.19 - $3.75
                             --------         -------
Balance, July  31, 1999          660           3,842
   Granted                      (790)            790          $0.75 - $1.50
   Cancelled                     475            (475)         $0.63 - $6.13
                             --------         -------
Balance, July  31, 2000          345           4,157
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

The weighted average contractual life of options granted through July 31, 2000, is 10 years. The weighted average exercise prices for the options outstanding at July 31, 2000 are as follows:

                                                                Weighted
                                                                 Average
               Exercise                 Common Stock             Exercise
             Price Range                  Options                Prices
            ------------               --------------          -----------
            $0.63 - $1.50                 2,073                    $0.82
            $1.94 - $3.75                 1,415                     3.35
            $5.50 - $6.13                   669                     6.02
                                          ------
                                          4,157
                                          ======

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


NOTE 13 - INCOME TAXES

Comparative analysis of the tax (benefit) expense for income taxes for the fiscal years ended July 31, 2000, 1999 and 1998 follows:



                                        Years  ended  July 31,
                                ---------------------------------------
                                 2000            1999            1998
                                -------        --------        --------
Current:
  Federal                       $(1,885)        $  --           $ 509
  State                              --            5              104
                                -------        --------        --------
                                 (1,885)           5              613
                                -------        --------        --------
Deferred:
  Federal                            --            --           1,016
  State                              --            --             208
                                -------        --------        --------
                                     --            --           1,224
                                -------        --------        --------
Tax (benefit) expense           $(1,885)        $  5           $1,837
                                =======        ========        ========

The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2000, 1999 and 1998 and because of realization of net operating loses in the year ended July 31, 2000. The following reconciles expected income tax effects at a rage of 34% to the provision (credit) for income taxes:

                                                        Years ended July 31,
                                               --------------------------------
                                                  2000        1999      1998
                                               ---------   ---------  ---------

   Taxes at U.S. federal statutory rate          $(146)     $(3,406)   $  (660)
   Change in deferred tax valuation
     allowance other than realization
     of net operating loss                      (1,906)       3,594      2,053
   Other, net                                      167         (183)       444
                                               ---------   ---------  ---------
   Tax (benefit) expense                       $(1,885)      $    5    $ 1,837
                                               =========   =========  =========


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2000 and 1999 are presented below:

                                                               July 31,
                                                        ----------------------
                                                           2000         1999
                                                        ----------    --------
Deferred tax assets:
  Net trade activity included for income tax
   purposes not recognized for financial
   reporting                                            $    2,236      $6,018
  Investments and assets impaired for
   financial reporting, not disposed of
   for tax purposes                                          1,105       1,345
   Amortization                                                685         606
  Net operating loss carryforward                            3,052       2,415
  Capital loss carryforward                                    102         224
  Other                                                        708         860
                                                        ----------    --------
                                                             7,888      11,468
                                                        ----------    --------
Deferred tax liabilities:
  Amortization                                                (211)        ---
                                                        ----------    --------
Net deferred tax assets                                      7,677      11,468
Valuation allowance                                         (7,677)    (11,468)
                                                        ----------    --------
                                                        $      ---      $  ---
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

NOTE 14 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company makes matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. Matching contributions to the plan were $14, $21 and $15 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Unaudited Proforma Information. The following unaudited pro forma information represents the results of operations of the Company as if the acquisitions of the Sacramento, Houston and Seattle brokerages had occurred on August 1, 1998, and the eliminating of the intercompany transactions after giving effect to amortization of the cost allocated to member lists, depreciation of acquired property and equipment and the assumed issuance on August 1, 1998 of 2,309 shares of common stock that were issued in connection with the acquisitions.

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