Form 10QSB
period 2000-10-31
ITEX CORPORATION
filed 2000-12-18
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For The Quarterly Period Ended

                                October 31, 2000

                         Commission File Number 0-18275


                                ITEX CORPORATION
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                     93-0922994
    --------------------------------             -------------------------
    State (or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  916-679-1111
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No



       Number of Shares of Common Stock, $0.01 Par Value Outstanding at December 12, 2000:
                                   16,170,065


                      (This Form 10-QSB includes 13 pages)

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2000

                                      INDEX


                                                                                                      Page
                                                                                                    -------

Part I. Financial Information

  Item 1. Financial Statements

          CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 2000                                               3

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH
          PERIODS ENDED OCTOBER 31, 2000 AND 1999                                                      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
          PERIODS ENDED OCTOBER 31, 2000 AND 1999                                                      5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   6

  Item 2. Management's  Discussion and Analysis of
          Financial Condition and Results of Operations                                                7

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          See Management's Discussion  and Analysis of Financial Condition and
          Results of Operations.

Part II. Other Information

  Item 1. LEGAL PROCEEDINGS                                                                           10

  Item 2. CHANGES IN SECURITIES                                                                       13

  Item 3. DEFAULT UPON SENIOR SECURITIES                                                              13

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13

  Item 5. OTHER INFORMATION                                                                           13

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                                            13


                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                                        October 31, 2000
                                                                        ----------------

                                     Assets

Current assets:
     Cash and equivalents                                               $        28
     Restricted cash                                                            556
     Accounts receivable                                                        689
     Note receivable                                                            300
     Income tax refund and related interest receivable                        2,254
     Prepaids and other current assets                                          108
                                                                        ----------------
         Total current assets                                                 3,935

Property and equipment, net of accumulated depreciation of
 $844                                                                         2,628

Goodwill and purchased member lists, net                                        733

Note receivable from sale of Investment in Samana Resort                        350

Available for sale securities                                                    88

Other assets                                                                     72
                                                                        ----------------
               Total assets                                             $     7,806
                                                                        ================

                      Liabilities and stockholders' equity

Current liabilities:
     Long-term debt and capital lease obligations, current portion      $        63
     Accounts payable                                                           823
     Accounts payable to brokers                                                784
     Accrued incentive compensation                                             339
     Other current liabilities                                                  724
                                                                        ----------------
         Total current liabilities                                            2,733
                                                                        ----------------
Long-term debt and capital lease obligations                                    490
                                                                        ----------------
Common stock subject to a put (333 shares outstanding)                        1,500
                                                                        ----------------
Commitments and contingencies                                                    --

Stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized;
       15,838 shares issued and outstanding                                     159
     Additional paid-in capital                                              28,977
     Unrealized gain on marketable securities                                    88
     Treasury stock, at cost (2 shares in 2001 and 2000)                        (10)
     Accumulated deficit                                                    (26,131)
                                                                        ----------------
         Total stockholders' equity                                           3,083
                                                                        ----------------
             Total liabilities and stockholders' equity                 $     7,806
                                                                        ================


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                         Three Months Ended October 31,
                                                                  ------------------------------------------------
                                                                        2000                        1999
                                                                  -------------------     ------------------------

                                                                                          (Recast from the 16-week
                                                                                               period used in the
                                                                                              previously filed
                                                                                            fiscal 2000 Form 10-Q)

Revenue:
    Trade exchange revenue                                        $      2,282            $      4,220
                                                                  -------------------     ------------------------
                                                                         2,282                   4,220
                                                                  -------------------     ------------------------

Costs and expenses:
    Costs of trade exchange revenue                                      1,131                   2,189
    Selling, general and administrative                                  1,514                   1,429
     Costs and expenses of discontinued operations                          --                      49
     Costs of regulatory and litigation matters                             99                      76
    Depreciation and amortization                                          130                     147
                                                                  -------------------     ------------------------
                                                                         2,874                   3,890
                                                                  -------------------     ------------------------
(Loss) Income from operations                                             (592)                    330
                                                                  -------------------     ------------------------
 Other income (expense):
  Interest income (expense), net                                            21                     (92)
  Miscellaneous, net                                                        49                     100
                                                                  -------------------     ------------------------
                                                                            70                       8
                                                                  -------------------     ------------------------
(Loss) income before income taxes                                         (522)                    338

Provision for income taxes                                                  --                      --
                                                                  -------------------     ------------------------
Net (loss) income                                                 $       (522)           $        338
                                                                  ===================     ========================
Other comprehensive income -  holding (loss) gain
  on marketable securities                                                 (25)                    350
                                                                  -------------------     ------------------------
Comprehensive (loss) income                                       $       (547)           $        688
                                                                  ===================     ========================
 Average common and equivalent shares                                   15,838                  12,324
                                                                  ===================     ========================
Net (loss) income per common share (basic and diluted)            $      (0.03)           $       0.03
                                                                  ===================     ========================

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Three Months Ended October 31,
                                                                                   ---------------------------------------
                                                                                          2000              1999
                                                                                   --------------  -----------------------
                                                                                                      (Recast from the
                                                                                                   16-week period used in
                                                                                                     the previously filed
                                                                                                    fiscal 2000 Form 10-Q)

Cash flows from operating activities:
    Net (loss) income                                                              $       (522)   $         338
    Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                        130              472
       Gain on sale of magazine rights                                                       --             (100)
       Charge to reserve for BXI sale                                                        --             (382)
       Stock and options issued for goods and services                                       --               --
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                                        (30)             422
       Income tax refund and related interest receivable                                    (38)
       Prepaids and other current assets                                                      8               70
       Accounts payable and other current liabilities                                      (133)            (640)
       Accounts payable to brokers                                                          (29)             (94)
       Deferred revenue                                                                      --             (120)
                                                                                   --------------  -----------------------
        Net cash provided by (used in) operating activities                                (614)             (34)
                                                                                   --------------  -----------------------
Cash flows from investing activities:
       Proceeds from initial payment on sale of Samana                                       --              118
       Proceeds from sale of magazine rights                                                 --              100
       Increase in note receivable                                                         (300)              --
       Equipment, information systems and other                                              --               (3)
                                                                                   --------------  -----------------------
        Net cash provided by (utilized in) investing activities                            (300)             215
                                                                                   --------------  -----------------------
Cash flows from financing activities:
       Repayments of bank line of credit                                                     --             (150)
       Borrowings (repayments) on third party indebtedness                                  (18)              30
                                                                                   --------------  -----------------------
        Net cash provided by (used in) financing activities                                 (18)            (120)
                                                                                   --------------  -----------------------
Net increase (decrease) in cash and cash equivalents                                       (932)              61
Cash and cash equivalents at beginning of period                                          1,516              203
                                                                                   --------------  -----------------------
Cash and cash equivalents at end of period                                         $        584    $         264
                                                                                   ==============  =======================
Supplemental cash flow information:
   Cash paid for interest                                                          $         17    $          21
   Cash paid for income taxes                                                                --               --

Supplemental noncash investing and financing activities:

   The Company issued common stock in exchange for the stock
    of the corporation that had previously operated the independent
    ITEX brokerage office in Sacramento, California                                          --              669




The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                   nOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company" or "ITEX") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. Commencing with the first quarter of the fiscal year ending July 31, 2001, the Company reports its interim results based on calendar quarters ending October 31, January 31, and April 30.

Previously, the Company reported interim results using 13 four-week "accounting cycles", with the first quarter containing four four-week accounting cycles and the second, third and fourth quarters each containing three accounting cycles of four weeks each. The dates for reporting interim results were as follows:
November 20, February 12 and May 7. BXI Corporation's practice was to close its books based on calendar quarters and for consolidated reporting, the ITEX data for the 16-week period ended November 20, 1999 was combined with those of BXI for the three months ended October 31, 1999. The comparative interim financial statements contained in this Form 10-QSB for the first quarter of fiscal 2000 have been recast to effect cutoff of the first interim period as of October 31, 1999 for the results of ITEX instead of November 20, 1999, as previously reported in Form 10-Q for the interim period ended November 20, 1999.

Following is summarized financial data for the first quarter of fiscal 2000 originally reported in the Form 10-Q dated November 20, 1999, using the 16-week reporting period:

                                           Sixteen Week Period Ended
                                                November 20, 1999
                                           --------------------------

        Total assets                       $                    6,520
        Stockholders' equity                                      777
        Total revenue                                           4,679
        Income from operations                                    325
        Net income                                                333
        Net income per share                                     0.03

This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 2000 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended October 31, 2000 and 1999 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2000 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - NOTE RECEIVABLE

On September 6, 2000, the Company invested $300 in a note receivable by the advance of cash to MAXX International, Inc. ("MAXX"), a publicly-traded company. The loan was made expressly for enabling payment of past due amounts owed by MAXX for exclusive credit card licensing rights held by MAXX pursuant to licensing arrangements between MAXX and Treasures of the Vatican. The promissory note bears interest of 18% per annum, with principle and interest due on or before October 2, 2000 or, in the event of MAXX making certain specified payments to the licensor, the due date would be extended to November 3, 2000. The credit card licensing rights were pledged by MAXX to the Company as collateral.

On November 30, 2000, the Company informed MAXX in writing that the note receivable was in default and that the Company intends to foreclose on the collateral and to also hold MAXX responsible for any deficiency that might occur in recovery of principle, interest, and costs. The Company believes that in the event that it cannot collect the full amount owed to it by MAXX, the value that will be recovered from the collateral is significantly greater than the amount of the promissory note, accrued interest, and costs. However, the Company has not included interest income of $5 earned on the note receivable in the results of operations for the three months ended October 31, 2000. The Company has continued to classify the note receivable as a current asset because the Company believes that in less than 12 months from October 31, 2000, it will either collect the balance owed or realize at least the amount owed from the collateral.

In August 2000 the Company had announced the signing of a letter of intent for a merger of the Company and MAXX to be effected by an exchange of common shares of the two companies. On December 6, 2000, the Company announced that it had terminated discussions with MAXX with respect to a possible merger of the Company and MAXX.

NOTE 3 - STOCK OPTIONS

On September 6, 2000, the Company granted options to purchase 100,000 shares of common stock to a consultant, with an exercise price of $1.00 per share and a term of five years.

On October 23, 2000, the Company granted options to purchase 50,000 shares of common stock to an officer, with an exercise price of $0.75 per share and a term of five years.

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

The BXI trade exchange was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the three-month period ended October 31, 1999. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

Additionally, for several years prior to and including the fiscal year ended July 31, 1999, the Company engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses were not profitable and commencing in March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange. In recent years, the Company has generally incurred quarterly and fiscal year operating losses from its trade exchange operations. Such losses were increased by costs associated with the discontinued operations discussed above and costs and expenses of regulatory and litigation matters connected with disputes about the acquisition of the BXI trade exchange, an SEC investigation, and other legal and regulatory matters.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of net revenues:


                                                                  Three Months Ended October 31,
                                               -------------------------------------------------------------------
                                                           2000                                  1999
                                               -----------------------------       -------------------------------
                                                                                     (Recast from the 16-week
                                                                                   period used in the previously
                                                                                     filed fiscal 2000 Form 10-Q)

                                                Amount               Pct *             Amount               Pct *
                                               --------             --------       -------------           -------
Revenue:
Trade exchange:
Association fees                               $   946                  41%        $     1,066                 25%
Transaction fees                                 1,336                  59%              3,154                 75%
                                               --------             --------       -------------           -------
                                                 2,282                 100%              4,220                100%
                                               --------             --------       -------------           -------
Costs and expenses:
Trade exchange                                   1,131                  50%              2,189                 52%
Selling, general, administrative                 1,514                  66%              1,429                 34%
Discontinued operations                             --                  --                  49                  1%
Regulatory and litigation                           99                   4%                 76                  1%
Depreciation and amortization                      130                   6%                147                  4%
                                               --------             --------       -------------           -------
                                                 2,874                 126%              3,890                 92%
                                               --------             --------       -------------           -------
income (Loss) from operations                     (592)                (26%)               330                  8%

Other income (expense)                              70                   3%                  8                 --
                                               --------             --------       -------------           -------
income (Loss) before taxes                        (522)                (23%)               338                  8%
Tax provision                                       --                  --                  --                 --
                                               --------             --------       -------------           -------
Net income (Loss)                              $  (522)                (23%)       $       338                  8%
                                               ========             ========       =============           =======

*    Percent of Total Revenue

Trade exchange revenue and costs

Total trade exchange revenue decreased to $2,282 in the first quarter of fiscal 2001 ("fiscal 2001") as compared to $4,220 in the first quarter of fiscal 2000 ("fiscal 2000"). This was primarily attributable to there being no revenue from the BXI trade exchange in fiscal 2001, as compared to revenue of $1,847 from the BXI trade exchange in fiscal 2000. The net assets and business of BXI Corporation were sold by the Company on January 18, 2000.

Revenue of the ITEX Retail Trade Exchange (the "ITEX Exchange") decreased slightly to $2,282 in fiscal 2001 from $2,373 in fiscal 2000. Association fee revenue for the ITEX Exchange increased to $946 in fiscal 2001 from $652 in fiscal 2000. This resulted primarily from an increase in the monthly cash association fee from $15 per cycle to $20 per four-week cycle, which took effect in November 1999. Future revenue from association fees is expected to continue at higher levels as a result of this higher cash fee structure. Transaction fees for the ITEX Exchange decreased to $1,336 in fiscal 2001 from $1,721 in fiscal 2000 due to a decreased average volume of trading per member. Total quarterly average revenue per member decreased in fiscal 2001 to $158 (not in thousands) from $178 (not in thousands) in fiscal 2000.

Costs of trade exchange revenue decreased to $1,131 in the first quarter of fiscal 2001 from $2,189 in the first quarter of fiscal 2000. The fiscal 2000 amount included $1,360 attributable to the BXI trade exchange.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,514 in fiscal 2001 from $1,429 in fiscal 2000. This was attributable to the effects of increased facilities, personnel, and other costs of the Sacramento, New York, Houston and Seattle brokerage operations, which were purchased by the Company in fiscal 2000.

Costs and expenses of discontinued operations

During fiscal 2000, the Company incurred costs and expenses of $49 in connection with activities that have been discontinued. These are described in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended July 31, 2000.

Costs and expenses of regulatory and litigation matters

During fiscal 2001 and fiscal 2000, the Company incurred costs and expenses of $99 and $76, respectively, in connection with regulatory and litigation matters. These are described in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2000.

Depreciation and amortization

Depreciation and amortization decreased to $130 in fiscal 2001 from $147 in fiscal 2000 primarily as a result of certain member lists becoming fully amortized, which was partially offset by depreciation and amortization in fiscal 2001 from the acquisitions of the Sacramento, Seattle, and Houston brokerages and the Sacramento office building. The acquisition of the Sacramento brokerage occurred late in the first quarter of fiscal 2000 and all the other acquisitions occurred after the first quarter of fiscal 2000.

Liquidity and Capital Resources

At October 31, 2000, the Company's working capital ratio was 1.44 to 1 as compared to 1.56 to 1 at July 31, 2000. At October 31, 2000, stockholders' equity decreased to $3,083 from $3,630 at July 31, 2000 as a result of the Company's net loss of $522 in the first quarter of fiscal 2001.

During fiscal 2001, the Company reported net cash (used) in operating activities of $(614) as compared to net cash used in operating activities of $(34) in fiscal 2000. This change resulted from the net loss in the first quarter of fiscal 2001.

During fiscal 2001, the Company reported net cash (used) in investing activities of $(300) as compared to net cash provided by in investing activities of $215 in fiscal 2000. In fiscal 2001, the Company received $118 from the initial payment

(after related costs) in connection with the sale of the interest in the Samana resort property and $100 from the sale of the rights to publish the Company's barter industry magazine (alt.finance). In fiscal 2001, the Company invested $300 in a note receivable owed to the Company by a third party. See Note 2 of Notes to Consolidated Financial Statements included in this Form 10-QSB.

During fiscal 2001, the Company reported net cash (used) in financing activities of $(18) primarily as a result of the repayment of capitalized equipment lease obligations. During fiscal 2000, the Company reported net cash (used) in financing activities of $(120) primarily as a result of repayment of bank loans totaling $150.

Certain financing transactions, the sale of BXI Corporation, and repayment of various debts of the Company are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. Currently management is attempting to further improve the cash flows and financial condition of the Company and the focus of the Company on its primary business of operating trade exchanges and related activities. However, there can be no assurance that the Company will be successful in its efforts.

Inflation

Since inflation has been moderate in recent years, inflation has not had a significant impact on the Company. Inflation is not expected to have a material future effect.

Inflation may be a factor within the ITEX Retail Trade Exchange. The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in circulation in the exchange by transferring some of its own holdings of trade dollars to the Exchange.

Quantitative and Qualitative Disclosures About Market Risk

All trade credits are made in U.S. dollars and, therefore, currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

o    Martin Kagan Litigation.

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12,2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys' fees. The referee's decision was confirmed by the Multnamah County Circuit Court and judgment has been entered The company has bonded the judgment that has been entered and guaranteed the bond with a certificate of deposit for $550,000. The company has appealed and has been advised by its counsel that it has a reasonable chance for success in overturning the decision.

o    IBTEX, A.G. Litigation.

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act.

The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months. During November, 2000 the Company was sent a copy of a new related case which names the Company as a defendant in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. Terry Neal, et al, seeking no affirmative relief against the Company, but naming the company as a defendant. The Company has not been served with a summons and complaint in this matter.

o    Wade Cook Financial Corporation Litigation.

During February 1998, an action was filed in Washington (Seattle) State Court by Associated Reciprocal Traders, Ltd., ("ART") an ITEX wholly owned subsidiary, based on Wade Cook Financial Corporation's ("WCFC") refusal to permit transfer, without restricted legend, of WCFC stock issued to ART in exchange for a media due bill. ART filed a Motion for Replevin and Preliminary Injunction requesting delivery and transfer of the certificates of WCFC stock to ART based upon compliance by ART with the requirements of Rule 144 of the Securities Act of 1933. After two separate hearings, on October 2, 1998, the Court ruled that the requirements of Rule 144 had been met, but that issues raised by WCFC concerning the radio spots, pursuant to the due bill, required a trial of the merits of the action. During August 1999, the matter was settled. WCFC has agreed that ART is the owner of 1,400,000 shares of WCFC unrestricted stock which may be sold by ITEX at no more than 100,000 shares a month, at current market prices, subject to right of first refusal by WCFC. The settlement agreement also provided for the transfer of 300,000 ITEX trade dollars to WCFC, which the Company has completed. As of October 31, 2000, the Company had realized approximately $175,000 in cash and paid a liability of $60,000 from the disposal of approximately 800,000 shares of its Wade Cook common stock.

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

o    Claim of Terry Neal for Indemnity

On December 1, 2000 the Company received a demand from attorneys for Terry Neal, founder and former chief executive officer of the Company, claiming a right for indemnity for fines and attorneys' fees Mr. Neal is alleged to have incurred in connection with an SEC investigation and civil suit brought by the Securities and Exchange Commission ("SEC") related to certain activities of Mr. Neal that occurred while he was a consultant to the Company in fiscal years prior to the fiscal year ended July 31, 1998. The claim, which at this point is not a lawsuit, also includes the right to indemnity for attorneys' fees incurred in his defense of the IBTEX litigation as well as the right to indemnity for attorneys' fees incurred in his defense of the Kagan matter. The Company believes that any liability that may result from the two latter matters has been adequately provided for. The Company denies any liability to indemnify Mr. Neal for SEC related expenses and fines, and believes his other claims are excessive. Furthermore, the Company also has affirmative defenses that gives it a right of set-off against Mr. Neil that exceeds, in amount the $2.8 million for which he has claimed. The Company will vigorously defend against his claims.

Item 2.   Changes in Securities.
                None.

Item 3.   Default Upon Senior Securities.
               None.

Item 4.   Submission of Matters to a Vote of Security Holders.
               None

Item 5.   Other Information.
               None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

    The Exhibits hereto are listed in the accompanying Exhibit Index.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ITEX CORPORATION


       December 15, 2000                  /s/  COLLINS M CHRISTENSEN
 -------------------------------               ---------------------------------------------------------------------
              Date                             Collins M. Christensen,  Director,  President and Chief Executive
                                               Officer (principal executive officer and director)

       DECEMBER 15, 2000                  /S/  Daniela C. Calvitti
 -------------------------------               ---------------------------------------------------------------------
               Date                            Daniela C. Calvitti,  Chief Financial Officer


