Form 10QSB
period 2001-01-31
ITEX CORPORATION
filed 2001-03-19
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For The Quarterly Period Ended

                                January 31, 2001

                         Commission File Number 0-18275

                                ITEX CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                             93-0922994
      --------------------------------           --------------------
      State (or other jurisdiction of               (IRS Employer
      incorporation or organization)              Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                  916-679-1111
                --------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                                  No


     Number of Shares of Common Stock,  $0.01 Par Value  Outstanding at March 6,
2001:    16,170,065


                      (This Form 10-QSB includes 12 pages)

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended January 31, 2001



                                      INDEX
                                                                                        Page
                                                                                     ----------

Part I. Financial Information

Item 1. Financial Statements

     CONSOLIDATED BALANCE SHEET AT JANUARY 31, 2001                                       3

     CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE AND SIX MONTH PERIODS
     ENDED JANUARY 31, 2001 AND 2000                                                      4

     CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  FOR THE SIX MONTH  PERIODS  ENDED
     JANUARY 31, 2001 AND 2000                                                            5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       6 - 7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                                                 7 - 9

ITEM 3. QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  SEE
        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                             9 - 11

ITEM 2. CHANGES IN SECURITIES AND USED PROCEEDS                                           11

ITEM 3. DEFAULT UPON SENIOR SECURITIES                                                    11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               11

ITEM 5. OTHER INFORMATION                                                                 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  12


                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                                               January 31, 2001       July 31, 2000
                                                                               ----------------       -------------
                                     Assets
Current assets:
     Cash and equivalents                                                         $    261             $    960
     Restricted cash                                                                   556                  556
     Accounts receivable                                                             1,068                  659
     Note receivable                                                                   300                   --
     Income tax refund and related interest receivable                                 530                2,216
     Prepaids and other current assets                                                 135                  117
                                                                               ----------------       -------------
               Total current assets                                                  2,850                4,508

Property and equipment, net of accumulated depreciation of
     $ 907 and $772                                                                  2,483                2,698
Goodwill and purchased member lists, net                                               674                  792
Note receivable from sale of Investment in Samana Resort                               350                  350
Available for sale securities                                                           98                  113
Other assets                                                                            67                   72
                                                                               ----------------       -------------
               Total assets                                                       $  6,522             $  8,533
                                                                               ================       =============
                      Liabilities and stockholders' equity

Current liabilities:
     Long-term debt and capital lease obligations, current portion                $     64             $     66
     Accounts payable and accrued expenses                                             912                  723
     Accounts payable to brokers                                                       995                  813
     Accrued incentive compensation                                                     --                  339
     Other current liabilities                                                         376                  957
                                                                               ----------------       -------------
               Total current liabilities                                             2,347                2,898
                                                                               ----------------       -------------
Long-term debt and capital lease obligations                                           425                  505
                                                                               ----------------       -------------
Common stock subject to a put (333 shares outstanding)                               1,500                1,500
                                                                               ----------------       -------------
Commitments and contingencies                                                           --                   --

Stockholders' equity:
   Common stock, $.01 par value; 50,000 shares authorized;
    15,838 shares issued and outstanding (2000 and 2001)                               159                  159
     Additional paid-in capital                                                     28,977               28,977
     Unrealized gain on marketable securities                                           97                  113
     Treasury stock, at cost (2 shares in 2001 and 2000)                               (10)                 (10)
     Accumulated deficit                                                           (26,973)             (25,609)
                                                                               ----------------       -------------
       Total stockholders' equity                                                    2,250                3,630
                                                                               ----------------       -------------
           Total liabilities and stockholders' equity                             $  6,522             $  8,533
                                                                               ================       =============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  Three Months Ended             Six Months Ended
                                                                     January 31                     January 31
                                                                    (Recast from                  (Recast from
                                                                    the 12 week                    the 28 week
                                                                       period                        period
                                                                    reported in                    reported in
                                                                    the 2000 Form                 the 2000 Form
                                                                        10-Q)                         10-Q)
                                                             --------------------------      ---------------------------
                                                                2001            2000            2001             2000
                                                             ----------     -----------      ----------      -----------
Revenue:
    Trade exchange revenue                                   $  2,597        $  4,582        $  4,879        $  8,802
                                                             ----------     -----------      ----------      -----------
                                                                2,597           4,582           4,879           8,802
Costs and expenses:
    Costs of trade exchange revenue                             1,369           2,422           2,500           4,611
    Selling, general and administrative                         1,581           1,908           3,095           3,337
    Costs and expenses of discontinued operations                  --            (585)             --            (536)
    Costs of regulatory and litigation matters                    106             112             205             188
    Depreciation and amortization                                 130             108             260             255
                                                             ----------     -----------      ----------      -----------
                                                                3,186           3,965           6,060           7,854
                                                             ----------     -----------      ----------      -----------
Income (loss) from operations                                    (589)            617          (1,181)            948
                                                             ----------     -----------      ----------      -----------
Other income (expense):
  Interest income (expense), net                                  (21)           (144)              0            (236)
  Miscellaneous, net                                               51             141             100             241
                                                             ----------     -----------      ----------      -----------
                                                                   30              (3)            100               5
                                                             ----------     -----------      ----------      -----------
Income (loss) before income taxes                                (559)            614          (1,081)            953
Provision for income taxes                                       (283)             --            (283)             --
                                                             ----------     -----------      ----------      -----------
Net income (loss)                                            $   (842)       $    614        $ (1,364)       $    953
                                                             ==========     ===========      ==========      ===========
Other comprehensive income - holding gain
(loss) on securities                                                9             --             (16)              --
                                                             ----------     -----------      ----------      -----------
Comprehensive income (loss)                                      (833)            614          (1,380)            953
                                                             ==========     ===========      ==========      ===========
Average common and equivalent shares                           16,171          16,871          16,171          15,730
                                                             ==========     ===========      ==========      ===========
Net income (loss) per common share                              (0.05)            .04           (0.08)           0.06
                                                             ==========     ===========      ==========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     (Recast from the
                                                                                    12-week period used
                                                                                    in the fiscal 2000
                                                                                        Form 10-Q)
                                                                               Six Months Ended January 31,
                                                                             --------------------------------
                                                                                 2001                 2000
                                                                             -----------           ----------
Cash flows from operating activities:
    Net (loss) income                                                        $ (1,364)             $   953
    Adjustments to reconcile net (loss)income to net cash
       used in operating activities:
       Depreciation and amortization                                              260                  255
       Write-off over accrual of income tax refund                                283                   --
       Write-off of obsolete software                                              74                   --
       Loss on sale of investments                                                 --               (1,936)
       Stock and options issued for goods and services                             --                   24
    Changes in operating assets and liabilities:
       Accounts receivable                                                       (409)                 435
       Income tax refund and related interest receivable                        1,403                   --
       Notes receivable                                                          (300)                  --
       Prepaids and other current assets                                          (15)                (120)
       Decrease in incentive compensation                                        (339)                  --
       Accounts payable and other current liabilities                            (392)              (1,081)
       Accounts payable to brokers                                                182                  269
       Deferred revenue                                                            --                 (120)
                                                                             -----------           ----------
         Net cash used in operating activities                                   (617)              (1,321)
                                                                             -----------           ----------
Cash flows from investing activities:
       Proceeds from initial payment on sale of Samana                             --                  286
       Proceeds from sale of magazine rights                                       --                  200
       Proceeds from sale of BXI                                                   --                4,000
       Equipment, information systems and other                                    --                 (315)
                                                                             -----------           ----------
         Net cash provided  investing activities                                   --                4,171
                                                                             -----------           ----------
Cash flows from financing activities:
       Repayments of bank line of credit                                           --                 (350)
       Note payable to related parties                                             --                 (480)
       Borrowings (repayments) on third party indebtedness                        (82)                  30
                                                                             -----------           ----------
         Net cash used in financing activities                                    (82)                (800)
                                                                             -----------           ----------
Net (decrease) increase in cash and cash equivalents                         $   (699)             $ 2,050
Cash and cash equivalents at beginning of period                                  960                  203
                                                                             -----------           ----------
Cash and cash equivalents at end of period                                   $    261              $ 2,253
                                                                             ===========           ==========
Supplemental cash flow information:
       Cash paid for interest                                                $     21                   45
       Cash paid for income taxes                                                  --                   --

Supplemental  noncash  investing and financing  activities:
  The  Company  issued  common  stock  in  exchange  for  the  stock  of  the corporation  that had previously  operated the  independent  ITEX brokerage
  office in Sacramento, California                                                 --              $   270


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company" or "ITEX") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. Commencing with the first quarter of the fiscal year ending July 31, 2001, the Company began reporting interim results on calendar quarters ending October 31, January 31, and April 30.

Previously, the Company reported interim results using 13 four-week "accounting cycles", with the first quarter containing four four-week accounting cycles and the second, third and fourth quarters each containing three accounting cycles of four weeks each. The dates for reporting interim results were as follows:
November 20, February 12 and May 7. The Company's wholly owned subsidiary, BXI Corporation's practice was to close its books based on calendar quarters and for consolidated reporting, the ITEX data for the 16-week period ended November 20, 1999 was combined with those of BXI for the three months ended January 31, 2001. The comparative interim financial statements contained in this Form 10-QSB for the second quarter of fiscal 2000 have been recast to effect cutoff of the second interim period as of January 31, 2000 for the results of operations instead of February 12, 2000, as previously reported in Form 10-Q for the interim period ended February 12, 2000.

Following is summarized financial data for the second quarter of fiscal 2000 that was reported in the Form 10-Q dated February 12, 2000, using the 12-week reporting period:

                                          Twelve Week Period Ended February
                                                       12, 2000
                                         -------------------------------------

        Total assets                            $        4,879
        Stockholders' equity                             1,413
        Total revenue                                    4,134
        Income from operations                             615
        Net income                                         612
        Net income per share                               .04

This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The consolidated balance sheet as of July 31, 2000 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2001 and 2000 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2001.

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

On November 30, 2000, the Company informed MAXX in writing that the note receivable was in default and that the Company intended to foreclose on the collateral and to also hold MAXX responsible for any deficiency that might occur in recovery of principle, interest, and costs. The Company believes it will recover the amount of the promissory note, accrued interest, and recovery costs. However, the Company has not included interest income of $22 earned on the note receivable in the results of operations for the six months ended January 31, 2001. The Company has continued to classify the note receivable as a current asset because the Company believes that in less than 12 months from January 31, 2001, it will either collect the balance owed or realize at least the amount owed from the collateral.

At July 31, 1998, the carrying value of the investment in the Samana resort property was equal to its cash cost of $1,026. The property was held in the name of Villas Punta Ballena, C. Por A., a Dominican Republic Company. During the fiscal year ended July 31, 1999, new management of ITEX decided to liquidate this investment instead of holding it for development or other means of realizing value. In fiscal 2000, the Company liquidated this investment by selling its stock back to Quisqueya Lines y Consturctora C. por A., a company controlled by the parties from whom the Company had originally purchased its shares in Villas Punta Ballena, C.Por A. At July 31, 1999, the investment in the Samana resort was carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company has received cash of $200 from the buyers and a note for $350 (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of $350 in accordance with the terms of the sale agreement and such payment is overdue.

In order to move forward on the collection of the note, the Company has researched the activity of Quisqueya Lines y Consturctora C. por A., the promissor on the note. That company seems to be an active freight company doing business out of North Miami. The Company has contacted a law firm in Miami and expects to have a suit on file within the next two weeks. As there is no defense to this action the Company would expect a default to be taken and judgment entered without significant delay. The Company will then proceed to execute on the business assets of the freight company, obviating any need to pursue the property owned through its Dominican Republic subsidiary. The Company believes that in less than 12 months from March 19, 2001 the balance owed, together with interest will be collected.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (in thousands, except per share amounts) Overview

ITEX  Corporation and subsidiaries  ("ITEX" or the "Company")  operates the ITEX
Retail Trade Exchange and acts as third-party recordkeeper for transactions between members of the exchange. The Company charges association fees for each of its internal 13 four-week billing cycles each year, as well as commissions on transactions. Additionally, ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operating expenses and to provide merchandise for sale for trade dollars to trade exchange members. Revenues received and expenses paid in ITEX dollars are not included in these financial statements but are reported to and subject to taxes paid to the Internal Revenue Service and state and local taxing authorities.

ITEX purchased a subsidiary, BXI trade exchange, which was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the three-month period ended January 31, 2000. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

Results of Operations

Trade exchange revenue and costs

Total trade exchange revenue decreased by $1,985 from the recast quarter second quarter of 2000. The primary cause of this decrease is the sale of BXI which was executed on January 18, 2000 and is therefore not included in the 2001 reported revenue. ITEX revenue included in the 2000 consolidated numbers was approximately $2,400.
Therefore, revenue for ITEX alone shows an increase of approximately $200

Costs of operating the trade exchange, primarily composed of commissions to brokers, decreased from the prior year comparative quarter as a result of the sale of BXI and the reduction of approximately $900 in commissions related to BXI revenues.

Selling, general and administrative expenses

Selling, general and administrative decreased from 2000 by approximately $327 for the three months ended January 31 and by $271 for the six months ended. The decrease for the six months ended January 31, 2001 is a result of the removal of expense related to the operations of BXI which accounts for a total decrease of $500. In addition to this decrease, the Company incurred higher costs for certain insurance expenses as a result of the SEC investigation and other litigation matters for which insurance coverage would be available. The Company's directors and officers insurance increased to $96 from $33 for the six months ended January 31, 2001 and 2000. In addition, wages and salaries have decreased $69 as a result of being not fully staffed for the full period during the six months ended January 31, 2001. In an effort to increase communication with investors the Company has increased the amount of travel and other services related to investor relations by approximately $65 over the same period in 2000. The Company purchased the Sacramento headquarters property in late 2000 and has incurred an additional $50 additional utilities and repairs and maintenance expenses as a result of operating the building which were not included in the same period ended in January 2000, this increase in expenses will be off set by the rent expense paid in prior years now that the deferred maintenance has been completed. Included in selling, general and administrative expenses is the write off of obsolete software that was capitalized in prior years in the amount of $74.

Depreciation and amortization

Depreciation for the second quarter of 2001 has remained constant with the first quarter as no new asset purchases were made. The expense for the first three and six month of 2001 have increased from the same period in 2000 primarily as a result of the purchase of assets and building in Sacramento in late 2000.

Income Tax

The Income Tax refund that was projected in the last fiscal year was partially received during this quarter. In addition, there has been a change in the estimate made for the income tax refund as of July 13, 2000. This change in estimate resulted in a change to the income statement of approximately $280 for the three months ended January 31, 2001.

Liquidity and Capital Resources

At January 31, 2001 the Company's  working  capital ratio decreased to 1.21 from
1.44 at October 31, 2000 and 1.55 at July 31, 2000. The primary cause of this decrease is the collection of the income tax refund due at October 31, and July 31, 2000. The cash received from this transaction was used to pay outstanding liabilities and fund current operations. The Company has been using the proceeds from the income tax refund to fund current operations and pay various settlements that were accrued as liabilities in the previous year. The Company has taken several steps to increase the profits of the operations. In March 2001 the Company purchased the Canadian operations of Ubarter as indicated in the 8K. The operations of Ubarter have been profitable and the Company intends to make improvements on the present operations to increase the profits. In the US, management has been concentrating on increasing the number of clients in the network, which would result increased transaction fees. To reach this goal, the Company has been recruiting and hiring additional sales people at each of the Regional Offices in addition to holding group sales meeting in order to increase the exposure of the ITEX opportunity. With the receipt of the remaining IRS refund and from the return to profitable operations, the Company will be able to fund existing operations.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

o    Martin Kagan Litigation.

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12,2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys' fees. The referee's decision was confirmed by the Multnomah County Circuit Court and judgment has been entered. The judgment was amended to include attorneys' fees on January 12, 2001. The company has bonded the judgment that has been entered and guaranteed the bond with a certificate of deposit for $550,000. The company has appealed and has been advised by its counsel that it has a reasonable chance for success in overturning the decision.

o    IBTEX, A.G. Litigation.

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act.

The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months. On November 30, 2000 the Company was sent a copy of a new related case which names the Company as a defendant in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. Terry Neal, et al, seeking no affirmative relief against the Company, but naming the company as a defendant. The Company accepted service of the summons and complaint in this matter on February 1, 2001. The Company has filed a motion to dismiss, which is not yet calendared.

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

o    Antelope Company v. Zoring.

The Company was served with a summons and complaint on June 1, 2000, in the matter of Antelope Company v. Zoring International Incorporated and ITEX Corporation, filed in the District Court of the City and County of Denver, Colorado. The complaint alleges that in December 1997, the plaintiff entered into a lease with Zoring of certain office space in Denver, Colorado, and that ITEX guaranteed the lease. Zoring is alleged to have defaulted on the lease and the plaintiff is seeking to enforce the lease guaranty. The Company agreed that the lease was breached, but contends that the plaintiff failed to mitigate its damages. This matter was compromised and settled with the payment by the Company on January 30, 2001 of $100.

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

o    Claim of Terry Neal for Indemnity

On December 1, 2000 the Company received a demand from attorneys for Terry Neal, founder and former chief executive officer of the Company, claiming a right for indemnity for fines and attorneys' fees Mr. Neal is alleged to have incurred in connection with an SEC investigation and civil suit brought by the Securities and Exchange Commission ("SEC") related to certain activities of Mr. Neal that occurred while he was a consultant to the Company in fiscal years prior to the fiscal year ended July 31, 1998. The claim, which at this point is not a lawsuit, also includes the right to indemnity for attorneys' fees incurred in his defense of the IBTEX litigation as well as the right to indemnity for attorneys' fees incurred in his defense of the Kagan matter. The Company believes that any liability that may result from the two latter matters has been adequately provided for in these financial statements. The Company denies any liability to indemnify Mr. Neal for SEC related expenses and fines, and believes his other claims are excessive. Furthermore, the Company also has affirmative defenses that gives it a right of set-off against Mr. Neal that exceeds, in amount the $2.8 million for which he has claimed. The Company will vigorously defend against his claims.

O   1401 El Camino Litigation

On March 1, 2001 the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of El Camino Tower, LLC vs. Sacramento Trade Exchange, Inc., dba ITEX of Sacramento, adba ITEX California, adba Sacramento ITEX; ITEX Corporation; International Trade Exchange, Inc.;
Collins  M.   Christensen,   aka  Collie   Christensen,   individually  and  dba
International Trade Exchange. The complaint alleges that the Company has breached a lease previously occupied by the Sacramento regional office. The complaint seeks $53,381.40 in damages. The Company contends that it was not obligated to pay US dollars, and instead was required only to pay trade dollars. The Company also contends that the plaintiff has not mitigated its damages. The Company has established a reserve to cover potential liability. No material adverse impact is expected.

ITEM 2. CHANGES IN SECURITIES AND USED PROCEEDS none

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS none

ITEM 5. OTHER INFORMATION
        none

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     none

b.   Reports on Form 8-K
     A report on Form 8-K for the event dated March 1, 2001 was filed on March 15, 2001, announcing the acquisition of assets from Ubarter.com.

    There are no exhibits accompanying this Form.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ITEX CORPORATION

March 15, 2001                     /s/  Collins M Christensen
------------------                      ---------------------------------------
      Date                              Collins M. Christensen,  Director,
                                        President and Chief Executive Officer
                                        (principal executive officer and
                                        director)

March 15, 2001                     /s/  Daniela C. Calvitti
------------------                      ---------------------------------------
      Date                              Daniela C. Calvitti,  Chief Financial
                                        Officer