Form 10QSB
period 2001-04-30
ITEX CORPORATION
filed 2001-06-21
CIK 860518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) of the Securities Exchange Act of
                                      1934

                  For The Quarterly Period Ended April 30, 2001

                          Commission File No. 0-18275

                                ITEX CORPORATION
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                                93-0922994
      --------------------------                        ----------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)


                                3400 Cottage Way
                          Sacramento, California 95825
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


                                 (916) 679-1111
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
                        ------

Number of Shares of Common Stock, $0.01 Par Value Outstanding at June 12, 2001:
                                      16,170,065

Transitional Small Business Disclosure Format?

Yes               No       X
    ------

                                ITEX CORPORATION
                                   FORM 10-QSB
                  For The Quarterly Period Ended April 30, 2001



                                      INDEX
                                                                            Page

Part I      Financial Information

ITEM 1      Financial Statements
            CONSOLIDATED BALANCE SHEET AT APRIL 30, 2000 (unaudited)           3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
            NINE MONTH PERIODS ENDED APRIL 30, 2001 AND 2000 (unaudited)       4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
            PERIODS ENDED APIRL 30, 2001 AND 2000 (unaudited)              5 - 6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7 - 8

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         10

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. SEE MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Part II     OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                                 12

ITEM 2      CHANGES IN SECURITIES AND USED PROCEEDS                           14

ITEM 3      DEFAULT UPON SENIOR SECURITIES                                    14

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5      OTHER INFORMATION                                                 14

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                                  14

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     At April 30, 2001 and July 31, 2000 (In
                      thousands, except per share amounts)


             ASSETS                                            April 30, 2001             July 31, 2000
Current Assets:                                                  (Unaudited)                (Audited)
       Cash and equivalents                                               $ 182                     $ 960
       Restricted cash                                                      714                       556
       Accounts receivable                                                1,052                       659
       Note receivables (net of allowance)                                  100
       Income tax refund and related interest receivable                    407                     2,216

       Prepaid expenses and other current assets                            130                       117
                                                               -----------------          ----------------
             Total current assets                                         2,585                     4,508

       Property and equipment, net of accumulated                         2,496                     2,698
           depreciation of $996 and $772
       Goodwill and purchased member lists, net                           1,279                       792
       Available for sale securities                                         63                       113
       Note Receivable                                                        -                       350
       Other assets                                                          63                        72
                                                               -----------------          ----------------

             Total assets                                                $6,486                    $8,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion long-term debt and capital                       $ 363                     $  66
         Lease obligations
         Accounts payable and accrued expenses                              739                       723
         Notes payable                                                      727                         -
         Commissions payable                                              1,165                       813
         Accrued incentive compensation                                       -                       339
         Other current liabilities                                          546                       957
                                                                ----------------         -----------------
              Total current liabilities                                  $3,540                    $2,898

         Long-term debt and capital lease obligations                       100                       505
                                                                ----------------         -----------------

              Total Liabilities                                           3,640                     3,403

         Common stock subject to put (333 shares outstanding)             1,500                     1,500

         Commitments and contingencies                                        -                         -
Stockholders' equity
         Common stock, $.01 par value; 50,000 shares                        159                       159
         authorized; 15,838 shares issued and outstanding
         (2001 and 2000)
         Additional paid in capital                                      28,977                    28,977
         Unrealized gain on marketable securities                            63                       113
         Treasury stock, at cost (2001 and 2000)                           (10)                      (10)
         Accumulated deficit                                           (27,843)                  (25,609)
                                                                ----------------         -----------------
             Total stockholders' equity                                   1,346                     3,630
                                                                ----------------         -----------------
              Total liabilities and stockholders' equity                 $6,486                    $8,533
                                                                ================         =================


                         The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             APRIL 30, 2001 AND 2000
                    (In thousands, except per share amounts)


                                                 Three Months Ended April 30         Nine Months Ended April 30
                                                (2000 Recast from 12 week         (2000 Recast from 40 week period
                                                 period reported in 2000 10Q)      reported in 2000 10Q)
                                                     2001              2000               2001             2000
                                                 --------------   --------------    --------------    --------------
 Revenue                                           (Unaudited)       (Audited)        (Unaudited)        (Audited)
        Trade exchange revenue                        $ 2,772            2,544            $7,651            11,347
                                                     ----------       ----------        ----------        ----------
                                                        2,772            2,544             7,651            11,347
Costs and expenses                                   ----------       ----------        ----------        ----------

        Costs of trade exchange revenue                 1,379              907             3,879             5,518
        Selling, general and administrative             1,542            1,715             4,637             5,052
        Costs and expenses of discontinued                  -                -                 -                49
            Operations
        Change in allowance for uncollectible             550                                550
        receivables
        Change in estimated loss from                       -                -                 -              (585)
        disposal of BXI
        Costs of regulatory and litigation                 71               66               276               254
        matters
        Depreciation and amortization                     165              117               425               372
                                                     ----------       ----------        ----------        ----------

                                                        3,707            2,805             9,767            10,660
(Loss) Income from operations                            (935)            (261)           (2,116)              687

Other income (expense)
        Interest income (expense), net                    (48)            (114)              (48)             (350)
        Miscellaneous, net                                 66              350               166               590
                                                     ----------       ----------        ----------        ----------
                                                           18              236               118               240
                                                     ----------       ----------        ----------        ----------
(Loss)Income before income taxes                         (917)             (25)           (1,998)              927

Income tax provision (expense)                             47                -              (236)                -
                                                     ----------       ----------        ----------        ----------
Net (loss)income                                         (870)             (25)           (2,234)              927

Other comprehensive income - holding  loss on               -                -               (16)                -
securities
                                                     ----------       ----------        ----------        ----------
Comprehensive (loss) income                           $  (870)         $   (25)          $(2,250)          $   927
                                                     ==========       ==========        ==========        ==========
Average common equivalent shares                       16,075           14,059            16,075            13,271

Net (loss) income  per common share                     (0.05)           (0.00)             (.14)              .07


                         The accompanying notes are an integral part of the consolidated financial statements


                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                             APRIL 30, 2001 AND 2000
                    (In thousands, except per share amounts)


                                                                                       Nine Months Ended April 30,
                                                                                                   2000
                                                              Nine Months Ended        (Recast from 40 week period
                                                                April 30, 2001            reported in 2000 10Q)
                                                             ---------------------     -----------------------------
                                                                 (Unaudited)                     (Audited)
                                                             ---------------------     -----------------------------
Cash Flow from operating activities:
        Net (Loss) Income                                                $(2,234)                          $   927
        Adjustments to reconcile net (loss)income to net
        cash used in operating activities:
               Depreciation and amortization                                 425                             1,157
               Gain on sale of magazine rights                                 -                              (100)
               Write-off obsolete software                                    74                                 -
               Charge to reserve for BXI sale                                  -                              (769)
               Change in allowance for uncollectible                          550
               receivable
               Change in estimate for loss on BXI disposal                     -                              (585)
               Increase in accounts receivable                              (293)                             (188)
               Payment of incentive compensation                            (339)                                -
               Increase (decrease) in accounts payable and                    16                              (826)
               accrued expenses
               Increase in note receivable                                  (300)                                -
               Increase in commissions payable                               352                               176
               Decrease in other liabilities                                (411)                              (40)
               Increase in prepaid expenses and other                         (5)                             (315)
               assets
               Decrease in income tax refunds                              1,809                                 -
                                                             ---------------------     -----------------------------
        Net cash used in operating activities                               (356)                             (563)

        Cash flows from investing activities:
               Proceeds from initial payment on sale of                        -                               168
               Samana
               Proceeds from sale of magazine rights                           -                               100
               Proceeds from sale of BXI                                       -                             4,000
               Equipment, information systems and other                       (9)                             (264)
               Purchase of brokerages                                          -                              (200)
               Net cash used on acquisition of business                     (325)                                -
               assets
                                                             ---------------------     -----------------------------
               Net cash (used in) provided by investing                     (334)                            3,804
               activities
        Cash flows from financing activities:
               Repayments of bank line of credit                               -                              (200)
               Proceeds from notes payable                                   495                                 -
               Increase in restricted cash                                  (158)
               Principal payments on long term debt                         (425)                           (1,178)
                                                             ---------------------     -----------------------------
               Net cash used in financing activities                         (88)                           (1,378)
        Net (decrease) increase in cash                                     (778)                            1,863
        Cash and equivalents at beginning of period                          960                               203
        Cash and equivalents at end of period                             $  182                          $  2,066
                                                             =====================    ==============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid on borrowings for the nine months ended April 30, 2001 and 2000 was $36 and $173 respectively.

During the nine months ended April 30, 2001, the Company acquired a license agreement with a $50 note payable.

During the nine months ended April 30, 2001, the Company acquired various assets of UBarter.com in Canada for $325 in cash and a $500 note payable (See note 3)

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS
(In 000's except per share amounts)

NOTE 1 - UNAUDITED INTERIM INFORMATION

ITEX Corporation (the "Company" or "ITEX") and its wholly owned subsidiaries prepare and report financial results using a fiscal year ending July 31. Commencing with the first quarter of the fiscal year ending July 31, 2001, the Company began reporting interim results on calendar quarters ending October 31, January 31, and April 30.

Previously, the Company reported interim results using 13 four-week "accounting cycles", with the first quarter containing four four-week accounting cycles and the second, third and fourth quarters each containing three accounting cycles of four weeks each. The dates for reporting interim results were as follows:
November 20, February 12 and May 7. The comparative interim financial statements contained in this Form 10-QSB for the third quarter of fiscal 2000 have been recast to effect cutoff of the third interim period as of April 30, 2000 for the results of operations instead of May 7, 2000, as previously reported in Form 10-Q for the interim period ended May 7, 2000.

Following is summarized financial data for the second quarter of fiscal 2000 that was reported in the Form 10-Q dated May 7, 2000, using the 12-week reporting period:

Total assets                 6,479
Stockholders' equity         2,312
Total revenue                2,430
Loss from operations          (249)
Net loss                       (24)
Net income per share          0.00

This Form 10-QSB includes the consolidated financial statements of the Company and its wholly owned subsidiaries. The consolidated balance sheet as of July 31, 2000 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2001 and 2000 include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months and nine months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2001.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2000 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - NOTE RECEIVABLE

On September 6, 2000, the Company invested $300 in a note receivable by the advance of cash to MAXX International, Inc. ("MAXX"), a publicly traded company. The loan was made expressly for enabling payment of past due amounts owed by MAXX for exclusive credit card licensing rights held by MAXX pursuant to licensing arrangements between MAXX and Treasures of the Vatican. The promissory note bears interest of 18% per annum, with principle and interest due on or before October 2, 2000 or, in the event of MAXX making certain specified payments to the licensor, the due date would be extended to November 3, 2000. The credit card licensing rights were pledged by MAXX to the Company as collateral.

On November 30, 2000, the Company informed MAXX in writing that the note receivable was in default and that the Company intended to foreclose on the collateral and to also hold MAXX responsible for any deficiency that might occur in recovery of principle, interest, and costs. The Company believes it will recover the amount of the promissory note, accrued interest, and recovery costs. However, the Company has not included interest income earned on the note receivable in the results of operations for the nine months ended April 30, 2001. The Company has continued to classify the note receivable as a current asset because the Company believes that in less than 12 months from April 30, 2001, it will either collect the balance owed or realize at least the amount owed from the collateral. With respect to the MAXX note, the Company has worked out the terms of a revised note that calls for an immediate payment of $50 and the issuance of shares of MAXX to ITEX, as well as the creation of a security interest in a royalty agreement with a third party. As the agreement has not been signed at this time, management felt it necessary to set up a partial allowance against this receivable of $200.

At July 31, 1998, the carrying value of the investment in the Samana resort property was equal to its cash cost of $1,026. The property was held in the name of Villas Punta Baleen, C. Por A., a Dominican Republic Company. During the fiscal year ended July 31, 1999, new management of ITEX decided to liquidate this investment instead of holding it for development or other means of realizing value. In fiscal 2000, the Company liquidated this investment by selling its stock back to Quisqueya Lines y Consturctora C. por A., a company controlled by the parties from whom the Company had originally purchased its shares in Villas Punta Ballena, C.Por A. At July 31, 1999, the investment in the Samana resort was carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company has received cash of $200 from the buyers and a note for $350 (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of $350 in accordance with the terms of the sale agreement and such payment is overdue.

In order to move forward on the collection of the note, the Company has researched the activity of Quisqueya Lines y Constructora C. por A., the promissor on the note. That company seems to be an active freight company doing business out of North Miami. The Company has contacted a law firm in Miami and expects to have a suit on file by July 1, 2001 against the Quisqueya Lines y Constructora C. por A., and its principal shareholders. Once a judgment is obtained, the Company will then proceed to execute on the business assets of the freight company, obviating any need to pursue the property owned through its Dominican Republic subsidiary.

The Company decided in the third quarter to establish an allowance of $350, the full amount of the Samana Note Receivable. The Company intends to pursue the recovery of the receivable, but since the discussions with a third party that had been interested in purchasing the property have not resulted in a signed contract at this time, management felt it is necessary to set up an allowance against this receivable.

NOTE 3:    BUSINESS ACQUISITION

In March 2001, the Company acquired substantially all of the assets of Ubarter.com, Canada. The assets include a customer list of more than 7,000 trade and barter exchange members. The Company will continue operations in Toronto, Ontario as a branch office of Itex. The acquisition has been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of acquisition. The purchase price allocation and consideration paid were as follows:

          Consideration                   Purchase Price Allocation
---------------------------------     ----------------------------------

Note payable                 $500     Accounts receivable           $100
Cash payments                 250     Property and equipment          95
Acquisition costs              75     Customer Lists                 630
                       -----------                            -----------
Total consideration          $825     Total                         $825
                       -----------                            -----------



The amortization period for the customer list is 5 years.

NOTE 4 - NOTES PAYABLE

The Company has entered into a $300 short-term note payable to an individual. The note bears interest at 13.5% payable monthly with all principal due on September 30, 2001. If the Company wishes to extend this note they can with an increase in interest to 16% payable monthly until balance is paid in full. The Company's President and CEO has pledged certain personally owned real property, as security on this note payable.

NOTE 5 - SUBSEQUENT EVENT

On June 1, 2001, the Company purchased certain assets for cash of $300 from Network Commerce, Inc. The Company acquired client lists, receivables, computers and technology from Ubarter.com, a subsidiary of Network Commerce, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (in thousands, except per share amounts)

OVERVIEW

ITEX Corporation and subsidiaries ("ITEX" or the "Company") operates the ITEX Retail Trade Exchange and acts as third-party record keeper for transactions between members of the exchange. The Company charges association fees for each of its internal 13 four-week billing cycles each year, as well as commissions on transactions. Additionally, ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operating expenses and to provide merchandise for sale for trade dollars to trade exchange members. Revenues received and expenses paid in ITEX dollars are not included in these financial statements but are reported to and subject to taxes paid to the Internal Revenue Service and state and local taxing authorities.

ITEX purchased a subsidiary, BXI trade exchange, which was acquired by the Company on June 25, 1998. The BXI trade exchange operations are included in the financial statements through the date of sale. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

RESULTS OF OPERATIONS

Trade exchange revenue and costs

Total trade exchange revenue increased by $228 or 9% from the third quarter of 2000. The primary cause of this increase is additional trade volume from the trade exchange. The Canadian operations of U-barter were in operation for two months during the quarter.

Costs of operating the trade exchange, primarily composed of commissions to brokers, was greater than for the same quarter last year. During the third quarter of Fiscal Year 2000, the Company acquired three profitable Broker Offices thus substantially reducing the commission expense for the period. As trade exchange revenue has continued to grow, the change in the source of the trade exchange revenue has resulted in a higher commission expense. As more trade revenue is earned through the brokers, a higher commission rate is incurred than when the trade exchange revenue is earned through one of the Company's nine regional offices. For the quarter, the cost of the trade exchange in relation to the trade revenue is 49.7%, and for the year to date 2001 is 50.7%.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased from 2000 by approximately $173 for the three months ended April 30, and by $415 for the nine months ended. The decrease for the nine months ended April 30, 2001 is a result of the removal of expense related to the operations of BXI which accounts for a total decrease of $500. In addition to this decrease, the Company incurred higher costs for certain insurance expenses as a result of the SEC investigation and other litigation matters for which insurance coverage would be available. The Company's directors and officers insurance increased to $123 from $50 for the nine months ended April 30, 2001 and 2000. In addition, wages and salaries have decreased $150 as a result of being not fully staffed for the full period during the nine months ended April 30, 2001. In an effort to increase communication with investors the Company has increased the amount of travel and other services related to investor relations by approximately $91 over the same period in 2000. In addition, the Company held a shareholder meeting during the third quarter. The Company purchased the Sacramento, California headquarters property in late 2000 and has incurred an additional $75 related to utilities and repairs and maintenance expenses as a result of operating the building which were not included in the same period ended in January 2000, this increase in expenses will be off set by the rent expense paid in prior years now that the deferred maintenance has been completed. Included in selling, general and administrative expenses is the write off of obsolete software that was capitalized in prior years in the amount of $74.

Change in allowance for uncollectible receivables

The Company decided in the third quarter to establish an allowance of $350, the full amount of the Samana Note Receivable and to establish an allowance of $200, of the $300 MAXX Note Receivable.

Costs and expenses of regulatory and litigation matters

During the third quarter of Fiscal year 2001, the Company incurred costs of $71 in connection with regulatory and litigation matters.

Depreciation and amortization

Depreciation for the third quarter of 2001 has increased from the first two quarters as the Company started amortizing the cost of the Ubarter.com acquisition. The expense for the nine months of 2001 have increased from the same period in 2000 as a result of the purchase of assets and building in Sacramento, California in late 2000.

Income Tax

In addition, there has been a change in the estimate made for the income tax refund as of July 13, 2000. This change in estimate resulted in a decrease to the income statement of approximately $236 for the nine months ended April 30, 2001.

Liquidity and Capital Resources

At April 30, 2001 the Company's working capital ratio decreased to .73 from 1.21 at January 31, 2000 and 1.55 at July 31, 2000. The primary causes of this decrease are the collection of the income tax refund due at October 31 and July
31. The Company has been using the proceeds from the income tax refund to fund current operations and pay various settlements that were accrued as liabilities in the previous year. The Company has taken several steps to increase the profits of the operations.

The Company has begun the process of refinancing the building on a long-term basis and anticipates successful completion of this transaction in the fourth quarter of 2001, which will increase the Company's liquidity significantly.

In March 2001 the Company purchased the Canadian operations of UBarter.com as indicated in the Company's current report on form 8K filed in May 2001. The operations of UBarter.com have been profitable and the Company intends to make improvements on the present operations to increase the profits. The Company has entered into $300 short-term note to partially fund the acquisition.

In the US, management has been concentrating on increasing the number of clients in the network, which would result in increased trading opportunities and thus increased transaction fees. To reach this goal, the Company has been recruiting and hiring additional sales people at each of the Regional Offices in addition to holding group sales meeting in order to increase the exposure of the ITEX opportunity.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Martin Kagan Litigation

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400,000 plus interest from July 14, 1998, plus reasonable attorneys' fees. The referee's decision was confirmed by the Multnomah County Circuit Court and judgment has been entered. The judgment was amended to include attorneys' fees on January 12, 2001. The Company has bonded the judgment that has been entered and guaranteed the bond with certificates of deposit totaling $714,000. The Company has appealed and has been advised by its counsel that it has a reasonable chance for success in overturning the decision. A reserve for this settlement has been included in the consolidated financial statements in the amount of $499,000.

IBTEX, A.G. Litigation

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act.

The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months. On November 30, 2000 the Company was sent a copy of a new related case which names the Company as a defendant in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. Terry Neal, et al, seeking no affirmative relief against the Company, but naming the Company as a defendant. The Company accepted service of the summons and complaint in this matter on February 1, 2001. The Company has filed a motion to dismiss, which is not yet calendared. Management does not consider a negative resolution of this matter to be probable and therefore no reserve has been provided in the consolidated financial statements.

Desert Rose Foods Litigation

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, and interest and attorneys fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case and is vigorously defending the matter. The Company believes Plaintiff's complaint is frivolous. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. This case was dismissed on March 26, 2001 and therefore no provision has been made in the Company's consolidated financial statements. The plaintiff has the right to re-file within six months of the dismissal.

Metro Sales v ITEX

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action. No provision has been included in the Company's consolidated financial statements for this litigation. This matter has been settled without any payment by the Company and with the plaintiff paying the Company some of the disputed fees.

Skiers Edge Litigation

On June 19, 2000, the Company was served with a summons and complaint filed in the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company is defending this matter and does not foresee any material impact from this matter.

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

1401 El Camino Litigation

On March 1, 2001 the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of El Camino Tower, LLC vs. Sacramento Trade Exchange, Inc., dba ITEX of Sacramento, adba ITEX California, adba Sacramento ITEX; ITEX Corporation; International Trade Exchange, Inc.;
Collins  M.   Christensen,   aka  Collie   Christensen,   individually  and  dba
International Trade Exchange. The complaint alleges that the Company has breached a lease previously occupied by the Sacramento regional office. The complaint seeks $53,000 in damages. The Company contends that it was not obligated to pay U.S. dollars, and instead was required only to pay trade dollars. The Company also contends that the plaintiff has not mitigated its damages. The Company has established a reserve to cover potential liability. No material adverse impact is expected.

ITEM 2. CHANGES IN SECURITIES AND USED PROCEEDS
NONE

ITEM 3. DEFAULT UPON SENIOR SECURITIES
NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a meeting of the shareholders on April 4, 2001, held in Sacramento California a quorum of shareholders voted to elect the following persons as directors of the Company.

         Name                        Position     Votes For     Votes Against
         Collins M Christensen       Director     11,869,313           523
         Jay Abraham                 Director     11,985,722           523
         Lewis "Spike" Humer         Director     11,877,399           523
         Dr. William Bronston        Director     11,939,010           523
         Jeffrey L. Elder            Director     11,974,713           523
         Daniela C Calvitti          Director     11,867,113           523
         Gerry Harris                Director     11,831,610           523

ITEM 5. OTHER INFORMATION
NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
None

b.   Reports on Form 8-K

A report on Form 8-K for the event dated March 1, 2001 was filed on March 15, 2001, and amended on May 14, 2001 announcing the acquisition of assets from UBarter.com.


A report on Form 8-K for the event dated June 1, 2001 was filed on June 15, 2001 announcing the acquisition of assets from UBarter.com in Seattle, Washington.



    There are no exhibits accompanying this Form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ITEX CORPORATION

June 20, 2001                   /s/ Collins M. Christensen
-------------                   --------------------------
Date                            Collins M. Christensen, Director,
                                President and Chief Executive Officer
                                (principal executive officer and director)


June 20, 2001                   /s/ Daniela C. Calvitti
-------------                   -----------------------
Date                            Daniela C. Calvitti, Chief Financial Officer