Form 10KSB
period 2001-07-31
ITEX CORPORATION
filed 2001-11-13
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the fiscal year ended July 31, 2001

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                    93-0922994
 ---------------------------------           ---------------------------------
   State (or other jurisdiction              (IRS Employer Identification No.)
 of Incorporation or organization

                 3400 Cottage Way, Sacramento, California 95825
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
               -----------------------------------------------------
               (Registrant's telephone number including area code)


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
          None                                          N/A
     ------------------              -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                 (Title of class)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $10,067,000

The approximate market value of stock held by non-affiliates is $1,730,000 based upon 13,309,000 shares held by such persons and the close price of $.13 on October 23, 2001.

The number of shares outstanding of the Registrant's $0.01 par value common stock at October 23, 2001 was 15,849,232.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

                Part III, Items 10, 11, 12 and 13 of this report

                                ITEX CORPORATION
                                   FORM 10-KSB
                     For The Fiscal Year Ended July 31, 2001

INDEX

                                                                                               Page
                   PART I
ITEM 1.            DESCRIPTION OF BUSINESS
ITEM 2.            DESCRIPTION OF PROPERTY
ITEM 3.            LEGAL PROCEEDINGS
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   PART II
ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN of Operation
ITEM 7.            FINANCIAL STATEMENTS
ITEM 8.            CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND
                   FINANCIAL DISCLOSURE

                   PART III
ITEM 9.            DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT
ITEM 10.           EXECUTIVE COMPENSATION
ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K



PART I

ITEM 1.   DESCRIPTION OF BUSINESS

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading retail trade exchanges in the United States and Canada. ITEX provides business-to-business barter services for retail, professional, media and other corporate members. The ITEX retail trade exchange headquartered in Sacramento, California, has in excess of 20,000 members who, collectively, make up the trade exchange. The trade exchange contracts with the Company to administer the exchange and to act as a third-party recordkeeper for transactions entered into by the members. At July 31, 2001 services were offered through nine corporate owned stores and sixty-nine independent licensed brokers ("ILB") in the United States and Canada.

ITEX was incorporated in Nevada in 1982 under the name ITEX Retail Trade Exchange and became publicly traded in 1992. In 1991, the Company's name was changed to ITEX Inc. to reflect the change to a barter based business model. The principal executive offices are located at 3400 Cottage Way, Sacramento, California 95825.

The Company manages a private barter currency using trade credits called "ITEX Trade Dollars" to enable its members to sell their products or services to other ITEX members in exchange for Trade Dollars. Trade Dollars earned allow members to purchase products and services from other members instead of using cash. A Trade Dollar is an accounting unit used by the ITEX retail trade exchange to record the value of trades as determined by the parties in trade exchange transactions. ITEX Trade Dollars denote the right to receive goods or services available from other Trade Exchange members, or the obligation to provide goods or services to other Exchange members. ITEX Trade Dollars are based on the U.S. dollar in the United States and the Canadian dollar in Canada. Trade Dollars may not be redeemed for cash and may only be used in the manner and for the purpose set forth in the rules of the trade exchange. Trade Dollars are not legal tender, securities or commodities.

The Company markets products and services offered by its members through directories, newsletters, e-mail, faxes, trade directors, on its website at www.itex.com and through other promotional means. Sales are generally conducted by members directly, but can be facilitated by the Company's trade directors and independent licensed brokers. Generally, sales are made at or near prevailing retail prices.

The use of the ITEX Retail Trade Exchange allows businesses to increase sales and market share, decrease cash expenditures, reduce surplus inventory, take advantage of underutilized capacity and increase cash flow. Barter is especially useful to businesses where the variable costs of products or services are low, such as hospitality and professional businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility.

Occasionally, the Company engages in barter for its account. For example, it acquires merchandise for its account and remarkets and trades the merchandise to other members for ITEX Trade Dollars. Typically, this is done to establish or maintain member relationships, take advantage of favorable opportunities and to facilitate and enhance the barter business for its members. The Company also engages in barter to pay for some of its operating costs.

In order to facilitate trading, the Company occasionally grants lines of credit to creditworthy members. Credit lines are issued under guidelines that assess the financial stability of the member and the demand by others for the member's product or service. In general, members of the Exchange can only use ITEX Trade Dollars to purchase the goods and services offered by members of the exchange. However, the Company has reciprocal relations with various other trade exchanges pursuant to which it is possible for a member of the ITEX trade exchange to purchase goods or services offered by members of those other trade exchanges, and members of other trade exchanges with reciprocal agreements may acquire goods and services from the ITEX trade exchange.

The Internal Revenue Service considers trade credit income to be equivalent to cash income and a trade dollar expense to be equal to a cash dollar of expense. The Company is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of the Company's members and to the Internal Revenue Service (which the Company does electronically). The Form 1099-B reflects the total trade credit sales made by the member for the calendar year, less the amount of any returns. Trade credits received must be reported as gross income in tax returns. Expenditures of trade credits may be reported as deductions in tax returns if they qualify as deductible business expenses or as other deductions that are permitted by the Internal Revenue Code.

ILBs are independent contractors with respect to the Company or, in the case of ITEX regional offices, are employees of the Company. ILBs service members of the Exchange. ITEX is continuously striving to upgrade and broaden services to ILBs, including providing ILBs with training, help in facilitating transactions, marketing materials, computer software systems, and Internet-based resources including directories, listings of goods and services currently available from members and the opportunity to advertise to members locally, nationally and internationally.

Independent Licensed Brokers

Members of the exchange have a contractual relationship with the Company and are assigned to an independent licensed broker (ILB), or a Company operated regional office. Each ILB is responsible for enrolling new ITEX members, training them in the use of the system, facilitating business among members, monitoring the delivery of goods and services between members and assuring payment of dues and fees to ITEX.

The ILB provides members with information about goods and services that are available locally, nationally and internationally. ILBs do not have exclusive contractual rights to operate in a geographical area. The ITEX broker contract provides for a five-year term unless the contract is terminated for cause (as explained in the ITEX Independent Licensed Broker Agreement). The contract automatically renews for subsequent five-year terms so long as the ILB is not in breach and is in compliance with the contract and any policies and procedures then in place as adopted by the Company.

ILBs are paid a percentage of revenue collected from ITEX members serviced by those ILBs, which generally ranges from 50% to 75% depending on the volume of transactions and net increases in the number of members enrolled during each 28-day accounting cycle.

The Company views its commitment to its ILBs as vital to its long-term success. The Company depends on a high rate of repeat business and views the quality of its ILBs' interaction with members as an important element of its strategy to continue to successfully develop the Company's business. The Company believes that it has a strong cooperative relationship with ILBs and seeks to continue that relationship by providing training, marketing materials and programs, Internet and computer related support.

Sources of Revenue

ITEX generally charges members of the Trade Exchange an association fee of $20 cash each four week accounting cycle ($260 annually) and 10 ITEX Trade Dollars each cycle (130 annually). This rate structure has been in place since November 4, 1999, when the cash fee was increased from $15 to $20 and the Trade Dollar fee was decreased from 15 Trade Dollars to 10 Trade Dollars.

ITEX also receives transaction fees on the value of the transaction, from both the buyer and the seller. Members are billed at the end of each four week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member (Autopay) system, the fee is 5% of the dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the fee is 7-1/2% of the dollar amount of that member's purchases and sales during the period. Approximately 66% of payments are made through electronic funds transfer or by credit cards automatically using the Preferred Member Autopay system.

The Company prepares its financial statements on an accrual basis. See Notes To Consolidated Financial Statements for a description of accounting policies. The Company internally accounts for Trade Dollars in addition to cash in statements to members and ILBs and in other ways necessary for operation of the Trade Exchange and the business of the Company. The Company considers the Trade
Dollars it receives from transactions to be valuable and uses them in the operation of its business, including the payment of obligations. Members and ILBs use Trade Dollars in exchange for goods and services and in the operation of their businesses.

Company Strategies

The Company's goal is to expand its position in the barter industry principally in North America by focusing on customer service, expanding the range and availability of products and services offered through ITEX, increasing the number of its members, expanding geographically and increasing the size and strength of its ILB network. To achieve this, the Company is in the process of instituting the following business strategy.

Expand  Independent  Licensed  Broker (ILB) Stores in North  America
To grow the Company's member base and build brand recognition, the Company has initiated a plan to place a substantial number of highly qualified ILBs with adequate professional and financial resources. The Company is aiming to complete this plan by the end of fiscal 2002.

Acquire local and regional trade exchanges
The Company intends to continue expanding the business by acquiring other strategically located trade exchanges in the United States and Canada and integrating these exchanges into its operations. In considering acquisitions of trade exchanges, the Company intends to look for candidates with the following attributes:

o    regional presence complimenting its presence
o    significant member base offering a wide variety of products and services
o    sound credit management
o    positive cash flow
o    contribution of double digit growth to Company

These acquisitions would provide the Company with the critical mass of products and services in their respective regions and, therefore, would support the Company's growth plans. The Company plans to fund these acquisitions through the additional positive cash flow provided by the acquired entity and the aggregate value of acquired assets.

Develop technologically advanced multi-channel barter system
The Company is upgrading and enhancing computer software and related support, including improved Internet access to ITEX members and ILBs. Recent advances in computer and communications technology offers the Company opportunities to provide members and ILBs with additional tools and more effective computer applications. Such tools will enable them to more easily engage in trade exchange transactions. Opportunities include improving the Company's existing on-line system known as "Trade Flash" which provides members with information about goods and services that are immediately available. Another strategy is to improve member profiles so the system will alert members when products or services they are seeking become available on the trade exchange. Presently, the system provides listings of members by category and separate category listings and descriptions of goods and services currently available for sale.

Purchase of Independent Licensed Broker Offices

Sacramento, California
On October 20, 1999, the Company completed the acquisition of all of the outstanding stock of California Trade Exchange, Inc., a California corporation which operated the business of the Company's largest independent broker located in Sacramento, California. The Company issued 1,966,667 shares of the Company's restricted common stock that were assigned a value of $669,000 as payment. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients as represented by the Independent Retail Broker Agreement for that office. Of the total purchase price, $390,000 was assigned to the right to service the member list, which is being amortized over a four-year period.

The Sacramento brokerage office was licensed to Collins M. Christensen on September 15, 1995. Mr. Christensen, the principal owner of the Sacramento brokerage business, served as President and Chief Executive Officer of the Company until November 5, 2001 and is currently a Director. Gerry Layo, minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of broker training until March 7, 2000. Of the shares issued in the transaction, Mr. Christensen received 1,573,334 shares and Mr. Layo received 393,333 shares.

Seattle, Washington
In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation that operated the business of the independent broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150,000 cash, 150,000 ITEX Trade Dollars and 200,000 shares of common stock of the company. In addition, the Company issued 15,000 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office.

Houston, Texas
Also in February 2000, the Company acquired the assets of the operator of the independent broker office located in Houston, Texas. The purchase price was $100,000 cash, 100,000 ITEX Trade Dollars and 100,000 shares of the restricted common stock of the Company and the option to acquire up to an additional 25,000 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The primary identifiable assets of the acquired business were accounts receivable, furniture and equipment and the right to service ITEX clients serviced by that office.

Jensen Beach, Florida
In January 2001 the Company paid out $50,000 in exchange for the termination of the license of one of its independent licensed brokers in Jensen Beach, Florida. The agreement was rescinded on October 4, 2001. The Company will receive an additional $35,000 for a total of $85,000. The Company will receive $5,000 per cycle beginning November 22, 2001.

Sale of Regional Corporate Offices

In September and October 2001 the Company transferred its regional offices in Portland, Costa Mesa, Lafayette, and Orlando to independent licensed brokers.

Portland, Oregon
The sale of the Portland regional office took place on October 12, 2001 for $100,000. The Company will receive a down payment of $20,000. The balance will be paid at the rate of 15% of the total fees earned by that office during each four-week cycle until paid in full.

Costa Mesa, California
The regional office in Costa Mesa was closed on September 30, 2001. The members will be serviced by an independent licensed broker in the area.

Lafayette, Louisiana
The sale of the Lafayette regional office took place on October 22, 2001 for $40,000. The Company will receive 36% of the total fees earned by that office during each four-week cycle until the balance is paid in full.

Orlando, Florida
The sale of the Orlando regional office took place on September 28, 2001 for $104,000. The Company will receive $2,000 per four-week cycle for 52 cycles.

License

On July 1, 2001, the Company, pursuant to a Fee Paid Independent Retail Brokerage Agreement (the "Agreement") granted, for a US$400,000 fee ($160,000 paid, and monthly payments thereafter), a license for a Vancouver, British brokerage. The franchise was intended to transfer certain members from the Ubarter acquisition. The large number of former Ubarter.com members doing business in Vancouver, who are now part of ITEX and required a well organized and staffed ILB and office to facilitate their trades.

On September 17, 2001, the Company entered into a Modification of the Agreement discussed above. After entering into the Agreement, ITEX and the independent operator discovered the trade volume of certain members transferred from its recently acquired Ubarter acquisition was not as high as the parties expected. The fees were reduced to US$250,000 (payable in installments every four weeks starting on November 1, 2001). For payment of the fee, the independent operator has the option (i) to pay at least US$125,000 by January 15, 2002 with the balance payable in installments every four weeks without interest or (ii) to pay the entire amount in installments every four weeks with interest accruing at a rate of 9% with all interest payable at the end of the term. Due to unforeseen expenditures upon the commencement of the independent operator's business, the independent operator is entitled to a credit of CN$18,000 against any accrued interest.

Members

ITEX has in excess of 20,000 members in North America. These members are in businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining. Members may engage in barter activity for a number of reasons, including their desire to accomplish the following goals:

o generate new sales, add new channels of distribution and increase market share
o    decrease cash expenditures and thereby increase cash flow
o    reduce slow moving inventory
o exchange unproductive assets and excess capacity for useful products or services
o    reduce need for financing
o    maximize efficiencies

Members earn ITEX Trade Dollars, which they have the opportunity to spend, in any denomination, on products or services offered by ITEX members. The following is a representative example of a barter transaction: A dentist needs to have her office remodeled. Through ITEX, she hires a contractor who agrees to perform the remodeling work for $500 in Trade Dollars. The dentist has Trade Dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant and a lawyer, all members of ITEX, in exchange for Trade Dollars. The other members originally acquired Trade Dollars by providing services for other ITEX members.

Barter is especially useful to those businesses where the variable costs of products or services are low such as hotels, media and other service-related businesses. For example, a radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs. In short, businesses can leverage their low variable cost and excess capacity into more purchasing power by accepting Trade Dollars.

Sales, Marketing and Trading

Sales

The primary function of new member enrollment is to grow and retain the ITEX member base and generate additional revenue. The Company provides standardized marketing and support materials, advertising, ongoing training, promotion and support to assist ILBs and regional office sales representatives expand the member base. ILBs and sales representatives contact prospective members to market the benefits of barter and joining ITEX. In addition, ILBs and sales representatives attend various meetings and networking events in their areas.

Marketing

The Company's marketing strategy is to promote its brand and attract buyers and sellers to the ITEX barter system. Among other things, the Company issues press releases and uses an in-house marketing department to facilitate the Company's appearance in featured articles in national publications as well as with radio and other print advertising. To promote their services, the Company markets products and services of existing members through directories, newsletters, e-mail, faxes, trade directors and other means. In addition, the Company will pursue strategic affiliations with companies with access to large numbers of potential members.

Trading

The Company's trade directors and the ILBs are responsible for facilitating and maximizing barter transactions between members. The trade directors and ILBs facilitate trading between members by searching to fill member needs and making members aware of products that have become available within the system. The trade directors and ILBs take a proactive approach to marketing products and services for their members. In addition, members have access to an online directory of products and services.

Systems and Technologies

The Company's Trade Exchange is handled by its propriety online system based on Microsoft technologies. The systems are designed to facilitate the activities of all parties involved in the ITEX system, from employees to ITEX members. The system extends well beyond recordkeeping and transaction processing. The major features of the system are as follows:

o AIM Online - provides the Company's ILBs and corporate employees with customer relation management features, including notes, calendering, and scheduling capabilities as well as prospect management functions and features.
o TradeFlash - an online classified ad section where members can list items or services they are offering on trade, as well as to locate items or services they are seeking on trade.
o Member Directory - a listing of ITEX members, divided into categories, that allows members to advertise their business.
o Reporting - independent licensed brokers and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of all aspects of the Trade Exchange.

ITEX is continuing to develop its successor, TEAM (Trade Exchange Account Manager). TEAM will further improve on the existing system and incorporate a significant number of new features. The new software will automate most of the record-keeping processes, provide real-time reporting on all transactions and account balances, offer the latest in security, and provide increased integration between all of ITEX's systems.

ITEX is currently taking additional steps to ensure adequate security of the Company's hardware and software systems. The ITEX technology department is taking steps to monitor all servers for unwanted intrusions and other attacks and to improve the speed and reliability of service.

Industry Overview and Competition

General

The modern commercial barter industry developed along with the development of an accepted index of valuation for establishing barter credits and debits. The accepted index of valuation in the industry is the "trade dollar." There are two basic types of commercial barter businesses: corporate trade companies and retail barter exchanges, such as ITEX. Corporate trade companies typically take ownership of products and services and redistribute to channels outside the selling vendor's normal distribution channel. Barter exchanges, on the other hand, act as third party record keepers for the exchange of products and services among their members. For every barter transaction, debit and credit trade dollars are posted to the buyer and seller's trade account. Members can transact business directly between themselves or use the services of an ILB who matches buyers and sellers.

Barter Statistics

The International Reciprocal Trade Association ("IRTA"), a trade association that prepares annual estimates of commercial bartering in the United States and Canada, estimates that $600 billion of products and services are bartered or traded annually worldwide, $200 billion of which occurs in North America. These figures include products and services that are traded directly between companies or countries as well as those traded through organized trade companies. In 1996, the last year for which IRTA provides statistical information, IRTA estimated that $9 billion of sales in North America were transacted through organized business-to-business trading companies, including corporate trade companies, which accounted for approximately $7.6 billion of sales, and retail trade exchanges such as ITEX, which accounted for approximately $1.4 billion.

IRTA estimates that trade volume conducted by corporate trade companies and barter exchanges in North America grew steadily between 1984 to 1995. According to the IRTA, the annual value of products and services bartered by corporate trade companies and barter exchanges between 1994 to 1996 was, on average, approximately $8.4 billion. Of this amount, barter exchanges accounted for barter sales of $1.4 billion in 1996, compared with $1.2 billion in 1995 and $1.1 billion in 1994.

IRTA also estimates that in 1996 approximately 400,000 firms in North America were members of retail trade exchanges and that there were approximately 450 retail trade exchanges in North America and another 200 worldwide. Most of these trade exchanges are smaller companies with several hundred members and several hundred thousand dollars of annual revenues. The Company believes the commercial barter industry has significant growth potential and that barter exchanges can capitalize on this growth potential. Because only a relatively small percentage of businesses in the United States and Canada currently use the services of a barter exchange, there are significant growth opportunities for well-positioned barter exchange companies in the commercial barter market.

Competition

The barter industry is fragmented with over 450 retail trade exchanges in North America. Competing barter companies in North America include Barter Network Inc., BXI and Continental Trade Exchange. For the most part, these companies are regional trade exchanges, which have not experienced significant growth in recent years.

ITEX competes primarily on the basis of service, including the number of available products and services and the liquidity of ITEX Trade Dollars. The Company expects to encounter competition in its efforts to expand the barter business and to acquire desirable independent trade exchanges. Competition is expected to increase in the future, as there are no substantial barriers to initial entry. The Company believes, though, that the more market penetration it achieves, the higher the barrier to entry will become for anyone contemplating a similar system. Customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the emergence of the Internet as a medium for communication and business have resulted in a more competitive industry. The Company believes that in order to capture greater market share, barter companies will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital.

Acquisitions

Acquisition of Ubarter.com Canada in March 2001

As a part of its acquisition strategy, the Company purchased the assets of Ubarter.com Canada from Network Commerce, Inc. effective March 1, 2001. Ubarter was the largest retail trade exchange in Canada with over 3,500 members in

Vancouver, BC, Windsor, Ontario and Toronto. The Company acquired Ubarter primarily for its member base and profitability. The acquisition allowed ITEX to expand its Canadian market. The total amount of consideration paid for Ubarter Canada was $750,000. The aggregate consideration paid included:

o    cash payments of $250,000 at closing
o issuance of a promissory note in the principal amount of $500,000 payable, $41,666 per month for 12 months. The promissory note bears no interest.

During October, 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. As of November 8, 2001, all payments had been made, however, the Company is now required to pay an interest rate of 15% until the note is paid in full.

Acquisition of Ubarter.com USA in June 2001

In continuing its acquisition strategy, the Company purchased the assets of Ubarter.com USA from Network Commerce, Inc. effective June 1, 2001. Ubarter was one of the largest on-line trade exchanges in the world and pioneered the on-line business model. ITEX acquired Ubarter primarily for its member base, technology assets and trademarks. The total amount of consideration paid for Ubarter USA was $300,000 in cash at closing.

Regulatory

The Company and its ILBs are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees' social security accounts, and other such laws, regulations and administrative practices required of businesses in general. The Company is a third party record keeper under the Tax Equity and Fiscal Responsibility Act (TEFRA), and is required to account for and report to the IRS the total of trade sales transactions of each member of the exchange. The Company believes it has complied with TEFRA in the past.

Proprietary Rights

The Company has filed a trademark and service mark application for both the most current ITEX logo and for the word mark "ITEX" (that is, independent of the logo). The Company's policy is to strenuously police the use of its marks and to oppose any infringement. The Company has registered the Internet domain name "ITEX.COM" and other related domain names. The Company also has a Canadian trademark and service mark application in process.

Employees

As of July 31, 2001, there were 87 full-time employees. From time to time, the Company may employ independent consultants or contractors to support research and development, marketing, sales and support and administrative organizations. No collective bargaining units represent ITEX employees. ITEX believes its relations with employees are good.

As of November 10, 2001, there were 70 full-time employees. The decrease in employees is due to corporate restructuring and the elimination of several corporate regional offices.

Discontinued Businesses

From June 25,1998 to January 18, 2000, the Company administered the BXI trade exchange ("BXI") through its wholly-owned subsidiary, BXI Corporation, based in Burbank California. The BXI trade exchange has approximately 13,800 members, which are serviced by approximately 100 independent brokers. On January 18, 2000, the net assets and business of BXI Corporation, including all assets used in operation of the BXI trade exchange, were sold. See Note 2 to Consolidated Financial Statements included in this Form 10-KSB.

Business Risks

Characteristics and dynamics of the Company's business and markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

Dependence upon Management

The loss of key officers, key management, and other personnel could impair the Company's ability to successfully execute its business strategy. The Company places heavy reliance on their experience and management skills. The Company does not carry life insurance for any of its key personnel to insure the business in the event of their death. If the Company fails to attract or retain skilled personnel, its ability to provide management and technical support may be limited, and as a result, the Company may be unable to attract ILBs. The Company may not be able to retain or hire the necessary personnel to implement its business strategy.

Dependence upon Outside Advisors

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Need For Additional Financing

The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The Company may need to seek and utilize creative alternative vehicles of financing to continue and enhance day-to-day operations. The Company is currently seeking to re-finance the building in which its corporate offices are located. There are no assurances that the Company will be successful in refinancing its corporate office building, or that refinancing will be on terms favorable to the Company. Further, there are no assurances that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital, the need for which may be substantial given the Company's operating loss history. (See risk factor regarding operating losses and negative cash flow of primary business.)

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

Leveraged Transactions

There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

No Foreseeable Dividends

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Market Price of Common Stock

The market price of the Company's common stock may experience extreme price and volume fluctuations. The market price of the common stock may fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning the Company or its competitors, changes in accounting principles; sales of the Company's common stock by existing stockholders; and the loss of any key personnel.

Operating losses and negative cash flow of primary business

Operating losses and negative cash flow have been incurred in the last several fiscal years. Such losses and negative cash flow resulted in part from increased staffing, marketing, software development, investment of computer hardware and administrative expenses while revenues remained relatively flat and in part by the Company's entries into new business ventures that required substantial cash investments. There can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

Ability to recruit independent licensed brokers and to develop marketing programs

The success of the Company depends on its ability to retain and expand its network of ILBs and selected corporate regional offices to improve the operating and marketing programs it furnishes to ILBs. Competition for qualified employees and ILBs is intense, thus there is no assurance that the Company will be successful in achieving this plan.

Ability to recruit members

The success of the Company depends on its ability to retain and expand the number of members. The Company will be dependent on the ability of its ILB network and selected corporate regional offices to expand the number of members and the volume of transactions through the trade exchange. There is no assurance that the Company or its ILBs will be successful in enrolling new members to equalize the attrition of members leaving the Exchange.

Ability to upgrade and improve computer software and internet-based systems for members and independent licensed brokers

The Company's computer systems are important to provide accounting service for members and ILBs and communicating the availability of goods and services offered for trade. To be successful in the future the Company believes it is important that its computer and Internet systems reflect improvements in computer and communications technology. There is no assurance that the Company will be successful in upgrading its computer systems and Internet applications.

Dependence on the Value of Foreign Currency

The Company transacts business in Canadian dollars as well as US dollars. While foreign currency exchange fluctuations are not believed to materially affect the Company's operations, changes in the relation of the Canadian dollar to the US dollar could affect the Company's revenues, cost of sales, operating margins and result in exchange losses.

Inability to Protect Trade Secrets and Client Lists Could Adversely Impact the Company's Competitive Position

The Company uses various methods, including the use of confidentiality agreements with employees, ILBs and clients, to protect its trade secrets, client lists and proprietary know-how for services. However, such methods may not provide complete protection and there can be no assurance that others will not obtain the Company's proprietary information, or independently develop the same or similar methods or contacts.

Inflation within the ITEX Retail Trade Exchange

The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in the exchange by transferring some of its own holdings of Trade Dollars to the Exchange and by seeking trading opportunities which can generate a trade dollar profit for the corporation.

If the Company Fails to Maintain its Listing of Common Stock on the Nasdaq Over the Counter Bulletin Board, the Liquidity of Investments in the Company's Common Stock may be Adversely Affected.

The Nasdaq Over the Counter Bulletin Board on which the Company's common stock is traded has established certain listing requirements that must be satisfied in order for a company's shares to continue to be listed. The Company cannot assure that it will always be able to meet those listing requirements in the future. Failure to meet the listing requirements could result in the delisting of the

Company's common stock from the Over the Counter Bulletin Board, which may adversely affect the liquidity of its shares in trading.

ITEM 2.   DESCRIPTION OF PROPERTY

In February 2000, the Company purchased an office building in Sacramento, California. The Company moved its corporate headquarters from Portland, Oregon and relocated its Sacramento Regional Office to that location in June 2000. The consideration paid consisted of: (a) $2000,000 cash, a promissory note for $300,000 with interest at 10%, with monthly interest only payments until August 29, 2001 at which time the entire principle became due, (c) 333,333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500,000 from the sale of the stock, and
(d) 200,000 ITEX Trade Dollars. The Company recorded the building at the total cash paid, the promissory note, and the value of the stock $1,500,000 to be provided, for a total of $2,00,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller has the option to foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is not included in stockholders' equity. The Company is currently in default of the purchasing agreement and exploring options to re-finance the property or lease appropriate building space for its operations.

The Company leases space in various parts of the country for use by regional offices. As of October 30, 2001, the Company had leased facilities as follows:


                                                                      Rent due in fiscal 2002
                                  Property         Lease     Square                   Trade
Location                         Condition      Expiration    Feet        Cash       Dollars
------------------------------  -------------  ------------ -------  ------------   ---------
315 W. 36th St. #501                Good          9/30/04    1,800   $    31,500         N/A
New York, NY 10018
------------------------------  -------------  ------------ -------  ------------   ---------
121 Weldon Parkway                  Good          3/31/02    2,500   $    14,000         N/A
Maryland Heights, MO 63043
------------------------------  -------------  ------------ -------  ------------   ---------
610 SW Broadway #405                Good         12/31/01   10,900   $   107,800         N/A
Portland, OR 97205
------------------------------  -------------  ------------ -------  ------------   ---------
5955 Airport Rd. Ste #224           Good          5/31/03    5,320   $    62,400         N/A
Missisauga, ON L4V 1R9
------------------------------  -------------  ------------ -------  ------------   ---------
99 S. Jackson #300                  Good           6/1/03    4,400          N/A       96,300
Seattle, WA 98104
------------------------------  -------------  ------------ -------  ------------   ---------
2723 Yale                           Good           5/1/02      800          N/A       20,000
Houston, TX 77008



The Company  sublets space in its Portland,  Oregon  location for  approximately
$13,700  per  month  and  space  in  its  Sacramento,   California   office  for
approximately $4,400 per month.

ITEM 3.   LEGAL PROCEEDINGS

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

Desert Rose Foods Litigation

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, and interest and attorney's fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case and is vigorously defending the matter. The Company believes Plaintiff's complaint is frivolous. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. This case was dismissed on March 26, 2001 and therefore no provision has been made in the Company's consolidated financial statements. The plaintiff has the right to re-file within six months of the dismissal. To date, the Company has not been served with a complaint.

Metro Sales

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action. No provision was included in the Company's consolidated financial statements for this litigation. This matter was settled during fiscal year 2001 without any payment by the Company and with the plaintiff paying the Company some of the disputed fees.

Skiers Edge Litigation

On June 19, 2000, the Company was served with a summons and complaint filed in the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company is defending this matter and does not foresee any material impact from this matter. The matter has been tried and is presently under submission to the court.

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

1401 El Camino Litigation

On March 1, 2001 the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of El Camino Tower, LLC vs. Sacramento Trade Exchange, Inc., dba ITEX of Sacramento, adba ITEX California, adba Sacramento ITEX; ITEX Corporation; International Trade Exchange, Inc.;
Collins  M.   Christensen,   aka  Collie   Christensen,   individually  and  dba
International Trade Exchange. The complaint alleges that the Company has breached a lease previously occupied by the Sacramento regional office. The matter was settled in October, 2001, for a combination payment of approximately $33,000 trade dollars and approximately $33,000 cash. The settlement will be paid, in monthly payments, pursuant to the settlement, with the final payment due on April 1, 2002.

Wendy Moore Litigation

On October 12, 2001, the Company was served with a summons and complaint for a case in the District Court, 32nd Judicial District of Nolan County, Texas styled Wendy Moore, Rocky Moore and Sweetwater Lone Tree Roofing, Inc. vs. ITEX Corporation, ITEX Trade Exchange, International Trade Exchange, Abilene Trade Exchange, Inc., Adam Keidl, individually and Carol A. Phelps, individually. The complaint alleges that the Company is liable for certain fraudulent representations of an independent licensed broker in Abilene, Texas. The Company denies any liability for the acts of the independent licensed broker and is in the process of retaining counsel for a vigorous defense of this action. The Company is also in the process of demanding both indemnity and defense from its independent licensed broker. No provision has been included in the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public trading of the Company's stock was initiated on June 11, 1992. The stock was de-listed by the NASD from the Nasdaq Small Cap stock market on December 22, 1998 due to the Company's inability to file its Form 10-K on a timely basis and for public policy concerns. During this time, the Company's common stock continued to be quoted in the pink sheets. On May 17, 2001, the NASD approved the Company's shares to be re-listed with NASDAQ Over the Counter Bulletin Board ("OTCBB"). The Registrant's common stock trades on the OTCBB under the symbol "ITEX".

The following are the Company's common stock high and low closing sales prices for fiscal years 2001 and 2000:

                                        High        Low
                                      --------    ----------
Fiscal 2001                           Fiscal quarters ended:
July 31, 2001                         $ 0.65      $ 0.18
April 30, 2001                          0.33        0.17
January 31, 2001                        0.35        0.15
October 31, 2000                        0.45        0.26

Fiscal 2000
Fiscal quarters ended:
July 31, 2000                         $ 0.60      $ 0.42
May 7, 2000                             1.78        0.35
February 12, 2000                       0.72        0.22
November 20, 1999                       0.40        0.22

As of July 31, 2001 there were 869 holders of record of the Company's common stock.

The Company has not declared any dividends since its inception. Management anticipates that any future profits will be retained to finance corporate growth.

Recent Sales of Unregistered Securities

For the year ended July 31, 2001, the Company sold and issued the following securities which were not previously reported in its quarterly reports:

The Company granted non-qualified stock options to its employees, officers and directors pursuant to the 1999 Stock Option Plan, in the aggregate amount of 369,000 shares at exercise prices ranging from $.40 to $1.00.

The Company granted an aggregate of 13,000 shares of our common stock to its outside directors under the 1999 Stock Option Plan for non-employee directors.

The sales and issuances of the shares of Common Stock, options, put options and warrants to purchase Common Stock in private placements listed above were made in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on the Company's behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (in thousands, except per share amounts)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10KSB. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in "Business Risk Factors" and elsewhere in this Annual Report on Form 10KSB. The Company disclaims any obligation to update information contained in any forward-looking statement.

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange and acts as third-party record keeper for transactions between members of the exchanges. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operation expenses and to provide merchandise for sale for trade dollars to trade exchange members.

The Company acquired the BXI trade exchange on June 25, 1998. The BXI trade exchange operations are included in the financial statements for the period of June 25, 1998 to July 31, 1999. On January 18, 2000 the net assets and business of BXI Corporation were sold to TAHO Enterprises, Inc., a Massachusetts corporation, for $4,000 cash.

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

The Company has incurred losses from operations from its trade exchange operations for the fiscal years ended July 31, 2001 and 2000 of $3,056 and $973, respectively. The acquisition of new businesses has resulted in additional expenses and additional costs for professional accounting and regulatory fees. In addition, this year's losses have increased due, in part, to one-time expenses relating to the impairment of receivables of approximately $800. The following discussion covers the two large note receivables deemed impaired during fiscal 2001:

MAXX
Former President and CEO of ITEX Corporation, Collins Christensen owned 250 shares of MAXX International Inc. stock as of July 6, 2000. The ITEX Corporation Board of Directors were advised of Mr. Christensen's interest in MAXX
International Inc. during a board meeting on September 20, 2000. The ITEX Corporation Board of Directors was notified of a $300 loan authorized on August 7, 2000 by Mr. Christensen to MAXX International during the meeting of the Board of Directors on November 20, 2000. The action taken by Mr. Christensen was not ratified by the Board of Directors at that time, and has not been ratified by the current members of ITEX Corporation's Board of Directors. The note was deemed impaired in the last quarter of fiscal 2001 and was consequently taken off the books. The Company is pursing efforts to collect the receivable.

Samana
At July 31, 1998, the carrying value of the investment in the Samana resort was equal to its cash cost of $1.026. The property was held in the name of Villas Punta Baleen, C. Por A., a Dominican Republic Company. During the fiscal year ended July 31, 1999, the Company decided to liquidate the investment rather than holding it for development. In fiscal year 2000, the Company liquidated this investment by selling its stock back to Quisqueya Lines y Consturctora C. por A.
(QLC), a company controlled by the parties from whom the Company had originally purchased its shares in Villas Punta Ballena, C.Por A. At July 31, 1999, the investment in the Samana resort was carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company received cash of $200 from the buyers and a note for $350 (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of the $350 in accordance with the terms of the sale agreement.

In order to proceed with collecting the note, the Company has researched the activity of Quisqueya Lines y Consturctora C. por A., the promissory on the note. That company appears to be an active freight company doing business out of North Miami.

The Company intends to pursue the recovery of this receivable, however, due to the non-performance of QLC with respect to the obligations of the note, the Company during the third quarter of fiscal 2000, established an allowance of $350, the full amount of the Samana note receivable. During the fourth quarter of fiscal 2001, the Company removed the note from the books. The Company has contacted a law firm in Miami, Florida and expects to have a suit filed by the second quarter of 2002, with an uncertain expectation of success. Once a judgment is obtained, the Company will proceed to execute on the business assets of the freight company, obviating any need to pursue the property owned through its Dominican Republic subsidiary.

Results of Operations (in 000's)

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of total revenues:


                                                                 Fiscal Years Ended July 31,
                                                 ----------------------------------------------------------
                                                             2001                             2000

                                                   Amount           Pct*             Amount           Pct*
                                                 ---------         ------          ---------          -----
Revenue:
Trade exchange:
Association fees                                    4,496            45%              4,074            30%
Transaction fees                                    5,571            55%              9,568            70%
                                                 ---------         ------          ---------          -----
                                                   10,067           100%             13,642           100%

Costs and expenses:
Trade exchange                                      5,078            50%              7,075            52%
Selling, general and administrative                 7,051            70%              7,211            53%
Discontinued activities                               ---             0%                 49             0%
Regulatory and litigation                             410             4%                569             4%
Change in estimate for loss on                        ---             0%               (785)           (6%)
disposal of BXI
Depreciation and amortization                         584             6%                496             4%
                                                 ---------         ------          ---------          -----
                                                   13,123           130%             14,615           107%

Loss from operations                               (3,056)          (30%)              (973)           (7%)
Other income                                          166             2%                543             4%
                                                 ---------         ------          ---------          -----
Loss before taxes                                  (2,890)          (29%)              (430)           (3%)

Tax (provision) credit                               (241)            2%              1,885            14%

Cumulative effect of change in                        (20)            0%                ---             0%
accounting principle

Net (loss) income                                  (3,151)          (31%)             1,455            11%
                                                 =========         ======          =========          =====

* Percent of Total Revenue


The following table sets forth selected consolidated financial information of the Company on a pro forma basis (in 000's), excluding revenue, costs and expenses related to BXI Corporation, whose net assets and business were sold by the Company on January 18, 2000, with amounts also expressed as a percentage of total revenues:



                                           Fiscal Years Ended July 31,
                                     Amount           Pct*          Amount       Pct*
                                    ---------       --------       ---------    ------
Revenue:
Trade exchange:
Association fees                      4,496             45%          3,384         30%
Transaction fees                      5,571             55%          6,917         70%
                                    ---------       --------       ---------    ------
                                     10,067            100%         10,301        100%

Costs and expenses:
Trade Exchange                        5,078             50%          4,454         43%
Selling, general and                  7,051             70%          5,365         52%
administrative
Discontinued activities                  --              0%             49          0%
Regulatory and litigation               410              4%            609          6%
Depreciation and amortization           584              6%            496          4%
                                    ---------       --------       ---------    ------
                                     13,123            130%         10,973        106%

Loss from operations                 (3,056)           (30%)          (627)        (6%)
Other income                            166              2%            543          6%
                                    ---------       --------       ---------    ------
Loss before taxes                    (2,890)           (29%)        (1,215)       (12%)

Tax (provision) credit                 (241)             2%          1,885         18%

Cumulative effect of change in          (20)             0%             --          0%
accounting principle

Net (loss) income                    (3,151)           (31%)           670          6%
                                    =========       ========       =========    =======

*    Precent of Total Revenue

Trade exchange revenue and costs

Total trade exchange revenue decreased $3,575, or 26%, from $13,642 in 2000 to $10,067 in 2001. The decrease in Trade exchange revenue is attributable to the sale of the net assets and business of BXI Corporation which was completed in January, 2000. The BXI Trade exchange revenue reported in 2000 was $3,341.

Following are the components of association fees and transaction fees applicable to the ITEX trade exchange, which are included in the consolidated totals:

                                         2001                  2000 (1)
                                       --------                --------

Association fees                        $4,496                  $3,384
Transaction fees                         5,571                   6,917
                                       --------                --------
Total                                  $10,067                 $10,301

The average number of members of the ITEX trade exchange during fiscal 2001 and 2000 and the average trade exchange revenue per member were as follows:

                                                   2001         2000 (1)
                                                --------        --------
Average number of members                        17,370          13,927
Average annual revenue per member               $   580         $   740


(1) Excludes results of BXI.

Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 50% and 52% in fiscal 2001 and 2000, respectively.

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

Management had invested significant management salaries and Trade Dollar resources in the exploration of corporate and industrial trading opportunities in fiscal year 2001. However, the departmental operations allocated to the exploitation of corporate and industrial trading opportunities have been discontinued as of November 5, 2001. The Company does not foresee any sizeable allocation of dedicated human resources in these areas in the upcoming fiscal year. Management believes large volume trading opportunities reside within the retail trade exchange and should be realized through the creative management of the core business model. No significant revenues were realized through the resources allocated to corporate or industrial trade in fiscal year 2001. Substantial costs were incurred in fiscal year 2001, primarily from employee salaries and benefits associated with the Corporate Trade Department.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $160 from 2000 to 2001. In fiscal 2000, the consolidated total included $1,846 in selling, general, and administrative costs associated with operation of the BXI Exchange; there were no such costs incurred in fiscal 2001. The net increase in selling, general and administrative expenses was related to the write-off of certain receivables deemed uncollectable. Such receivables include notes associated with
Samana of $350 and MAXX International Inc. of $300. In addition, Company's directors and officers insurance premium increased from $67 in 2000 to $150 in 2001. The Company incurred increased expenses in excess of $100 related to travel and other services attributed to investor relations, including an annual shareholders' meeting held during the third quarter of fiscal 2001. Finally, included in the selling, general and administrative expenses is the write-offs of obsolete software, capitalized in previous years in the amount of $74, the write-off of mineral rights of $50, and a general strengthening of the allowance for uncollectable receivables by $120.

Costs and expenses of regulatory and litigation matters

From 1996 to 2000, the Company was subject to an investigation by the Securities and Exchange Commission which included the Company's accounting for trading transactions. The Company entered into a consent and undertaking with the SEC and was ordered to re-state its financials for the year ended July 31, 1997 and amend its Form 10K for the year ended 1997. The Company was also required to file its Form 10K for the years ended July 31, 1998 and 1999. The Company complied with the SEC's order on May 3, 2000. In addition, the Company has been involved in various litigation matters as discussed in Item 3. Legal Proceedings. Costs and expenses of regulatory and litigation matters consists of costs of settlement and legal and other professional costs related to these matters.

Costs and expenses of regulatory and litigation matters decreased 28% from $569 in 2000 to $410 in 2001 primarily due to the completion of matters relating to the SEC investigation in 2000 and early 2001.

Change in estimate for loss on disposal of BXI.

In May 1999, the Board of Directors decided to sell the net assets and business of Business Exchange International Corporation ("BXI"), a Barter Exchange with corporate headquarters in Burbank, California. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000, which was paid by the buyer in cash. On the measurement date in May 1999, the Company recorded an estimated loss on the disposal of $2,000, which included an estimated loss from operations and disposition of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $780. Upon completion of the sale, the Company determined that the actual loss on disposal was $1,215 and, accordingly, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $785, which is shown separately as a reduction of costs and expenses in the statement of operations.

Depreciation and amortization.

Depreciation and amortization increased from $496 in 2000 to $584 in 2001. The increase is primarily a result of the increased amortization related to the membership lists purchased through the acquisitions of Ubarter-Canada and Ubarter-USA during fiscal year 2001.

Other income and expense.

Net interest expense was $57 in 2001 as compared to $271 in 2000. The higher interest expense incurred during 2000 relates to debt initially incurred during 1998, detailed as follows:

In November 1998 the Company incurred debt with a face amount of $1,625 bearing interest at 4%, from which the Company realized approximately $1,100 after a 20% discount from the face value and fees paid to brokers and related expenses. In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and in January 2000 retired an additional $63 by payment of $50. In April 2000, the Company retired the balance of these notes of $1,250 by converting $675 plus accrued interest into 1,134 shares of common stock and payment of $575 plus accrued interest in cash.

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

In 2001, miscellaneous income of $223 primarily consists of rental income earned from sub-letting leased building space. This was a decrease of $25 from 2000.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations. As of July 31, 2001, the Company has an accumulated deficit of ($28,760). During fiscal 2001, the Company reported net cash provided by operations of $176 in the consolidated statements of cash flows, as compared to cash used in operations of ($1,187) in fiscal 2000. In 2001 operations were funded in by an income tax refund from the prior year and by increases in trade payables.

The Company will require substantial additional funds to satisfy its working capital requirements and to meet the objectives of its business plan. Management plans to obtain these funds primarily from debt and equity placements with institutional investors and wealthy individuals until such time as its cash requirements can be satisfied from operations. However, no assurance can be given that the Company will be able to raise sufficient funds from such sources or to generate sufficient cash flow from operations to meet its working capital requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes the success and continued viability of the Company rests upon five major components. First and foremost, operational costs must be reduced and controlled within every department of the Company. Unprofitable departments located within the corporate headquarters and corporate regional offices will be restructured, sold, or eliminated. Second, a consistent program of recruiting, training, and support of an expanded professional Independent Broker Network must buttress the growth and stability of the Retail Trade Exchange. Third, the Company and Independent Broker Network must dramatically improve the number and variety of high-quality members of the Retail Trade Exchange and the retention thereof. Fourth, the Company must increase the number, velocity, and size of trade transactions amongst the members of the Retail Trade Exchange. Lastly, the Company must exercise the discipline to focus exclusively on potentially profitable ventures, which directly and consistently enhance the growth and performance of the Retail Trade Exchange and financial performance of the ITEX Corporation.

The Company believes that its cash reserves and cash flows from operations will be adequate to fund its operations through the first quarter of fiscal 2002. Substantial additional funds may be required to continue to operate the business beyond that period. Additional financing may not be available to the Company on favorable terms or at all. If additional financing is not available to the Company, it may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. Future capital requirements depend upon many factors, including, but not limited to:

o    level of revenues in 2002
o    rate at which expense levels are reduced;
o scope and success of restructuring efforts, including reductions in the Company's workforce.

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

During the years ended July 31, 2000, 1999 and 1998, the Company raised funds and capital as follows:

At July 31, 1999, the Company's working capital ratio was 0.3 to 1.0 as compared to 0.8 to 1.0 at July 31, 1998. The decrease in working capital ration was indicative of a continued decrease in the liquidity of the Company. As a result, management believed that it would be difficult for the Company to meet its operating cash requirements and fiscal 1999 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements. To finance future expansion of the Company's core business of operating the ITEX retail trade exchange and to retire certain notes described below, the Company concluded the sale, for $4,000 cash, of the net assets and business of its wholly-owned subsidiary, BXI Corporation, which operated the BXI trade exchange from June 25, 1998 to January 18, 2000.

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

In November 1998 the Company completed a Regulation D private placement of promissory note totaling $1,625 at face value. The notes bear interest at the rate of 4% and were issued at a 20% discount. The Company has the right to repay the notes and accrued interest in cash or in common stock of the Company. The maturity date of the notes is November 30, 2000. The Company realized net proceeds of $1,100, which were used for working capital and general corporate purposes. In July 1999 the Company retired $313 of the above notes at the discounted amount of $250 and in January 2000 retired an additional $63 by payment of $50. In April 2000, the Company retired the balance of these notes of $1,250 by converting $675 plus accrued into 1,133,659 shares of common stock and payment of $575 plus accrued interest in cash.

At July 31, 1999 the Company had outstanding bank loans totaling $200 pursuant to bank lines of credit. These outstanding balances have been paid in their entirety. As of April 2000, the Company does not have a line of credit with any bank.

In July 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who was President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised. The offering was made in reliance on Section 4(2) of the Securities Act of 1933 on the basis of the offering having been made to officers and directors of the Company who had access to sufficient information to make an informed investment decision.

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

Trade dollars earned and expended

The Company earns ITEX Trade Dollars as compensation for management of the trade exchanges and as a result of transactions entered into by the Company as a member of the exchanges.

In fiscal 2001, the Company earned 4,014 trade dollars and expended 7,130 trade dollars.

In fiscal 2000, the Company earned 3,212 trade dollars and expended 7,376 trade dollars.

Since inflation of the US dollar has been moderate in recent years, inflation has not had a significant impact on the Company. Inflation affecting the US dollar is not expected to have a material future effect. The Company does not guarantee the utilization of, or market for ITEX trade dollars. In addition, the Company can expend trade dollars in excess of those credited to the Company's account.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Report:

Financial statements

Report of Ehrhardt Keefe Steiner & Hottman PC, Independent Public Accountants

Consolidated balance sheet at July 31, 2001

Consolidated statements of operations and comprehensive (loss) income for the fiscal years ended July 31, 2001 and 2000

Consolidated statements of stockholders' equity for the fiscal years ended July 31, 2001 and 2000

Consolidated statements of cash flows for the fiscal years ended July 31, 2001 and 2000

Notes to consolidated financial statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Itex Corporation
Sacramento, California

We have audited the accompanying consolidated balance sheets of Itex Corporation as of July 31, 2001, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for the years ended July 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 2001, and the results of their operations and their cash flows for the years ended July 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's history of operating losses and current status of default on several notes payable raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                     /s/EHRHARDT KEEFE STEINER & Hottman PC
                        -------------------------------------
                        Ehrhardt Keefe Steiner & Hottman PC

September 20, 2001
Denver, Colorado

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                 July 31, 2001
                                                                                --------------
Assets
Current assets:
     Cash and equivalents                                                                282
     Restricted cash                                                                     724
     Accounts receivable                                                               1,081
     Income tax refund and related interest receivable                                    22
     Prepaid and other current assets                                                    100
                                                                                --------------
         Total current assets                                                          2,209

Property and equipment, net of accumulated depreciation of  $1,041                     2,459

Purchased member lists, net                                                            1,520

Available for sale securities                                                             35
Other assets                                                                              82
                                                                                --------------
               Total assets                                                            6,305
                                                                                ==============
Liabilities and stockholders' equity Current liabilities:
     Long-term debt and capital lease obligations, current portion                       996
     Accounts payable                                                                    315
     Accounts payable to independent licensed brokers                                  1,280
     Deferred revenue, current portion                                                    43
     Accrued legal expenses                                                              701
     Other current liabilities                                                           839
                                                                                --------------
         Total current liabilities                                                     4,174
                                                                                --------------
Long-term debt and capital lease obligations                                             101
                                                                                --------------
Deferred revenue                                                                         130
                                                                                --------------
Common stock subject to a put (333,333 shares outstanding)                             1,500
                                                                                --------------
Commitments and contingencies                                                             --
                                                                                --------------
Stockholders' equity:
       Common stock, $.01 par value; 50,000 shares authorized;                           159
         15,849 shares issued and outstanding
     Additional paid-in capital                                                       28,977
     Unrealized gain on marketable securities                                             34
     Treasury stock, at cost (2 shares in 2000 and 1999)                                 (10)
     Accumulated deficit                                                             (28,760)
                                                                                --------------
         Total stockholders' equity                                                      400
                                                                                --------------
                Total liabilities and stockholders' equity                             6,305
                                                                                ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      For the fiscal years ended July 31,
                                                                          2001                   2000
                                                                       ----------              ---------
Revenue:
    Trade exchange revenue                                             $ 10,067                $ 13,642
                                                                       ----------              ---------
                                                                         10,067                  13,642
                                                                       ----------              ---------
Costs and expenses:
    Costs of trade exchange revenue                                       5,078                   7,075
    Selling, general and administrative                                   7,051                   7,211
     Costs and expenses of discontinued activities                           --                      49
     Costs and expenses of regulatory and                                   410                     569
litigation matters
     Change in estimate for loss on BXI disposal                             --                    (785)
     Depreciation and amortization                                          584                     496
                                                                       ----------              ---------
                                                                         13,123                  14,615
                                                                       ----------              ---------
Loss from operations                                                     (3,056)                   (973)
                                                                       ----------              ---------
Other income (expense):
  Interest income on tax refunds                                             --                     331
  Other interest income (expense), net                                      (57)                   (271)
  Gain on sale of securities                                                 --                     235
  Miscellaneous, net                                                        223                     248
                                                                       ----------              ---------
                                                                            166                     543
                                                                       ----------              ---------
Loss before income taxes                                                 (2,890)                   (430)

Income taxes (expense) benefit                                             (241)                  1,885
                                                                       ----------              ---------
                                                                         (3,131)                  1,455

Cumulative effect of change in accounting
 principle, net                                                             (20)                     --
                                                                       ----------              ---------
Net (loss) income                                                      $ (3,151)               $  1,455
                                                                       ----------              ---------

Other comprehensive (loss) income - unrealized gain                         (79)                    113
on securities

Comprehensive (loss) income                                            $ (3,230)               $  1,568
                                                                       ==========              =========
Average common and equivalent shares:
    Basic                                                                15,849                  13,840
                                                                       ----------              ---------
    Diluted                                                              15,849                  15,775
                                                                       ----------              ---------

Net (loss) income per common share:
    Basic                                                              $   (.20)               $   0.11
    Diluted                                                                (.20)                   0.09
                                                                       ==========              =========



The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the fiscal years ended July 31, 2001 and 2000
                                 (in thousands)

                                                                Unrealized
                               Common Stock        Additional    gain on
                            --------------------    paid in     marketable     Accumulated      Treasury
                            Shares       Amount     capital     securities      deficit          stock        Total
                            -------    ---------   ----------   -----------    ------------  ------------  ----------

Balance, July 31, 1999      11,762          118       27,130                    (27,064)          (10)          174

Acquisition of
Houston, Seattle, and
Sacramento Brokerages
and Sacramento
building                     2,309           24          917                                                    941

Common stock issued
to pay convertible
promissory notes             1,134           11          702                                                    713

Stock, options and
warrants issued for
goods and services             633            6          228                                                    234

Increase in unrealized
 gain                                                                 113                                       113

Net income                                                                        1,455                       1,455
                            -------    ---------   ----------   -----------    ------------  ------------  ----------
Balance, July 31, 2000      15,838     $    159     $ 28,977     $    113      $(25,609)     $    (10)     $  3,630

Stock issued to board
of directors during
year                            11

Decrease in
unrealized gain                                                       (79)                                      (79)


Net loss                                                                         (3,151)                     (3,151)


Balance, July 31, 2001    $ 15,849     $    159     $ 28,977     $     34      $(28,760)     $    (10)     $    400


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Year ended July 31,
                                                                         ------------------------------
                                                                          2001                   2000
                                                                         --------              --------
Cash flows from operating activities
  Net (loss) income                                                      $(3,151)              $ 1,455
  Items to reconcile to net cash (used in) operations:
   Depreciation and amortization                                             548                 1,265
   Write-offs and writedowns                                                 414                    --
   Gain on sales of securities                                                --                  (235)
   Stock and options given for goods and services                             --                   234
   Costs charged to reserve for loss on BXI disposal                          --                  (769)
   Change in estimate for loss on BXI disposal                                --                  (785)
   Change in allowance for uncollectible receivables                         550                    --
   Payment of incentive compensation                                        (339)                   --

 Changes in operating assets and liabilities:
    Accounts and notes receivable                                           (872)                 (144)
     Income tax refund receivable                                          2,194                (2,216)
    Prepaids and other assets                                                 17                   (55)
    Accounts payable and other liabilities                                   218                  (115)
     Other long term liabilities                                             130                    --
    Accounts payable to independent licensed brokers                         467                   178
                                                                         --------              --------
      Net cash provided by (used in) operating activities                    176                (1,187)
                                                                         --------              --------
Cash flows from investing activities:
    Proceeds from disposal of BXI                                             --                 4,000
    Payments received on disposal of Samana                                   --                   168
    Sacramento building and purchased brokerages                              --                  (400)
    Proceeds from sales of securities                                         --                   235
    Net cash used in acquisition of business assets                         (704)                   --
    Purchase of property and equipment                                   $    (8)                 (125)
                                                                         --------              --------
     Net cash (used in) provided by investing activities                    (712)                3,878
                                                                         --------              --------

Cash flows from financing activities:
  (Payments) proceeds of related party notes payable                          --                  (480)
  Borrowings (repayments) of third party indebtedness                         26                  (898)
                                                                         --------              --------
    Net cash provided by (used in) financing activities                       26                (1,378)
                                                                         --------              --------
Net (decrease) increase in cash and equivalents                             (510)                1,313
Cash and equivalents at beginning of period                                1,516                   203
                                                                         --------              --------
Cash and cash equivalents at end of period                                 1,006                 1,516
                                                                         ========              ========
Supplemental cash flow information
   Cash paid for interest                                                $    83               $   289
   Cash paid for income taxes                                                 17                    --

Supplemental noncash investing and financing
 Stock issued for purchases of Sacramento,
Houston and Seattle brokerages and Sacramento
office building, including common
stock subject to a put of $1,500                                         $     0               $ 2,441
Debt and preferred stock converted to common stock                             0                   713


During the year ended July 31, 2001, the Company acquired $100 in accounts receivable, $120 in property plant and equipment and $984 in member lists through the issuance of $500 in current debt.



The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - MANAGEMENT'S PLAN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended July 31, 2001, the Company incurred a consolidated net loss of approximately $2,910. During October, 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. As of November 8, 2001, all payments had been made, however, the Company is now required to pay an interest rate of 15% until the note is paid in full.

The Company has experienced net losses and negative cash flow from operations. As of July 31, 2001, the Company has an accumulated deficit of ($28,519). During fiscal year 2001, the Company reported net cast provided by operations of $176 in the consolidated statements of cash flows, as compared to case used in operations of ($1,187) in fiscal year 2000. In 2001 operations were funded in by an income tax refund from the prior year and by an increase in trade payables.

The Company will require substantial additional funds to satisfy its working capital requirements and to meet the objectives of its business plan. Management plans to obtain these funds primarily from debt and equity placements with institutional investors and wealthy individuals until such time as its cash requirements can be satisfied from operations. However, no assurance can be given that the Company will be able to raise sufficient funds from such sources or to generate sufficient cash flow from operations to meet its working capital requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes the success and continued viability of the Company rests upon five major components. First and foremost, operational costs must be reduced and controlled within every department of the Company. Unprofitable departments located within the corporate headquarters and corporate regional offices will be restructured, sold, or eliminated. Second, a consistent program of recruiting, training, and support of an expanded professional Independent Broker Network must buttress the growth and stability of the Retail Trade Exchange. Third, the Company and Independent Broker Network must dramatically improve the number and variety of high-quality members of the Retail Trade Exchange and the retention thereof. Fourth, the Company must increase the number, velocity, and size of trade transactions amongst the members of the Retail Trade Exchange. Lastly, the Company must exercise the discipline to focus exclusively on potentially profitable ventures, which directly and consistently enhance the growth and performance of the Retail Trade Exchange and financial performance of the ITEX Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party record--keeper and in many cases, a independent licensed broker for transactions between members of the exchange. The Company charges monthly association fees, and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recognition
For financial reporting purposes, the Company records its barter and ITEX trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter and ITEX trade dollar transactions that are described below. The Company enters into these transactions primarily to generate cash transaction fees for the benefit of the Company. The Company recognizes cash association and transaction fees as the related services are performed.

Accounting for Association and Transaction Fees Received in ITEX Trade Dollars In addition to receiving cash association and transaction fees, the Company also receives ITEX trade dollars from members of the trade exchange in connection with its services in operating the exchange. The Company uses trade dollars primarily for its operations. In addition, the Company uses ITEX trade dollars for the acquisition of goods and services that are subsequently made available for purchase by members of the exchange (enabling the Company to earn cash transaction fees). The Company does not record revenue when it earns ITEX trade dollars as there is no persuasive evidence that the value of services provided by the Company exceeds the monetary consideration received. Further, not all of the Company's performance obligations have been completed; that is, the Company must continue to successfully operate the exchange in future periods to utilize the ITEX trade dollars.

Accounting for ITEX Trade Dollars Spent by the Company for Goods and Services Used in the Company's Operations
When ITEX trade dollars are exchanged by the Company for goods and services that are used by the Company in its own operations, the Company records an expense or asset equal to the fair value of the underlying goods or services received. The Company also records a corresponding revenue amount equal to the fair value of the underlying goods or services received because at that point, the Company has completed its performance obligations. Fair value is determined by estimating the cash prices for the sale of similar goods and services. If the Company cannot determine a fair value, no value is assigned to the transaction for financial reporting purposes. The Company also assigns zero value to ITEX trade dollars that are exchanged in transactions in which cash is also paid and for which there is no persuasive evidence that the fair value of the goods or services received exceeds the amount of monetary consideration paid.

A  significant  portion of ITEX trade  dollars  expended is for  advertising  in various forms. Historically, the Company has not conducted significant advertising transactions in cash; therefore, ITEX trade dollars expended for advertising are not reflected as revenue or costs in the accompanying financial statements. In implementing its accounting policies and procedures, the Company has considered the guidance of EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", which was written in the context of Internet companies bartering with one another for web advertising, but applies to other industries as well. EITF 99-17 specifically addresses advertising barter transactions for which there is no ultimate realization of cash. It tentatively concludes that revenue and expenses from such transactions should be recognized in financial statements (at fair value) only if an entity has a historical practice of receiving or paying cash for similar transactions. The EITF indicated that the notion of a "historical practice" should be similar to the guidance in EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits." EITF 93-11 establishes high thresholds in the recognition of revenue or costs with respect to barter transactions such as " . . . if an entity can convert the barter credits into cash in the near term, as evidenced by a historical practice of converting barter credits into cash shortly after receipt, or if independent quoted market prices exist for items to be received . . ." The Company's barter transactions denominated in ITEX trade dollars do not meet the high thresholds contemplated in EITF 93-11 as applied with respect to EITF 99-17 of cash equivalency or convertibility to cash. If there are any significant transactions in the future that meet these high thresholds, the Company will report them in the financial statements at fair value in accordance with Opinion 29.

Acquisition and Disposition of Barter-Type Commodities
The Company does not record in its financial statements transactions for acquisition and disposition of barter-type commodities such as hotel room nights, media due bills and other barter-type commodities (in exchange for ITEX trade dollars or other barter-type commodities) because additional performance by the Company is required. Typically, the Company must arrange one or more other large ITEX trade dollar transactions to enable the provider of the commodities to utilize the trade dollars received by the provider. Also, the provider typically must still fulfill by shipping or otherwise providing the barter-type commodities to the ultimate users. The culmination of this process occurs and revenue for transaction fees is recognized by the Company when the commodities are provided to the ultimate users and the Company earns its cash transaction fees. The Company does not report the commodities in its financial statements as inventories because these transactions only represent commitments by the provider and the Company to perform in the future.

IRS Requirements
While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends ITEX trade dollars using the ratio of one U.S. dollar per ITEX trade dollar. The Company internally accounts for ITEX trade dollars, in addition to cash, in statements to members and independent licensed brokers and in other ways necessary for the operation of the trade exchange and the business of the Company.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Net Revenue and Deferred Revenue
The Company charges cash association fees to each member and individual cash transaction fees from the buyer and seller. Revenues related to the monthly association fees and transaction fees are recognized immediately. Revenues related to new membership fees and related commissions are deferred and amortized over the average life of a member.

Cash and Cash Equivalents
Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk
At July 31, 2001, the Company maintained its major cash balances at one financial institution located in Portland, Oregon. The balances are insured by the Federal Deposit Insurance Corporation up to $100 and by the Canadian Deposit Insurance Corporation up to $39. At July 31, 2001, the Company's uninsured cash balances totaled $799.

Property and Equipment
Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life. When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in the statement of operations. The costs of repair and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or lease term.

Equipment capital leases have been recorded at the present value of the net minimum lease payments. These assets are amortized using the straight-line method over lease terms of three to five years.

Intangible Assets
The Company amortizes costs of customer lists acquired in business combinations using the straight-line method over the estimated life of four years.

Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2001, the Company determined no impairment was appropriate.

Other Assets
The Company accounts for holdings of equity securities of other companies pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Income (Loss) Per Share
The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation on the face of the statement of operations for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Fair Value of Financial Instruments
All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 2001.

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and disclosures about contingent assets and liabilities. Significant estimates include the fair value of non-monetary transactions, various litigation matters described herein and the recoverability of certain intangible assets. Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications
Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 2001 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

Recent Accounting Pronouncements
In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. Early adoption is not permitted. The Company does not expect either statement to have a material impact on it consolidated financial statements.

Cumulative Effect of Change in Accounting Principle
The Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2001, effective as of the beginning of the year. This bulletin requires initial membership fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs, such as commissions to salespeople, may also be deferred, but only to the extent of revenues subject to referral. The Company recorded charge of $20 for the cumulative effect of change in accounting principle in 2001. The effect of the change on the year ended July 31, 2001 was to decrease revenues by $132 and expenses by $65.

NOTE 3 - NOTES RECEIVABLE IMPAIRMENT

MAXX
Former President and CEO of ITEX Corporation, Collins M. Christensen owned 250 shares of MAXX International Inc. stock as of July 6, 2000. The ITEX Corporation Board of Directors were advised of Mr. Christensen's interest in MAXX
International Inc. during a board meeting of September 20, 2000. The ITEX Corporation Board of Directors was notified of a $300 loan authorized on August 7, 2000 by Mr. Christensen to MAXX International during a meeting of the Board of Directors on November 20, 2000. This action taken by Mr. Christensen was not ratified by the Board of Directors at that time, and has not been ratified by the current members of ITEX Corporation Board of Directors. The note Receivable was deemed impaired in the last quarter of fiscal 2001 and was consequently taken off the books. The Company is pursing efforts to collect the receivable.

Samana
At July 31, 1998, the carrying value of the investment in the Samana resort was equal to its cash cost of $1.026. The property was held in the name of Villas Punta Baleen, C. Por A., a Dominican Republic Company. During the fiscal year ended July 31, 1999, the Company decided to liquidate the investment rather than holding it for development. In fiscal year 2000, the Company liquidated this investment by selling its stock back to Quisqueya Lines y Consturctora C. por A.
(QLC), a company controlled by the parties from whom the Company had originally purchased its shares in Villas Punta Ballena, C.Por A. At July 31, 1999, the investment in the Samana resort was carried at its net realizable value of $518, based on the selling price of $550, less related costs of $32. The Company received cash of $200 from the buyers and a note for $350 (from which the Company paid its costs of the transaction). The buyers have not paid the remaining amount of the $350 in accordance with the terms of the sale agreement.

In order to proceed with collecting the note, the Company has researched the activity of Quisqueya Lines y Consturctora C. por A., the promissory on the note. That company appears to be an active freight company doing business out of North Miami.

The Company intends to pursue the recovery of this receivable, however, due to the non-performance of QLC with respect to the obligations of the note, the Company during the third quarter of fiscal 2000, established an allowance of $350, the full amount of the Samana note receivable. During the fourth quarter of fiscal 2001, the Company removed the note from the books. The Company has contacted a law firm in Miami, Florida and expects to have a suit filed by the second quarter of 2002, with an uncertain expectation of success. Once a judgment is obtained, the Company will proceed to execute on the business assets of the freight company, obviating any need to pursue the property owned through its Dominican Republic subsidiary.

NOTE 4 - DIVESTITURE OF BXI CORPORATION

In May 1999, the Board of Directors decided to sell the net assets and business of Business Exchange International Corporation ("BXI"), a Barter Exchange with corporate headquarters in Burbank, California. On January 18, 2000, the Company consummated the sale of the net assets and business of BXI Corporation to an unrelated third party for $4,000, which was paid by the buyer in cash. On the measurement date in May 1999, the Company recorded an estimated loss on the disposal of $2,000, which included an estimated loss from operations and disposition of BXI Corporation from the period May 31, 1999 to January 18, 2000 of approximately $780. Upon completion of the sale, the Company determined that the actual loss on disposal was $1,215 and, accordingly, the Company recorded a change in estimate to eliminate the remaining balance in the reserve of $785, which is shown separately as a reduction of costs and expenses in the statement of operations.

NOTE 5 - BUSINESS ACQUISITIONS

Ubarter.com - Canada
Pursuant to an Asset Purchase Agreement the Company, acquired substantially all of the assets of Ubarter.com Canada, a wholly owned subsidiary of Network Commerce, Inc. In addition to the assets, the Company assumed certain operating liabilities. The acquired assets include a customer list of more than 7,000 trade and barter exchange members, inventories throughout Canada, and furnishings of the branch office. The assets were acquired in exchange for cash and a promissory note secured against those assets. The essential terms of the transaction include payment by the Company of $250 (US) at the closing and delivery of a promissory note for $500 (US), payable in monthly installments of $42 (US); the assumption of certain liabilities and obligations in connection with the branch office, including the lease of that facility, and the assumption, using the Company's trade dollars, of the seller's trade deficit of approximately $4,500. The seller further agreed to indemnify the Company in the event of any non-disclosed and non-assumed liabilities. The purchase price allocation and consideration paid were as follows:


       Consideration                          Purchase Price Allocation
-----------------------------              --------------------------------
Note payable           $ 500                Accounts receivable       $ 100
Cash payment             250                Property and equipment       95
Acquisition costs        130                Customer lists              685
                       ------                                        ------
Total consideration    $ 880                Total                     $ 880

During October, 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. As of November 8, 2001, all payments had been made, however, the Company is now required to pay an interest rate of 15% until the note is paid in full.

Ubarter.com - Seattle
The Company, pursuant to an Asset Purchase Agreement, acquired substantially all of the assets of Ubarter.com USA, a wholly owned subsidiary of Network Commerce, Inc. These assets include a customer base exceeding 8,000 registered trade and barter exchange members and the physical assets of the online trading system. The Company plans to manage the member base from their existing Seattle, WA location and host the online trading system from the corporate office in Sacramento, CA. The assets were acquired for a cash payment of $300 (US) made at the time of closing. The transaction did not involve any exchange of shares of ITEX trade dollars. The essential terms of the transaction include payment by the Company at the closing. The seller further agreed to indemnify the Company in the event of any non-disclosed and non-assumed liabilities.

       Consideration                           Purchase Price Allocation
-----------------------------              --------------------------------

Cash payment           $ 300               Property and equipment     $  25
Acquisition costs         24               Customer lists               299
                       -------                                        ------
Total consideration    $ 324               Total                      $ 324
                       -------                                        ------

Sacramento

In October 1999, the Company exchanged 1,967 shares of the its restricted common stock for all of the outstanding stock of California Trade Exchange, Inc., a California corporation, which operated the business of the Company's largest independent brokerage located in Sacramento, California. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $669. A total of $399 was allocated to the right to service the member lists, which is being amortized over a four-year life. The principal owner of the Sacramento brokerage business was the President, Chief Executive Officer and a Director of the Company and a minority owner of the Sacramento brokerage business served as a vice president of the Company in charge of ILB training until March 7, 2000.

Seattle

In February 2000, the Company acquired all of the issued and outstanding stock of Seattle Trade Network, Inc., ("STN") a Washington corporation which operated the business of the independent licensed broker located in Issaqua (Seattle area), Washington. The purchase price consisted of $150 cash, 150 ITEX Trade Dollars and 200 shares of common stock of the company. In addition, the Company issued 15 warrants to purchase restricted common stock of the Company at an exercise price of $0.75 per share. One of the former stockholders of "STN" continued as an ITEX employee to manage the Seattle office. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $305. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

Houston

Also in February 2000, the Company acquired the assets of the operator of the ILB office located in Houston, Texas. The purchase price was $100 cash, payable $50 at closing and the remainder over time, 100 ITEX Trade Dollars and 100 shares of the restricted common stock of the Company and the option to acquire up to an additional 25 shares of restricted common stock at an exercise price of $0.75 per share. The owner of the operation has remained as an ITEX employee to manage the Houston office. The total value assigned to the acquisition, which is being accounted for by the purchase method, was $184. Substantially all of the purchase price was allocated to the right to service the member lists, which is being amortized over a four-year life.

The following unaudited pro forma information represents the results of operations of the Company as if all acquisitions had occurred on August 1, 1999 after giving effect to amortization of the cost assigned to member lists, depreciation of acquired property and equipment, interest expense on the related debt issuance and the assumed issuance of any common stock.

                                              Years Ended July 31,
                                     -------------------------------------
                                          2001                    2000
                                     -------------         ---------------
Revenue                              $    11,167           $       15,351
Net loss                             $    (4,759)          $       (6,622)
Net loss per common share            $      (.30)          $         (.42)


The unaudited pro forma information includes Ubarter through January 31, 2001. For the periods subsequent to January 31, 2001 but prior to the acquisitions, the income statements are not available and are thus, not reflected in the pro forma information shown above. The following show the missing time frames for pro forma disclosure:

         Ubarter - Canada  February, 2001
         Ubarter - Seattle February - May, 2001

The unaudited pro forma information does not purport to be indicative of the results which would actually have been achieved for the periods indicated had the acquisitions occurred as of August 1, 2000 or results which may be achieved in the future.

NOTE 6 - SALES OF OTHER ASSETS

Samana
During fiscal 2000, the Company sold its investment in the Samana resort property to the parties from whom the Company had originally purchased the property for $550. The property was previously written down in fiscal 1999 to $518, based on the selling price less related costs of $32. The purchasers have paid a total of $200. The remaining balance due of $350 has not been paid in accordance with the terms of the sale and the Company is contemplating legal action to enforce the terms of the sale agreement. During the year ended July 31, 2001, the Company made the determination that the amount to be ultimately realized from this asset is in significant doubt and has written off the related receivable while continuing its efforts to collect the amount due.

Magazine Publishing Rights
During fiscal 2000, the Company sold the rights to publish its magazine related to the commercial barter industry for $100, which was received in cash. There were no assets with book value in the balance sheet with respect to the magazine publishing rights. The gain of $100 has been included in other income.

Marketing Information
During fiscal 2000, the Company conveyed certain marketing information to a third party for a net fee of $150, which has been included in other income.

NOTE 7 - PURCHASE OF SACRAMENTO OFFICE BUILDING

Item 2. Description of Property

In February 2000, the Company purchased an office building in Sacramento, California. The Company moved its corporate headquarters from Portland, Oregon and relocated its Sacramento Regional Office to that location in June 2000. The consideration paid consisted of: (a) $200 cash, a promissory note for $300 with interest at 10%, with monthly interest only payments until August 29, 2001 at which time the entire principle became due, (c) 333 shares of common stock of the Company that will be increased, if necessary, at a future date to enable the seller to realize $1,500 from the sale of the stock, and (d) 200 ITEX Trade Dollars. The Company recorded the building at the total cash paid, the promissory note, and the value of the stock $1,500 to be provided, for a total of $2,000. The arrangement provides that if the seller is unable to sell the stock, the Company may satisfy this obligation by paying cash. In the event that the stock cannot be sold and the Company does not pay cash, the seller has the option to foreclose on the building. The Company has recorded the arrangement with respect to the stock as "common stock subject to a put" in the balance sheet, which is not included in stockholders' equity. The Company is currently in default of the purchasing agreement and exploring options to re-finance the property or lease appropriate building space for its operations.

NOTE 8- PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $278 and $137 for the fiscal years ending July 31, 2001 and 2000, respectively.

At July 31, 2001, assets held under capitalized leases include computers and other equipment totaling $379. Depreciation expense for capitalized equipment leases was $63 and $69 for the fiscal years ended July 31, 2001 and 2000, respectively.

NOTE 9 - PURCHASED MEMBER LISTS

At July 31, 2001, the cost of acquired member lists was $2,241, less accumulated amortization of $721, for a net carrying value of $1,520. These amounts include the new member lists acquired in the purchases of the Canada, Seattle, Sacramento and Houston brokerages.

NOTE 10 - OTHER ASSETS

Mining Rights
During fiscal 2001 the Company determined that the mining rights, previously recorded on the books for $50 were no longer of value and were subsequently removed.

NOTE 11 - OTHER CURRENT LIABILITIES

At July 31, 2001, the balance in other current liabilities consists primarily of payroll related liabilities, business property taxes and accrued legal and audit fees.

NOTE 12 - NOTES PAYABLE TO RELATED PARTIES

In July 1999, when the Company needed working capital, an individual who was at that time Chairman of the Board of Directors, and another individual who was President, CEO and a Director of the Company, loaned a total of $480 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full together with accrued interest in January 2000. The conversion privilege was never exercised.

NOTE 13 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has entered into a $300 short-term note payable to an individual. The note bears interest at 13.5% payable monthly with all principal due on September 30, 2001. The Company has extended this note, with an increased interest rate of 16%. Subsequent to year-end, the Company has signed an agreement with the individual to extend the note until February 28, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO.

The Company has entered into a $500 short term note payable to Network Commerce, Inc for the acquisition of Ubarter.com, a subsidiary of Network Commerce, Inc. Payments of $42 per month will be made through March, 2002 at which time the balance will be paid in full. At July 31, 2001 the balance was $333.

                        Description                             Balance at July
                                                                    31, 2001
------------------------------------------------------------   -----------------

Note payable from purchase of Sacramento office building,
10% interest only payment, due August 2001, secured
by the building                                                $         300

Note payable from purchase of Ubbarter.com at $42 per
month, no interest, due March 2002                                       333

Note payable, 13.5% interest only payment until
September 300 2001; extended at 16% interest until
February 28, 2002                                                        164
                                                               -----------------
                                                                       1,097

Less, current portion                                                   (996)
                                                               -----------------
                                                               $         101
                                                               =================


The annual maturity of capital lease obligations are as follows:

               Fiscal year ending July 31,
                         2002                      82
                         2003                      71
                         2004                      27
                         2005                      --
                         2006                      --
                      Thereafter                   --
                                                --------
Total                                             180
Less imputed interest                             (16)
                                                --------

Present value of minimum lease payments           164
Less, current portion                             (63)
                                                --------
                                                  101

The Company's non-cancelable capital leases have terms from 1 to 4 years, expire during the years 2003 through 2004, bear interest at 8% to 15% and currently provide for aggregate monthly payments ranging from $0 to $2.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its business utilizing leased facilities in various cities in which it operates. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The aggregate future minimum commitments under operating leases are as follows:

                Fiscal year ending July 31,
                           2002                    239
                           2003                    109
                           2004                     33
                           2005                      5
                           2006                     --
                        Thereafter                  --
                                                 ------
                           Total                    386
                                                 ======

Rent expense for the periods ended July 31, 2001 and 2000 amounted to $516 and $250, respectively.

In the ordinary course of business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position. See Note 19 for detailed discussion of legal matters.

NOTE 15 - STOCKHOLDERS' EQUITY

Stock Options

The Company adopted the following incentive stock option plans under which common stock may be granted to employees, officers, directors and consultants of the Company. All option prices are at market price at the date of grant.



                                   Number of
                                    Shares                                       Date of Stockholder
Date of Plan Adoption             Authorized           Grant Period                   Approval
-----------------------------    --------------       -----------------------    ----------------------
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



The following summarizes activity for the fiscal years ended July 31, 2001 and 2000 activity:

                                       Number of Options
                                  ----------------------------
                                  Available         Granted       Option Price per Share
                                  -----------     ------------    -----------------------

Balance July 31, 1999                660             3,842
   Granted                          (790)              790               $0.75 - $1.50
   Cancelled                         475              (475)              $0.63 - $6.13
                                  -----------     -----------
Balance, July 31, 2000               345             4,157
   Granted                          (369)              369               $0.40 - $6.13
   Cancelled                         110              (110)              $5.50
                                  -----------     -----------
Balance, July 31, 2001                86             4,416


Prior to July 1999, options granted became exercisable immediately and were not cancelled if unexercised within 90 days of termination. Effective July 1999, options granted become exercisable over a period of time, typically four years, and are forfeited by the employee if not exercised within 90 days of termination of employment. In October 1999 the Company informed terminated employees of its intent to follow the provisions of the options plans as to the expiration of options of terminated employees, if it had the contractual right to do so.
Depending on the former employee's length of employment, effective October 1, 1999, the Company has given terminated employees from four months to two years to exercise their options. Options of certain former officers totaling 110 shares were cancelled in their entirety in November 1999. In addition, certain options to purchase 475 share of common stock previously held by the founder of the Company and its former Chairman and Chief Executive Officer at exercise prices ranging from $1.94 per share to $6.13 per share were cancelled by the Company in November 1999 in accordance with the provisions of the option plans.

The weighted average contractual life of options granted through July 31, 2001, is 6.10 years. The weighted average exercise prices for the options outstanding at July 31, 2001 are as follows:

                                                      Weighted Average
 Exercise Price Range       Common Stock Options      Exercise  Prices
----------------------     -----------------------    ------------------
     $0.40 - 1.694                2,201                    $0.821
     $2.50 - 3.75                 1,206                    $3.369
     $5.50 - 6.125                  709                    $6.125

Warrants

As of July 31, 2001, the following warrants to purchase common stock were outstanding:

Number of Shares              Exercise per Share             Expiration Date
----------------              ------------------            -------------------
      20                            $3.50                     January 27, 2002
     129                            $3.75                        June 16, 2003
       2                            $5.25                        April 1, 2001
      67                            $2.00                   September 30, 2003
      67                            $3.00                   September 30, 2003
      67                            $4.00                   September 30, 2003

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 69 and 1,293 shares of common stock to employees and directors during the years ended July 31, 2001 and 2000.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net income per share amounts for the years ended July 31, 2001 and 2000 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                                         Years ended July 31,
                                                        2001              2000
                                                     ---------         --------
Difference between fair value and intrinsic           $    28          $    68
value methods (additional compensation expense)

Net (loss) income                                      (3,179)           1,249

Net (loss) income  per share - basic                     (.20)             .09

Net (loss) income  per share - diluted                   (.20)             .08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2001 and 2000: dividend yield of zero, expected average annual volatility of 63%, average annual risk-free interest rate of 6.0%, and expected lives of four years and nine years.

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

NOTE 16 - INCOME TAXES

Comparative analysis of the provision (credit) for income taxes for the fiscal years ended July 31, 2001 and 2000 follows:

                                  Years ended July 31,
                                  2001             2000
                               ----------       ---------
Current
     Federal                   $    241         $(1,885)
     State                                           --
                               ----------       ---------
                               $    241         $(1,885)
Deferred
     Federal                                         --
     State                                           --
                               ----------       ---------
                                                     --
Tax (benefit) expense          $    241         $(1,885)


The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2001 and 2000 and because of realization of net operating losses in the year ended July 31, 2000. The following reconciles expected income tax effects at a range of 34% to the provision (credit) for income taxes:

                                                         Years ended July 31,
                                                       2001           2000
                                                    ----------    -------------

Taxes at U.S. federal statutory rate                $  (1,071)    $     (146)
Change in deferred tax valuation allowance other
than realization of net operating loss                    951         (1,906)
Other, net                                                361            167
                                                    ----------    -------------
Tax (benefit) expense                               $     241     $   (1,885)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2001 and 2000 are presented below:

                                                             Years ended July 31,
                                                           2001              2000
Deferred tax assets:
   Net trade activity included for income tax purposes
   not recognized for financial reporting                $ 1,055           $  2,236
   Investments and assets impaired for financial
   reporting, not disposed of for tax purposes             1,087              1,105

   Amortization                                              651                685

   Net operating loss carryforward                         5,102              3,052

   Capital loss carryforward                                 102                102

   Other                                                     768                708
                                                         --------          ---------
                                                           8,765              7,888
Deferred tax liabilities:
   Amortization                                             (137)              (211)

Net deferred tax assets                                    8,628              7,677

Valuation allowance                                       (8,628)            (7,677)

                                                        $     --           $      --



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

NOTE 17 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company may make optional matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. There were no matching contributions to the plan for the years ended July 31, 2001 and 2000.

The Company has a bonus plan for its officers. Bonuses paid were $0 and $339 for fiscal years ended July 31, 2001 and 2000, respectively.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                              Carrying Amount       Fair Value
                                             -----------------    --------------
Assets
Cash                                              1,006                1,006
Accounts receivable                               1,081                1,081

Liabilities
Accounts payable                                    315                  315
Accounts payable to brokers                       1,280                1,280
Current portion long-term debt                      996                  996
Long term debt                                      101                  101

The carrying values of cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to independent licensed brokers approximates their fair value at July 31, 2001.

The fair value of current and long-term portions of long-term indebtedness. is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 19 - LEGAL PROCEEDINGS

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

Desert Rose Foods Litigation

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, and interest and attorney's fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case and is vigorously defending the matter. The Company believes Plaintiff's complaint is frivolous. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. This case was dismissed on March 26, 2001 and therefore no provision has been made in the Company's consolidated financial statements. The plaintiff has the right to re-file within six months of the dismissal. To date, the Company has not been served with a complaint.

Metro Sales

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX. The complaint alleges breach of contract and violation of an Oregon Blue Sky statute. The Company denies all the allegations and intends to vigorously defend this action. No provision was included in the Company's consolidated financial statements for this litigation. This matter was settled during fiscal year 2001 without any payment by the Company and with the plaintiff paying the Company some of the disputed fees.

Skiers Edge Litigation

On June 19, 2000, the Company was served with a summons and complaint filed in the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens. The complaint alleges that the Company owes plaintiff association fees relating to interval timeshares that the Company is alleged to own. The Company is defending this matter and does not foresee any material impact from this matter. The matter has been tried and is presently under submission to the court.

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

1401 El Camino Litigation

On March 1, 2001 the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of El Camino Tower, LLC vs. Sacramento Trade Exchange, Inc., dba ITEX of Sacramento, adba ITEX California, adba Sacramento ITEX; ITEX Corporation; International Trade Exchange, Inc.;
Collins  M.   Christensen,   aka  Collie   Christensen,   individually  and  dba
International Trade Exchange. The complaint alleges that the Company has breached a lease previously occupied by the Sacramento regional office. The matter was settled in October, 2001, for a combination payment of $33 trade dollars and $33 cash. The settlement will be paid, in monthly payments, pursuant to the settlement, with the final payment due on April 1, 2002.

Wendy Moore Litigation

On October 12, 2001, the Company was served with a summons and complaint for a case in the District Court, 32nd Judicial District of Nolan County, Texas styled Wendy Moore, Rocky Moore and Sweetwater Lone Tree Roofing, Inc. vs. ITEX Corporation, ITEX Trade Exchange, International Trade Exchange, Abilene Trade Exchange, Inc., Adam Keidl, Individually and Carol A. Phelps, Individually. The complaint alleges that the Company is liable for certain fraudulent representations of an independent licensed broker in Abilene, Texas. The Company denies any liability for the acts of the broker and is in the process of retaining counsel for a vigorous defense of this action. The Company also is in the process of demanding both indemnity and defense from its independent licensed broker. No provision has been included in the Company's financial statements.

NOTE 20 - SUBSEQUENT EVENTS

Sale of Regional Corporate Offices

In September and October 2001 the Company transferred its regional offices in Portland, Costa Mesa, Lafayette, and Orlando to independent licensed brokers.

Portland, Oregon
The sale of the Portland regional office took place on October 12, 2001 for $100,000. The Company will receive a down payment of $20,000. The balance will be paid at the rate of 15% of the total fees earned by that office during each four-week cycle until paid in full.

Costa Mesa, California
The regional office in Costa Mesa was closed on September 30, 2001. The members will be serviced by an independent licensed broker in the area.

Lafayette, Louisiana
The sale of the Lafayette regional office took place on October 22, 2001 for $40,000. The Company will receive 36% of the total fees earned by that office during each four-week cycle until the balance is paid in full.

Orlando, Florida
The sale of the Orlando regional office took place on September 28, 2001 for $104,000. The Company will receive $2,000 per four-week cycle for 52 cycles.

Jensen Beach, Florida
In January 2001 the Company paid out $50,000 in exchange for the termination of the license of one of its independent licensed brokers in Jensen Beach, Florida. The agreement was rescinded on October 4, 2001. The Company will receive an additional $35,000 for a total of $85,000. The Company will receive $5,000 per cycle beginning November 22, 2001.

License

On July 1, 2001, the Company, pursuant to a Fee Paid Independent Retail Brokerage Agreement (the "Agreement") granted, for a US$400,000 fee ($160,000 paid, and monthly payments thereafter), a license for a Vancouver, British brokerage.

The franchise was intended to transfer certain members from the Ubarter acquisition. The large number of former Ubarter.com members doing business in Vancouver, who are now part of ITEX and required a well organized and staffed ILB and office to facilitate their trades.

On September 17, 2001, the Company entered into a Modification of the Agreement discussed above. After entering into the Agreement, ITEX and the independent operator discovered the trade volume of certain members transferred from its recently acquired Ubarter acquisition was not as high as the parties expected. The fees were reduced to US$250,000 (payable in installments every four weeks starting on November 1, 2001). For payment of the fee, the independent operator has the option (i) to pay at least US$125,000 by January 15, 2002 with the balance payable in installments every four weeks without interest or (ii) to pay the entire amount in installments every four weeks with interest accruing at a rate of 9% with all interest payable at the end of the term. Due to unforeseen expenditures upon the commencement of the independent operator's business, the independent operator is entitled to a credit of CN$18,000 against any accrued interest.

Corporate Restructuring

On November 6, 2001, the Company announced a major restructuring of its corporate operations, with Lewis Humer, the Company's Chief Operating Officer, assuming total responsibility for day-to-day operations and corporate restructuring, with the termination of President and CEO, Collins M. Christensen. Mr. Christensen remains a member of the Company's board of directors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 10.  Executive Compensation.

The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 12.  Certain Relationships and Related Transactions.

The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

     a)   Exhibit

         See attached

     b)  Reports on Form 8-K

         The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Report                               Item Reported
         ---------------                    ------------------------------------

         March 15, 2001                     Acquisition of substantially all of
                                            the Assets of Ubarter.com Canada

         July 23, 2001                      Sale of a License to Operate an ITEX
                                            Retail Exchange to an Independent
                                            Retail Broker in Vancouver, British
                                            Colombia, Canada

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ITEX CORPORATION

                                                  /s/LEWIS HUMER, JR.
                                                     ------------------------
                                                     Lewis Humer, Jr.,
                                                     Chief Operating Officer
                                                     and Director (Principal
                                                     Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.



Date: November 12, 2001             By:/s/ LEWIS HUMER, JR.
                                          --------------------------------------
                                           Lewis Humer, Jr., Chief Operating
                                           Officer and Director
                                           (Principal Executive Officer)



Date: November 12, 2001             By:/s/ DANIELA C. CALVITTI
                                           -------------------------------------
                                           Daniela C. Calvitti, Chief Financial
                                           Officer and Director (Principal
                                           Financial Officer)



Date: November 13, 2001             By:/s/ JEFFREY ELDER
                                           -------------------------------------
                                           Jeffrey Elder, Chairman of the Board


Date: November 12, 2001             By:/s/ JAY ABRAHAM
                                           -------------------------------------
                                           Jay Abraham, Director


Date: November 12, 2001             By:/s/ WILLIAM BRONSTON
                                           -------------------------------------
                                           William Bronston, M.D., Director


Date: November 13, 2001             By:/s/ JOHN DETHMAN
                                           -------------------------------------
                                           John Dethman, Director


Date: November 12, 2001             By:/s/ GERRY HARRIS
                                           -------------------------------------
                                           Gerry Harris, Director


                                           -------------------------------------
                                           Collie Christensen, Director