Form 10KSB/A
period 2001-07-31
ITEX CORPORATION
filed 2001-11-28
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A-1

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                                93-0922994
 ----------------------------------------------          --------------------
 State (or other jurisdiction of Incorporation            (IRS Employer
              or organization                            Identification No.)


                 3400 Cottage Way, Sacramento, California 95825
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
                -------------------------------------------------
               (Registrant's telephone number including area code)


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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                       Yes     [X]                       No  [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.


               Name                       Age          Since                       Position
     ----------------------------        ----          ------        ---------------------------------------

     Jeffrey L. Elder                     53            2001          Chairman of the Board

     Lewis "Spike" Humer, Jr.             42            2000          President and Chief Executive Officer
                                                                      (since November 2001) and Director

     Daniela C. Calvitti                  45            2000          Chief Financial Officer and Director

     Melvin Kerr                          46            2001          Chief Operating Officer

     Jay Abraham                          52            2001          Director

     William Bronston, M.D.               62            2001          Director

     Gerry Harris                         68            2001          Director

     John L. Dethmen                      52            2001          Director

     Collins M. Christensen               43            1999          Director (Chief Executive Officer
                                                                      and President until November 2001)

     John Castoro                         42            2000          Vice President, Regional Operations

     Dan Larson                           40            2000          Vice President, Marketing and Media

     Brian Argetsinger                    49            2001          Vice President, Broker Services

     Robert Harris                        53            2000          General Counsel (until November 2001)


                                    Directors

     The following is a brief  description of the business  background of ITEX'S
Directors:

     Jeffrey L. Elder, Chairman of the Board since October, 2001. Mr. Elder served as the Senior Vice President, Chief Financial Officer and consultant of Endosonics Corporation from May 2000 to October 2001. From 1989 to 2000, Mr. Elder served at Foundation Health Systems in various capacities as Senior Vice President and Chief Financial Officer, Director and Consultant. Mr. Elder is a certified public accountant. Mr. Elder earned his Bachelor of Business Administration from Ohio University, Athens, Ohio.

     Lewis "Spike" Humer, Jr. was appointed President and Chief Executive Officer on November 20, 2001. Mr. Humer was the Chief Operating Officer and has been a Director since 2000. Mr. Humer joined the Company in March 1999 as Director of Training and, in June 1999, he was named Vice President of Operations. Prior to joining the Company, Mr. Humer was a Vice President of Operations at Carriege House Studio for two years. Mr. Humer joined Pfaltzgraff in 1976 and over the next twenty years he held various managerial positions with increasing level of responsibility.

     Daniela C. Calvitti is the Chief Financial Officer of the Company and has served since October 2000. Ms. Calvitti was appointed as a Director and as the Secretary in 2001. Prior to joining the Company, Ms. Calvitti served as Vice President, Financial Operations with Foundation Health Systems. Ms. Calvitti holds a B.S. from Miami University of Ohio.

     William Bronston, M.D. served as a Medical Consultant for the California Department of Rehabilitation from 1985 to 2000. Dr. Bronston served as the Chief Executive Officer of Tower Youth, a model telecommunications, media and performing arts youth center and leadership project.

     Jay Abraham has been the Chief Executive Officer of Abraham Consulting, which provides marketing consulting services, since 1995. Mr. Abraham is the author of the book, Getting Everything You Can Out of All You've Got.

     Gerry Harris is the Vice President of Operations for North Main Street Company, where he oversees the management of six hotels located in California and Missouri. Since 1992, Mr. Harris has been a consultant to the Lucky Derby Casino located in Citrus Heights, California. Mr. Harris has over thirty years of experience in the hotel and food and beverage industry.

     John L. Dethman, is a Director, the Secretary, Chief Operating Officer and Chief Financial Officer of New Technologies, Inc., a computer forensics software, training and consulting company. Mr. Dethman is a part-time Chief Financial Officer of Zoobles Enterprises, LCC, a company that specializes in children's education and entertainment television and videos. Also, Mr. Dethman provides financial consulting services to start-up companies. Mr. Dethman is a certified public accountant. He received his B.S. from Oregon State University.

     Collins M. Christensen was the President and Chief Executive Officer of the Company from 1999 to 2001 and is currently a director. Prior to becoming President of the Company, he was the owner of a cellular telephone company and a limousine service. In 1995, he became an independent licensed broker for the Company and formed and operated an office in Sacramento, California. That office was acquired by the Company in May 1999.

                               Executive Officers

     The following is a brief description of the business background of ITEX'S officers. There are no family relationships between any director and officer.

     Lewis "Spike" Humer, Jr.- see Directors above.

     Daniela C. Calvitti - see Directors above

     Melvin Kerr, was appointed Chief Operating Officer in November, 2001. Mr. Kerr earned an MBA from the University of Chicago, School of Business. He has more than seventeen years of hands-on management experience leading start-up, turnaround, transition, and high-growth corporations.

     John Castoro, has served as the Company's Vice President of Regional Offices since October 2000. Prior to joining the Company as Vice President of Regional Offices, Mr. Castoro worked as a Vice President of one of the leading independent exchanges in the United States, located in New York. There, he managed both for sales and trading. Prior to that, Mr. Castoro was a broker for the Company for three years.

     Dan Larson, has served as the Company's Vice President of Marketing and Media since November 2000. Prior to that he served as the General Manager of the Company's Sacramento Office. Mr. Larson also served as the General Manager of the Sacramento offices of the California Trade Exchange for three years prior to the Company's merger with California Trade Exchange in 1999.

     Brian Argetsinger has served as the Company's Vice President of Broker Services since November 2001. Prior to joining the Company, Mr. Argetsinger was the part owner of the independent ITEX Brokerarge in Seattle, one of the top offices in the country. In February, 2000, the Seattle office became an ITEX Regional Office and Mr. Argetsinger came to work for the Company.

     Robert I. Harris, Esq. was the Company's Secretary and General Counsel from May 2000 to November 2001. He was the Secretary from July 2000 to November 2001. Prior to his employment with the Company, Mr. Harris was in private practice in Sacramento for 20 years.

        Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except Jay Abraham who was one day late on a Form 4, Lewis "Spike" Humer, Jr. who was late filing his Form 3, Collins Christensen who was late filing his Form 3 and a Form 4, Daniela C. Calvitti who was late filing her Form 3 and a Form 4, John Castoro who was late filing his Form 3 and Robert Harris who was late filing his Form 3. The failure to timely file reports was primarily due to changes in management, changes in outside legal counsel and relocation of corporate operations to California. The Company has instituted new procedures to insure timely filing in the future, including engagement of new securities counsel.

Item 10.  Executive Compensation.

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer during the fiscal year 2001 and the Company's four other most highly compensated executive officers whose total annual compensation for services rendered in all capacities for 1999, 2000 and 2001 exceeded $100,000.



                                             ANNUAL COMPENSATION               LONG-TERM COMPENSATION                 PAYOUTS
                             ---------------------------------------------             AWARDS                ----------------------
                                                                             -----------------------------
                                                                OTHER        RESTRICTED       SECURITIES                 ALL OTHER
NAME AND PRINCIPAL                                              ANNUAL         STOCK          UNDERLYING       LTIP      COMPENSA-
POSITION                     YEAR      SALARY       BONUS        COMP.        AWARD(S)       OPTIONS/SARs     PAYOUTS      TION
--------------------------  ------    ----------  ----------   ---------     ----------      -------------    -------   -----------
Collins M. Christensen,      1999      $ 35,385           -    $1,200(1)             -           200,000         -            -
President & Chief            2000      $190,986    $178,650    $4,800(1)      $140,000           200,000         -            -
Executive Officer during     2001      $267,504                $4,800(1)
fiscal year 2001


Lewis A. Humer, Jr.,         1999      $ 18,462           -   $1,200(1)              -            60,000         -            -
Chief Operating Officer      2000      $ 84,441    $ 89,325   $4,800(1)       $ 35,000           300,000         -            -
during fiscal year 2001      2001      $127,510               $4,800(1)                                          -        4,538(2)


Daniela C. Calvitti,         1999                                                                      -         -            -
Chief Financial Officer      2000                                                                                -            -
                             2001      $ 96,923(3)                                               100,000         -       10,154(2)

John Castoro,                1999                                                                                -            -
Vice President, Regional     2000       128,622                                                                  -        2,500(2)
Operations                   2001      $119,376                                                   50,000         -            -


Robert I. Harris,            1999                                                    -                 -         -            -
General Counsel during       2000      $ 27,000(4) $ 41,685                                                      -            -
fiscal year 2001             2001      $110,019                                                                          13,385(2)




Footnotes
1.   Represents $400 per month automobile allowance.
2.   Trade dollars earned
3.   Start Date October 2000
4.   Start Date May 2000

                       Options Grants in Last Fiscal Year

     The following table provides information relating to stock options granted during the year ended July 31, 2001.

                                Individual Grants



                   Number of
                  Securities   Percent of Total
                  Underlying   Options Granted
                   Options     to Employees in    Exercise Base Price
       Name        Granted     Fiscal Year             ($/sh)           Expiration Date
   -------------- ----------- -----------------  --------------------   ----------------
   Daniela C.
   Calvitti         100,000          63%                  .75               Oct. 2010

   John Castoro      40,000          25%                  .75               Oct. 2010


     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     There were no options exercised during the year ended July 31, 2001 by executive officers.

                         Ten-Year Options/SAR Repricings

     There were no repricing of options for the fiscal year ended July 31, 2001.

Directors Compensation

     Outside Members of the Board of Directors receive compensation of $20,000 annually, payable monthly in advance and they receive 12,000 trade dollars annually with the corresponding payroll taxes being paid by the company. On January 2 of each year, all currently serving outside Directors receive a grant of 2,500 shares of the Company's Common Stock and a grant of 10,000 options exercisable at Fair Market Value at the date of grant. In addition, outside directors receive $750 per meeting with the chair of a committee receiving $1,000 per committee meeting. A one-time award of 50,000 options was granted in June, 2001.

Employment Agreements

     In May 2000, the Company entered into an employment agreement with Mr. Humer whereby, Mr. Humer agreed to serve as Chief Operating Officer and receive compensation equal to $120,000 and a $400 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. Mr. Humer has proposed to enter into a new agreement with the current Board of Directors where the eligible bonus percentage will be greatly reduced. The current agreement states that Mr. Humer is eligible to receive quarterly bonuses of 7.5% of net quarterly revenues. Net quarterly revenues are equal to total quarterly revenues, less general operating expenses and taxes (excluding capital investments, purchases and depreciable expense items). Additional bonuses may be offered as compensation determined by the Board of Directors and its Compensation Committee. The agreement grants Mr. Humer options to purchase up to 200,000 shares of Common Stock at a price of $0.75 per share, expiring July 25, 2003. The employment agreement may be terminated by mutual consent of the Company and Mr. Humer or by the Company with cause. The employment agreement expires by its terms on May 21, 2002.

     In May 2000, the Company and Mr. Christensen entered into an employment agreement whereby, Mr. Christensen was to serve as President and Chief Executive Officer of the Company and receive compensation equal to $260,000 per year and a $400 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. Mr. Christensen was eligible to receive quarterly bonuses of 15% of net quarterly revenues. Net quarterly revenues are equal to total quarterly revenues, less general operating expenses and taxes (excluding capital investments, purchases and depreciable expense items). Additional bonuses may have been offered as compensation determined by the Board of Directors and its Compensation Committee. The agreement granted Mr. Christensen options to purchase up to 200,000 shares of Common Stock at a price of $0.75 per share expiring May 21, 2003. The employment agreement could be terminated by mutual consent of the Company and Mr. Christensen or by the Company with cause. The employment agreement expires by its terms on May 21, 2003. The Company elected to terminate the agreement on November 2, 2001.

     In May 2000, the Company entered into an employment agreement with Mr. Harris, whereby Mr. Harris agreed to serve as General Counsel and receive compensation equal to $120,000 per year, subject to annual increases as may be determined by the Board of Directors. Mr. Harris was eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. The agreement granted Mr. Harris options to purchase up to 100,000 shares of Common Stock vesting over a four-year term, with 25% vesting immediately, at a price of $1.00 per share, expiring on May 1, 2010. In addition, the employment agreement provided that in the event of the acquisition of the Company, all of Mr. Harris' options would vest immediately, unless they are assumed by the successor corporation. The employment agreement was "at will" and may be terminated at any time by the Company or Mr. Harris with or without cause. The Company elected to terminate the agreement on November 9, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of November 15, 2001, with respect to the beneficial ownership of the Company's common stock for each person known to the Company to own beneficially 5% or more of the outstanding shares of the Company's common stock. As of November 15, 2001, there were 15,849,232 shares of common stock outstanding. Unless otherwise listed, the address for each stockholder is 3400 Cottage Way, Sacramento, California 95825.

                                            AMOUNT OF
NAME                                       OWNERSHIP(1)     OWNERSHIP PERCENTAGE
----------------------------------------   --------------   --------------------

Collins M. Christensen                     2,566,534 (2)           15.8%

Lewis "Spike" Humer, Jr.                     521,300 (3)            3.2%

Daniela C. Calvitti                           68,750 (4)              *%

Gerry Harris                                  27,500 (5)              *%

William Bronston, M.D.                        27,500 (6)              *%

Jay Abraham                                   22,500 (7)              *%

Jeffrey L. Elder                              34,500 (8)              *%

John L. Dethmen                               22,500 (9)              *%

Officers and Directors as a group (11)     3,494,684(10)           20.8%

Footnotes to Table
------------------------------
*    Less than 1%.
(1) The Ownership includes only options exercisable on or before January 15, 2002. The total outstanding includes shares assumed to be issued upon the exercise of options for percentage ownership computation.
(2) Includes 2,166,534 shares of Common Stock and options to purchase 400,000 shares of Common Stock.
(3) Includes 161,300 shares of Common Stock and options to purchase 360,000 shares of Common Stock.
(4) Includes 43,750 shares of Common Stock and options to purchase 25,000 shares of Common Stock.
(5) Includes 15,000 shares of Common Stock and options to purchase 12,500 shares of Common Stock
(6) Includes 13,000 shares of Common Stock and options to purchase 12,500 shares of Common Stock.
(7) Includes 10,000 shares of Common Stock and options to purchase 12,500 shares of Common Stock.
(8) Includes 22,000 shares of Common Stock and options to purchase 12,500 shares of Common Stock.
(9) Includes 10,000 shares of Common Stock and options to purchase 12,500 shares of Common Stock.
(10) Includes 2,567,684 shares of Common Stock and options to purchase 927,000 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

     On March 30, 1998, the Company agreed to issue 250,000 shares of unregistered common stock in exchange for the retirement of outstanding warrants to purchase 1,011,000 shares of common stock. The warrants to be retired had exercise prices ranging from $3.50 per share to $6.12 per share, with expiration dates ranging from June 29, 2000 to April 11, 2006. The warrants were held by Wycliff Fund Inc. ("Wycliff") and The Baily Mutual Fund, Inc. ("Bailey"). Mr. Terry Neal, the founder of the Company and the former Chairman and Chief Executive Officer, represented Wycliff and Bailey in this transaction. The transaction was completed and the shares of common stock were issued on July 22, 1999. As a result of this transaction, $1,000,000 was charged to expense in the Company's financial statements.

     In July 1999, when the Company needed working capital, Vern O. Curtis, who was at that time, Chairman of the Board of Directors and Collins M. Christensen, who was President, CEO and a Director of the Company, loaned a total of $480,000 to the Company. The transactions were structured as convertible notes bearing interest at 10% per annum. The Company paid those notes in full, together with accrued interest in January 2000. The conversion privilege was never exercised.

Item 13.  Exhibits and Reports on Form 8-K.

     a)   Exhibit

          None

     b)   Reports on Form 8-K


     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Date of Report                                     Item Reported
-------------------                      ---------------------------------------
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

                                             ITEX CORPORATION


Date: November 28, 2001                  /s/ LEWIS "SPIKE" HUMER, JR.
                                             ----------------------------------
                                             Lewis "Spike" Humer, Jr.,
                                             President and Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)


Date: November 28, 2001           By:    /s/ DANIELA C. CALVITTI
                                             -----------------------------------
                                             Daniela C. Calvitti,
                                             Chief Financial Officer and
                                             Director (Principal Financial
                                             Officer)