Form 10QSB
period 2001-10-31
ITEX CORPORATION
filed 2001-12-24
CIK 860518

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE Securities Exchange Act of 1934

                         For The Quarterly Period Ended

                                October 31, 2001

                         Commission File Number 0-18275

                                ITEX CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                  93-0922994
       --------------------------------          -----------------------
       State (or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
        -----------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  916-679-1111
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                 No

     Number of Shares of Common Stock, $0.01 Par Value Outstanding at December 14, 2001:
                                   16,322,565

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2001

                                      INDEX



                                                                                                      Page(s)
PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 2001                                                3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
            OCTOBER 31, 2001 AND 2000                                                                     4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
            OCTOBER 31, 2001 AND 2000                                                                     5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  6-7
   ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION            7-9

PART II.    OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                          9-10

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PRCEEDING                                                   10

   ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                                               10

   ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         10

   ITEM 5.  OTHER INFORMATION                                                                            10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             10


                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                                                       October 31, 2001
                                                                                       ----------------
                                        Assets
Current assets:
     Cash and cash equivalents                                                         $      125
     Restricted cash                                                                          724
     Accounts receivable                                                                    1,023
     Prepaids and other current assets                                                        223
                                                                                       ----------------
         Total current assets                                                               2,095

Property and equipment, net of accumulated depreciation of $1,173                           2,344

Purchased member lists, net                                                                 1,394

Available for sale securities                                                                  35

Other assets                                                                                   99
                                                                                       ----------------
         Total assets                                                                  $    5,967
                                                                                       ================

                         Liabilities and stockholders' equity

Current liabilities:
     Long-term debt and capital lease obligations, current portion                     $      878
     Accounts payable                                                                         470
     Accounts payable to brokers                                                            1,158
     Accrued legal settlements                                                                683
     Accrued expenses and other current liabilities                                         1,383
                                                                                       ----------------
         Total current liabilities                                                          4,572

Deferred revenue                                                                              119

Long-term debt and capital lease obligations                                                  101

Common stock subject to a put (333 shares outstanding)                                      1,500

Commitments and contingencies                                                                  --

Stockholders' equity:
       Common stock, $.01 par value; 50,000 shares authorized;
         15,989 shares issued and outstanding                                                 159
     Additional paid-in capital                                                            28,977
       Unrealized gain on marketable securities                                                34
     Treasury stock, at cost (2 shares in 2001 and 2000)                                      (10)
     Accumulated deficit                                                                  (29,485)
                                                                                       ----------------
         Total stockholders' deficit                                                         (325)
                                                                                       ----------------
                Total liabilities and stockholders' deficit                            $    5,967
                                                                                       ================


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended October 31,
                                                                    ----------------------------------
                                                                       2001                     2000
                                                                    ----------               ---------

Revenue:
    Trade exchange revenue                                          $  2,504                 $  2,282
                                                                    ----------               ---------
                                                                       2,504                    2,282
                                                                    ----------               ---------
Costs and expenses:
    Costs of trade exchange revenue                                    1,353                    1,131
    Selling, general and administrative                                1,540                    1,514
     Costs of regulatory and litigation matters                          175                       99
    Depreciation and amortization                                        251                      130
                                                                    ----------               ---------
                                                                       3,319                    2,874
                                                                    ----------               ---------
Loss from operations                                                    (815)                    (592)
                                                                    ----------               ---------
Other income (expense):
  Interest income (expense), net                                         (33)                      21
  Miscellaneous, net                                                     123                       49
                                                                    ----------               ---------
                                                                          90                       70
                                                                    ----------               ---------
Loss before income taxes                                                (725)                    (522)

Provision for income taxes                                                --                       --
                                                                    ----------               ---------
Net loss                                                            $   (725)                $   (522)
                                                                    ==========               =========
Average common and equivalent shares                                  15,989                   15,838
                                                                    ==========               =========
Net loss per common share                                           $  (0.05)                $  (0.03)
                                                                    ==========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Three Months Ended October 31,
                                                                                     ------------------------------
                                                                                        2001                2000
                                                                                     ----------          ----------

Cash flows from operating activities:
    Net loss                                                                          $  (725)           $   (522)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      205                 130
          Increase in net deferred revenues & commissions                                  54                  --
       Write off of obsolete software                                                      47                  --
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                                       58                 (30)
          Income tax refund and related interest receivable                                --                 (38)
       Prepaids and other current assets                                                 (101)                  8
       Accounts payable and other current liabilities                                     562                (133)
       Accounts payable to brokers                                                       (122)                (29)
                                                                                       ----------          ----------
         Net cash used in operating activities
                                                                                          (22)               (614)
                                                                                       ----------          ----------
Cash flows from investing activities:
     Purchase of property and equipment
                                                                                          (17)                 --
     Increase in note receivable                                                           --                (300)
                                                                                       ----------          ----------
          Net cash utilized in investing activities                                       (17)               (300)
                                                                                       ----------          ----------
Cash flows from financing activities:
    Borrowings (repayments) on third party indebtedness                                  (118)                (18)
                                                                                       ----------          ----------
          Net cash used in financing activities                                          (118)                (18)
                                                                                       ----------          ----------

Net decrease in cash and cash equivalents                                                (157)               (932)
Cash and cash equivalents at beginning of period                                        1,006               1,516
                                                                                       ----------          ----------
Cash and cash equivalents at end of period                                             $  849              $  584
                                                                                       ==========          ==========
Supplemental cash flow information:
   Cash paid for interest                                                              $   26              $   17
   Cash paid for income taxes                                                              --                  --



The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - THE COMPANY

ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party record-keeper and in many cases, an independent licensed broker for transactions between members of the exchange. The Company charges monthly association fees and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

NOTE 2 - ACCOUNTING PRINCIPLES

1) Use of Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make. Actual results could differ from those estimates.

2) Basis of Presentation The accompanying unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results for the year ending July 31, 2002. The accompanying financial statements and notes thereto should be read in conjunction with the audited financial statements as of July 31, 2001 contained in our current Annual Report on Form 10-KSB. Interim financial statements included in this quarterly report on Form 10-QSB were not reviewed by an independent public accountant due to inability to pay such accountants at the time.

NOTE 3 - MANAGEMENT'S PLAN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During the quarter ended October 31, 2001, the Company incurred a consolidated net loss of approximately $722. During October, 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. The Company is now required to pay an interest rate of 15% until the note is paid in full.

The Company has experienced net losses and negative cash flows from operations. As of October 31, 2001, the Company has an accumulated deficit of $29,485.

Management believes the success and continued viability of the Company rests upon five major components. First and foremost, operational costs must be reduced and controlled through forced-efficiency within every department of the Company. Unprofitable departments located within the corporate headquarters and corporate regional offices will be restructured, sold, or eliminated. Second, a consistent program of recruiting, training and supporting an expanding professional Independent Broker Network must buttress the growth and stability of the Retail Trade Exchange. Third, the Company and Independent Broker Network must dramatically improve the number and variety of high-quality members of the Retail Trade Exchange and the retention thereof. Fourth, the Company must increase the number, velocity, and size of trade transactions amongst the members of the Retail Trade Exchange. Lastly, the Company must exercise the discipline to focus exclusively on potentially profitable ventures, which directly and consistently enhance the growth and performance of the Retail Trade Exchange and financial performance of the ITEX Corporation. The Company has undertaken significant steps toward the execution of each of the above five components and will continue to do so.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly report on Form 10-QSB and our Annual Report on Form 10-KSB. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in the Annual Report on Form 10-KSB. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. The Company disclaims any obligation to update information contained in any forward-looking statement.

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange and acts as third-party record keeper for transactions between members of the exchanges. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operation expenses and to provide merchandise for sale for trade dollars to trade exchange members.

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

The Company has incurred losses from operations from its trade exchange operations for the first quarters of fiscal 2002 and 2001 of $815 and $592, respectively.

Trade exchange revenue and costs

Total trade exchange revenue increased to $2,504 in the first quarter of fiscal 2002 ("fiscal 2002") as compared to $2,282 in the first quarter of fiscal 2001 ("fiscal 2001").

Costs of trade exchange revenue increased to $1,353 in the first quarter of fiscal 2002 from $1,131 in the first quarter of fiscal 2001.

The increase trade exchange revenue and costs of trade exchange revenue are primarily due to the increase in members from the acquisition of Ubarter.com Canada and Ubarter.com USA during the third and fourth quarters of fiscal 2001.

Selling, general and administrative expenses

During first quarters of fiscal 2002 and 2001, the Company incurred selling, general and administrative expenses of $1,540 and $1,514, respectively.

Costs and expenses of regulatory and litigation matters

During first quarter fiscal of 2002 and fiscal 2001, the Company incurred costs and expenses of $175 and $99, respectively, in connection with regulatory and litigation matters.

The Company anticipates the settlement of two disputes with independent licensed brokers, resulting in charge to litigation matters of approximately $50 during the second quarter of 2002. In addition, the Company has incurred costs related to the organizational restructuring of the Company.

Depreciation and amortization

Depreciation and amortization increased to $251 in fiscal 2002 from $130 in fiscal 2001. The increase is due to increased amortization expense related to the purchase of member lists in the acquisitions of Ubarter Canada and Ubarter Seattle during the third and fourth quarters of fiscal 2001.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations. At October 31, 2001, the Company's accumulated deficit increased to $29,485 from $28,760 at July 31, 2001.

At October 31, 2001, the Company's working capital ratio was .46 to 1 as compared to .53 to 1 at July 31, 2001. At October 31, 2001, stockholders' equity decreased to $(325) from $400 at July 31, 2001 as a result of the Company's net loss in the first quarter of fiscal 2002.

During the first quarter of fiscal 2002, the Company reported net cash used in operating activities of $22 as compared to net cash used in operating activities of $614 in the first quarter of fiscal 2001.

The Company reported net cash used in investing activities of $17 in the first quarter of fiscal 2002 as compared to net cash used in investing activities of $300 in the first quarter of fiscal 2001. In fiscal 2001, the Company received $218 from the initial payment (after related costs) in connection with the sale of the interest in the Samana resort property and $100 from the sale of the rights to publish the Company's barter industry magazine (alt.finance). In fiscal 2001, the Company invested $300 in a note receivable owed to the Company by a third party that was later written off.

During the first quarter of fiscal 2002, the Company reported net cash used in financing activities of $118 as a result of repaying notes payable and capitalized equipment lease obligations. During the first quarter of fiscal 2001, the Company reported net cash used in financing activities of $18 primarily as a result of the repayment of capitalized equipment lease obligations.

Inflation

The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in the exchange by transferring some of its own holdings of Trade Dollars to the Exchange and by seeking trading opportunities which can generate a trade dollar profit for the corporation. As in any economy, the availability and velocity of currency is vital to maintain a healthy economic climate. An uncontrolled supply of ITEX trade dollars could result in inflation or a weakening of the ITEX retail trade exchange economy due to decreased buying power or opportunities of the ITEX retail trade exchange member.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Stoops

On July 20, 1999, the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of Christoper Stoops, Paulette Reissman, dba Stoops Auto Body vs. Collie Christensen, individually and as president and Owner of California Trade Exchange; California Trade Exchange; Diana Kyle, individually and as an employee of California Trade Exchange; ITEX Corporation; Salesman DOE; and DOES 1 through 50, inclusive. The complaint alleges that the Company improperly closed the plaintiff's trade account. The plaintiff's action seeks to impose liability on the Company in connection with Stoops' relationship with the Company, and Stoops' contract with ITEX Corporation, relating to the barter system and services of the Company. The matter was settled in November, 2001, requiring the Company to pay $10,200 and the reactivate and reinstate the plaintiff's previously suspended trade account. The Company has retained its rights to indemnification for both settlement and legal defense costs from Collins Christensen.

Robofil Corporation

On November 14, 2001, the Company was served with a summons and complaint out of the Superior Court for Sacramento County in the matter of Robofil Corporation, a California Corporation dba Garage Cabinet Company and Robert Phillips, Plaintiffs, vs. ITEX Corporation; Dan Larson and Does 1 through 30, Defendants. The complaint alleges that the Company violated its fiduciary responsibility related to the purchase and sale of hardwood flooring by the Company to members and other third parties. The Company is defending this matter and does not foresee any material impact from this matter. No provision has been included in the Company's financial statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits
     None

b)   Reports on Form 8-K
     None

(1)  Form 8-K filed September 27, 2001
     For event dated July 1, 2001(Modification of License Agreement)

(2)  Form 8-K filed August 16, 2001
     For event dated March 1, 2001 (Acquisition of Ubarter.com, includes financial statements)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ITEX CORPORATION

 Date: December 18, 2001       /s/  Lewis Humer, Jr.
 --------------------------    -------------------------------------------------
                               Lewis Humer, Jr., Chief Executive Officer and
                               Director

 Date: December 18, 2001       /s/  Daniela C. Calvitti
 --------------------------    -------------------------------------------------
                               Daniela C. Calvitti, Chief Financial Officer and
                               Director