Form 10QSB/A
period 2001-10-31
ITEX CORPORATION
filed 2002-01-15
CIK 860518

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-QSB/A-1



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For The Quarterly Period Ended

                                October 31, 2001

                         Commission File Number 0-18275

                                ITEX CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Nevada                         93-0922994
        ---------------------------------   ----------------------------
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

                          Yes  X          No


     Number of Shares of Common Stock, $0.01 Par Value Outstanding at December 14, 2001:
                                    15,989,232

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2001

                                      INDEX

                                                                                                              Page(s)
PART I.          FINANCIAL INFORMATION

   ITEM 1.       FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 2001 (unaudited)                                      3

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2001
                 AND 2000 (unaudited)                                                                            4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2001
                 AND 2000 (unaudited)                                                                            5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    6-7

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION              7-9

PART II.         OTHER INFORMATION

   ITEM 1.       LEGAL PROCEEDINGS                                                                            9-10

   ITEM 2.       CHANGES IN SECURITIES AND USE OF PRCEEDING                                                     10

   ITEM 3.       DEFAULT UPON SENIOR SECURITIES                                                                 10

   ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           10

   ITEM 5.       OTHER INFORMATION                                                                              10

   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                               10


                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                                                          October 31, 2001
                                                                                            (unaudited)
                                                                                          ----------------
                                        Assets
Current assets:
     Cash and cash equivalents                                                            $       125
     Restricted cash                                                                              724
     Accounts receivable                                                                        1,023
     Prepaids and other current assets                                                            223
                                                                                          ----------------
         Total current assets                                                                   2,095

Property and equipment, net of accumulated depreciation of $1,173                               2,344

Purchased member lists, net                                                                     1,394

Available for sale securities                                                                      35

Other assets                                                                                       99
                                                                                          ----------------
               Total assets                                                               $     5,967
                                                                                          ================

                         Liabilities and stockholders' DEFICIT
Current liabilities:
     Long-term debt and capital lease obligations, current portion                        $       878
     Accounts payable                                                                             470
     Accounts payable to brokers                                                                1,158
     Accrued legal settlements                                                                    683
     Accrued expenses and other current liabilities                                             1,383
                                                                                          ----------------
         Total current liabilities                                                              4,572

Deferred revenue                                                                                  119

Long-term debt and capital lease obligations                                                      101

Common stock subject to a put (333,333 shares outstanding)                                      1,500

Commitments and contingencies                                                                      --

Stockholders' deficit:
     Common stock, $.01 par value; 50,000,000 shares authorized;
         15,989,232 shares issued and outstanding                                                 159
     Additional paid-in capital                                                                28,977
     Unrealized gain on marketable securities                                                      34
     Treasury stock, at cost (2 shares in 2001 and 2000)                                          (10)
     Accumulated deficit                                                                      (29,485)
                                                                                          ----------------
         Total stockholders' deficit                                                             (325)
                                                                                          ----------------
                Total liabilities and stockholders' deficit                               $     5,967
                                                                                          ================


The accompanying notes are an integral part of the consolidated financial statements.


                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                           Three Months Ended October 31,
                                                                     ------------------------------------------
                                                                           2001                        2000
                                                                       (unaudited)                 (unaudited)
                                                                     ---------------             --------------

Revenue:
    Trade exchange revenue                                           $       2,504               $      2,282
                                                                     ---------------             --------------
                                                                             2,504                      2,282
                                                                     ---------------             --------------
Costs and expenses:
    Costs of trade exchange revenue                                          1,353                      1,131
    Selling, general and administrative                                      1,540                      1,514
    Costs of regulatory and litigation matters                                 175                         99
    Depreciation and amortization                                              251                        130
                                                                     ---------------             --------------
                                                                             3,319                      2,874
                                                                     ---------------             --------------
Loss from operations                                                          (815)                      (592)
                                                                     ---------------             --------------
Other income (expense):
    Interest income (expense), net                                             (33)                        21
    Miscellaneous, net                                                         123                         49
                                                                     ---------------             --------------
                                                                                90                         70
                                                                     ---------------             --------------
Loss before income taxes                                                      (725)                      (522)

Provision for income taxes                                                      --                         --
                                                                     ---------------             --------------
Net loss                                                             $        (725)              $       (522)
                                                                     ===============            ===============
Average common and equivalent shares                                    15,989,232                 15,836,732
                                                                     ===============            ===============
Net loss per common share                                            $       (0.05)             $       (0.03)
                                                                     ===============            ===============



The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Three Months Ended October 31,
                                                                                -------------------------------
                                                                                     2001              2000
                                                                                 (unaudited)        (unaudited)
                                                                                ------------        -----------


Cash flows from operating activities:
    Net loss                                                                    $    (725)          $ (522)

    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  205              130
       Increase in net deferred revenues & commissions                                 54               --
       Write off of obsolete software                                                  47               --
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                                   58              (30)
          Income tax refund and related interest receivable                            --              (38)
       Prepaids and other current assets                                             (101)               8
       Accounts payable and other current liabilities                                 562             (133)
       Accounts payable to brokers                                                   (122)             (29)
                                                                                ------------        -----------
         Net cash used in operating activities                                        (22)            (614)
                                                                                ------------        -----------

Cash flows from investing activities:
     Purchase of property and equipment
                                                                                      (17)              --
     Increase in note receivable                                                       --             (300)
                                                                                ------------        -----------
         Net cash utilized in investing activities                                    (17)            (300)
                                                                                ------------        -----------

Cash flows from financing activities:
     Borrowings (repayments) on third party indebtedness                             (118)             (18)
                                                                                ------------        -----------
         Net cash used in financing activities                                       (118)             (18)
                                                                                ------------        -----------

Net decrease in cash and cash equivalents                                            (157)            (932)
Cash and cash equivalents at beginning of period                                    1,006            1,516
                                                                                ------------        -----------

Cash and cash equivalents at end of period                                      $     849           $  584
                                                                                ============        ===========

Supplemental cash flow information:
     Cash paid for interest                                                     $      26          $    17
     Cash paid for income taxes                                                 ------------        -----------



The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - THE COMPANY

ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party record--keeper and in many cases, an independent licensed broker for transactions between members of the exchange. The Company charges monthly association fees and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

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

NOTE 3 - MANAGEMENT'S PLAN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During the quarter ended October 31, 2001, the Company incurred a consolidated net loss of approximately $725. During
September, 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. The Company is now required to pay an interest rate of 15% until the note is paid in full. The current outstanding balance as of October 31, 2001 is $215. The note is secured by member lists and substantially all assets of the Company.

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

Costs of trade exchange revenue increased to $1,353 in first quarter of fiscal 2002 from $1,131 in first quarter of fiscal 2001.

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

Costs and expenses of regulatory and litigation matters

During first quarter fiscal 2002 and fiscal 2001, the Company incurred costs and expenses of $175 and $99, respectively, in connection with regulatory and litigation matters.

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

During fiscal 2001, the Company reported net cash used in investing activities of $17 in the first quarter of fiscal 2002 as compared to net cash used in investing activities of $300 in the first quarter of fiscal 2001. In fiscal 2001, the Company received $218 from the initial payment (after related costs) in connection with the sale of the interest in the Samana resort property and $100 from the sale of the rights to publish the Company's barter industry magazine (alt.finance). In fiscal 2001, the Company invested $300 in a note receivable owed to the Company by a third party that was later written off.

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

Income Tax Filings

The Company is currently delinquent in its federal income tax filings for 1999, 2000 and 2001. However, management does not believe the Company owes taxes or penalties due to operating losses incurred during those years.

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

Refer to NOTE 3 - MANAGEMENT'S PLAN

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
None

b) Reports on Form 8-K

(1)  Form  8-K  filed on  September  27,  2001
     For  event  dated  July 1,  2001 (Modification of License Agreement).

(2)  Form 8-K filed on August 16, 2001
     For event dated March 1, 2001 (Acquisition of Ubarter.com, includes financial statements)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ITEX CORPORATION

 Date: January 15, 2002        /s/  LEWIS HUMER, JR.
 -----------------------       -------------------------------------------------
                               Lewis Humer, Jr., Chief Executive Officer and
                               Director

 Date: January 15, 2002        /s/  DANIELA C. CALVITTI
 -----------------------       -------------------------------------------------
                               Daniela C. Calvitti, Chief Financial Officer and
                               Director