Form 10QSB
period 2002-01-31
ITEX CORPORATION
filed 2002-03-18
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For the quarterly period ended

                                January 31, 2002

                         Commission File Number 0-18275

                                ITEX CORPORATION

        (Exact name of small business issuer as specified in its charter)

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

                                  916-679-1111
                       ---------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                           No
                          ---                              ---


     Number of shares of common stock, $0.01 par value outstanding at January 31, 2002:

                                   17,317,565

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended January 31, 2002


                                      INDEX



                                                                       Page(s)
PART I.          FINANCIAL INFORMATION
   ITEM 1.       FINANCIAL STATEMENTS
                 CONSOLIDATED BALANCE SHEET AT JANUARY 31, 2002
                 (unaudited) AND JULY 31, 2001                               1

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                 THREE AND SIX MONTH PERIODS ENDED JANUARY 31,
                 2002 AND 2001 (unaudited)                                   2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTH PERIODS ENDED JANUARY 31, 2002 AND
                 2001 (unaudited)                                            3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  4

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION OR PLAN OF OPERATION                    6

PART II.         OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                           8

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PRCEEDING                  9

        ITEM 3.  DEFAULT UPON SENIOR SECURITIES                              9

        ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS        9

        ITEM 5.  OTHER INFORMATION                                          10

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                                                       January 31,          July 31,
                                                                                          2002                2001
                                                                                       (unaudited)
                                                                                    ----------------    -----------------

                                    ASSETS
Current assets:
     Cash and cash equivalents                                                       $           ---     $            282
     Restricted cash                                                                             738                  724
     Accounts receivable                                                                       1,366                1,081
     Prepaids and other current assets                                                           293                  122
                                                                                    ----------------    -----------------
       Total current assets                                                                    2,397                2,209

Property and equipment, net of accumulated depreciation of $991                                  304                2,459

Purchased member lists, net                                                                    1,178                1,520

Available for sale securities                                                                     77                   35

Other assets                                                                                      84                   82
                                                                                    ----------------    -----------------

               Total assets                                                         $          4,040     $          6,305
                                                                                    =================    ================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Long-term debt and capital lease obligations, current portion                  $            447     $            996
     Accounts payable                                                                            592                  315
     Accounts payable to brokers                                                               1,040                1,280
     Accrued legal settlements                                                                   599                  701
     Accrued expenses and other current liabilities                                            1,368                  882
                                                                                    ----------------    -----------------
               Total current liabilities                                                       4,046                4,174

Deferred revenue                                                                                 109                  130

Long-term debt and capital lease obligations                                                     101                  101

Common stock subject to a put (0 and 333,333 shares in 2002 and 2001,                            ---                1,500
respectively outstanding)

Commitments and contingencies                                                                    ---                  ---
                                                                                                 ---                  ---
Stockholders' deficit:
       Common stock, $.01 par value; 50,000,000 shares authorized;
       17,318 (2002) and 15,849 (2001) shares issued and outstanding                             170                  159
       Additional paid-in capital                                                             29,170               28,977
       Unrealized gain on marketable securities                                                   94                   34
       Treasury stock, at cost (2 shares in 2001 and 2000)                                       (10)                 (10)
       Accumulated deficit                                                                   (29,640)             (28,760)
                                                                                    ----------------    -----------------
                Total stockholders' deficit                                                     (216)                 400
                                                                                    ----------------    -----------------

                Total liabilities and stockholders' deficit                          $         4,040     $          6,305
                                                                                    ================    =================

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                            JANUARY 31, 2002 AND 2001
                    (In thousands, except per share amounts)

                                                        Three Months Ended             Six Months Ended
                                                           January 31,                   January 31,
                                                       2002            2001           2002          2001
                                                    ------------     ----------    ----------    -----------

Revenue                                                    (Unaudited)                    (Unaudited)

        Trade exchange revenue                          $ 2,661       $ 2,597        $ 5,205        $ 4,879


Costs and expenses
        Costs of trade exchange revenue                   1,468         1,369          2,821          2,500
        Selling, general and administrative               1,130         1,581          2,624          3,095
        Costs of regulatory and litigation matters          173           106            348            205
        Depreciation and amortization                       185           130            436            260
                                                    ------------     ---------    -----------     ----------
                                                          2,956         3,186          6,229          6,060

 Loss from operations                                      (295)         (589)        (1,024)        (1,181)

Other income (expense)
        Interest income (expense), net                        2          (21)            (31)             0
        Miscellaneous, net                                  138           51             173            100
                                                    ------------     ---------    -----------     ----------
                                                            140           30             142            100


Loss before income taxes                                  (155)         (559)           (882)        (1,081)

Provision for income taxes                                    0         (283)              0           (283)
                                                    ------------     ---------    -----------     ----------
Net loss                                                $ (155)       $ (842)         $ (882)       $(1,364)

Other comprehensive income - holding gain (loss)            60             9              94            (16)
on securities
                                                    ------------     ---------    -----------     ----------
Comprehensive loss                                       $ (95)       $ (833)         $ (788)       $(1,380)

Average common equivalent shares                         1,383        16,171          16,383         16,171

Net loss per common share                                 (.01)         (.05)           (.05)          (.08)





The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Six Months Ended January 31,
                                                                                 -----------------------------------------
                                                                                        2002                   2001
                                                                                     (unaudited)           (unaudited)
                                                                                 --------------------    -----------------


Cash flows from operating activities:
    Net loss                                                                      $             (882)      $       (1,364)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
          Gain on sale of regional offices                                                      (283)                ----
          Loss on disposal of building                                                           160                 ----
          Stock based compensation                                                               100                 ----
          Depreciation and amortization                                                          436                  260
          Write off of over accrual of income tax refund                                        ----                  283
          Write off of obsolete software                                                        ----                   74
    Changes in operating assets and liabilities:
          Accounts and notes receivable                                                          110                 (409)
          Income tax refund and related interest receivable                                     ----                1,403
          Notes receivable                                                                      ----                 (300)
          Prepaids and other current assets                                                     (173)                 (15)
          Decrease in incentive compensation                                                    ----                 (339)
          Accounts payable, other current liabilities, and deferred revenue                      746                 (392)
          Accounts payable to brokers                                                           (240)                 182
                                                                                 --------------------    -----------------
         Net cash used in operating activities                                                   (26)                (617)
                                                                                 --------------------    -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                          (11)                 ----
     Proceeds from sale of securities                                                             18                  ----
                                                                                 --------------------    -----------------
         Net cash provided by investing activities                                                 7                  ----
                                                                                 --------------------    -----------------
Cash flows from financing activities:
    Repayments on third party indebtedness                                                      (249)                 (82)
                                                                                 --------------------    -----------------
         Net cash used in financing activities                                                  (249)                 (82)
                                                                                 --------------------    -----------------
Net decrease in cash and cash equivalents                                                       (268)                (699)
Cash and cash equivalents at beginning of period                                               1,006                  960
                                                                                 --------------------    -----------------
Cash and cash equivalents at end of period                                        $              738      $           261
                                                                                 ====================    =================
Supplemental cash flow information:
-----------------------------------
   Cash paid for interest                                                         $               19      $            21

   Cash paid for income taxes                                                                    ---                  ---

Summary of Non-Cash Investing and Financing Activities:
During 2002, the Company canceled a transaction for the original purchase of the corporate office building. The result was a decrease in debt and fixed assets of $1,800 and $1,960,  respectively.  In addition,  the Company sold four  regional offices  with a net  book  value of $112 in  exchange  for  accounts  receivable totaling $395.


The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - THE COMPANY

ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party record keeper and in many cases, an independent licensed broker for transactions between members of the exchange. The Company charges monthly association fees and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

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

2) Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2002 are not necessarily indicative of the results for the year ending July 31, 2002. The accompanying financial statements and notes thereto should be read in conjunction with the audited financial statements as of July 31, 2001 contained in our current Annual Report on Form 10-KSB.

NOTE 3 - MANAGEMENT'S PLAN

Management believes the success of the Company continues to rest upon five key components. First and foremost, we must have fiscal accountability with an emphasis on increased efficiency and productivity. Operational costs will be controlled by ensuring departmental performance accountability throughout every department and function within the Company. Unprofitable departments within the corporate structure, including our corporate regional offices have been restructured, sold, or eliminated. Second, a consistent and enhanced program of recruitment, training and support has been developed to expand and empower our professional network of Independent Licensed Brokers. This will contribute to the controlled growth and stability of the Retail Trade Exchange. Third, the Company and our Independent Brokers are working to dramatically improve the total number and variety of high-quality members of the Retail Trade Exchange; this objective will be attained through enhanced member education and improved customer service. Fourth, the Company is designing and implementing programs to increase the number, velocity, and size of trade transactions amongst the members of the Retail Trade Exchange. Lastly, the Company will continue to exercise the necessary discipline to make the appropriate operational decisions based on ROI ("Return on Investment") analysis within the constraints of both short and long-range business strategies. With successful application of these five key components we expect to consistently enhance the growth and performance of the Retail Trade Exchange and financial outlook of the Company.

NOTE 4 - BUILDING AT 3400 COTTAGE WAY

In February 2000 the Company entered into an agreement to purchase an office building for its corporate offices located in Sacramento, California. The company paid $200 cash, 333 shares of common stock, plus 200 ITEX trade dollars. In addition, a promissory note for $300 was due August 29, 2001, along with an obligation against the property in excess of $1,500.

In January 2002, both parties agreed to cancel the transaction and all guarantees in exchange for 50 ITEX trade dollars. The original seller retains the cash, stock and trade dollars previously paid and issued. The Company has entered into a lease with the owner for 18-months with monthly payments of $13.

The transaction reduced assets on the Company's books by $1,960, including the building, leasehold improvements and related accumulated depreciation. Liabilities were reduced by $1,800, including the note payable of $300 and common stock due totaling $1,500. The Company incurred a loss of $160 on disposal of the building. The net loss is included in miscellaneous income (expense).

NOTE 5 - SALES OF REGIONAL OFFICES

During the second quarter of fiscal 2002, the Company sold four of its regional offices, realizing a gain of $283 included in miscellaneous income (expense). The corresponding receivable is included in accounts receivable on the balance sheet.

NOTE 6 - SUBSEQUENT EVENTS

In March 2001 the Company entered into an agreement to pay a total of $500 to Network Commerce related to the purchase of Ubarter.com. The outstanding balance on the note as of January 31, 2002 was $83. In February 2002 an agreement was reached between Network Commerce and the Company to pay off the note at a discounted amount. The payoff of $70 was made to Network Commerce on February 6, 2002 at which time the note was considered paid in full.

During February 2002, the Company settled an ongoing litigation matter with Martin Kagan and IBTEX. As of January 31, 2002, the Company was adequately reserved for the settlement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly report on Form 10-QSB and our Annual Report on Form 10-KSB. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in the Annual Report on Form 10-KSB for the year ended July 31, 2001. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. The Company disclaims any obligation to update information contained in any forward-looking statement.

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

In recent years, the Company has engaged in the operation of several new businesses outside its core business of operating trade exchanges. These new businesses have not been profitable and commencing in March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange.

The Company has incurred net loss from operations from its trade exchange for the three months ended January 31, 2002 and 2001 of $295 and $589, respectively and for the six months ended January 31, 2002 and 2001 of $1,024 and $1,181, respectively.

Trade exchange revenue and costs

The Company earned trade exchange revenue for the three month periods ended January 31, 2002 and 2001 of $2,661 and $2,597, respectively and for the six month periods ended January 31, 2002 and 2001 of $5,205 and $4,879, respectively. The Company incurred costs of trade exchange revenue for the three months ended January 31, 2002 and 2001 of $1,468 and $1,369, respectively and for the six months ended January 31, 2002 and 2001 of $2,821 and $2,500, respectively. While trade exchange revenue has remained relatively constant during the three and six month periods ended January 31, 2002 compared to 2001, the cost of trade exchange revenue has increased as a result of the increased broker commissions related to the conversion of corporate offices to Independent Broker Offices during fiscal 2002.

Selling, general and administrative expenses

The Company incurred selling, general and administrative expenses for the three month periods ended January 31, 2002 and 2001 of $1,130 and $1,581, respectively and for the six month periods ended January 31, 2002 and 2001 of $2,624 and $3,095, respectively. The significant decrease in SG&A expenses reflects the initial outcome of the corporate restructuring plan as announced by the company in November 2001. Wages and salaries decreased $370 or 38% from first fiscal quarter 2002, representing more than $1,400 in projected annual savings. The decrease was primarily the result of the elimination of 27 non-essential positions.

Costs and expenses of regulatory and litigation matters

The Company incurred costs and expenses related to regulatory and litigation matters for the three month periods ended January 31, 2002 and 2001 of $173 and $106, respectively and for the six month periods ended January 31, 2002 and 2001 of $348 and $205, respectively. The change is related to contingent liability reserves that management believes, based on the status of discovery, costs to date and/or historical experience, that the reserves, adequately cover potential matters of litigation which was partially offset by $115 due to the favorable settlement of a litigation matter.

Depreciation and amortization

The Company recognized depreciation and amortization expense for the three month periods ended January 31, 2002 and 2001 of $185 and $130, respectively and for the six month periods ended January 31, 2002 and 2001 of $436 and $260, respectively. The change is due to increased amortization expense related to the purchase of member lists in the acquisitions of Ubarter Canada and Ubarter Seattle during the third and fourth quarters of fiscal 2001.

Liquidity and Capital Resources

The Company incurred a net loss for the three months ended January 31, 2002 and 2001 of $155 and $842, respectively and for the six months ended January 31, 2002 and 2001 of $882 and $1,364, respectively.

At January 31, 2002, the Company's working capital ratio increased to .59 from ..46 at October 31, 2001 and .53 at July 31, 2001. The increase is due, in part, to the reduction in current liabilities of $300 related to the Company's decision to discontinue ownership of the building and replace it with an eighteen-month lease. See NOTE 4 to the financials statements.

During the six months ending January 31, 2002, the Company reported net cash used in operating activities of $26 as compared to net cash used in operating activities of $617 for the six months ending January 31, 2001. The decrease in net cash used in operating activities is largely due to the significant decrease in operating expenditures consistent with the corporate restructuring plan.

During the six months ending January 31, 2002, the Company reported net cash used in financing activities of $249, resulting from the repayment of notes payable, compared to net cash used in financing activities for the six months ended January 31, 2001 of $82.

During the six months ending January 31, 2002, the Company reported net cash provided by investing activities of $7, resulting from proceeds received from the sale of investments, offset by the purchase of computer equipment.

The Company has significantly decreased cash expenditures with the sale of four regional offices to Independent Licensed Brokers and eliminated 27 non-essential positions within the Company. The Company paid off the note to Network Commerce, resulting in a monthly cash savings of $42. Additionally, the Company will use funds received from the settlement of a legal matter for its operating expenses. Although no assurances can be given, management believes it will be able to raise sufficient funds to meet its working capital requirements.

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

Income Tax Filings

The Company is currently delinquent in its federal income tax filings for 1999, 2000 and 2001. However, management does not believe the Company owes taxes or penalties due to operating losses incurred during those years.
Corporate Restructuring

During the quarter as a part of the Company's major restructuring of its corporate operations, the Company terminated Collins M. Christensen as President and Chief Executive Officer and appointed Lewis Humer, Jr., the Company's Chief Operating Officer, as President and Chief Executive Officer. Mr. Christensen remains a member of the Company's board of directors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Martin Kagan Litigation

During July 1998, the Company was served with a summons and complaint for a case in Circuit Court of Multnomah County, Oregon, styled Martin Kagan v. ITEX Corporation. The complaint alleges breach of a stock option agreement between the Company and Kagan and seeks to set aside a settlement agreement between the parties dated January 14, 1997. The Company answered the complaint denying its material allegations. Subsequently, the plaintiff filed a first amended complaint adding Graham H. Norris, the Company's former President and Chief Executive Officer, as an additional party and modifying somewhat the allegations of the original complaint. The Company and Mr. Norris have answered the amended complaint and denied all allegations. The Company has vigorously defended the action. Trial before a court appointed referee was held on November 4, 8 and 9, 1999. On April 12, 2000, the referee issued a decision dismissing all of Kagan's claims except his claim for unlawful sale and purchase of securities. The referee awarded Kagan $400 plus interest from July 14, 1998, plus reasonable attorneys' fees. The referee's decision was confirmed by the Multnomah County Circuit Court and judgment has been entered. The judgment was amended to include attorneys' fees on January 12, 2001. The Company has bonded the judgment that has been entered and guaranteed the bond with certificates of deposit totaling $714. The Company appealed. In February 2002, the case between Martin Kagan and ITEX Corporation was settled out of court.

IBTEX, A.G. Litigation

During September 1998, the Company was served with a summons and complaint for a case in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. ITEX Corporation, Donovan Snyder and Graham Norris, Sr. The complaint alleges breach of contract, breach of duty of good faith and fair dealing and violations of the Oregon Franchise Act. The defendants have answered the complaint denying its material allegations, demanding that the disputes between IBTEX and the Company be arbitrated pursuant to an arbitration agreement between the parties and requiring that the action be stayed until such time as the arbitration is complete. The proceeding has been abated and no arbitration has been set and the case has been dormant for many months. On November 30, 2000 the Company was sent a copy of a new related case which names the Company as a defendant in the Circuit Court of Multnomah County, Oregon, styled IBTEX, A.G. v. Terry Neal, et al, seeking no affirmative relief against the Company, but naming the Company as a defendant. The Company accepted service of the summons and complaint in this matter on February 1, 2001. In February 2002, the case between IBTEX and ITEX Corporation was settled out of court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         For the quarter ended January 31, 2002, the Company has sold and issued the following securities:

1. We granted an aggregate of 1,075,000 shares of common stock of the Company to our employees, officers and directors in exchange for services. The value of the shares on the grant dates ranged from $0.09 to $0.08 per share.

2. We granted an aggregate of 910,000 options to purchase shares of common stock of the Company to our employees, officers and directors in exchange for services. The exercise price for these shares was .09 per share.

The sales and issuances of the shares of common stock and options to purchase Common Stock in private placements listed above were made by the Company in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and limited offering exemptions under state securities laws. The offers and sales were made to less than 35 persons or to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

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

                                 ITEX CORPORATION



 March 18, 2002                  /S/ DANIELA C. CALVITTI
 --------------                  -----------------------------------------------
                                 Daniela C. Calvitti, Chief Financial Officer
                                 and Director (Principal Accounting & Financial
                                 Officer)