Form 10QSB
period 2002-04-30
ITEX CORPORATION
filed 2002-06-14
CIK 860518

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For the quarterly period ended

                                 April 30, 2002

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

         Yes         [X]                             No       [    ]


Number of shares of common stock, $0.01 par value outstanding at April 30, 2002:

                                   17,727,565

                                ITEX CORPORATION
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002


                                      INDEX


                                                                           Page

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           CONSOLIDATED BALANCE SHEETS AT APRIL 30, 2002 (UNAUDITED)
           AND JULY 31, 2001                                                 1

           CONSOLIDATED STATEMENTS OF  OPERATIONS FOR THE THREE AND
           NINE MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
           (UNAUDITED)                                                       2

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH
           PERIODS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)                 3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION OR PLAN OF OPERATION                                    6

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                 9

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        10

  ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                   10

  ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS             10

  ITEM 5.  OTHER INFORMATION                                                10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                                        April 30, 2002       July 31, 2001
                                                                          unaudited)
                                                                        --------------       -------------
                                    Assets
Current assets:
  Cash and cash equivalents                                             $          302       $         282
  Restricted cash                                                                  ---                 724
  Accounts receivable                                                            1,475               1,081
  Prepaids and other current assets                                                212                 122
                                                                        --------------       -------------
      Total current assets                                                       1,989               2,209

Property and equipment, net of accumulated depreciation of $1,038
and $1,041                                                                         274               2,459

Purchased member lists, net                                                      1,045               1,520

Available for sale securities                                                        8                  35

Other assets                                                                        84                  82
                                                                        --------------       -------------
      Total assets                                                      $        3,400       $       6,305
                                                                        ==============       =============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Long-term debt and capital lease obligations, current portion         $          363       $         996
  Accounts payable                                                                 536                 315
  Accounts payable to brokers                                                    1,110               1,280
  Accrued legal settlements                                                        111                 701
  Accrued expenses and other current liabilities                                 1,208                 882
                                                                        --------------       -------------
     Total current liabilities                                                   3,328               4,174

Deferred revenue                                                                    98                 130

Long-term debt and capital lease obligations                                        49                 101

Common stock subject to a put (0 and 333 shares in 2002 and 2001,
respectively outstanding)                                                          ---               1,500


Commitments and contingencies                                                      ---                 ---

Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000 shares authorized;
  17,728 (2002) and 15,849 (2001) shares issued and outstanding                    175                 159
  Additional paid-in capital                                                    29,207              28,977
  Unrealized gain on marketable securities                                           8                  34
  Treasury stock, at cost (2 shares in 2001 and 2000)                              (10)                (10)
  Accumulated equity (deficit)                                                 (29,455)            (28,760)
                                                                        ---------------      --------------
     Total stockholders' equity (deficit)                                          (75)                400
                                                                        ---------------      --------------

     Total liabilities and stockholders' equity (deficit)               $         3,400      $       6,305
                                                                        ===============      ==============

 The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             APRIL 30, 2002 AND 2001
                    (In thousands, except per share amounts)

                                                     Three Months Ended          Nine Months Ended
                                                          April 30,                  April 30,
                                                      2002        2001          2002          2001
                                                     ------      ------        ------        ------

Revenue                                                  (Unaudited)                (Unaudited)

   Trade exchange revenue                            $2,722      $2,77         $7,928        $7,651


Costs and expenses
  Costs of trade exchange revenue                     1,417      1,379          4,238         3,879
  Selling, general and administrative                   964      1,542          3,588         4,637
  Change in allowance for uncollectible
  receivables                                           ----       550           ----           550
  Costs of regulatory and litigation matters             20         71            367           276
  Depreciation and amortization                         166        165            602           425
                                                     -------     ------        -------       -------
                                                      2,567      3,707          8,795         9,767

Income (loss) from operations                           155       (935)          (867)       (2,116)

Other income (expense)
  Interest income (expense), net                        (36)       (48)           (67)          (48)
  Miscellaneous, net                                     10         66            183           166
  Gain on sale of securities                             56        ---             56           ---
                                                     -------     ------        -------       -------
                                                         30         18            172           118

Income (loss) before income taxes                       185       (917)          (695)       (1,998)

Provision for income taxes                             ----         47           ----          (236)
                                                     -------     ------        -------       -------

Net income (loss)                                    $  185      $(870)        $ (695)      $(2,234)

Other comprehensive income - holding gain
(loss) on securities                                    (10)       ---              8           (16)
                                                     -------     ------        -------       -------

Comprehensive gain (loss)                            $  175      $(870)        $ (687)      $(2,250)

Average common equivalent shares                     17,972     16,075         17,972        16,075

Net gain (loss) per common share                        .01       (.05)          (.04)         (.14)



 The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             APRIL 30, 2002 AND 2001
                    (In thousands, except per share amounts)


                                                                        Nine Months Ended April 30,
                                                                    -------------------------------------------
                                                                           2002                    2001
                                                                        (unaudited)             (unaudited)
                                                                    --------------------     -----------------

Cash flows from operating activities:
  Net loss                                                          $           (695)        $      (2,234)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain on sale of regional offices                                            (323)                 ----
    Loss on disposal of building                                                 190                  ----
    Stock based compensation                                                     114                  ----
    Realized gain on sale of marketable securities                               (56)                 ----
    Depreciation and amortization                                                602                   425
    Change in allowance for uncollectible receivables                           ----                   550
    Write off of obsolete software                                              ----                    74
Changes in operating assets and liabilities:
    Accounts receivable                                                           41                  (293)
    Income tax refund and related interest receivable                           ----                 1,809
    Notes receivable                                                            ----                  (300)
    Prepaids and other current assets                                            (92)                   (5)
    Decrease in incentive compensation                                          ----                  (339)
    Accounts payable, other current liabilities, and deferred revenue             29                  (395)
    Accounts payable to brokers                                                 (170)                  352
                                                                    --------------------     -----------------
         Net cash used in operating activities                                  (360)                 (356)
                                                                    --------------------     -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                             (28)                   (9)
  Net cash used in acquisition of business assets                               ----                  (325)
  Proceeds from sale of securities                                                56                  ----
                                                                    --------------------     -----------------

          Net cash provided by (used in) investing activities                     28                  (334)
                                                                    --------------------     -----------------

Cash flows from financing activities:
  Proceeds from notes payable                                                   ----                   495
  Repayments on third party indebtedness                                        (372)                 (425)
                                                                    --------------------     -----------------
          Net cash (used in) provided by financing activities                   (372)                   70
                                                                    --------------------     -----------------

Net decrease in cash and cash equivalents                                       (704)                 (620)
Cash and cash equivalents at beginning of period                               1,006                 1,516
                                                                    --------------------     -----------------
Cash and cash equivalents at end of period                          $            302         $         896
                                                                    ====================     =================

Supplemental cash flow information:
  Cash paid for interest                                            $             76         $         182
  Cash paid for income taxes                                                     ---                   ---

Summary of Non-Cash Investing and Financing Activities:
During the nine months ended April 30, 2001, the Company acquired a license agreement with a $50 note payable. During the nine months ended April 30, 2001, the Company acquired various assets of Ubarter.com in Canada for $325 in cash and a $500 note payable.
During 2002, the Company canceled a transaction for the original purchase of the corporate office building. The result was a decrease in debt/equity and fixed assets of $1,770 and $1,960, respectively. In addition, the Company sold four regional offices with a net book value of $112 in exchange for accounts receivable of $435. During 2002, the Company settled an $83 note payable for $70 cash. The difference of $13 reduced the member list associated with the original purchase.

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

2) Basis of Presentation

The accompanying unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2002 are not necessarily indicative of the results for the year ending July 31, 2002.

The accompanying financial statements and notes thereto should be read in conjunction with the audited financial statements as of July 31, 2001 contained in our current Annual Report on Form 10-KSB.

NOTE 3 - MANAGEMENT'S PLAN

Management believes the future success of the Company continues to rest upon five key components. First and foremost, we will continue a standard of fiscal accountability, with an emphasis on increasing efficiency and productivity. Operational costs will continue to be controlled by ensuring performance accountability throughout every department within the Company. Second, a consistent and expanded program of recruiting, training, and support has been developed and implemented to expand and empower our professional network of Independent Licensed Brokers. This will contribute to aggressive but controlled growth of the Retail Trade Exchange and the resulting increase of revenues. Third, the Company and our Independent Licensed Brokers are working to dramatically increase the total number and variety of high-quality members in the Retail Trade Exchange. Highly targeted marketing programs, member education initiatives, and consistent policies to improve customer satisfaction and member retention are supporting this objective. Fourth, the Company has designed and is implementing systems and programs to increase the number, velocity, and size of trade transactions amongst members of the Retail Trade Exchange. Lastly, the Company will continue to exercise the necessary discipline to make appropriate operational decisions based on ROI (Return on Investment) analysis within the constraints of both its short and long-range business strategies. Each of these five key components is now being supported by a strategy of controlled reinvestment in the Company's operational infrastructure. All investments in the operational infrastructure are being evaluated on a continual basis to ensure an appropriate ROI within the upcoming fiscal year and for performance in the execution of the Company's mid-range strategy. Operational infrastructure investments includes the placement of additional resources in the areas of recruitment of new members and independent licensed brokers, training and education of members, brokers, and employees, as well as strategic investment in industry leading software and technology. With the continued strengthening of these five key components, we expect to dramatically enhance the growth and performance of the Retail Trade Exchange and financial outlook of ITEX Corporation.

NOTE 4 - BUILDING AT 3400 COTTAGE WAY

In February 2000 the Company entered into an agreement to purchase an office building for its corporate office located in Sacramento, California. The Company paid $200 cash, 333 shares of common stock, plus 200 ITEX trade dollars. In addition, a promissory note for $300 was due August 29, 2001, along with an obligation against the property in excess of $1,500.

In January 2002, both parties agreed to cancel the transaction and all guarantees in exchange for 50 ITEX trade dollars. The original seller retains the cash, stock and trade dollars previously paid and issued. The Company has entered into a lease with the owner for 18-months with monthly payments of $13.

The transaction reduced assets on the Company's books by $1,960, including the building, leasehold improvements and related accumulated depreciation. Liabilities and equity were reduced by $1,770, including the note payable of $300 and common stock due totaling $1,500. Additionally, the 333 shares initially recorded as common stock subject to a put, were expensed. The Company incurred a net loss of $190 on disposal of the building, included in miscellaneous income (expense).

NOTE 5 - NOTE PAYABLE

In March 2001 the Company entered into an agreement to pay a total of $500 to Network Commerce related to the purchase of Ubarter.com. The outstanding balance on the note as of January 31, 2002 was $83. In February 2002 an agreement was reached between Network Commerce and the Company to pay off the note at a discounted amount. The payoff of $70 was made to Network Commerce on February 6, 2002 at which time the note was considered paid in full. Purchased member lists related to the purchase of Ubarter was decreased by $13.

NOTE 6 - SALES OF REGIONAL OFFICES

During the second and third quarters of fiscal 2002, the Company sold five of its regional offices, realizing a gain of $323 included in miscellaneous income (expense). The corresponding receivable is included in accounts receivable on the balance sheet.

NOTE 7 - SUBSEQUENT EVENT

In May 2002, the Company entered into an agreement with its primary lease vendor to settle all current and future payments at a greatly discounted rate. The net effect was a reduction of net fixed assets of $29, the reduction of capital lease liability of $112 and a net gain of $32.

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

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange and acts as third-party record keeper for transactions between members of the exchange. The Company charges association fees for each of 13 four-week accounting cycles each year, as well as commissions on transactions. ITEX also receives fees paid in ITEX trade dollars, which the Company uses to pay a portion of its own operation expenses and to purchase merchandise for sale for trade dollars to trade exchange members.

In recent years, the Company has engaged in the operation of several new businesses outside its core business of operating the trade exchange. These new businesses have not been profitable and commencing March 1999 the Company began the process of discontinuing these businesses and, where possible, liquidating them. It is the intent of the Company not to engage in business activities or ventures that are not related to the Company's core business of operating the ITEX Retail Trade Exchange.

The Company has incurred net income from operations from its trade exchange for the three months ended April 30, 2002 of $155 and a net loss for the quarter ended April 30, 2001 of $935 and net loss for the nine months ended April 30, 2002 and 2001 of $867 and $2,116, respectively.

Trade exchange revenue and costs

The Company earned trade exchange revenue for the three month periods ended April 30, 2002 and 2001 of $2,722 and $2,772, respectively and for the nine month periods ended April 30, 2002 and 2001 of $7,928 and $7,651, respectively. The Company incurred costs of trade exchange revenue for the three months ended April 30, 2002 and 2001 of $1,417 and $1,379, respectively and for the nine months ended April 30, 2002 and 2001 of $4,238 and $3,879, respectively. While trade exchange revenue has remained relatively constant during the three and nine-month periods ended April 30, 2002 compared to 2001, the cost of trade exchange revenue has increased as a result of the increased broker commissions related to the conversion of corporate offices to Independent Broker Offices during fiscal 2002.

Selling, general and administrative expenses

The Company incurred selling, general and administrative expenses for the three month periods ended April 30, 2002 and 2001 of $964 and $1,542, respectively and for the nine month periods ended April 30, 2002 and 2001 of $3,588 and $4,637, respectively. The significant decrease in SG&A expenses reflects the ongoing efforts consistent with the corporate restructuring plan as announced by the Company in November 2001.

Costs and expenses of regulatory and litigation matters

The Company incurred costs and expenses related to regulatory and litigation matters for the three month periods ended April 30, 2002 and 2001 of $20 and $71, respectively. The decrease is due to the Company's successful efforts to settle pending legal matters, requiring less ongoing legal expenses. In addition, the Company has begun to accrue for the expected costs of litigation and settlement when the amount is reasonably estimable.

Costs and expenses related to regulatory and litigation matters for the nine month periods ended April 30, 2002 and 2001 were $367 and $276, respectively. The increase is related to contingent liability reserves that management believes, based on the status of discovery, costs to date and/or historical experience, that the reserves, adequately cover potential matters of litigation which was partially offset by $115 due to the favorable settlement of a litigation matter.

Depreciation and amortization

The Company recognized depreciation and amortization expense for the three month periods ended April 30, 2002 and 2001 of $166 and $165, respectively and for the nine month periods ended April 30, 2002 and 2001 of $602 and $425, respectively. The increase in the nine-month period is due to increased amortization expense related to the purchase of member lists in the acquisitions of Ubarter Canada and Ubarter Seattle during the third and fourth quarters of fiscal 2001.

Liquidity and capital resources

The Company incurred net income for the three months ended April 30, 2002 of $185 and a net loss for April 30, 2001 of $870 and a net loss for the nine months ended April 30, 2002 and 2001 of $695 and $2,234, respectively.

At April 30, 2002, the Company's working capital ratio increased to .60 from .53 at July 31, 2001. The increase is due, in part, to the reduction in current liabilities of $300 related to the Company's decision to discontinue ownership of the building and replace it with an eighteen-month lease. See NOTE 4 to the financial statements. In addition, a note payable to Network Commerce note with a balance of $333 at July 31, 2001, was paid off in February 2002. See NOTE 5 to the financial statements.

During the nine months ending April 30, 2002 and 2001, the Company reported net cash used in operating activities of $360 and $356, respectively.

During the nine months ending April 30, 2002, the Company reported net cash used in financing activities of $372, compared to net cash provided by financing activities for the nine months ended April 30, 2001 of $70. During the first nine months of fiscal 2001, the Company had proceeds of $495 from notes payable, offset by payments of $425 on long-term debt. Net cash used in financing activities in fiscal 2002 consisted of payments made to Network Commerce, related to the purchase of Ubarter Canada in March 2001.

During the nine months ending April 30, 2002, the Company reported net cash provided by investing activities of $28, compared to net cash used in investing activities for the nine months ended April 30, 2001 of $334. During the first nine months of fiscal 2001, the Company paid $325 of cash for the purchase of Ubarter Canada. Net cash provided by investing activities in fiscal 2002 consisted of a gain of $56 on the sale of Wade Cook securities, offset by $28 for the purchase of fixed assets used in the business.

The Company has significantly decreased cash expenditures with the sale of five regional offices to Independent Licensed Brokers and eliminated 27 non-essential positions within the Company. The Company paid off the note to Network Commerce, resulting in a monthly cash savings of $42. Although no assurances can be given, management believes it will be able to generate sufficient revenues to meet its working capital requirements.

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

Corporate restructuring

During November, 2001, as a part of the Company's major restructuring of its corporate operations, the Company terminated Collins M. Christensen as President and Chief Executive Officer and appointed Lewis Humer, Jr., the Company's Chief Operating Officer, as President and Chief Executive Officer. Mr. Christensen remains a member of the Company's board of directors.

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

Desert Rose Foods Litigation

On April 28, 2000, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The complaint alleges Breach of Contract, Fraud, and violations of federal law. Plaintiff asks for $750,000 compensatory damages, punitive damages, other statutory damages, and interest and attorney's fees. Plaintiff entered into a contract with the Company for delivery of goods valued at approximately $120,000. The Company has retained local counsel in this case and is vigorously defending the matter. The Company believes Plaintiff's complaint is frivolous. The Company has successfully defended similar actions. The Company does not believe this action is significant to the Company's financial position. This case was dismissed on March 26, 2001 and therefore no provision has been made in the Company's consolidated financial statements. The plaintiff had the right to re-file within six months of the dismissal. The Company has been notified that the plaintiff has re-filed the claim, however, to date, the Company has not been served with a complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

For the quarter ended April 30, 2002, the Company granted an aggregate of 330,000 options to purchase shares of common stock of the Company to our employees, officers and directors in exchange for services. The exercise price for these shares ranged from $0.08 - $0.12 per share.

Additionally, the Company granted an aggregate of 410,000 shares of common stock of the Company to employees, officers and directors in exchange for services. The value of the shares on the grant dates ranged from $0.08 - $.18 per share.

The sales and issuances of the shares of common stock and options to purchase Common Stock in private placements listed above were made by the Company in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and limited offering exemptions under state securities laws. The offers and sales were made to less than 35 person or to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any persons acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

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


                                    ITEX CORPORATION

June 14, 2002                       /S/ Lewis Humer, Jr.
-----------------------             --------------------------------------------
                                    Lewis Humer, Jr.,  Chief  Executive  Officer
                                    and Director
                                    (Principal Executive Officer)


June 14, 2002                       /S/ Daniela C. Calvitti
-----------------------             --------------------------------------------
                                    Daniela C. Calvitti, Chief Financial Officer
                                    and Director
                                    (Principal Accounting & Financial Officer)