Form 10KSB
period 2002-07-31
ITEX CORPORATION
filed 2002-10-29
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                 (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                               93-0922994
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                            Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
               (Registrant's telephone number including area code)


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

            None                                         N/A
     -------------------                          -----------------


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

State the issuer's revenues for its most recent fiscal year:  $10,137,000

The aggregate market value of stock held by non-affiliates is $1,537,461 based upon 13,976,922 shares held by such persons and the closing price of $.11 on September 17, 2002.

The number of shares outstanding of the Registrant's common stock at September 17, 2002 was 17,727,565.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

               Part III, Items 9, 10, 11, 12 and 13 of this report

                                ITEX CORPORATION
                                   FORM 10-KSB
                     For The Fiscal Year Ended July 31, 2002


                                                                            Page
INDEX                                                                          I
            PART I
ITEM 1.     DESCRIPTION OF BUSINESS                                            1
ITEM 2.     DESCRIPTION OF PROPERTY                                           14
ITEM 3.     LEGAL PROCEEDINGS                                                 15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16
            PART II
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          16
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN of Operation         16
ITEM 7.     FINANCIAL STATEMENTS                                              23
ITEM 8.     CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS AND                44
            ACCOUNTING AND FINANCIAL DISCLOSURE
            PART III
ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; 44 COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT
ITEM 10.    EXECUTIVE COMPENSATION                                            44
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT     44
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    44
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                  45

PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference of ITEX Corporation (referred to as the "Company," "ITEX," "it," "we," "our," and "us") contains certain forward-looking statements and comments within the safe harbor provisions established under The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the operations of ITEX to be materially different from those expressed or implied in such statements. These factors include, but are not limited to the increase and retention of qualified Independent Licensed Brokers and Franchisees, implementing TEAM Software, increasing and expanding the membership base and number of trades, generating working capital to pay the substantial debt of the Company, and acquiring and integrating trade exchanges. These risk factors and others are discussed in the periodic reports and filings of ITEX Corporation with the Securities and Exchange Commission, including but not limited to its Form 10-KSBs and Form 10-QSBs. All statements other than statements of historical fact included in this filing, including without limitations, the Company's business strategy, plans and objectives, are forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading retail trade exchange in the United States and Canada. ITEX provides business-to-business barter services for retail, professional, media and other corporate members. The ITEX Retail Trade Exchange headquartered in Sacramento, California, has approximately 20,000 members who, collectively, make up the trade exchange. The Company administers the trade exchange ands acts as a third-party record-keeper for transactions entered into by the members. At July 31, 2002, services were offered through four corporate regional offices and more than one hundred Independent Licensed Brokers (ILBs) in the United States and Canada.

ITEX began its barter business in 1986. ITEX is a Nevada corporation with its principal executive offices located at 3400 Cottage Way, Sacramento, California 95825.

The Company manages the ITEX Retail Trade Exchange utilizing a private currency of trade credits called "ITEX Trade Dollars" to enable its members to sell their products or services to other ITEX members in exchange for Trade Dollars. ITEX Trade Dollars earned allows members to purchase products and services from other members using Trade Dollars instead of cash. A Trade Dollar is an accounting unit used by the ITEX Retail Trade Exchange to record the value of trades as determined by the parties in trade exchange transactions. ITEX Trade Dollars denote the right to receive goods or services available from other trade exchange members, or the obligation to provide goods or services to other Exchange members. ITEX Trade Dollars are based on U.S. dollars. Trade Dollars may only be used in the manner and for the purpose set forth in the rules of the trade exchange. Trade Dollars are not legal tender, securities or commodities.

The Company assists members in marketing their products and services through directories, newsletters, e-mail, faxes, trade directors, on its website at www.itex.com and through other promotional means. Sales are generally conducted by members directly, but can be facilitated by the Company's trade directors, independent licensed brokers and, beginning in early 2003, by ITEX Franchisees. Generally, sales are made at or near prevailing retail prices.

The use of the ITEX Retail Trade Exchange allows businesses to increase sales and market share, decrease cash expenditures, reduce surplus inventory, take advantage of underutilized capacity and increase cash flow. Barter is especially useful to businesses where the variable costs of products or services are low, such as hospitality and professional businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue, but still has nearly the same overhead associated with owning and maintaining its facility.

Occasionally, the Company engages in barter for its account and to pay for some of its operating costs. For example, the Company may acquire merchandise for its account and re-market and trade the merchandise to other members for ITEX Trade Dollars. Typically, this is done to establish or maintain member relationships, take advantage of favorable opportunities and to facilitate and enhance the barter business for its members. The Company also earns trade dollars from members of the trade exchange through collection of member association fees and credit line interest to credit-worthy members.

In order to facilitate trading, the Company occasionally grants lines of credit (Trade Dollar Credits) under guidelines that assess the financial stability of the member and the demand by others for the member's product or service. In general, members of the exchange can only use ITEX Trade Dollars to purchase the goods and services offered by members of the exchange. However, the Company has reciprocal relations with a limited number of other trade exchanges, which makes it possible for a member of the ITEX Retail Trade Exchange to purchase goods or services offered by members of those other trade exchanges, and allows members of other trade exchanges with reciprocal agreements to acquire goods and services from the ITEX Retail Trade Exchange.

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

ITEX Independent Licensed Brokers (ILBs) and any future Franchisees are independent contractors with respect to the Company and service members of the exchange. ITEX is continuously striving to upgrade and broaden services to ILBs and in the future, Franchisees, by providing training, assistance in facilitating transactions, marketing materials, computer software systems, and Internet-based resources including directories, listings of goods and services currently available from members and the opportunity to advertise to members locally, nationally and internationally.

Independent Licensed Brokers & Future ITEX Franchisees

Members of the exchange have a contractual relationship with the Company and are assigned to an (ILB) or, in early 2003, a Franchisee. Each ILB/future Franchisee is responsible for enrolling new ITEX members, training them in the use of the system, facilitating business among members, monitoring the delivery of goods and services between members and assuring payment of dues and fees to ITEX.

The ILBs/future Franchisees provide members with information about goods and services that are available locally, nationally and internationally. ILBs and future Franchisees do not have exclusive contractual rights to operate in a geographical area. The ITEX broker contract provides for a five-year term unless the contract is terminated for cause (as explained in the ITEX Independent Licensed Broker Agreement). The contract automatically renews for subsequent five-year terms as long as the ILB is not in breach and is in compliance with the contract and any policies and procedures then in place as adopted by the Company.

ILBs/future Franchisees are paid a percentage of revenue collected from ITEX members serviced by those ILBs/future Franchisees, which generally ranges from 40% to 75% depending on the volume of transactions and net increases in the number of members enrolled during each 28-day accounting cycle.

The Company views its commitment to its ILBs and to future Franchisees as vital to its long-term success. The Company depends on a high rate of repeat business and views the quality of its ILBs' and Franchisees' interactions with members as an important element of its strategy to continue to successfully develop the Company's business. The Company believes that it has a strong cooperative relationship with ILBs and seeks to continue that relationship by providing training, marketing materials and programs, Internet and computer related support. The Company has recently expanded its business model to offer the sale of ITEX Franchises to qualified individuals and entities. The ITEX Franchise System will incorporate many of the elements of the ITEX Independent Licensed Broker Agreement and will include various provisions to meet state franchise and business opportunity requirements. The Company believes the ITEX Franchise opportunity to be a significant enhancement to its business model and to the business relationship with current and future independent contractors. In addition, the Company believes the franchise component of the business model will generate significant revenues for expansion and development of the ITEX Retail Trade Exchange, its primary source of revenue.

Sources of Revenue

ITEX charges members of the trade exchange an association fee of $20 cash each four- week accounting cycle ($260 annually) and 10 ITEX Trade Dollars each cycle (130 Trade Dollars annually).

ITEX also receives cash transaction fees based on the dollar value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the dollar amount of that member's purchases and sales during the period. As of July 31, 2002, approximately 85% of payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

The Company plans to offer franchises for sale in early fiscal 2003 at a cost of $10,000 per franchise. The Company expects to reinvest a significant portion of the fees generated through the sale of franchises into various marketing and franchise training and support programs.

The Company prepares its financial statements on an accrual basis. See Notes to Consolidated Financial Statements for a description of accounting policies. The Company generally does not recognize the earning of Trade Dollars on its financial reports as discussed in the critical accounting policies. Trade Dollars are recognized as required by the Internal Revenue Service for income tax reporting purposes. The Company internally accounts for Trade Dollars in addition to cash in statements to members and ILBs/Franchisees and in other ways necessary for operation of the trade exchange and the business of the Company. The Company considers the Trade Dollars it receives from transactions to be valuable and uses them in the operation of its business, including the payment of obligations. Members and ILBs/Franchisees use Trade Dollars in exchange for goods and services and in the operation of their businesses.

Company Strategies

The Company's goal is to expand its position in the barter industry principally in North America by focusing on customer service, expanding the range and availability of products and services offered through ITEX, increasing the number of its members, expanding geographically and increasing the size and strength of its ILB network and Franchise Network. To achieve this, the Company is in the process of instituting the following business strategies.

Placement of a Significant number of ITEX Franchises throughout Major Metropolitan Markets within the United States
To increase revenues and to solidify the service to members of the ITEX Retail Trade Exchange, the Company plans to place qualified individuals and entities as ITEX Franchisees in the major metropolitan markets of the U.S. The Company plans to re-invest the majority of the resulting revenues from the sale of ITEX Franchises to expand its network of franchisees, brokers, and members and to enhance its service to the above. The Company has developed and is in the process of implementing a franchise development program that includes attendance and exhibition in the most prominent franchise and business opportunity programs in the U.S. In addition, the Company expects a portion of these resulting revenues to be utilized to increase the awareness and recognition of the ITEX Retail Trade Exchange opportunity and brand through the use of highly targeted marketing initiatives.

Increase the number of Independent Licensed Brokers (ILBs) and Franchisees in Canada
To grow the Company's member base and build brand recognition, the Company has initiated a plan to place a number of highly qualified ILBs/Franchisees with adequate professional and financial resources within the Canadian market. The Company is aiming to complete this plan before the end of fiscal 2003 and is currently evaluating the feasibility of franchising throughout all of the Canadian providences. The Company expects to expand the number of entities servicing the members of the ITEX Retail Trade Exchange within the Canadian market through a network of ILBs, Franchisees, or a combination thereof.

Support of the ITEX Independent Broker Network and ITEX Franchise Network

The Company believes it can enhance the productivity and increase the revenues generated within the ITEX Retail Trade Exchange by increasing the level of training and support for new and existing independent brokers and future franchisees. Such training and support initiatives include the recent improvements in the initial and ongoing sales and barter training programs conducted through the regional ITEX University events. In addition, the Company continues to refine its broker and franchisee operating manuals and related support materials.

Rollout  of the  ITEX  Corporation  Trade  Exchange  Account  Management  (TEAM)
Software
The Company believes it has developed the industry's most comprehensive customer relationship management and trade exchange management software. This software was implemented in September of 2002 and provides members, brokers and Company management significantly enhanced information systems and trading tools. In addition, the implementation of TEAM has allowed the Company to eliminate certain software and technology redundancies allowing the reallocation of resources to increase its level of member, broker, and future franchisee support.

Develop  technologically  advanced  multi-channel  barter  system
The Company is continually upgrading and enhancing computer hardware, software, and related support, including improved Internet access to ITEX members, ILBs, and franchisees. Recent advances in computer and communications technology offer the Company opportunities to provide members, ILBs, and future franchisees with additional tools and more effective computer applications. Such tools will enable them to more easily engage in "real-time" trade exchange transactions. Opportunities include improving the Company's existing on-line system known as "Trade Flash", which provides members with information about goods and services that are immediately available. In addition, the Company will be offering on-line transaction processing, dynamic supply and demand matching, and expanded trading platforms such as on-line auctions. The Company expects to expand its Point of Sale (POS) transactions through the placement of split dial-up merchant services card processing machines to facilitate trade transactions via merchant card terminals.

Marketing  for new brokers and members
The Company's marketing strategy is to promote its brand and attract buyers and sellers to the ITEX barter system while educating them as to how to effectively use barter to grow their business. Among other things, the Company issues press releases and uses an in-house marketing department to facilitate the Company's appearance in featured articles in national publications as well as with radio and other print advertising. The ITEX Marketing Department has begun an extensive program of Member, Broker and Franchisee support and education. New tools for Brokers to customize and use in their consultative sales efforts have been introduced including pre-designed advertisements, brochures and comprehensive sales presentations to give the Company a consistent look and message in all markets. Member education tools have been improved and now include a more comprehensive introduction booklet and a thirty-three minute video on how to properly and effectively use the ITEX system. To promote their services, the Company markets products and services of existing members through directories, newsletters, e-mail, faxes, trade directors and other means. In addition, the Company will pursue strategic affiliations with companies with access to large numbers of potential members.

Franchise  Development and Placement
The Company has moved forward aggressively in redeploying significant internal assets to develop and implement the franchising of new brokers. The Company has filed the required Uniform Franchise Offering Circular with the appropriate government bodies and anticipates approval to sell franchises in all 50 states in the near future. The Company will focus on certain target markets, including the top 50 metropolitan areas in the U.S. The Company has acquired banner ads on six top-rated Internet sites and has placed ads in various business publications, trade journals and franchise publications, including The Franchise Handbook and IFA Opportunities Guide. The Company has secured membership in the International Franchise Association and will attend the annual showcase event in Washington, D.C. in April 2003. The Company will also attend a significant number of Franchise Showcase events sponsored by MFV Expositions and various business opportunity expositions.

Member (Customer) Service and Retention Programs/Strategies
The Company believes member satisfaction and retention is a key to its current and future success. The Company expects to build upon various customer service initiatives such as the formation of the ITEX Quality Assurance Committee and the ITEX Dispute Resolution Committee whose purpose is to provide enhanced member support and trade exchange administration.

Acquire Local and Regional Trade Exchanges
The Company will continue to evaluate various retail trade exchanges for possible acquisition to support the growth of the ITEX Retail Trade Exchange. The Company believes there to be several local and regional independent trade exchanges suitable for acquisition and integration into the ITEX Retail Trade Exchange. The Company believes the resulting consolidation would be financially beneficial to both parties due to the centralization of various business functions including customer service, transaction processing, account billing, marketing, and business management. In addition, the Company believes the resulting consolidations would be beneficial to its current and future members by creating additional trade opportunities via an expanded member base.

Sale of Regional Corporate Offices

During fiscal 2002 the Company sold its regional offices in Portland, Costa Mesa, Lafayette, Orlando, Jensen Beach, Houston, and St. Louis to independent licensed brokers.


                                      Discounted    Balance
                                         Sale         at        Projected Payoff
Office Location      Date of Sale       Amount      7/31/02          Date
--------------------------------------------------------------------------------
Portland, OR         October, 2001       $ 92,000   $ 68,000     September, 2006
Lafayette, LA        October, 2001       $ 38,000   $ 29,000          July, 2005
Orlando, FL          September, 2001     $ 78,000   $ 60,000       January, 2006
Jensen Beach, FL     October, 2001       $ 75,000   $ 48,000          July, 2009
Houston, TX          November, 2001      $ 97,000   $ 88,000     September, 2014
St. Louis, MO        March, 2002         $ 35,000   $ 34,000      December, 2007
                                        --------------------
                                         $415,000   $327,000
                                        ====================

Members

ITEX has approximately 20,000 members in North America. These members are in businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining. Members may engage in barter activity for a number of reasons, including their desire to accomplish the following goals:

    o generate new sales, add new channels of distribution and increase market share
    o  decrease  cash  expenditures and thereby increase cash flow
    o  reduce slow moving inventory

    o exchange unproductive assets and excess capacity for useful products or services
    o  reduce the need for financing
    o  maximize efficiencies

Members earn ITEX Trade Dollars, which they have the opportunity to spend, in any denomination, on products or services offered by ITEX members. The following is a representative example of a barter transaction: A dentist needs to have her office remodeled. Through the ITEX Retail Trade Exchange, she hires a contractor who agrees to perform the remodeling work for 500 Trade Dollars. The dentist has Trade Dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant and a lawyer, all members of the ITEX Retail Trade Exchange, in exchange for Trade Dollars. The other members originally acquired Trade Dollars by providing services for other ITEX Retail Trade Exchange members.

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

Sales, Marketing and Trading

Sales
The primary function of new member enrollment is to grow and retain the ITEX Retail Trade Exchange member base and generate additional revenue. The Company provides standardized marketing and support materials, advertising, ongoing training, promotion and support to assist ILBs, future Franchisees and regional office sales representatives in expanding the member base. ILBs/Franchisees and sales representatives contact prospective members to market the benefits of barter and joining ITEX. In addition, ILBs/future Franchisees and sales representatives attend various meetings and networking events in their areas and generate a significant number of new members through the referrals of existing members of the ITEX Retail Trade Exchange.

Marketing
The Company's marketing strategy is to promote its brand and attract buyers and sellers to the ITEX Retail Trade Exchange while educating them as to how to effectively use barter to grow their business. Among other things, the Company issues press releases and uses an in-house marketing department to facilitate the Company's appearance in featured articles in national publications as well as with radio and other print advertising. The ITEX Marketing Department has begun an extensive program of Member, Broker and Franchisee support and education. New tools for Brokers to customize and use in their consultative sales efforts have been introduced from pre-designed advertisements to brochures and comprehensive sales presentations to give the Company a consistent look and message in all markets. Member education tools have been improved and now include a more comprehensive introduction booklet and a thirty-three minute video on how to properly and effectively use the ITEX system. To promote their services, the Company markets products and services of existing members through directories, newsletters, e-mail, faxes, trade directors and other means. In addition, the Company will pursue strategic affiliations with companies with access to large numbers of potential members.

Trading
The Company's trade directors, ILBs and future Franchisees are responsible for facilitating and maximizing barter transactions between members. The trade directors, ILBs and future Franchisees facilitate trading between members by searching to fill member needs and making members aware of products that have become available within the system. The trade directors and ILBs/Franchisees take a proactive approach to marketing products and services for their members. In addition, members have access to an online directory of products and services.

Systems and Technologies

The Company's Trade Exchange is handled by its propriety online system based on Microsoft technologies. The system is designed to facilitate the activities of all parties involved in the ITEX system, from employees to ITEX Retail Trade Exchange members. The system extends well beyond record-keeping and transaction processing. The major features of the system are as follows:

     o AIM Online - provides the Company's ILBs/future Franchisees and corporate employees with customer relation management features, including notes, calendaring, and scheduling capabilities as well as management functions and features.
     o Trade Flash - an online classified ad section where members can list items or services they are offering on trade, as well as to locate items or services they are seeking on trade.
     o Member Directory - a categorized listing of ITEX members that allows members to advertise their business.
     o Reporting - ILBs/future Franchisees and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of all aspects of the Trade Exchange.

ITEX is currently taking additional steps to ensure adequate security of its hardware and software systems. The ITEX technology department monitors any and all unwanted intrusions and other attacks. ITEX continues to improve the speed and reliability of technology service for all of its users.

Industry Overview and Competition

General
The modern commercial barter industry developed along with the development of an accepted index of valuation for establishing barter credits and debits. The accepted index of valuation in the industry is the "trade dollar." There are two basic types of commercial barter businesses: corporate trade companies and retail barter exchanges, such as ITEX. Corporate trade companies typically take ownership of products and services and redistribute to channels outside the selling vendor's normal distribution channel. Barter exchanges, on the other hand, act as third party record-keepers for the exchange of products and services among their members. For every barter transaction, debit and credit trade dollars are posted to the buyer's and seller's trade accounts. Members can transact business directly or may use the services of an ILB/future Franchisee who matches buyers and sellers.

Barter Statistics

The International Reciprocal Trade Association ("IRTA"), a trade association, calculates estimates of commercial bartering in the United States and Canada, estimates that $600 billion of products and services are bartered or traded annually worldwide, $200 billion of which occurs in North America. These figures include products and services that are traded directly between companies or countries as well as those traded through organized trade companies. In 1996, the last year for which IRTA provide statistical information, IRTA estimated that $9 billion of sales in North America were transacted through organized business-to-business trading companies, including corporate trade companies, which accounted for approximately $7.6 billion of sales, and retail trade exchanges such as ITEX, which accounted for approximately $1.4 billion.

IRTA estimates that trade volume conducted by corporate trade companies and barter exchanges in North America grew steadily between 1984 and 1995. According to the IRTA, the annual value of products and services bartered by corporate trade companies and barter exchanges between 1994 and 1996 was, on average, approximately $8.4 billion. Of this amount, barter exchanges accounted for barter sales of $1.4 billion in 1996, compared with $1.2 billion in 1995 and $1.1 billion in 1994.

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

Competition
The barter industry is fragmented with several hundred trade exchanges in North America. Competing barter companies in North America include Intagio Trading Network and its BXI affiliate, Continental Trade Exchange, and various other local and regional trade exchanges. The Company believes it remains the industry leader as the largest fully integrated retail trade exchange in North America based on number of locations, members, trade volume, transactions, and revenue generated through trade transactions of a single currency.

The Company competes primarily on the basis of service, including the number of available products and services and the liquidity of ITEX Trade Dollars. The Company expects to encounter competition in its efforts to expand the barter business and to acquire desirable independent trade exchanges. Competition is expected to increase in the future, as there are no substantial barriers to initial entry. ITEX believes, however, that the more market penetration it achieves, the higher the barrier to entry will become for anyone contemplating a similar system. Customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the emergence of the Internet as a medium for communication and business have resulted in a more competitive industry. The Company believes that in order to capture greater market share, barter companies will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

Acquisitions

Acquisition of Ubarter.com Canada in March 2001
The Company purchased the assets of Ubarter.com Canada from Network Commerce, Inc. effective March 1, 2001. Ubarter was the largest retail trade exchange in

Canada with over 3,500 members in Vancouver, BC, Windsor, Ontario and Toronto. The Company acquired Ubarter primarily for its member base and profitability. The acquisition allowed ITEX to expand its Canadian market. The total amount of consideration paid for Ubarter Canada was $750,000. The aggregate consideration paid included:

     o Cash payment of $250,000 at closing
     o Issuance of a promissory note in the principal amount of $500,000 payable, $42,000 per month for 12 months

During October 2001, the Company became delinquent in its payments to Network Commerce, creating a default status. In February 2002 Network Commerce accepted a discounted settlement of $70,000 on an outstanding balance of $83,000 as payment in full.

Acquisition of Ubarter.com USA in June 2001
The Company purchased the assets of Ubarter.com USA from Network Commerce, Inc. effective June 1, 2001. Ubarter was one of the largest on-line trade exchanges in the world and pioneered the on-line business model. ITEX acquired Ubarter primarily for its member base, technology assets and trademarks. The total amount of consideration paid for Ubarter USA was $300,000 in cash at closing.

Regulatory

The Company, its ILBs and in the future franchisees, are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees' social security accounts, and other such laws, regulations and administrative practices required of businesses in general. The Company is a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (TEFRA), and is required to account for and report to the IRS the total of trade sales transactions of each member of the exchange. Currently the Company believes it has complied with TEFRA.

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

Employees

As of July 31, 2002, the Company employed 31 full time and 21 part time employees compared to 87 full-time employees at the end of the last fiscal year. The decrease is due in part to the sale of several corporate offices to independent brokers during fiscal 2002. In addition, following the corporate restructuring plan implemented in November, 2001, the Company made a significant effort to eliminate all non-essential positions and where prudent and feasible, changed full time positions to part time.

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

Business Risks

Characteristics and dynamics of the Company's business and markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

Dependence upon Management
The loss of key officers, key management, and other personnel could impair the Company's ability to successfully execute its business strategy. Management places heavy reliance on its experience and management skills. The Company does not carry life insurance for any of its key personnel to insure the business in the event of their death. If the Company fails to attract or retain skilled personnel, its ability to provide management and technical support may be limited, and as a result, the Company may be unable to attract or retain members, ILBs, or franchisees. The Company believes it has the necessary management expertise to implement its business strategy and support personnel can be increased as needed.

Dependence upon Outside Advisors
To supplement the business experience of its officers and directors, the Company currently employs accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors is made by the Company's officers, subject to required Board of Director or Audit Committee approval. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Need For Additional Financing
The Company has limited funds, and such funds may not be adequate to take full advantage of all available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to fully exploit or maximize the opportunity. However, the Company has designed a scalable business strategy, which will allow its short-term business model to be executed with little or no outside financing and expects to fund its marketing and franchise initiatives through current projected revenues. However, there are no assurances that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital if needed or desired given the Company's operating loss history. (See risk factor regarding operating losses and negative cash flow of primary business.)

The Company current has a $300,000 short-term note payable, bearing interest of 16% with principal due on December 31, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO. The Company does not anticipate having sufficient funds to pay the principle when due. Although it expects to be able to refinance the note, there are no assurances that it will be able to do so.

No Assurance of Success or Profitability
There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

Leveraged Transactions
Due to the Company's limited cash resources the Company will finance any acquisition of a business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

No Foreseeable Dividends
The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Market Price of Common Stock
The market price of the Company's common stock has experienced extreme price and volume fluctuations. The market price of the common stock may continue to fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning the Company or its competitors, changes in accounting principles; sales of the Company's common stock by existing stockholders, the loss of any key personnel, and general economic conditions unrelated to the performance of the Company. The Company's common stock is thinly traded and may be difficult for stockholders to liquidate a significant amount of stock in a short period of time. In addition, any large sale of a significant amount of stock may have a potential depressive effect on the Company's stock prices.

Operating Losses and Negative Cash Flow of Primary Business
Operating losses and negative cash flow have been incurred in the last several fiscal years. Such losses and negative cash flow resulted in part from increased staffing, marketing, software development, investment of computer hardware and administrative expenses while revenues remained relatively flat and in part by the Company's entries into new business ventures that required substantial cash investments. The Company has achieved significant improvement in its operating profits and cash flow with the implementation of the corporate restructuring plan in November 2001 and expects to continue to see improvement over the next fiscal year, however, there can be no assurance that the Company will be able to achieve long-term profitability or positive cash flow.

Ability to Recruit Franchisees and to Develop Marketing Programs
The success of the Company depends on its ability to retain and enhance its network of ILBs and future Franchisees and selected corporate regional offices to improve the operating and marketing programs it furnishes to ILBs/future Franchisees. The Company also believes its future success can be enhanced by initial development and ongoing expansion of a network of ITEX Franchisees. Competition for qualified employees, ILBs and franchisees is intense, thus there is no assurance that the Company will be successful in achieving this plan. The Company has not sold any franchises at this time.

Ability to Recruit Members
The success of the Company depends on its ability to retain and expand the number of members in the Exchange. The Company depends on the ability of its ILB network, Franchisees and selected corporate regional offices to expand the number of members and the volume of transactions through the ITEX Retail Trade Exchange. There is no assurance that the Company, its ILBs, or future franchisees will be successful in enrolling new members to equalize the attrition of members leaving the Exchange.

Ability to Upgrade and Improve Computer Software and Internet-based Systems for Members and Independent Licensed Brokers
The Company's computer systems are vital to providing accounting services for members and ILBs/Franchisees and communicating the availability of goods and services offered for trade. To be successful in the future, the Company believes it is important that its computer and Internet systems reflect improvements in computer and communications technology. There is no assurance that the Company will be successful in upgrading its computer systems and Internet applications.

Dependence on the Value of Foreign Currency
The Company transacts business in Canadian dollars as well as US dollars. While foreign currency exchange fluctuations are not believed to materially affect the Company's operations, changes in the relation of the Canadian dollar to the US dollar could affect the Company's revenues, cost of sales, operating margins and result in exchange losses.

Inability to Protect Trade Secrets and Client Lists Could Adversely Impact the Company's Competitive Position
The Company uses various methods, including the use of confidentiality agreements with employees, ILBs/Franchisees and clients to protect its trade secrets, client lists and proprietary know-how for services. However, such methods may not provide complete protection and there can be no assurance that others will not obtain the Company's proprietary information, or independently develop the same or similar methods or contacts.

Inflation within the ITEX Retail Trade Exchange
The viability of the ITEX Retail Trade Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. Toward this end, the Company intends from time to time to take actions to decrease the number of ITEX Trade Dollars in the exchange by retiring some of its own holdings of Trade Dollars. As in any economy, the availability and velocity of currency is vital to maintain a healthy economic climate. An uncontrolled supply of ITEX Trade Dollars could result in inflation or a weakening of the ITEX Retail Trade Exchange economy due to decreased buying power or opportunities of the ITEX Retail Trade Exchange member.

If the Company Fails to Maintain its Listing of Common Stock on the NASDAQ Over the Counter Bulletin Board, the Liquidity of Investments in the Company's Common Stock may be Adversely Affected
The NASDAQ Over the Counter Bulletin Board on which the Company's common stock is traded has established certain listing requirements that must be satisfied in order for a company's shares to continue to be listed. The Company cannot assure that it will always be able to meet those listing requirements in the future. Failure to meet the listing requirements could result in the de-listing of the Company's common stock from the Over the Counter Bulletin Board, which may adversely affect the liquidity of its shares in trading.

ITEM 2.   DESCRIPTION OF PROPERTY

In February 2000, the Company entered into an agreement to purchase a building for its corporate office located in Sacramento, California. The Company paid $200,000 cash, 200,000 ITEX Trade Dollars and issued 333,333 shares of common stock. In addition, the Company signed a promissory note for $300,000 due August 29, 2001.

In January 2002, both parties agreed to cancel the transaction and all guarantees in exchange for 50,000 ITEX Trade Dollars. The original seller retained the cash, stock and Trade Dollars previously paid and issued. The Company entered into a lease with the owner for eighteen months with monthly payments of $12,510.

The Company leases space in various parts of the country for use by regional offices. As of July 31, 2002, the Company had leased facilities as follows:

                                                                       Rent due in fiscal 2003
          Location             Property        Lease       Square        Cash          Trade
                               Condition     Expiration     Feet          US $        Dollars
-------------------------------------------------------------------------------------------------
3400 Cottage Way                 Fair          6/30/03      9,624      $150,120         N/A
Sacramento, CA  95825
-------------------------------------------------------------------------------------------------
315 W. 36th St. #501             Good          9/30/04      1,800      $ 31,500         N/A
New York, NY  10018
-------------------------------------------------------------------------------------------------
5955 Airport Rd. Ste #224        Good          5/31/03      5,320      $ 45,000         N/A
Mississauga, ON  L4V 1R9
Canada
-------------------------------------------------------------------------------------------------
99 S. Jackson #300               Good           6/1/03      4,400           N/A       96,300
Seattle, WA  98104
-------------------------------------------------------------------------------------------------

The Company believes that suitable office space can be maintained at current locations or acquired in other facilities as necessary or appropriate.

ITEM 3.   LEGAL PROCEEDINGS

1401 El Camino Litigation

On March 1, 2001, El Camino Tower, LLC brought a complaint against the Company in the Superior Court of Sacramento County styled El Camino Tower, LLC v. Sacramento Trade Exchange, Inc., et al. for breach of contract of the lease of the former Sacramento regional office. The matter was settled in October 2001. The final payment was made April 2002.

Metro Sales

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon, in the matter of Metro Sales v. ITEX for breach of contract and violation of an Oregon Blue Sky statute and the Company brought a counterclaim. In May 2001, the parties to the lawsuit entered into a written settlement agreement and release. On May 6, 2002, Metro Sales commenced a second lawsuit styled Metro Sales v. ITEX in the Circuit Court of the State of Oregon for the County of Multnomah, for breach of the original settlement agreement. The matter was settled in October 2001 and the Company made the final payment in April 2002.

Skiers Edge Litigation

On June 19, 2000, Skiers Edge Condominium Association brought a suit against the Company in the District Court for Summit County, Colorado, in the matter of Skiers Edge Condominium Association v. George Owens for association fees relating to interval timeshares that the Company is alleged to own. On July 15, 2002, a judgment was entered against the Company for $19,000. Management is currently working with Skiers Edge to settle for a lesser amount.

Desert Rose Foods Litigation

On March 4, 2002, an action was brought in the Circuit Court of Fairfax County, Virginia styled Desert Rose Foods, Inc. v. ITEX Corporation et al. for breach of contract, fraud and violations of federal law. Plaintiff asks for $750 compensatory damages, punitive damages, other statutory damages, interest and attorney's fees. Plaintiff entered into a contract with the Company for delivery of goods valued in excess of $100. The Company has filed an answer, grounds defense and demurrer and has denied all of the Plaintiff's material allegations. The parties are currently conducting discovery. All references to the RICO count have been removed. Trial of the case is presently set for February 2003 before a jury. The Company believes the Plaintiff's complaint lacks merit and the Company intends to vigorously defend itself.

Wendy Moore Litigation

On October 12, 2001, an action was brought in the District Court, 32nd Judicial District of Nolan County, Texas styled Wendy Moore, et al. v. ITEX Corporation, et al. for fraudulent representations of an independent licensed broker in Abilene, Texas. The Company denies any liability for the acts of the broker and is in the process of retaining counsel for a vigorous defense of this action. The Company also is in the process of demanding both indemnity and defense from its independent licensed broker.

Robofil Corporation

On November 14, 2001, an action was brought in the Superior Court for Sacramento County in the matter of Robofil Corporation, et al. v. ITEX Corporation et al. for violation of fiduciary responsibility related to the purchase and sale of hardwood flooring by the Company to members and other third parties. The case was dismissed in October 2002.

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

The following are the Company's common stock high and low closing sales prices for fiscal years 2002 and 2001:

                                      High        Low
                                      -------------------

Fiscal 2002 Fiscal quarters ended:
July 31, 2002                         $ 0.25     $ 0.07
April 30, 2002                          0.27       0.05
January 31, 2002                        0.16       0.07
October 31, 2001                        0.34       0.11

Fiscal 2001 Fiscal quarters ended:
July 31, 2001                         $ 0.65     $ 0.18
April 30, 2001                          0.33       0.17
January 31, 2001                        0.35       0.15
October 31, 2000                        0.45       0.26


As of July 31, 2002 there were 887 holders of record of the Company's common stock.

The Company has not declared any dividends since its inception. Management anticipates that any future profits will be retained to finance corporate growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (in thousands, except per share amounts)

Overview

ITEX Corporation and subsidiaries ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange and acts as third-party record-keeper for transactions between members of the exchanges. The Company charges association fees for each of the 13 four-week accounting cycles per year, as well as commissions on transactions. ITEX also receives fees paid in ITEX Trade Dollars, which the Company uses to pay a portion of its own operation expenses and to provide merchandise for sale for Trade Dollars to trade exchange members.

In recent years, the Company had engaged in the operation of several new businesses outside its core business of operating trade exchanges. Those businesses were not profitable and it is the intent of the Company not to engage in business activities or ventures that are not supportive of the Company's core business of operating the ITEX Retail Trade Exchange.

In November 2001, the Company announced a major restructuring of its corporate operations, terminating Collins M. Christensen as President and Chief Executive Officer. As of the date of this filing, Mr. Christensen remains a member of the Company's board of directors. The Company appointed Lewis "Spike" Humer, the Company's Chief Operating Officer as President and Chief Executive Officer. In addition, the Company appointed Melvin Kerr as Chief Operating Officer. The operations during the last three quarters of fiscal 2002 reveal the commitment by the new management team to move the Company towards profitability and to provide value to its stockholders.

The Company has incurred losses from operations from its trade exchange operations for the fiscal years ended July 31, 2002 and 2001 of $770 and $3,056, respectively. Revenue remained relatively constant in 2001 and 2002. The improvement in operating loss is due to management's efforts to dramatically decrease selling, general and administrative expenses.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

ITEX recognizes revenue from various cash fees charged in managing the trade exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the monthly service has been provided, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

The Company charges members of the trade exchange an association fee of $20 cash each four-week accounting cycle ($260 annually) and 10 ITEX Trade Dollars each cycle (130 Trade Dollars annually) in accordance with its trade exchange member agreements. Association fees can be paid using the Company's Member Autopay system.

ITEX also receives cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a members pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the dollar amount of that member's purchases and sales during the period. Currently, approximately 85% of payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

As described below under accounting for trade dollar activity, the Company historically has not recorded revenues for trade dollars received in exchanges with its trade exchange numbers.

Accounting for Trade Dollar Activities

The Company receives trade dollars for monthly services provided to its trade exchange members, and as transaction fees for exchanges made by its members. The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company has spent virtually all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimatable or determinable value for these goods and services, they are not reflected in the accompanying financial statements. The Company also has the ability to spend or create trade dollars with no obligations to the exchange. The Company has historically "spent" more trade dollars that it has earned.

Transactions that originate from the creation of trade dollars expended for goods or services do not qualify as exchanges under APB 29 and, accordingly are not reflected in the accompanying financial statements. The Company currently owns real estate building lots in Canada that were purchased with ITEX Trade Dollars. The Company intends to market these lots for cash but there is no assurance that the Company will be successful.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, the Company generally records exchanges at the carrying value of goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

Valuation of Customer Lists

We assess the possible impairment of our customer lists whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business
     o Significant negative industry or economic trends; significant decline in our stock price for a sustained period
     o Our market capitalization relative to net book value

The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2002, the Company determined no impairment was appropriate.

Results of Operations (in 000's)

The following table sets forth, for the periods indicated, selected consolidated financial information of the Company, with amounts also expressed as a percentage of total revenues:

                                                              Fiscal Years Ended July 31,
                                                              ---------------------------
                                                        2002                              2001
                                               Amount            Pct*            Amount            Pct*
                                               ------            ----            ------            ----
Revenue:
Trade exchange                                $ 10,137           100%            10,067            100%

Costs and expenses:
Trade exchange                                   5,383            53%             5,078             50%
Selling, general and administrative              4,354            43%             7,051             70%
Regulatory and litigation                          458             5%               410              4%
Depreciation and amortization                      712             7%               584              6%

                                              ---------          -----           -------           -----
                                                10,907           108%            13,123            130%

Loss from operations                              (770)           (8)%           (3,056)           (30)%
Other income                                       177             2%               166              2%
                                              ---------          -----           -------           -----

Loss before taxes                                 (593)           (6)%           (2,890)           (29)%

Tax (provision) credit                             ---             0%              (241)             2%

Cumulative effect of change in                     ---             0%               (20)             0%
accounting principle

Net loss                                      $   (593)           (6)%           (3,151)           (31)%


* Percent of Total Revenue

Trade Exchange Revenue and Costs

Total trade exchange revenue remained relatively constant with a slight increase of 1% from $10,067 in 2001 to $10,137 in 2002.

Following are the components of association fees and transaction fees applicable to the ITEX trade exchange, which are included in the consolidated totals:

                                    2002                    2001
                              -----------------       -----------------
Association fees                 $     3,018             $     3,020
Transaction fees                       7,042                   7,047
Other fees                                77                    ---
                              -----------------       -----------------
Total                            $    10,137             $    10,067

The average number of members of the ITEX trade exchange during fiscal 2002 and 2001 and the average trade exchange revenue per member were as follows:

                                               2002            2001
                                            ----------     ------------
Average number of members                     22,018           17,370
Average annual revenue per member             $  460           $  580

Total costs of trade exchange revenue as a percentage of total trade exchange revenue were 53% and 50% in fiscal 2002 and 2001, respectively. The increase is a result of increased broker commissions related to the conversion of corporate offices to Independent Licensed Brokers during fiscal 2002.

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

Management had invested significant management salaries and Trade Dollar resources in the exploration of corporate and industrial trading opportunities in fiscal year 2001. However, the departmental operations allocated to the exploitation of corporate and industrial trading opportunities have been discontinued as of November 5, 2001. Management believes large volume trading opportunities, such as those previously sought through a corporate trade department, reside within the retail trade exchange and should be realized through the creative management of the core business model.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,697, or 38%, from $7,051 in 2001 to $4,354 in 2002. The reduction in expenses was primarily due to the reduction in salaries of $1,200, the closure of unprofitable offices of $300, the favorable settlement of a lawsuit of $160 and the elimination of an additional $300 on unnecessary expenses in 2002. In 2001, expenses were higher due to several non-recurring items totaling $700.

Following the first quarter of fiscal 2002, the Company went through a comprehensive corporate restructuring. The Company reduced the number of management and support staff in both the corporate and regional offices. Included in this reduction was the consolidation of the Company's Corporate Trade Department with its Retail Exchange located in Sacramento, as the Company refocuses on its core operations and expertise. International licensing has been suspended with the exception of Canadian operations, which remains a core market of the ITEX Retail Trade Exchange. The Company also sold several regional offices to ITEX Independent Licensed Brokers in order to shift certain operational expenses and oversight. The sales of the regional offices allowed the Company to reduce the significant expenses related to the regional operations while maintaining a substantial interest in the revenue stream generated from those offices through trade transactions and association fees.

Depreciation and Amortization

Depreciation and amortization increased $128 or 22% from $584 in 2001 to $712 in 2002.

The increase is primarily a result of the increased amortization related to the membership lists purchased through the acquisitions of Ubarter-Canada and Ubarter-USA during the latter part of fiscal 2001. This increase is offset by the slight decrease in amortization related to member lists taken off the books in connection with the sale of the Houston and Jensen Beach regional offices during fiscal 2002.

Other Income and Expense

The Company recognized net miscellaneous income of $195 in 2002 and $223 in 2001. During 2001 and the first few months of 2002, the Company earned rental income from sub-letting leased building space in Portland and in its corporate building. The lease arrangements ended during the second quarter of fiscal 2002 in conjunction with the Company's lease ending in Portland and the ownership of the corporate building reverting to its previous owner. During 2002, the Company recognized $303 from the sale of several regional offices offset by the loss of $190 on the sale of the headquarter building.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations. As of July 31, 2002, the Company has an accumulated deficit of $29,353. The Company reported net cash used in operations of $615 in 2002 and net cash provided by operations of $176 in 2001. In 2001 operations were funded primarily by an income tax refund from the prior year.

The Company reported net cash provided by investing activities of $123 in 2002 and net cash used in investing activities of $712 in 2001. The significant change is was due to the purchase of Ubarter Canada and Ubarter USA during 2001. In addition, during 2002, the Company received net proceeds of $88 from payments on regional offices sales during the year and $64 from the sale of Wade Cook stock.

The Company reported net cash used in financing activities of $424 in 2002 and net cash provided by financing activities of $26 in 2001. During 2002, the Company paid off the note to Network Commerce for the purchase of Ubarter Canada.

The Company has significantly decreased cash expenditures with the sale of several regional offices to Independent Licensed Brokers and the elimination of all non-essential positions within the Company.

The Company  currently has a $300 short-term note payable,  bearing  interest of

16% with principal due on December 31, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO. The Company does not anticipate having sufficient funds to pay the principle when due. Although it expects to be able to refinance the note, there are no assurances that it will be able to do so.

Although no assurances can be given, management believes it has adequate funds or will generate sufficient capital to fulfill its short-to-mid term business strategy.

Management believes the success of the Company rests upon the following components. Firstly, operational costs must continue to be controlled within every department of the Company through the use of proper business planning tools, effective performance management techniques, and adequate internal financial reporting measures. Secondly, the Company must continue to engage in a strategy of controlled growth and planned reinvestment into the infrastructure to ensure effective performance of its employees, brokers, future franchisees, and members while generating adequate return-on-investment performance and a foundation for future growth. The Company has budgeted $300 for Franchse Development in Fiscal 2003. Thirdly, the Company must continue to improve its member retention and customer service performance through the development and implementation of policies, procedures, and practices that ensure the value of membership continues to meet or exceed the expectations of the members of the ITEX Retail Trade Exchange. Fourth, enhancements in software and hardware technology must continue to be developed and implemented to improve the flow of information, enhance the communication, and expand the trading activity and trade mediums of members of the ITEX Retail Trade Exchange. Lastly, the Company must explore opportunities, affiliations, and alliances to increase its range of services to its members, the number of members participating within the trade exchange, and velocity of commissionable transactions between its total customer base.

Trade Dollars Earned and Expended

The Company earns ITEX Trade Dollars as compensation for management of the trade exchange and as a result of transactions entered into by the Company as a member of the exchange.

In fiscal 2002, the Company earned 5,915 trade dollars and expended 6,910 trade dollars.

In fiscal 2001, the Company earned 4,014 trade dollars and expended 10,936 trade dollars.

During the fiscal year ended July 31, 2002, the Company received goods and services using trade dollars to pay for such items. As described in the Critical Accounting Policies above, exchanges involving Trade Dollars have generally not been reflected at any value in the Company's financial statements. Management believes these goods and services are a necessary part of conducting business. If, in the future, the Company is unable to pay for such goods and services using Trade Dollars, the Company's cash expenses could increase and potentially reduce operating profits. Based on Trade Dollars utilized, the following is a partial list of items that could negatively affect ITEX Corporation's financial results if Trade Dollars could not be used:

                                   ITEX Trade
                                     Dollars

Legal fees                            46
Various travel expenses               80
Annual convention                     93
Office rent                           96

Trade dollars are not legal tender and do not reflect the fair value of the goods and services received. The fair value would be significantly less than the amounts presented. The Company expends trade dollars for many items. The Company would not necessarily expend these amounts if it had to spend cash. The Company has the ability to create or spend trade dollars with no obligation due to the exchange. The Company abides to the policies established by the Board of Directors to control the amount of spending of trade dollars. The ability to receive value is based on the strength of its exchange.

Since inflation of the US dollar has been moderate in recent years, inflation has not had a significant impact on the Company. Inflation affecting the US dollar is not expected to have a material future effect. The Company does not guarantee the utilization of, or market for ITEX Trade Dollars. In addition, the Company can expend ITEX Trade Dollars in excess of those credited to the Company's account.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Report:

Financial statements

Report of Ehrhardt Keefe Steiner & Hottman PC, Independent Public Accountants

Consolidated balance sheet at July 31, 2002

Consolidated statements of operations and comprehensive (loss) income for the fiscal years ended July 31, 2002 and 2001

Consolidated statements of stockholders' equity for the fiscal years ended July 31, 2002 and 2001

Consolidated statements of cash flows for the fiscal years ended July 31, 2002 and 2001

Notes to consolidated financial statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ITEX Corporation
Sacramento, California


We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 2002, and the results of their operations and their cash flows for the years ended July 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/S/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

September 24, 2002
Denver, Colorado

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                          July 31, 2002       July 31, 2001
                                                                                          -------------       -------------
                                      Assets
Current assets:
     Cash and cash equivalents                                                                 $     90       $         282
     Restricted cash                                                                               ----                 724
     Accounts receivable, net of allowance for doubtful accounts of $50                             896               1,081
     Receivable - regional office sales                                                              74                ----
     Prepaid and other current assets                                                               130                 122
                                                                                          -------------       -------------
  Total current assets                                                                            1,190               2,209

Property and equipment, net of accumulated depreciation of  $561                                    241               2,459

Purchased member lists, net                                                                         941               1,520

Receivable - regional office sales, less current portion                                            253                ----

Available for sale securities                                                                      ----                  35

Other assets                                                                                         82                  82
                                                                                          -------------       -------------
               Total assets                                                               $       2,707       $       6,305
                                                                                          =============       =============

                       Liabilities and stockholders' EQUITY
Current liabilities:
     Long-term debt, current portion                                                      $         300       $         996
     Accounts payable                                                                               435                 315
     Accounts payable to independent licensed brokers                                               680               1,280
     Accrued payroll and taxes                                                                      242                 313
     Deferred revenue, current portion                                                               64                  43
     Accrued audit and legal fees                                                                   350                  48
     Accrued legal settlements                                                                       82                 701
     Other current liabilities                                                                      365                 478
                                                                                          -------------       -------------
  Total current liabilities                                                                       2,518               4,174

Deferred revenue                                                                                    149                 130

Long-term debt and capital lease obligations                                                       ----                 101

Common stock subject to a put (0 and 333 shares in 2002 and 2001, respectively                     ----               1,500
outstanding)

Commitments and contingencies (NOTE 8)

Stockholders' equity:


       Common stock, $.01 par value; 50,000 shares authorized;
         17,727 shares issued and outstanding                                                       177                 159
 Additional paid-in capital                                                                      29,226              28,977
Unrealized gain on marketable securities                                                           ----                  34
 Treasury stock, at cost (2 shares)                                                                 (10)                (10)
 Accumulated deficit                                                                            (29,353)            (28,760)
                                                                                          -------------       -------------
  Total stockholders' equity                                                                         40                 400

                Total liabilities and stockholders' equity                                $       2,707       $       2,867
                                                                                          =============       =============

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                      For the fiscal years ended July 31,
                                                               ----------------------------------------------
                                                                         2002                      2001
                                                               --------------------       -------------------
Revenue:
 Trade exchange revenue                                           $         10,137          $         10,067

                                                                    ---------------           ---------------
                                                                            10,137                    10,067
                                                                    ---------------           ---------------
Costs and expenses:
 Costs of trade exchange revenue                                             5,383                     5,078
 Selling, general and administrative                                         4,354                     7,051
 Costs and expenses of regulatory and litigation matters                       458                       410
 Depreciation and amortization                                                 712                       584
                                                                    ---------------           ---------------
                                                                            10,907                    13,123
                                                                    ---------------           ---------------

Loss from operations                                                          (770)                   (3,056)
                                                                    ---------------           ---------------

Other income (expense):
  Other interest income (expense), net                                         (81)                      (57)
  Gain on sale of securities                                                    63                       ---
  Miscellaneous, net                                                           195                       223
                                                                    ---------------           ---------------
                                                                               177                       166

Loss before income taxes                                                      (593)                   (2,890)

Income taxes (expense) benefit                                                 ---                      (241)
                                                                    ---------------           ---------------

                                                                              (593)                   (3,131)

Cumulative effect of change in accounting principle,  net                      ---                       (20)
                                                                    ---------------           ---------------
Net loss                                                       $              (593)          $        (3,151)
                                                                    ---------------           ---------------

Other comprehensive (loss) income - unrealized gain on                         ---                       (79)
securities
                                                                    ---------------           ---------------
Comprehensive loss                                             $              (593)          $        (3,230)
                                                                    ===============           ===============
Average common and equivalent shares:
    Basic                                                                   17,050                    15,849
                                                                    ---------------           ---------------
    Diluted                                                                 17,050                    15,849
                                                                    ---------------           ---------------
Net loss per common share:
    Basic                                                      $              (.03)          $          (.20)
    Diluted                                                                   (.03)                     (.20)

                  The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the fiscal years ended July 31, 2002 and 2001
                                 (in thousands)


                                                             Unrealized
                            Common Stock       Additional      gain on
                         --------------------    paid in     marketable      Accumulated     Treasury
                          Shares     Amount      capital     securities        deficit        stock       Total
                         ---------  ---------  ------------ -------------- ---------------- ----------- -----------

Balance, July 31, 2000      15,838  $    159    $  28,977     $     113      $  (25,609)     $   (10)     $   3,630

Stock issued to board
members                         11

Decrease in
unrealized gain                                                     (79)                                       (79)

Net loss                                                                         (3,151)                    (3,151)
                         ---------  ---------  ------------ -------------- ---------------- ----------- -----------
Balance, July 31, 2001      15,849  $    159    $  28,977     $      34      $  (28,760)     $   (10)     $    400

Stock issued  to
employees and board
members                      1,155        12           91                                                      103

Stock issued to
outside consultant             250         2           27                                                       29

Stock issued to
previous board                 140         1          104                                                      105

Disposal of building
at 3400 Cottage Way            333         3           27                                                       30

Release of unrealized
gain                                                                (34)                                       (34)

Net loss
                                                                                   (593)                      (593)
                         ---------  ---------  ------------ -------------- ---------------- ----------- -----------
Balance, July 31, 2002      17,727   $    177   $    29,226   $       0      $  (29,353)      $    (10)   $     40
                         =========  =========  ============ ============== ================ =========== ===========




The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Year ended July 31,
                                                                   -----------------------------------------
                                                                          2002                   2001
                                                                   -------------------     -----------------
Cash flows from operating activities
  Net (loss) income                                                 $           (593)       $        (3,151)

  Items to reconcile to net cash (used in) operations:
   Gain on sale of regional offices                                             (303)                   ---
   Loss on disposal of building                                                  190                    ---
   Gain on lease settlement                                                     ( 31)                   ---
   Stock based compensation                                                      132                    ---
   Gain on sale of securities                                                   ( 63)                   ---
   Depreciation and amortization                                                 712                    548
   Write-offs and write downs                                                    ---                    414
   Change in allowance for uncollectible receivables                             ---                    550
   Payment of incentive compensation                                             ---                   (339)
 Changes in operating assets and liabilities:
 Accounts receivable                                                             185                   (872)
     Income tax refund receivable                                                ---                  2,194
 Prepaids and other assets                                                        (8)                    17
 Accounts payable, other current liabilities and deferred revenue              ( 236)                   218
     Other long term liabilities                                                 ---                    130
 Accounts payable to independent licensed brokers                               (600)                   467
                                                                   -------------------     -----------------
   Net cash (used in) provided by operating activities                          (615)                   176
                                                                   -------------------     -----------------
Cash flows from investing activities:
    Proceeds from sales of regional offices                                       88                    ---
    Proceeds from sales of securities                                             64                    ---
    Net cash used in acquisition of business assets                              ---                   (704)
    Purchase of property and equipment                                           (29)                    (8)
                                                                   -------------------     -----------------
  Net cash provided by (used in) investing activities                            123                   (712)
                                                                   -------------------     -----------------
Cash flows from financing activities:
  Borrowings (repayments) of third party indebtedness                           (424)                    26
                                                                   -------------------     -----------------
 Net cash (used in) provided by financing activities                            (424)                    26
                                                                   -------------------     -----------------
Net decrease in cash and equivalents                                            (916)                  (510)
Cash and equivalents at beginning of period                                    1,006                  1,516
                                                                   -------------------     -----------------
Cash and cash equivalents at end of period                                        90                  1,006
                                                                   ===================     =================
Supplemental cash flow information
   Cash paid for interest                                           $             92                     83
   Cash paid for income taxes                                                      7                     17


Supplemental non-cash investing and financing activities:
---------------------------------------------------------
During the year ended July 31, 2001, the Company acquired a license agreement with a $50 note payable, the Company acquired various assets of Ubarter.com in Canada for $325 in cash and $500 note payable.
During 2002, the Company canceled a transaction for the original purchase of the corporate office building. The result was a decrease in fixed assets of $1,960, a decrease in debt of $1,800 consisting of $300 reduction of current debt and $1,500 reduction of common stock subject to a put, the re-issuance of stock valued at $30 and recorded a net loss of $190.
The Company sold several regional offices with a net book value of $112 (consisting of $8 in fixed assets and $104 in member lists) in exchange for receivables of $415 and recorded a net gain of $303.
The Company settled an $83 note payable for $70 cash. The difference of $13 reduced the member list associated with the original purchase.
The Company entered into an agreement with its primary lease vendor to settle all current and future payments at a greatly discounted rate. The net effect was a reduction of net fixed assets of $29 and a reduction of current and long-term capital lease liability of $161. The Company agreed to pay $101 to settle the debt and recorded a net gain of $31.

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third-party record-keeper and in many cases, an independent broker for transactions between members of the exchange. The Company collects monthly association fees and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recognition

ITEX recognizes revenue from various cash fees charged in managing the trade exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the monthly service has been provided, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

The Company charges members of the trade exchange an association fee of $20 cash each four-week accounting cycle ($260 annually) and 10 ITEX Trade Dollars each cycle (130 Trade Dollars annually) in accordance with its trade exchange member agreements. Association fees can be paid using the Company's Member Autopay system.

ITEX also receives cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the dollar amount of that member's purchases and sales during the period. Currently, approximately 85% of payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

As described below under accounting for transactions in trade dollars, the Company historically has not recorded revenues for trade dollars received in exchanges with its trade exchange members.

Ongoing Independent Licensed Brokers and Future Franchise Related Revenue

Future Franchisees and existing Independent Licensed Brokers (ILB) are paid a percentage of revenues collected by the Company, which ranges from 40% to 75% depending on the volume of transactions and net increases in the number of members enrolled during each 28-day accounting cycle. Receipts are recorded as revenue and payments to future franchisees and existing licensees are included in costs of sales.

Accounting for Trade Dollar Activities

The Company receives trade dollars for monthly services provided to its trade exchange members, and as transaction fees for exchanges made by its members. The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company has spent virtually all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimatable or determinable value for these goods and services, they are not reflected in the accompanying financial statements. The Company also has the ability to spend or create trade dollars with no obligations to the exchange. The Company has historically "spent" more trade dollars that it has earned.

Transactions that originate from the creation of trade dollars expended for goods or services do not qualify as exchanges under APB 29 and, accordingly are not reflected in the accompanying financial statements.

The Company currently owns real estate building lots in Canada that were purchased with ITEX Trade Dollars. The Company intends to market these lots for cash but there is no assurance that the Company will be successful.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, the Company generally records exchanges at the carrying value of goods or services exchanged which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

IRS Requirements

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends ITEX trade dollars using the ratio of one U.S. dollar per ITEX Trade Dollar. The Company accounts for ITEX Trade Dollars internally, in addition to cash, in statements to members and independent licensed brokers and in other ways necessary for the operation of the trade exchange and the business of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Net Revenue and Deferred Revenue

The Company charges cash association fees to each member and individual cash transaction fees from the buyer and seller. Revenues related to the monthly association fees and transaction fees are recognized immediately. Revenues related to new membership fees and related commissions are deferred and amortized over the average life of a membership, approximately four (4) years.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk

At July 31, 2002, the Company maintained its major cash balances at one financial institution located in Portland, Oregon and two financial institutions in Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $100 and by the Canadian Deposit Insurance Corporation up to $39. At July 31, 2002, the Company's uninsured cash balances totaled $154.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2002, the Company determined no impairment was appropriate.

Other Assets

The Company accounts for holdings of equity securities of other companies pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale. As of July 31, 2002 the Company was not holding any such securities.

Capitalized Software Development Costs

Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. The Company has no capitalized costs included in its financial statements.

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

Fair Value of Financial Instruments

All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 2002.

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

Reclassifications

Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

Cumulative Effect of Change in Accounting Principle

The Company  implemented SEC Staff Accounting  Bulletin (SAB) No. 101,  "Revenue
Recognition in Financial Statements," during the fourth quarter of 2001, effective as of the beginning of the year. This SAB requires initial membership fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs, such as commissions to salespeople, may also be deferred, but only to the extent of revenues subject to referral. The Company recorded a charge of $20 for the cumulative effect of change in accounting principle in 2001. The effect of the change on the year ended July 31, 2001 was to decrease revenues by $132 and expenses by $65.

NOTE 2 - REGIONAL OFFICE RECEIVABLES

During fiscal 2002 the Company sold its regional offices in Portland, Costa Mesa, Lafayette, Orlando, Jensen Beach, Houston, and St. Louis to independent licensed brokers.


                                                    Balance
                                                      at                  Long
                                           Sale     July 31,   Current    Term     Projected Payoff
Office Location       Date of Sale        Amount     2002      Portion   Portion         Date
-----------------    ----------------    --------   --------   -------   -------   ----------------
Portland, OR         October, 2001          $ 92       $ 68      $ 19      $ 49    September, 2006
Lafayette, LA        October, 2001          $ 38       $ 29      $ 12      $ 17    July, 2005
Orlando, FL          September, 2001        $ 78       $ 60      $ 19      $ 41    January, 2006
Jensen Beach, FL     October, 2001          $ 75       $ 48      $  8      $ 40    July, 2009
Houston, TX          November, 2001         $ 97       $ 88      $  9      $ 79    September, 2014
St. Louis, MO        March, 2002            $ 35       $ 34      $  7      $ 27    December, 2007
                                         --------   --------   -------   -------
                                            $415       $327      $ 74      $253
                                         ========   ========   =======   =======

The regional offices sold carried a net book value of $112 (consisting of $8 in fixed assets and $104 in member lists) in exchange for receivables of $415. The Company recognized a gain of $303, included in miscellaneous income (expense).

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During the fiscal year ended July 31, 2002 the Company sold the remainder of its available for sale securities for $64, realizing a gain of $63. The Wade Cook stock sold had no carrying value in the financial statements; therefore the net proceeds from the sale of securities was recognized as a gain. As of July 31, 2001 the Company showed an asset of $35 for available for sale securities and an unrealized gain of $34 as an equity component.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                Accumulated
                    Estimated       Balance     Depreciation
Fixed Asset Type   Useful Life   July 31, 2002  July 31, 2002   Net Book Value
----------------   -----------   -------------  -------------   --------------
Computers          3 years           $253            $220            $ 33
Software           3 years           $ 11            $  1            $ 10
Equipment          5 years           $401            $239            $162
Furniture          5 years           $137            $101            $ 36
                                 ------------   -------------   --------------
                                     $802            $561            $241
                                 ============   =============   ==============

Property and equipment is depreciated using the straight line method over the asset's estimated useful life. Depreciation expense for property and equipment was $256 and $278 for the fiscal years ending July 31, 2002 and 2001, respectively.

In February 2000 the Company entered into an agreement to purchase an office building for its corporate offices located in Sacramento, California. The Company paid $200 cash, 333, shares of common stock, plus 200 ITEX trade dollars. In addition, the Company recorded a note payable for $300 along with an obligation against the property of $1,500. In January 2002, both parties agreed to cancel the transaction and all guarantees in exchange for 50 ITEX trade dollars. The original seller retained the cash, stock and trade dollars previously paid and issued. The Company has entered into a lease with the owner for 18-months with monthly payments of $13.

The transaction  reduced assets on the Company's books by $1,960,  including the
building,   leasehold   improvements  and  related   accumulated   depreciation.

Liabilities were reduced by $1,800, including the note payable of $300 and common stock subject to a put totaling $1,500. Equity was increased by $30, including $3 of common stock and $27 of additional paid in capital. The Company recorded a net loss of $190 on disposal of the building, included in miscellaneous income (expense).

NOTE 5 - PURCHASED MEMBER LISTS

At July 31, 2001, the cost of acquired member lists was $2,027, less accumulated amortization of $1,086, for a net carrying value of $941. These amounts include the new member lists acquired in the purchases of the Canada, Seattle and Sacramento brokerages.

The weighted average amortization period for the purchased member lists is approximately 2.15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

                     Fiscal year:

                     2003                 $  438
                     2004                 $  438
                     2005                 $   65

Changes in the carrying amount of member lists for the year ended July 31, 2002 are summarized as follows:

           Balance as of July 31, 2001    $1,480
           Amortization                     (456)
           Member list dispositions         ( 83)
                                          -------
           Balance as of July 31, 2002    $  941

Dispositions consist of member lists sold with regional offices during 2002.

NOTE 6 - LONG-TERM DEBT, CURRENT

The Company has entered into a $300 short-term note payable to an individual. The note bears interest at 16% payable monthly with all principal due on December 31, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO.

In February 2002 an agreement was reached between Network Commerce and the Company to settle the note payable with a balance of $83 for a one time payment of $70. The difference of $13 was recorded as a reduction to the purchased member list.

In May 2002, the Company entered into an agreement with its primary lease vendor to settle all current and future payments at a greatly discounted rate. The net effect was a reduction of net fixed assets of $29 and a reduction of current and long-term capital lease liability of $161. The Company agreed to pay $101 to settle the debt and recorded a net gain of $31. The Company agreed to make four payments, $76 of which had been paid as of July 31, 2002. The remaining $25 is included in accounts payable.

NOTE 7 - OTHER CURRENT LIABILITIES

At July 31, 2002, the balance in other current liabilities consists of accruals for business property taxes, annual shareholders' meeting, annual ITEX broker convention and the annual President's Club trip.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its business utilizing leased facilities in various cities in which it operates. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The Company also leases a portion of its equipment and furniture under operating leases. The aggregate future minimum commitments under operating leases are as follows:

           Fiscal year ending July 31,
                     2003                        $ 284
                     2004                           74
                     2005                           27
                     2006                          ---
                  Thereafter                       ---
                                                 -----
           Total                                 $ 385
                                                 -----

Office rent expense for the periods ended July 31, 2002 and 2001 amounted to $315 and $310, respectively. Equipment rent expense for the periods ended July 31, 2002 and 2001 amounted to $100 and $206, respectively.

In the ordinary course of business, the Company may be subject to litigation matters and claims that are normal for its operations. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position. See NOTE 13 for detailed discussion of legal matters.

NOTE 9 - STOCKHOLDERS' EQUITY

Stock Options

The Company adopted the following incentive stock option plans under which common stock may be purchased by employees, officers, directors and consultants of the Company. All option prices are at market price at the date of grant.

                        Number of
                          Shares                    Date of Stockholder
Date of Plan Adoption   Authorized   Grant Period        Approval
---------------------   ----------   ------------   -------------------
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

The following summarizes activity for the fiscal years ended July 31, 2002 and 2001 activity:

                              Number of Options
                             -------------------
                             Available   Granted   Option Price per Share
                             ---------   -------   ----------------------

Balance, July 31, 2000            345     4,157        $0.75 - $6.13
   Granted                       (369)      369        $0.40 - $1.00
   Cancelled                      110      (110)           $5.50
                             ---------   -------

Balance, July 31, 2001             86     4,416        $0.40 - $6.13
   Granted                     (1,290)    1,290        $0.08 - $0.21
   Cancelled                    3,506    (3,506)       $0.08 - $6.13
                             ---------   -------

Balance, July 31, 2002          2,302     2,200

In the fiscal year 2001, the Company issued options to purchase 369 shares of common stock to employees, officers and directors. Options to purchase 110 shares of common stock were canceled during the period according to the terms of the option agreements. The exercise price of options granted were equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. Exercise prices varied from $0.40 to $1.00. The options vest 25% immediately and 25% each year. Employee options expire if they are not exercised within 30 days of termination of employment.

In the fiscal year 2002, the Company issued options to purchase 1,290 shares of common stock to employees, officers and directors. Options to purchase 3,506 shares of common stock were canceled during the period according to the terms of the option agreements. The exercise price of options granted were equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. Exercise prices varied from $0.08 to $0.21. The options vest 25% immediately and 25% each year. Employee options expire if they are not exercised within 30 days of termination of employment.

The weighted average contractual life of options granted through July 31, 2002, is 5 years. The weighted average exercise prices for the options outstanding at July 31, 2002 are as follows:


Exercise Price   Common Stock   Weighted Average
    Range          Options      Exercise Prices
--------------   ------------   ----------------
 $0.08 - 1.50        2,200           $0.36

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 1,290 and 369 shares of common stock to employees and directors during the years ended July 31, 2002 and 2001.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2002 and 2001 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                             Years ended July 31,
                                             2002            2001
                                           --------        --------
Difference between fair value and
intrinsic value methods (additional
compensation expense)                       $   97         $    28

Net (loss) income                             (690)         (3,179)

Net (loss) income per share - basic           (.04)           (.20)

Net (loss) income per share - diluted         (.04)           (.20)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2002 and 2001: dividend yield of zero, expected average annual volatility of 148% and 19%, average annual risk-free interest rate of 4.50 and 5.75%, and expected lives of three years and four years.

Because Statement 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The impact on future years is not known or reasonably estimable.

Statement 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.

Shares Issued

During 2002, the Company issued 760 shares to outside board members. The effect of this transaction was an increase of $8 in common stock of $60 in additional paid-in capital, and the recognition of $68 in selling, general and administrative expense. Shares issued include an annual grant to outside board members of 75 shares, a grant of 210 shares to special committee members and a grant of 475 shares to board members in lieu of cash compensation.

During 2002, the Company issued 395 shares to selected employees. The effect of this transaction was an increase of $4 in common stock of $31 in additional paid-in capital, and the recognition of $35 in selling, general and administrative expense.

During 2002, the Company issued 250 shares to an outside consultant. The effect of this transaction was an increase of $2 in common stock of $27 in additional paid-in capital, and the recognition of $27 in selling, general and administrative expense.

During 2002, the Company issued 333 shares to original owner of the building on 3400 Cottage Way in Sacramento, California as part of the agreement to rescind the original purchase of the building by the Company. The effect of this transaction was an increase of $3 in common stock of $27 in additional paid-in capital, and the recognition of $30 included in miscellaneous income (expense) as loss on disposal of building.

During 2002, the Company issued 140 shares to members of the former board of directors. The effect of this transaction was an increase of $1 in common stock of $104 in additional paid-in capital, and the reduction of $105 in accrued stock compensation.

NOTE 10 - INCOME TAXES

Comparative analysis of the provision (credit) for income taxes for the fiscal years ended July 31, 2002 and 2001 follows:

                                      Years ended July 31,
                                    2002               2001

Current
  Federal                        $     ----         $     241
  State
                                 ------------       ------------
                                 $     ----         $     241
Deferred
  Federal
  State
                                 ------------       ------------

Tax (benefit) expense             $     ----         $     241

The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2002 and 2001 and because of realization of net operating losses in the years ended July 31, 2002 and 2001. The following reconciles expected income tax effects at a range of 34% to the provision (credit) for income taxes:

                                      Years ended July 31,
                                     2002              2001

Taxes at U.S. federal statutory
 rate                             $     (283)        $  (1,071)
Change in deferred tax valuation
 allowance other than realization        283               951
 of net operating loss
Other, net                              ----               361
                                  -----------        ----------

Tax (benefit) expense             $        0         $     241

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2002 and 2001 are presented below:

                                      Years ended July 31,
                                     2002              2001
Deferred tax assets:
  Net trade activity included     $         0        $   1,055
   for income tax purposes not
   recognized for financial
   reporting
   Investments and assets               1,069            1,087
   impaired for financial
   reporting, not disposed of
   for tax purposes
   Amortization                           598              651

   Net operating loss carryforward      5,418            5,102
   Capital loss carryforward                0              102

   Other                                  673              768
                                  ------------       ----------
                                        7,758            8,765
Deferred tax liabilities:
   Amortization                           (63)            (137)
                                  ------------       ----------

Net deferred tax assets                 7,695            8,628
Valuation allowance                    (7,695)          (8,628)
                                  ------------       ----------
                                  $      ----        $    ----

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

NOTE 11 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary deduction agreement upon meeting age and length of service requirements. The Company may make optional matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. There were no matching contributions to the plan for the years ended July 31, 2002 and 2001.

The Company has a bonus plan for its officers. Bonuses incurred were $50 and $0 for fiscal years ended July 31, 2002 and 2001, respectively. Management received quarterly bonuses based on the earnings in each of the last two quarters of fiscal year 2002.

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

                                        Carrying
                                         Amount         Fair Value
                                        --------        ----------
                    Assets
Cash                                    $  90           $   90
Accounts receivable                       896              896
Regional office receivable                 74               74

                 Liabilities
Accounts payable                         $435             $435
Accounts payable to brokers               680              680
Current portion long-term debt            300              300

The carrying values of cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to independent licensed brokers approximates their fair value at July 31, 2002.

The fair value of current and long-term portions of long-term indebtedness is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 13 - LEGAL PROCEEDINGS

1401 El Camino Litigation

On March 1, 2001, El Camino Tower, LLC brought a complaint against the Company in the Superior Court of Sacramento County styled El Camino Tower, LLC v. Sacramento Trade Exchange, Inc. et al. for breach of contract of the lease of the former Sacramento regional office. The matter was settled in October 2001. The final payment was made April 2002.

Metro Sales

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon in the matter of Metro Sales v. ITEX. A settlement agreement was reached. Payment was made and the lawsuit was dismissed.

Skiers Edge Litigation

On June 19, 2000, Skiers Edge Condominium Association brought a suit against the Company in the District Court for Summit County, Colorado in the matter of Skiers Edge Condominium Association v. George Owens for association fees relating to interval timeshares tha the Company is alleged to own. On July 15, 2002, a judgment was entered against the Company for $19. Management is currently working with Skiers Edge to settle for a lesser amount.

Desert Rose Foods Litigation

On March 4, 2002, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The Company believes the Plaintiff's complaint lacks merit and the Company intends to vigorously defend itself.

Wendy Moore Litigation

On October 12, 2001, an action was brought in the District Court, 32nd Judicial District of Nolan County, Texas styled Wendy Moore et al. v. ITEX Corporation et al. for fraudulent representations of an independent licensed broker in Abilene, Texas. The Company denies any liability for the acts of the broker and it is in the process of retaining counsel for a vigorous defense of this action. The Company also is in the process of demanding both indemnity and defense from its independent licensed broker.

Robofil Corporation

On November 14, 2001, an action was brought in the Superior Court for Sacramento County in the matter of Robofil Corporation, et al., v. ITEX Corporation, et al. for violation of fiduciary resonsibility related to the purchase and sale of hardwood flooring by the Company to members and other third parties. The case was dismissed in October 2002.

NOTE 14 - SUBSEQUENT EVENTS

Corporate Office - Vancouver, BC

Effective September 6, 2002 the Company opened a second regional office in Canada, located in Vancouver, British Columbia. The office will service clients previously serviced by two independent licensed brokers.

NOTE 15 - RELATED PARTY TRANSACTIONS

In addition to related party transactions outlined in NOTE 9 to the consolidated financial statements, the Company paid $22 in consulting fees to a member of the outside board. The consulting agreement was discontinued in September 2002. During 2002, the Company paid another outside board member 60 trade dollars as part of a consulting agreement.

NOTE 16 - Significant Fourth Quarter Adjustments

During the fourth quarter of 2002, the Company recorded approximately $160 as allowances to trade activity revenues. In addition, the Company reduced the recognized gain on the sale of regional offices by $60 for imputed interest.

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

Item 10. Executive Compensation

     The information called for on Item 9 part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 12. Certain Relationships and Related Transactions

     The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 13. Exhibits and Reports on Form 8-K.

     a) Exhibit

     99.1 Certification of Chief Executive Officer

     99.2 Certification of Chief Financial Officer

     b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by the report:

         Date of the Report       Item Reported
         ------------------       -------------
         August 16, 2002          July 31, 2002 Resignation of Gerry Harris from
                                  the Board of Directors

         September 27, 2001       July 1,  2001  Amendment  to  prior  Form  8-K
                                  regarding the License of Independent Broker in Vancouver, British Colombia.

         August 16, 2001          March  1,  2001  Amendment  to  prior Form 8-K
                                  regarding purchase of assets from UBarter.com




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ITEX CORPORATION




Date: October 29, 2002             /S/ LEWIS SPIKE HUMER
                                   ---------------------------------------------
                                   Lewis "Spike" Humer, Chief Executive Officer,
                                   President  and  Director (Principal Executive
                                   Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.



Date: October 29, 2002             By: /S/ LEWIS SPIKE HUMER
                                      ------------------------------------------
                                      Lewis  "Spike"  Humer,   Chief   Executive
                                      Officer, President and Director (Principal
                                      Executive Officer)

Date: October 29, 2002             By: /S/ DANIELA C. CALVITTI
                                      ------------------------------------------
                                      Daniela  C.  Calvitti,   Chief   Financial
                                      Officer and Director (Principal  Financial
                                      and Accounting Officer)


Date: October 29, 2002             By: /S/ JEFFREY L. ELDER
                                      ------------------------------------------
                                      Jeffrey L. Elder, Chairman of the Board


Date: October 29, 2002             By: /S/ JAY ABRAHAM
                                      ------------------------------------------
                                      Jay Abraham, Director


Date: October 28, 2002             By: /S/ WILLIAM BRONSTON
                                      ------------------------------------------
                                      William Bronston, M.D., Director


Date: October 28, 2002             By: /S/ JOHN L. DETHMAN
                                      ------------------------------------------
                                      John L. Dethman, Director


Date: October ______, 2002         By:
                                      ------------------------------------------
                                      Collie M. Christensen, Director

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lewis "Spike" Humer, Chief Executive Officer for ITEX Corporation certify that:

1. I have reviewed the annual report on Form 10-KSB of ITEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 28, 2002



                                     /S/ LEWIS SPIKE HUMER
                                     ___________________________________
                                     Lewis "Spike" Humer,
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniela C. Calvitti, Chief Financial Officer for ITEX Corporation certify that:

1. I have reviewed the annual report on Form 10-KSB of ITEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 28, 2002




                                   /S/ DANIELA C. CALVITTI
                                   ___________________________________
                                   Daniela C. Calvitti,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)