Form 10KSB/A
period 2002-07-31
ITEX CORPORATION
filed 2002-11-22
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A-1

 (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      93-0922994
    ----------------------                --------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
Incorporation or organization)


                 3400 Cottage Way, Sacramento, California 95825
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
               (Registrant's telephone number including area code)


Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
       None                                                        N/A


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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATION

This amendment to Form 10-KSB is filed to correct a typographical error on the Company's Consolidated Balance Sheets. The corrected "total liabilities and stockholders' equity" at July 31, 2001 is $6,305,000, not $2,867,000, as incorrectly reported on the original submission. The independent auditors' reissued their report due to the correction. The Company also included the line for "Total Liability" in the balance sheet, which was also previously omitted. There are no other changes to the Form 10-KSB as filed on October 29, 2002.


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


s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

September 24, 2002
Denver, Colorado

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                          July 31, 2002       July 31, 2001
                                                                                          -------------       -------------
                                      Assets
Current assets:
     Cash and cash equivalents                                                                 $     90       $         282
     Restricted cash                                                                               ----                 724
     Accounts receivable, net of allowance for doubtful accounts of $50                             896               1,081
     Receivable - regional office sales                                                              74                ----
     Prepaid and other current assets                                                               130                 122
                                                                                          -------------       -------------
  Total current assets                                                                            1,190               2,209

Property and equipment, net of accumulated depreciation of  $561                                    241               2,459

Purchased member lists, net                                                                         941               1,520

Receivable - regional office sales, less current portion                                            253                ----

Available for sale securities                                                                      ----                  35

Other assets                                                                                         82                  82
                                                                                          -------------       -------------
               Total assets                                                               $       2,707       $       6,305
                                                                                          =============       =============

                       Liabilities and stockholders' EQUITY
Current liabilities:
     Long-term debt, current portion                                                      $         300       $         996
     Accounts payable                                                                               435                 315
     Accounts payable to independent licensed brokers                                               680               1,280
     Accrued payroll and taxes                                                                      242                 313
     Deferred revenue, current portion                                                               64                  43
     Accrued audit and legal fees                                                                   350                  48
     Accrued legal settlements                                                                       82                 701
     Other current liabilities                                                                      365                 478
                                                                                          -------------       -------------
  Total current liabilities                                                                       2,518               4,174

Deferred revenue                                                                                    149                 130

Long-term debt and capital lease obligations                                                       ----                 101

Common stock subject to a put (0 and 333 shares in 2002 and 2001, respectively                     ----               1,500
outstanding)

Commitments and contingencies (NOTE 8)                                                    -------------       -------------

               Total liability                                                                    2,667               5,905

Stockholders' equity:


       Common stock, $.01 par value; 50,000 shares authorized;
         17,727 shares issued and outstanding                                                       177                 159
 Additional paid-in capital                                                                      29,226              28,977
Unrealized gain on marketable securities                                                           ----                  34
 Treasury stock, at cost (2 shares)                                                                 (10)                (10)
 Accumulated deficit                                                                            (29,353)            (28,760)
                                                                                          -------------       -------------
  Total stockholders' equity                                                                         40                 400

                Total liabilities and stockholders' equity                                $       2,707       $       6,305
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

                                                             Balance at                 Long
                                                Sale Amount   July 31,    Current       Term        Projected Payoff
    Office Location           Date of Sale                      2002       Portion     Portion            Date
------------------------- --------------------- ------------ ------------ ---------- ------------ ---------------------

Portland, OR              October, 2001                 $92          $68        $19          $49       September, 2006
Lafayette, LA             October, 2001                 $38          $29        $12          $17            July, 2005
Orlando, FL               September, 2001               $78          $60        $19          $41         January, 2006
Jensen Beach, FL          October, 2001                 $75          $48         $8          $40            July, 2009
Houston, TX               November, 2001                $97          $88         $9          $79       September, 2014
St. Louis, MO             March, 2002                   $35          $34         $7          $27        December, 2007
                                                ------------ ------------ ---------- ------------
                                                       $415         $327        $74         $253
                                                ============ ============ ========== ============

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

NOTE 4 - PROPERTY AND EQUIPMENT

                                                              Accumulated
                           Estimated         Balance         Depreciation     Net Book Value
Fixed Asset Type          Useful Life     July 31, 2002      July 31, 2002
------------------------ --------------- ----------------- ------------------ ---------------

Computers                   3 years                  $253               $220             $33
Software                    3 years                   $11                $ 1             $10
Equipment                   5 years                  $401               $239            $162
Furniture                   5 years                  $137               $101             $36
                                         ----------------- ------------------ ---------------
                                                     $802               $561            $241
                                         ================= ================== ===============

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

The weighted average amortization period for the purchased member lists is approximately 2.15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

                     Fiscal year:

                     2003                          $438
                     2004                          $438
                     2005                          $ 65

Changes in the carrying amount of member lists for the year ended July 31, 2002 are summarized as follows:

           Balance as of July 31, 2001           $1,480
           Amortization                            (456)
           Member list dispositions                ( 83)
                                                 ---------
           Balance as of July 31, 2002           $  941

Dispositions consist of member lists sold with regional offices during 2002.

NOTE 6 - LONG-TERM DEBT, CURRENT

The Company has entered into a $300 short-term note payable to an individual. The note bears interest at 16% payable monthly with all principal due on December 31, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO.

In February 2002 an agreement was reached between Network Commerce and the Company to settle the note payable with a balance of $83 for a one-time payment of $70. The difference of $13 was recorded as a reduction to the purchased member list.

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

           Fiscal year ending July 31,
                           2003                        $ 284
                           2004                           74
                           2005                           27
                           2006                          ---
                        Thereafter                       ---
                                                  ----------------

           Total                                       $ 385
                                                  ----------------

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

Date of Plan Adoption            Number of            Grant Period               Date of Stockholder
                                 Shares                                          Approval
                                 Authorized
-----------------------------    --------------       -----------------------    ----------------------------

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

The following summarizes activity for the fiscal years ended July 31, 2002 and 2001 activity:

                                             Number of Options
                                     ----------------------------------
                                       Available           Granted              Option Price per Share
                                     --------------     ------------------------------------------------

Balance, July 31, 2000                    345               4,157                    $0.75 - $6.13
   Granted                               (369)                369                    $0.40 - $1.00
   Cancelled                              110                (110)                        $5.50
                                     --------------     ---------------

Balance, July 31, 2001                      86              4,416                    $0.40 - $6.13
   Granted                              (1,290)             1,290                    $0.08 - $0.21
   Cancelled                             3,506             (3,506)                   $0.08 - $6.13
                                     --------------     ---------------

Balance, July 31, 2002                   2,302              2,200

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

The weighted average contractual life of options granted through July 31, 2002, is 5 years. The weighted average exercise prices for the options outstanding at July 31, 2002 are as follows:

 Exercise Price Range     Common Stock Options      Weighted Average Exercise
                                                             Prices
---------------------     --------------------      -------------------------

     $0.08 - 1.50                     2,200                            $0.36

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

                                                       Years ended July 31,
                                                       2002            2001
                                                   ------------    ------------
Difference between fair value and intrinsic          $    97         $    28
value methods (additional compensation expense)

Net (loss) income                                       (690)         (3,179)

Net (loss) income per share - basic                     (.04)           (.20)

Net (loss) income per share - diluted                   (.04)           (.20)

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

The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2002 and 2001 and because of realization of net operating losses in the years ended July 31, 2002 and 2001. The following reconciles expected income tax effects at a range of 34% to the provision (credit) for income taxes:

                                                                Years ended July 31,
                                                              2002                2001

Taxes at U.S. federal statutory rate                       $     (283)        $  (1,071)
Change in deferred tax valuation allowance other                  283               951
than realization of net operating loss
Other, net                                                       ----               361
                                                           ------------       -------------

Tax (benefit) expense                                      $        0         $     241


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2002 and 2001 are presented below:

                                                                Years ended July 31,
                                                              2002                2001
Deferred tax assets:
   Net trade activity included for income tax             $       0           $   1,055
   purposes not recognized for financial reporting
   Investments and assets impaired for financial              1,069               1,087
   reporting, not disposed of for tax purposes
   Amortization                                                 598                 651
   Net operating loss carryforward                            5,418               5,102
   Capital loss carryforward                                      0                 102

   Other                                                        673                 768
                                                          ------------       -------------
                                                              7,758               8,765
Deferred tax liabilities:
   Amortization                                                 (63)               (137)
                                                          ------------       -------------

Net deferred tax assets                                       7,695               8,628
Valuation allowance                                          (7,695)             (8,628)
                                                          ------------       -------------
                                                           $   ----           $     ---

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

                                                Carrying        Fair Value
                                                 Amount
                                              -------------    --------------
                    Assets
Cash                                              $ 90              $ 90
Accounts receivable                                896               896
Regional office receivable                          74                74
                  Liabilities
Accounts payable                                  $435              $435
Accounts payable to brokers                        680               680
Current portion long-term debt                     300               300

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

NOTE 13 - LEGAL PROCEEDINGS

1401 El Camino Litigation

On March 1, 2001, El Camino Tower, LLC brought a complaint against the Company in the Superior Court for Sacramento County styled El Camino Tower, LLC v. Sacramento Trade Exchange, Inc., et al. for breach of contract of the lease of former Sacramento regional office. The matter was settled in October 2001. The final payment was made April 2002.

Metro Sales

On May 28, 2000, the Company was served with a summons and complaint filed in the Circuit Court of Multnomah County, Oregon in the matter of Metro Sales v. ITEX. A settlement agreement was reached. Payment was made and the lawsuit was dismissed.

Skiers Edge Litigation

On June 19, 2000, Skiers Edge Condominium Association brought a suit against the Company in the District Court for Summit County, Colorado in the matter of Skiers Edge Condominium Association v. George Owens for association fees relating to interval timeshares that the Company is alleged to own. On July 15, 2002, a judgment was entered against the Company for $19. Management is currently working with Skiers Edge Condominium Association to settle for a lesser amount.

Desert Rose Foods Litigation

On March 4, 2002, ITEX Corporation was served with summons and complaint for an action in the Circuit Court of Fairfax County, Virginia style Desert Rose Foods, Inc. v. ITEX Corporation and ITEX USA, Inc. The Company believes the Plaintiff's complaint lacks merit and the Company intends to vigorously defend itself.


Wendy Moore Litigation

On October 12, 2001, an action was brought in the District Court 32nd Judicial District of Nolan County, Texas styled Wendy Moore et al. v. ITEX Corporation et al. for fraudulent representations of an independent licensed broker in Abilene, Texas. The Company denies any liability for the acts of the broker and is in the process of retaining counsel for a vigorous defense of this action. The Company also is in the process of demanding both indemnity and defense from its independent licensed broker.

Robofil Corporation

On November 14, 2001, an action was brought in the Superior Court for Sacramento County in the matter of Robofil Corporation, et al. v. ITEX Corporation, et al. for violation of fiduciary responsibility related to the purchase and sale of hardwood flooring by the Company to members and other third parties. The case was dismissed in October 2002.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibit

         23    Consent  of  Ehrhardt  Keefe  Steiner  &  Hottman PC, Independent
               Auditors

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

                                                   ITEX CORPORATION



Date: November ______, 2002                        _____________________________
                                                   Lewis "Spike" Humer,
                                                   Chief Executive Officer,
                                                   President and Director
                                                   (Principal Executive Officer)




Date: November ______, 2002                        _____________________________
                                                   Daniela C. Calvitti,
                                                   Chief Financial Officer and
                                                   Director (Principal Financial
                                                   and Accounting Officer)

                                 CERTIFICATION

I, Lewis "Spike" Humer, Chief Executive Officer of ITEX Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of ITEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  ___________                                ________________________
                                                   Lewis "Spike" Humer,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                  CERTIFICATION

I, Daniela C. Calvitti, Chief Financial Officer of ITEX Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of ITEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  ___________                         ________________________
                                            Daniela C. Calvitti
                                            Chief Financial Officer
                                            (Principal Accounting  and Financial
                                            Officer)