Form 10KSB/A
period 2002-07-31
ITEX CORPORATION
filed 2002-11-22
CIK 860518

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

                                                   ITEX CORPORATION



Date: November 12, 2002                            /S/ LEWIS "SPIKE" HUMER
                                                   _____________________________
                                                   Lewis "Spike" Humer,
                                                   Chief Executive Officer,
                                                   President and Director
                                                   (Principal Executive Officer)




Date: November 12, 2002                            /S/ DANIELA C. CALVITTI
                                                   _____________________________
                                                   Daniela C. Calvitti,
                                                   Chief Financial Officer and
                                                   Director (Principal Financial
                                                   and Accounting Officer)

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


Dated:  11/21/02                                   /S/ LEWIS "SPIKE" HUMER
                                                   ________________________
                                                   Lewis "Spike" Humer,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

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


Dated:  11/21/02                            /S/ DANIELA C. CALVITTI
                                            ________________________
                                            Daniela C. Calvitti
                                            Chief Financial Officer
                                            (Principal Accounting  and Financial
                                            Officer)