Form 10QSB
period 2002-10-31
ITEX CORPORATION
filed 2002-12-16
CIK 860518

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For The Quarterly Period Ended

                                October 31, 2002

                         Commission File Number 0-18275

                                ITEX CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                     Nevada                               93-0922994
         -------------------------------              -------------------
          State (or other jurisdiction                  (IRS Employer
              of incorporation or                       Identification
                 organization)                               No.)

                 3400 Cottage Way, Sacramento, California 95825
        ----------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                  916-679-1111
                             -----------------------
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

Number of Shares of Common Stock,  $0.01 Par Value  Outstanding  at November 11,
2002:

                                   17,727,565

Transitional Small Business Disclosure Format (check one)  Yes  X    No

                                                               ---      ---

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2002

                                      INDEX

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 2002 (UNAUDITED) and JULY 31, 2002

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2002 AND 2001

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2002 AND 2001

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

   ITEM 3. CONTROLS AND PROCEDURES

PART II.   OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   ITEM 3. DEFAULT UPON SENIOR SECURITIES

   ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 5. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                         October 31,   July 31,
                                                             2002        2002
                                                           --------    --------
                                                          (unaudited)
                          Assets
Current assets:
     Cash and cash equivalents .........................   $     20    $     90
     Accounts receivable ...............................      1,133         896
     Regional office receivables .......................         57          74
     Prepaids and other current assets .................        267         130
                                                           --------    --------
      Total current assets .............................      1,477       1,190
                                                           --------    --------

Property and equipment, net of accumulated
 depreciation of $590 and $561 .........................        231         241

Purchased member lists, net ............................        833         941

Regional office receivables, net of current portion ....        258         253

Other assets ...........................................         88          82
                                                           --------    --------

Total assets ...........................................   $  2,887    $  2,707
                                                           ========    ========

           Liabilities and Stockholders' Equity

Current liabilities:
   Long-term debt, current portion .....................   $    300    $    300
   Accounts payable ....................................        460         435
   Commissions payable to brokers ......................        876         680
   Accrued payroll and taxes ...........................        257         242
   Deferred revenue ....................................         74          64
   Accrued audit and legal fees ........................        250         350
   Accrued legal settlements ...........................         79          82
   Other current liabilities ...........................        295         365
                                                           --------    --------
      Total current liabilities ........................      2,591       2,518

Deferred revenue, net of current portion ...............        134         149
                                                           --------    --------
      Total liabilities ................................      2,725       2,667

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
    authorized; 17,727,565 shares issued and
    outstanding ........................................        177         177
   Additional paid-in capital ..........................     29,226      29,226
   Treasury stock, at cost (2,000 shares) ..............        (10)        (10)
   Accumulated deficit .................................    (29,231)    (29,353)
                                                           --------    --------
      Total stockholders' equity .......................        162          40
                                                           --------    --------

Total liabilities and stockholders' equity .............   $  2,887    $  2,707
                                                           ========    ========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      ITEX CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)

                                                          Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
                                                      (unaudited)     (unaudited)

Revenue:
   Trade exchange revenue ......................       $  2,662        $  2,504

Costs and expenses:
   Costs of trade exchange revenue .............          1,510           1,353
   Selling, general and administrative .........            859           1,540
    Costs of regulatory and litigation .........             27             175
     matters
   Depreciation and amortization ...............            136             251
                                                       --------        --------
                                                          2,532           3,319
                                                       --------        --------

Income (loss) from operations ..................            130            (815)
                                                       --------        --------

Other (expense) income:
  Interest (expense) income, net ...............             (8)            (33)
  Miscellaneous, net ...........................           --               123
                                                       --------        --------
                                                             (8)             90
                                                       --------        --------

Income (Loss) before income taxes ..............            122            (725)

Provision for income taxes .....................           --              --
                                                       --------        --------

Net income (loss) ..............................       $    122        $   (725)
                                                       ========        ========

Earnings (loss) per common share -
     Basic .....................................       $   0.01        $  (0.05)
                                                       ========        ========
     Diluted ...................................       $   0.01        $  (0.05)
                                                       ========        ========
Weighted average common shares
     Basic .....................................         17,725          15,989

     Diluted ...................................         18,081          15,989

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Three Months Ended October 31,
                                                              2002        2001
                                                           (unaudited) (unaudited)
                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...................................       $ 122    $    (725)

    Adjustments to reconcile net income (loss) to cash
    used in operating
      activities:
       Amortization of imputed interest from regional
       office receivables ...............................          (4)        --
       Revenue - purchase of fixed assets with trade
       dollars ..........................................         (13)        --
       Depreciation and amortization ....................         136          251
       Change in allowance for uncollectible receivables           12         --
       Net change in operating assets and liabilities-
           Accounts receivable ..........................        (249)          58
           Prepaid expenses and other current assets ....        (143)        (101)
           Accounts payable and other current liabilities        (138)         617
           Payable to brokers ...........................         196         (122)
                                                            ---------    ---------
                Net cash used in operating activities ...         (81)         (22)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .................          (5)         (17)
    Payments on receivables from sales of regional
    offices .............................................          16         --
                                                            ---------    ---------
                Net cash provided by (used in) investing
                 activities .............................          11          (17)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing (repayments) on third party indebtedness ..        --           (118)
                                                            ---------    ---------

                Net cash used in financing activities ...        --           (118)

                Net decrease in cash ....................         (70)        (157)

CASH, beginning of period ...............................          90          282
                                                            ---------    ---------

CASH, end of period .....................................   $      20    $     125
                                                            =========    =========

Supplemental cash flow information:
    Cash paid for interest ..............................          13           26
    Cash paid for income taxes ..........................        --           --

Supplemental non-cash investing and financing activities:

During the quarter ended October 31, 2002,  the Company  amortized $4 of imputed interest  related  to the  discounts  on its  regional  office  receivables.  In addition,  the  Company  recognized  $13 in revenue  from the  purchase of fixed assets with ITEX trade dollars.

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                ITEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              Three-month periods ended October 31, 2002 and 2001
                                  (Unaudited)

NOTE A - The Company

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

NOTE B - Financial Statements

The accompanying  unaudited consolidated financial statements have been prepared from the records of the ITEX Corporation ("ITEX" or the "Company") without audit and, in the opinion of management,  include all adjustments  (consisting of only normal recurring accruals) necessary to present fairly the financial position at the October 31, 2002 and July 31, 2002;  the results of operations for the three months ended October 31, 2002 and 2001;  and changes in cash flows for the three months ended October 31, 2002 and 2001.  The results of operations for the three months ended October 31, 2002 are not necessarily  indicative of the results for the entire fiscal year ending July 31, 2003.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United  States of America have been  omitted from these  interim financial statements.  Accordingly, these interim financial statements should be read in conjunction with the financial  statements and notes thereto included in the Company's 2002 Annual Report.

NOTE C - Subsequent Events

On November 22, 2002 the Company  announced the sale of its first ITEX Franchise in the United States.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

This  report  and  the  documents  incorporated  herein  by  reference  of  ITEX
Corporation  (referred to as the "Company," "ITEX," "it," "we," "our," and "us")
contains certain forward-looking  statements and comments within the safe harbor provisions  established  under The Private  Securities  Litigation Reform Act of
1995. These statements involve known and unknown risks,  uncertainties and other factors  that may cause  the  actual  results  of the  operations  of ITEX to be materially  different from those expressed or implied in such statements.  These factors include,  but are not limited to the increase and retention of qualified
Independent  Licensed  Brokers  and  Franchisees,  implementing  TEAM  Software, increasing  and expanding the membership  base and number of trades,  generating working  capital to pay the substantial  debt of the Company,  and acquiring and integrating trade exchanges.  These risk factors and others are discussed in the periodic  reports  and  filings  of ITEX  Corporation  with the  Securities  and
Exchange  Commission,  including  but not  limited to its Form  10-KSBs and Form
10-QSBs.  All statements  other than  statements of historical  fact included in this filing,  including without limitation,  company's business strategy,  plans and objectives, are forward-looking statements.

Overview

ITEX Corporation and its subsidiaries ("ITEX" or the "Company") operates what it believes is one of the leading  retail trade  exchanges in the United States and
Canada.   ITEX  provides   business-to-business   barter  services  for  retail,
professional,  media and other corporate members. The ITEX Retail Trade Exchange headquartered in Sacramento,  California,  has approximately 20,000 members who, collectively,  make up the trade  exchange.  The Company  administers  the trade exchange and acts as a third-party  record-keeper for transactions  entered into by the  members.  ITEX  began  its  barter  business  in 1986.  ITEX is a Nevada corporation  with its principal  executive  offices located at 3400 Cottage Way,
Sacramento, California 95825.

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

The Company  charges  members of the trade exchange an association fee of twenty dollars cash each  four-week  accounting  cycle (two  hundred and sixty  dollars annually)  and ten ITEX Trade  Dollars  each cycle (one  hundred and thirty ITEX
Trade Dollars annually) in accordance with its trade exchange member agreements.

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

As described below under accounting for trade dollar  activity,  the Company has not recorded  revenues for trade  dollars  received in exchanges  with its trade exchange  members,  with the  exception  of certain  trade  dollars used for the purchase of fixed assets.

Accounting for Trade Dollar Activity

The Company  receives trade dollars for monthly  services  provided to its trade exchange members, and as transaction fees for exchanges made by its members. The
Company also expends trade dollars in the  acquisition of goods or services used in its  operations.  When  reasonably  determinable,  the Company  records these transactions at the fair value of the goods or services received.  Historically, the Company has spent  substantially  all trade dollars for broker  commissions, advertising,  salaries  and  legal  settlements.  Because  there  is no  readily estimable or determinable value for these goods and services and the Company has not historically spent cash for such goods and services,  they are not reflected in the accompanying financial statements.

During the first quarter of fiscal 2003, the Company recognized in its financial statements  $13 in fixed assets  purchased  with trade dollars  because the fair value was  readily  determinable  and the  Company  has spent  cash for  similar assets.  During this time period,  the Company received an estimated 1,389 trade dollars and expended an estimated  1,902 trade dollars.  These trade dollars are not reflected in the accompanying financial statements.

The  Company  currently  owns real  estate  building  lots in  Canada  that were purchased  with ITEX Trade Dollars.  These lots have not been  recognized in the accompanying financial statements.

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

Valuation of Purchase Member Lists

We assess the possible  impairment of our purchase  member lists whenever events or  changes  in  circumstances  indicate  that  the  carrying  value  may not be recoverable.  Factors we consider  important  that could  trigger an  impairment review include the following:

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

The  Company  looks  primarily  to the  undiscounted  future  cash  flows in its assessment of whether or not long-lived  assets have been  impaired.  At October
31, 2002, the Company determined no impairment was appropriate.

Accounts receivable

Accounts  receivable  increased  by $237 from $896 at July 31, 2002 to $1,133 at
October 31, 2002. The increase was due to a timing  difference in the completion of the  four-week  billing  cycles.  As of July 31,  2002,  the Company was only twenty days into its billing cycle and therefore had a lower  receivable than at
October 31, 2002 when a full cycle had been completed.

Trade exchange revenue and costs

Total trade exchange revenue  increased to $2,662 in the first quarter of fiscal
2003 as compared to $2,504 in the first quarter of fiscal 2002.  The increase of
$158 or 6.3% is  primarily  due to a  greater  volume  of  transactions  between members and the elimination of certain client  agreements that allowed for lower transaction fees.

Costs of trade exchange  revenue  increased to $1,510 in first quarter of fiscal
2003 from $1,353 in first  quarter of fiscal  2002.  The  increase for the three months of $157 or 11.6% is  primarily  due to the  shift  that  occurred  during
Fiscal 2002 of corporate  stores to Independent  Licensed  Brokers  (ILBs).  The higher commissions earned by the ILBs is offset by a reduction in administrative expenses such as rent and salaries.

Selling, general and administrative expenses

During first  quarters of fiscal 2003 and 2002,  the Company  incurred  selling, general  and  administrative  expenses  of $859 and  $1,540,  respectively.  The reduction of $681 or 44.2% in expenses  was  primarily  due to the  reduction in salaries, payroll taxes and employee benefits of approximately $540, a reduction of rent expense of $30 and a reduction of  equipment  rental  expense of $35. In addition,  in 2001 the Company recognized a non-recurring expense of $40 related to the disposition of a license.

Following  the  first  quarter  of  fiscal  2002,  the  Company  went  through a comprehensive  corporate  restructuring.  The  Company  reduced  the  number  of management  and  support  staff  in both the  corporate  and  regional  offices.
Included in this  reduction was the  consolidation  of the  Company's  Corporate
Trade Department with its Retail Exchange located in Sacramento,  as the Company refocused on its core operations and expertise. International licensing has been suspended with the exception of Canadian operations, which remains a core market of the ITEX Retail  Trade  Exchange.  The  Company  also sold  several  regional offices  to  ITEX  Independent  Licensed  Brokers  in  order  to  shift  certain operational  expenses and oversight.  The sales of the regional  offices allowed the Company to reduce  significant  expenses related to the regional  operations while  maintaining a substantial  interest in the revenue stream  generated from those offices through trade transactions and association fees.

Costs and expenses of regulatory and litigation matters

During first quarter fiscal 2003 and fiscal 2002, the Company incurred costs and expenses  of $27 and  $175  respectively,  in  connection  with  regulatory  and litigation  matters.  The  reduction  of $148 or 84.6%  is a result  of the past efforts of management to settle disputes before they become  litigation.  During the first  quarter,  the Company had no new  litigation  matters,  the  expenses incurred  represent  the  costs  associated  with the  Company's  compliance  to regulatory requirements.

Depreciation and amortization

Depreciation and amortization decreased to $136 in the first quarter fiscal 2003 from $251 for the same  quarter  fiscal  2002.  The  decrease  is due to reduced depreciation  expense  related to the  disposal  of the  corporate  headquarters building  during the second  quarter of fiscal  2002.  The Company is  currently leasing office space in the same building for $13 per month.

Miscellaneous Income

During the  quarter  ended  October  31,  2001 the  Company  recognized  $123 of miscellaneous  income,  primarily related to income earned from office space the
Company  sublet to other  companies.  During the quarter  ended October 31, 2002 there was no rental income.

Liquidity and capital resources

At October 31, 2002,  the  Company's  working  capital  ratio was .57 to 1, or a deficit  of $1,114 as  compared  to .47 to 1, or a deficit of $1,328 at July 31,
2002. At October 31, 2002,  stockholders'  equity  increased to $162 from $40 at
July 31,  2002 as a result  of the  Company's  net  income  of $122 in the first quarter of fiscal 2003.

The Company's  strategy in the upcoming  fiscal  quarters is aimed at increasing revenue through the sale and placement of ITEX  Franchises,  expanded  marketing initiatives  to attract  increasing  numbers of  fee-paying  members to the ITEX
Trade Exchange,  and continued  implementation  of enhanced trading and Customer
Service  programs to increase the trading  activity and  retention of ITEX Trade
Exchange  members.  In addition,  ITEX  Corporation will continue to enhance the
e-commerce trading platform, its Customer Relationship  Management software, and improving  its  trading  technology  through  the use of  "swipe-cards",  online auctions,  and  multi-lingual  member  interfaces.  The  Company  has also taken significant  steps to improve its rate of collections  for current,  delinquent, and  impaired  receivables.  Lastly,  the Company will be  evaluating  potential
barter  exchanges  for  acquisition,   alliance,  or  franchise  integration  to
supplement its organic growth.

During the first quarter of fiscal 2003,  the Company  reported net cash used in operating activities of $81 as compared to net cash used in operating activities of $22 in the first quarter of fiscal 2002.

The Company  reported net cash  provided by investing  activities  of $11 in the first  quarter  of  fiscal  2003 as  compared  to net  cash  used  in  investing activities of $17 in the first quarter of fiscal 2002.

During first quarter fiscal 2003 and fiscal 2002, the Company  reported net cash used in financing  activities of $0 and $118,  respectively.  During fiscal 2002 the Company was paying $42 per month to Network Commerce related to the purchase of Ubarter.com. The note was paid in full in February, 2002.

Income tax filings

The Company is currently  delinquent in its federal income tax filings for 1999,
2000, 2001 and 2002. However, management does not believe the Company owes taxes or penalties due to operating losses incurred during those years.

ITEM 3.  CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure controls and procedures "(as defined in Rules 13a - 14 and 15d-14 under the  Securities  Exchange  Act of 1934)"  within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the  Company  believes  that they  maintain  proper  procedures  for  gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
99.1 Section 906 CEO Certification
99.2 Section 906 CFO Certification

b) Reports on Form 8-K
None

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed  on its  behalf  by the  undersigned  thereunto  duly authorized.

                                 ITEX CORPORATION

Date:                            /s/  Lewis "Spike" Humer, Jr.
-------------------------------  ------------------------------------------
                                 Lewis "Spike" Humer, Jr., President, Chief
                                  Executive Officer and Director

Date:                            /s/  Daniela C. Calvitti
-------------------------------  --------------------------------------------------
                                 Daniela C. Calvitti, Chief Financial Officer
                                  and Director

                                 Certifications

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Lewis "Spike" Humer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ITEX Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/__________________________
Name: Lewis "Spike" Humer
Title:  President and Chief
Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Daniela C. Calvitti, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ITEX Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b.   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a.   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b.   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/_________________________
Name: Daniela C. Calvitti
Title:  Chief Financial
Officer