Form 10KSB/A
period 2002-07-31
ITEX CORPORATION
filed 2002-12-18
CIK 860518

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A-2

                  (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                         Commission File Number 0-18275

                                ITEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      93-0922994
  -------------------------                      ----------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 Incorporation or organization)

                 3400 Cottage Way, Sacramento, California 95825
           (Address of principal executive offices including zip code)

                                 (916) 679-1111
               (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

            None                                         N/A
     -------------------                            -------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------

                                (Title of class)

Check whether the issuer:  (1) filed all reports required to be filed by Section
13 or 15 (d) of the  Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days.    Yes X    No -

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATION

This amendment to Form 10-KSB is filed to add the  Employment  Agreements of the
Executive Officers of the Company as Exhibits.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      a)  Exhibit

      10.1    Employment agreement - Lewis "Spike" Humer

      10.2    Employment agreement - Daniela C. Calvitti

      10.3    Employment agreement - Melvin P. Kerr

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

                                    ITEX CORPORATION

Date: December 17, 2002             By:  /s/ Lewis "Spike" Humer
                                          ________________________
                                          Lewis "Spike" Humer,
                                          Chief Executive Officer, President and
                                          Director (Principal Executive Officer)

Date: December 17, 2002             By:  /s/ Daniela C. Calvitti
                                          ________________________
                                          Daniela C. Calvitti,
                                          Chief Financial Officer and Director
                                          (Principal Financial and Accounting
                                          Officer)

                                  CERTIFICATION
                                  -------------

I, Lewis "Spike" Humer,  Chief Executive  Officer of ITEX  Corporation,  certify that:

1. I have reviewed this annual report on Form 10-KSB/A-2 of ITEX Corporation;

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

Dated:  December 17, 2002           /s/ Lewis "Spike" Humer
                                    ________________________
                                    Lewis "Spike" Humer,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Daniela C. Calvitti,  Chief Financial  Officer of ITEX  Corporation,  certify that:

1. I have reviewed this annual report on Form 10-KSB/A-2 of ITEX Corporation;

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

Dated:  December 17, 2002     /s/ Daniela C. Calvitti
                              ________________________
                              Daniela C. Calvitti
                              Chief Financial Officer
                              (Principal Accounting and Financial Officer)