Form 10QSB
period 2003-01-31
ITEX CORPORATION
filed 2003-03-14
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 31, 2003

                         Commission File Number 0-18275

                                ITEX CORPORATION

        (Exact name of small business issuer as specified in its charter)

                    Nevada                               93-0922994
 --------------------------------              ---------------------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  916-679-1111
                     ---------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                       No
                    -------                       -------

As of January 31, 2003, the Company had 17,727,565 shares of common stock outstanding.

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended January 31, 2003


                                      INDEX



                                                                         Page(s)

PART I.      Financial Information

     ITEM 1. Financial Statements

             Consolidated Balance Sheets as of
             January 31, 2003 (unaudited) and July 31, 2002                  1

             Consolidated Statements of Operations for the
             Three and Six Month Periods Ended January 31, 2003
             and 2002(unaudited)                                             2

             Consolidated Statements of Cash Flows for the Six
             Month Periods Ended January 31, 2003 and 2002(unaudited)        3

             Notes to Consolidated Financial Statements                     4-5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            5-10

     ITEM 3. Controls and Procedures                                         10

PART II.     Other Information

     ITEM 1. Legal Proceedings 10

     ITEM 4. Submission of Matters to a Vote of Security Holders           10-11

     ITEM 6. Exhibits and Reports on Form 8-K                              12-16

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              January 31, 2003      July 31, 2002
                                                                (unaudited)
                                                              -------------------  ---------------
                           Assets
Current assets:
     Cash and cash equivalents                               $            259     $            90
     Accounts receivable                                                  716                 896
     Receivable - regional office sales                                    58                  74
     Prepaids and other current assets                                    360                 130
                                                              ----------------     ---------------
Total current assets                                                    1,393               1,190

Property and equipment, net of accumulated depreciation of
 $619 and $561                                                            214                 241
Purchased member lists, net                                               722                 941
Receivable - regional office sales, less current portion                  246                 253
Other assets                                                               87                  82
                                                              ----------------     ---------------
               Total assets                                             2,662               2,707
                                                              ================     ===============

            Liabilities and stockholders' equity
Current liabilities:
Current debt                                                              305                 300
Accounts payable                                                          250                 435
Commissions payable to brokers                                            943                 680
Accrued payroll and taxes                                                 187                 242
Accrued audit and legal fees                                              185                 350
Other current liabilities                                                 508                 511
                                                              ----------------     ---------------
Total current liabilities                                               2,378               2,518

Deferred revenue                                                          118                 149

                                                              ----------------     ---------------
               Total liabilities                                        2,496               2,667

Stockholders' equity:
Common stock, $.01 par value; 50,000,000 shares authorized;
 17,727,565 (2003 and 2002) shares issues and outstanding                 177                 177
Additional paid-in capital                                             29,227              29,226
Treasury stock, at cost (2,000 shares)                                    (10)                (10)
Accumulated deficit                                                   (29,228)            (29,353)
                                                              ----------------     ---------------
Total stockholders' equity                                                166                  40

                Total liabilities and stockholders' equity   $          2,662     $         2,707
                                                              ================     ===============

The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                            JANUARY 31, 2003 AND 2002
                    (In thousands, except per share amounts)

                                           Three Months Ended January 31, Six Months Ended January 31,
                                              2003            2002            2003            2002
                                          --------------  --------------  --------------  -------------
                                           (unaudited)                     (unaudited)
Revenue
Trade exchange revenue                           $2,770          $2,661          $5,432         $5,205

Costs and expenses
Costs of trade exchange revenue                   1,696           1,468           3,206          2,821
Selling, general and administrative                 813           1,130           1,672          2,624
Costs of regulatory and litigation matters          (40)            173             (13)           348
Depreciation and amortization                       141             185             277            436
Proxy costs                                         151               -             151              -
                                          --------------  --------------  --------------  -------------
                                                  2,761           2,956           5,293          6,229

 Income (loss) from operations                        9            (295)            139         (1,024)

Other income (expense)
Interest income (expense), net                       (6)              2             (14)           (31)
Miscellaneous, net                                    -             138               -            173
                                          --------------  --------------  --------------  -------------
                                                     (6)            140             (14)           142

Income (loss) before income taxes                     3            (155)            125           (882)

Provision for income taxes                            -               -               -              -
                                          --------------  --------------  --------------  -------------

Net income (loss)                                    $3           $(155)           $125          $(882)

Other comprehensive income - holding gain
 on securities                                        -              60               -             94
                                          --------------  --------------  --------------  -------------

Comprehensive income (loss)                          $3            $(95)           $125          $(788)

Earnings (loss) per common share
     Basic                                         0.00           (0.01)           0.01          (0.05)
     Diluted                                       0.00           (0.01)           0.01          (0.05)

Average common equivalent shares
     Basic                                       17,728          16,383          17,728         16,383
     Diluted                                     18,563          16,383          18,563         16,383

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended January 31,
                                                              2003              2002
                                                          -------------      ------------
                                                           (unaudited)
Cash flows from operating activities:
Net income (loss)                                        $         125      $       (882)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Gain on sale of regional offices                                  -              (283)
   Imputed interest from regional office receivables                (6)                -
   Loss on disposal of building                                      -               160
   Stock based compensation                                          -               100
   Fixed assets purchased with trade dollars                       (13)                -
   Depreciation and amortization                                   277               436
   Change in allowance for uncollectible accounts                   12                 -
Changes in operating assets and liabilities:
   Accounts receivable                                             168               110
   Prepaids and other current assets                              (235)             (155)
   Accounts payable and other current liabilities                 (403)              746
   Commissions payable to brokers                                  263              (240)
   Non-current deferred revenue                                    (31)              (18)
                                                          -------------      ------------
  Net cash provided by (used in) operating
   activities                                                      157               (26)
                                                          -------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                            (18)              (11)
     Proceeds from sales of regional offices                        29                 -
     Proceeds from sale of securities                                -                18
                                                          -------------      ------------
     Net cash provided by investing activities                      11                 7
                                                          -------------      ------------

Cash flows from financing activities:
Repayments on third party indebtedness                               -              (249)
Stock options excercised                                             1                 -
                                                          -------------      ------------
     Net cash provided by (used in) financing
      activities                                                     1              (249)
                                                          -------------      ------------

Net increase (decrease) in cash and cash equivalents               169              (268)

Cash and cash equivalents at beginning of period                    90             1,006
                                                          -------------      ------------

Cash and cash equivalents at end of period               $         259      $        738
                                                          =============      ============

Supplemental cash flow information:
----------------------------------------------------
   Cash paid for interest                                $          23      $         19
   Cash paid for income taxes                            $           -      $          -

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months period ended January 31, 2003 (unaudited)


NOTE A - The Company

ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. The Company operates a retail trade exchange for which it acts as third party record-keeper and in many cases, an independent licensed broker for transactions between members of the exchange. The Company charges monthly association fees and percentage based transaction fees.

NOTE B - Financial Statements

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2003; the results of operations for the three and six month periods ended January 31, 2003 and 2002; and cash flows for the six month periods ended January 31, 2003 and 2002. The results of operations for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2003.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report filed on Form 10-KSB.

Certain reclassifications have been made to the financial statements of prior periods to conform to the January 31, 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

NOTE C - Cash, Accounts Receivable & Broker Commissions

The Company operates using four week billing and payroll cycles. The timing difference between the four week cycles and the Company's reporting periods causes fluctuations in cash, accounts receivable and broker commissions. Cash and accounts receivable are primarily affected by the autopay runs created from clients who have allowed the company to retain their credit card or checking account information. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. Similarly, the timing of payroll, based on four week cycles, will affect the balance in broker commissions payable.

NOTE D - Prepaids & Other Current Assets

As of January 31, 2003, prepaids and other current assets included the GST receivable (discussed below) of $128 as well as unamortized prepaid D&O insurance of $62. In addition, the Company has paid for several upcoming franchise shows and prepaid franchise advertising as it focuses on growing the franchise model. The expense related to franchise shows is recognized as the shows occur.

NOTE E - Current Debt

As reported in the Company's 10-KSB for the year ended July 31, 2002, the Company had a $300 short-term note payable, bearing interest of 16% with principal due on December 31, 2002. This note is secured by certain personally owned real property of the Company's former President and CEO.

The Company has negotiated an extension of the loan to December 15, 2003. The note accrues interest at 16% and the Company will be required to pay a 4% extension fee.

NOTE F - GST Receivable and Payable

The Company has been contacted by the Canadian Customs and Revenue Agency ("CCRA") regarding Goods and Services Tax ("GST") that should be charged to Canadian ITEX clients. The Company has been assessed GST retro-active to March 1, 2001 and has made a payment totaling $33 (US) against the liability.

Included in other current assets and liabilities as of January 31, 2003, is a GST receivable and payable of $128 (US$) and $120 (US$), respectively. The receivable includes a $25 (US$) reserve to account for the possibility that the Company may not be able to fully collect on some of the older GST balances.

Canadian businesses are required to collect GST on goods and services provided to their customers. At the end of each reporting period, they are allowed to deduct any GST paid to vendors from the amount remitted to the CCRA. The Company believes that the risk of non-collection is minimized because of this Canadian business practice and feels that a $25 (US$) reserve will be sufficient to cover any potentially non-collectible amounts.

NOTE G - Related Party

Included in accounts payable is an amount due to one of its officers for approximately $34 related to expense reimbursements. Also included is a $30 payable to a current director from a fiscal 2002 consulting agreement.

NOTE H - Subsequent Event

On February 20, 2003, each of the four newly elected non-employee Directors were issued 40,000 shares of ITEX Corporation stock for their current term which lasts until the next annual shareholders meeting. The shares were valued at the higher of the twelve months trailing average or the closing price as of the day of grant; $0.22 was the higher value based on closing price. As the next annual meeting date has been set for December 2003, the Company will recognize the expense related to the issued shares over the next eleven months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share amounts)

The following discussion of the financial condition and results of operations of ITEX Corporation (the "Company" or "ITEX") should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of January 31, 2003 unless otherwise noted.

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to: the increase and retention of qualified Independent Licensed Brokers and Franchisees, increasing and expanding the membership base and number of trades, generating working capital, acquiring and integrating trade exchanges, and other risks faced by us described below in the section entitled "Risk Factors" and elsewhere in this report, and in other documents we file with the Securities and Exchange Commission, including without limitation our Form 10-KSBs and Form 10-QSBs. You should not place undue reliance on these forward-looking statements, which are based on information available to the Company as of the date of this report and which reflect management's opinions only. ITEX undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview
--------

ITEX Corporation and its subsidiaries operate what it believes is one of the leading retail trade exchanges in the United States and Canada. ITEX provides business-to-business barter services for retail, professional, media and other corporate members. The ITEX Retail Trade Exchange headquartered in Sacramento, California, has in excess of 18,000 members who, collectively, make up the trade exchange. The Company administers the trade exchange and acts as a third-party record-keeper for transactions entered into by the members. ITEX began its barter business in 1986. ITEX is a Nevada corporation with its principal executive offices located at 3400 Cottage Way, Sacramento, California 95825.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and to the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Revenue Recognition
-------------------

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

ITEX also receives cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the ITEX trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the ITEX trade dollar amount of that member's purchases and sales during the period.

As described below under accounting for trade dollar activity, the Company has not recorded revenues for trade dollars received in exchanges with its trade exchange members, with the exception of certain trade dollars used for the purchase of fixed assets.

Accounting for Trade Dollar Activity
------------------------------------

The Company receives trade dollars for monthly services provided to its trade exchange members, and for exchanges of goods or services between the Company and its members. The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company has spent substantially all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimable or determinable value for these goods and services and the Company has not historically spent cash for such goods and services, they are not reflected in the accompanying financial statements.

During the first two quarters of fiscal 2003, the Company recognized in its financial statements $13 in fixed assets purchased with trade dollars because the fair value was readily determinable and the Company has spent cash for similar assets. During this time period, the Company received an estimated 2,494 trade dollars and expended an estimated 2,599 trade dollars. These trade dollars are not reflected in the accompanying financial statements.

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

Valuation of Purchase Member Lists
----------------------------------

We assess the possible impairment of our purchase member lists whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

-- Significant underperformance relative to expected historical or projected future operating results
-- Significant changes in the manner of our use of the acquired assets or the strategy for our overall business
-- Significant negative industry or economic trends; significant decline in our stock price for a sustained period
--   Our market capitalization relative to net book value

The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At January 31, 2003, the Company determined no impairment was appropriate.

RESULTS OF OPERATIONS

Trade exchange revenue and costs
--------------------------------

The Company earned trade exchange revenue for the three month periods ended January 31, 2003 and 2002 of $2,770 and $2,661, respectively, and for the six month periods ended January 31, 2003 and 2002 of $5,432 and $5,205, respectively. The Company incurred costs of trade exchange revenue for the three months ended January 31, 2003 and 2002 of $1,696 and $1,468, respectively, and for the six months ended January 31, 2003 and 2002 of $3,206 and $2,821, respectively. While trade exchange revenue has remained relatively constant during the three and six month periods ended January 31, 2003 compared to 2002, the cost of trade exchange revenue has increased as a result of the increased broker commissions related to the conversion of corporate offices to Independent Broker Offices during the second quarter of fiscal 2002. Corporate trade directors are paid commissions at a significantly lower level than independent licensed brokers, therefore, when an office becomes a brokerage, commissions increase significantly. In addition, during the first six months of fiscal 2003, the Company incurred costs related to trade auctions and trade shows in order to provide members with additional ways to purchase and sell hard goods using their ITEX trade dollars.

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

Initial Franchise Fees and Related Franchise Costs
--------------------------------------------------

Initial franchise fees paid by franchisees will be recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the franchise commences operations. Initial franchise fees collected by the Company before all material services and conditions are substantially performed are recorded as deferred franchise sales revenue. The corresponding incremental franchise development costs are also deferred, but not in excess of the estimated deferred revenue. Estimated costs to open the franchise are expensed when the revenue is recognized.

During the three months ended January 31, 2003, the Company recognized $8 in non-recurring franchise revenue for franchises sold to existing brokers which was included in trade exchange revenue in the accompanying financial statements.

Selling, general and administrative expenses
--------------------------------------------

The Company incurred selling, general and administrative expenses for the three month periods ended January 31, 2003 and 2002 of $813 and $1,130, respectively and for the six month periods ended January 31, 2003 and 2002 of $1,672 and $2,624, respectively. The significant decrease in SG&A expenses reflects the initial outcome of the corporate restructuring plan as announced by the company in November 2001. Wages and salaries decreased approximately $680 or 40% from second fiscal quarter 2002, as a result of the elimination of several non-essential positions. During fiscal 2003, the Company recognized franchise related expenditures of $85 primarily consisting of marketing and consulting for the Company's expansion into the franchise market whereas in prior fiscal years there were no such expenditures. In addition, the Company had significant decreases in its professional fees and corporate consulting expenses.

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

Costs and expenses of regulatory and litigation matters
-------------------------------------------------------

The Company incurred costs and expenses related to regulatory and litigation matters for the three month periods ended January 31, 2003 and 2002 of ($40) and $173, respectively and for the six month periods ended January 31, 2003 and 2002 of ($13) and $348, respectively. The decrease is a result of agreements with legal counsel wherein the Company will pay specific dollar amounts according to payment arrangements. In return, the Company was granted a significant reduction of the prior balance due. In addition, during the second quarter of fiscal 2003, legal reserves were decreased based on management's most recent assessment of the potential litigation liabilities.

During the first and second quarters, the Company had no new litigation matters. Any expenses incurred represent the costs associated with the Company's compliance to regulatory requirements, offset by the items discussed above.

Depreciation and amortization
-----------------------------

The Company recognized depreciation and amortization expense for the three month periods ended January 31, 2003 and 2002 of $141 and $185, respectively and for the six month periods ended January 31, 2003 and 2002 of $277 and $436, respectively. The decrease is due to reduced depreciation expense related to the disposal of the corporate headquarters building during the second quarter of fiscal 2002. The Company is currently leasing office space in the same building for $13 per month.

Proxy costs
-----------
During the quarter ended January 31, 2003, the Company recognized $151 in expense associated with the proxy contest related to the annual meeting of shareholders on January 31, 2003. See ITEM 4. - Submission of Matters to a Vote of Security Holders.

Miscellaneous Income
--------------------

During the quarter ended January 31, 2002, the Company sold four of its regional offices, realizing a gain of $283 included in miscellaneous income (expense). The gain was offset by a loss of $160 from the disposal of the Company's corporate headquarters building.

Highlights
----------
The following highlights some of the savings in the first six months of this year, compared to the same period in 2002:

-- Decrease in employee related expenses, including salaries and wages, payroll taxes and medical benefits of $679 or 40% .
-- Decrease in equipment rent expense of $48 or 58%, related to management's successful settlement of several large capital lease obligations.
-- Decrease in office and storage rent, utilities and telephone expense of $110 or 38%, primarily related to the sale of previously owned corporate offices to independent licensed brokers.
-- Decrease in depreciation expense of $146 or 72%, related to the disposal of the corporate headquarters building in January 2002.
-- The Company has made significant improvements in the handling of its delinquent receivables during the past year, and has created a more efficient process for collecting funds in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Results for the Six Months Ended January 31, 2003
-------------------------------------------------

During the first six moths of fiscal 2003, the Company funded its activities through operations. At January 31, 2003, we had approximately $259 in cash. The Company operates using four week billing and payroll cycles. The timing difference between the four week cycles and the Company's reporting periods causes fluctuations in cash, accounts receivable and broker commissions. Cash and accounts receivable are primarily affected by the autopay runs created from clients who have allowed the company to retain their credit card or checking account information. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. Similarly, the timing of payroll, based on four week cycles, will affect the balance in broker commissions payable.

During the six months ending January 31, 2003, the Company reported net cash provided by operating activities of $157 as compared to net cash used in operating activities of $(26) for the six months ending January 31, 2002. The increase in net cash provided in operating activities is largely due to the significant decrease in operating expenditures consistent with the corporate restructuring plan.

During the six months ending January 31, 2003, the Company reported net cash provided by investing activities of $11, resulting from proceeds received from the sale of regional offices of $29, offset by the purchase of fixed assets of $18, primarily consisting of computer equipment. During the six months ending January 31, 2002, the Company reported net cash provided by investing activities of $7, resulting from proceeds received from the sale of securities of $18, offset by the purchase of fixed assets of $11.

During the six months ending January 31, 2003, the Company reported net cash provided in financing activities of $1, resulting from the exercise of stock options, compared to net cash used in financing activities for the six months ended January 31, 2002 of $(249) related to payments made to Network Commerce for the purchase of Ubarter.com during the previous fiscal year.

At January 31, 2003, the Company's working capital deficit was $985 compared to a deficit of $1,328 at July 31, 2002. At January 31, 2003, stockholders' equity increased to $166 from $40 at July 31, 2002 primarily resulting from the Company's net income of $125 in the first six months of fiscal 2003.

Income tax filings
------------------

As reported in the Notes to Consolidated Financial Statements for the first quarter of fiscal 2003, the Company was delinquent in its federal income tax filings for 1999, 2000, 2001 and 2002. During the second quarter of fiscal 2003, the Company was able to complete all outstanding federal income tax returns and anticipates filing the returns before the end of the fiscal year. The Company does not have any income tax obligations related to these filings.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Desert Rose Foods Litigation

On April 28, 2000, an action was brought in the Circuit Court of Fairfax County, Virginia styled Desert Rose Foods, Inc. v. ITEX Corporation, et al. for breach of contract, fraud and violations of federal law. The suit arose out of the sale on or about March 2, 1998, of salsa and other food products by Desert Rose Foods, Inc., to the Company. The salsa had a value of approximately $133. Desert Rose Foods, Inc. (now known as Schaheen, Inc.) asked for $750 compensatory damages, punitive damages, other statutory damages, interest and attorneys' fees. The Company filed an answer, grounds of defense and demurrer, and denied all of the Plaintiff's material allegations. On March 21, 2001, Desert Rose Foods voluntarily dismissed the lawsuit, but the dismissal was without prejudice to re-filing the lawsuit at a later date. Desert Rose Foods re-filed the lawsuit on March 4, 2002, and trial of the case was held on February 24, 2003. At the close of the Plaintiff's case, the Judge struck the Plaintiff's evidence and granted judgment in favor of the Company. Judgment on the fraud count was entered with prejudice. Judgment on the breach of contract count was entered without prejudice. Desert Rose Foods, Inc., could re-file the breach of contract claim at a later date to seek damages for any future breach of the parties' contract. The Company will ask the trial Judge to award attorneys' fees and costs against Desert Rose Foods, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our stockholders was held on January 31, 2003 in Sacramento, California. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on December 2, 2002 ("Record Date") were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 17,727,565 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 10,880,870 shares represented at the Annual Meeting in person or by proxy, representing 61.4 percent of the total number of shares outstanding. Various matters were submitted for a vote by the shareholders as summarized below.

PROPOSAL # 1 - Election of directors.

The following directors were elected to serve on the ITEX Board of Directors for a one-year term. No other director's term of office continued after the meeting.

                                                                                                Vote of the Stockholders

      Directors                          Positions and Offices Held Within the Company    For                   Withheld
      -----------------------------------------------------------------------------------------------------------------------------
      -----------------------------------------------------------------------------------------------------------------------------



      Lewis "Spike" Humer                CEO, President, Director                         10,125,057            490,812
      John Wade                          Secretary, Treasurer, Director                   7,029,455             111,439
      Steven White                       Chairman                                         7,028,919             111,975
      Eric Best                          Director                                         6,936,655             111,439
      Alan Zimmelman                     Director                                         6,935,119             112,975
      Jay Abraham                        Director                                         3,724,626             163,949

Subsequent to the closing of the polls on January 31, 2003, and the certification of the election results on February 5, 2003, stockholders and the new board members received notice that Mr. Abraham had removed his candidacy. The vacancy created by Mr. Abraham's declination to serve has not been filled by the board.

PROPOSAL # 2 - To approve the adoption of the 2003 Equity Incentive Plan.

The proposal to approve the adoption of the ITEX Corporation 2003 Equity Incentive Plan was not approved in that the proposal did not receive the affirmative vote of a majority of the shares represented at the Annual Meeting, as required by the bylaws. The vote was 4,523,600 for, 4,374,173 against, and 743,437 abstaining.

PROPOSAL # 3 - Ratification of independent accountants.

The proposal to approve the selection of Ehrhardt, Keefe, Steiner & Hottman PC as independent auditors was not approved in that the proposal did not receive the affirmative vote of a majority of the shares represented at the Annual Meeting, as required by the bylaws. The vote was 5,093,012 for, 3,707,253 against and 1,031,866 abstaining.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as a part of this report:

EX - 99.1       Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX - 99.2       Certification by Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended January 31, 2003.

(1) January 16, 2003 - Resignation of board member Collie Christensen and board's response to items contained within the resignation letter.

(2) January 16, 2003 - Letter from former board member, Gerry Harris, regarding resignation from board effective July 31, 2002 and board's response to items contained within the letter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ITEX CORPORATION
                         (Registrant)

Date: March 14, 2003     /s/  Lewis "Spike" Humer, Jr.
---------------------    -----------------------------
---------------------    -----------------------------
                         By:  Lewis "Spike" Humer, Jr., President and Chief
                              Executive Officer

Date: March 14, 2003     /s/  Daniela C. Calvitti
---------------------    -----------------------------
---------------------    -----------------------------
                         By:  Daniela C. Calvitti, Chief Financial Officer

                                  CERTIFICATION

I, Lewis "Spike" Humer, Jr., certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 14, 2003                            /s/ Lewis Humer
          --------------                            ---------------
                                                    Lewis "Spike" Humer, Jr.
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Daniela C. Calvitti, certify that:

     7.   I have reviewed this quarterly report on Form 10-QSB of ITEX
          Corporation;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 14, 2003                            /s/ Daniela Calvitti
          --------------                            --------------------
                                                    Daniela C. Calvitti
                                                    Chief Financial Officer