Form 10QSB
period 2003-04-30
ITEX CORPORATION
filed 2003-06-24
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2003

                         Commission File Number 0-18275

                                ITEX CORPORATION

        (Exact name of small business issuer as specified in its charter)

                    Nevada                            93-0922994
       ---------------------------------         ----------------------
          (State or other jurisdiction              (IRS Employer
       of incorporation or organization)         Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  916-679-1111
       ------------------------------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X                No
               -----                 -----


As of June 20, 2003, the Company had 18,163,815 shares of common stock outstanding.



                                ITEX CORPORATION
                                   FORM 10-QSB
                  For The Quarterly Period Ended April 30, 2003


                                      INDEX


                                                                                                       Page(s)
PART  I.       Financial Information
   ITEM 1.     Financial Statements
               Consolidated Balance Sheets as of April 30, 2003 (unaudited) and July 31, 2002             1

               Consolidated Statements of Operations for the Three and
               Nine Month Periods Ended April 30, 2003 and 2002 (unaudited)                               2

               Consolidated Statements of Cash Flows for the Nine Month Periods Ended
               April 30, 2003 and 2002 (unaudited)                                                        3

               Notes to Consolidated Financial Statements                                                4-7
   ITEM 2.
               Management's Discussion and Analysis of Financial Condition and Results of Operations     7-11
   ITEM 3.     Controls and Procedures                                                                    12
PART II.       Other Information                                                                          12
   ITEM 1.     Legal Proceedings                                                                          12
   ITEM 5.     Other Information                                                                          12

   ITEM 6.     Exhibits and Reports on Form 8-K                                                           13
===============================



                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                       April 30, 2003            July 31, 2002
                                                                                        (unaudited)
                                                                                      ---------------             -----------
                         Assets
Current assets:
     Cash and cash equivalents                                                                $   327                 $   90
     Accounts receivable                                                                          760                    896
     Receivable - regional office sales                                                            58                     74
     Prepaids and other current assets                                                            333                    130
                                                                                      ----------------      ----------------
Total current assets                                                                            1,478                  1,190

Property and equipment, net of accumulated depreciation of $649 and $561                          189                    241
Purchased member lists, net                                                                       612                    941
Receivable - regional office sales, less current portion                                          232                    253
Other assets                                                                                       81                     82
                                                                                      ----------------      ----------------
               Total assets                                                                     2,592                  2,707
                                                                                      ================      ================

                    Liabilities and stockholders' equity
Current liabilities:
Current debt                                                                                      308                    300
Accounts payable                                                                                  211                    435
Commissions payable to brokers                                                                  1,067                    680
Accrued payroll and taxes                                                                         173                    242
Accrued audit and legal fees                                                                       84                    350
Other current liabilities                                                                         367                    511
                                                                                      ----------------      ----------------
Total current liabilities                                                                       2,210                  2,518

Deferred revenue                                                                                  105                    149

                                                                                      ----------------      ----------------
               Total liabilities                                                                2,315                  2,667

Stockholders' equity:
Common stock, $.01 par value; 50,000,000 shares authorized;
 18,163,815 (2003) and 17,727,565 (2002) shares issues and outstanding                            182                    177
Additional paid-in capital                                                                     29,312                 29,226
Treasury stock, at cost (2,000 shares)                                                            (10)                   (10)
Foreign currency translation                                                                        7                      -
Accumulated deficit                                                                           (29,214)               (29,353)
                                                                                      ----------------      ----------------
Total stockholders' equity                                                                        277                     40

                Total liabilities and stockholders' equity                                $     2,592          $       2,707
                                                                                      ================      ================

                        The accompanying notes are an integral part of the consolidated financial statements




                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             APRIL 30, 2003 AND 2002
                    (In thousands, except per share amounts)




                                                                Three Months                 Nine Months
                                                               Ended April 30,              Ended April 30,
                                                           2003             2002          2003           2002
                                                         --------         --------      --------       --------
                                                                (unaudited)                   (unaudited)
Revenue
Trade exchange revenue                                    $ 2,711         $ 2,722       $ 8,143         $ 7,928

Costs and expenses
Costs of trade exchange revenue                             1,661           1,417         4,867           4,238
Selling, general and administrative                           833             964         2,505           3,588
Costs of regulatory and litigation matters                     89              20            76             367
Depreciation and amortization                                 139             166           416             602
Proxy costs                                                    31               -           183               -
                                                        ----------     -----------    ----------      ----------
                                                            2,753           2,567         8,047           8,795

 Income (loss) from operations                                (42)            155            96            (867)

Other income (expense)
Interest income (expense), net                                 (9)            (36)          (23)            (67)
Miscellaneous, net                                             66              10            66             183
Gain on sale of securities                                      -              56             -              56
                                                        ----------     -----------    ----------      ----------
                                                               57              30            43             172

Income (loss) before income taxes                              15             185           139            (695)

Provision for income taxes                                      -               -             -               -
                                                        ----------     -----------    ----------      ----------

Net income (loss)                                            $ 15           $ 185         $ 139          $ (695)

Other comprehensive income - holding gain on securities         -             (10)            -               8
                                                        ----------     -----------    ----------      ----------

Comprehensive income (loss)                                  $ 15           $ 175         $ 139          $ (687)

Earnings (loss) per common share
     Basic                                                   0.00           (0.01)         0.01           (0.04)
     Diluted                                                 0.00           (0.01)         0.01           (0.04)

Average common equivalent shares
     Basic                                                 17,731          17,972        17,731          17,972
     Diluted                                               18,182          17,972        18,182          17,972


                        The accompanying notes are an integral part of the consolidated financial statements


                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                [OBJECT OMITTED]


                                                                                               Nine Months Ended April 30,
                                                                                           2003                          2002
                                                                                      --------------                --------------
                                                                                                       (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                                      $    139                  $      (695)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
   Gain on sale of regional offices                                                             -                         (323)
   Imputed interest from regional office receivables                                          (12)                           -
   Loss on disposal of building                                                                 -                          190
   Stock based compensation                                                                    86                          114
   Realized gain on sale of marketable securities                                               -                          (56)
   Depreciation and amortization                                                              417                          602
   Change in allowance for uncollectible accounts                                              12                            -
   Accrued interest on note payable                                                             8
Changes in operating assets and liabilities:
   Accounts receivable                                                                        124                           41
   Prepaids and other current assets                                                         (202)                         (92)
   Accounts payable, accruals, and other current liabilities                                 (716)                          29
   Commissions payable to brokers                                                             387                         (170)
   Non-current deferred revenue                                                               (44)                           -
                                                                                ------------------               --------------
  Net cash provided by (used in) operating activities                                         199                         (360)
                                                                                ------------------               --------------

Cash flows from investing activities:
     Purchase of property and equipment                                                       (23)                         (28)
     Proceeds from sales of regional offices                                                   49                            -
     Proceeds from sale of securities                                                           -                           56
                                                                                ------------------               --------------
     Net cash provided by investing activities                                                 26                           28
                                                                                ------------------               --------------

Cash flows from financing activities:
Repayments on third party indebtedness                                                          -                         (372)
Stock options exercised                                                                         5                            -
                                                                                ------------------               --------------
     Net cash provided by (used in) financing activities                                        5                         (372)
                                                                                ------------------               --------------

                                                                                ------------------               --------------
Effective exchange rate on cash and cash equivalents                                            7                            -
                                                                                ------------------               --------------

Net increase (decrease) in cash and cash equivalents                                          237                         (704)

Cash and cash equivalents at beginning of period                                               90                        1,006
                                                                                ------------------               --------------

Cash and cash equivalents at end of period                                      $             327                  $       302
                                                                                ==================               ==============

Supplemental cash flow information:
   Cash paid for interest                                                       $             20                   $       76
   Cash paid for income taxes                                                   $              -                   $        -


                                The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2003 (unaudited) In thousands (except share and per share amounts)


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

NOTE B - Financial Statements

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2003; the results of operations for the three and nine month periods ended April 30, 2003 and 2002; and cash flows for the nine month periods ended April 30, 2003 and 2002. The results of operations for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2003.

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

Certain reclassifications have been made to the financial statements of prior periods to conform to the April 30, 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

NOTE C - Cash, Accounts Receivable & Commissions Payable to Brokers

The Company operates using four week billing and payroll cycles. The timing difference between the four week operating cycles and the Company's quarterly reporting periods causes fluctuations in cash, accounts receivable and commissions payable to brokers.


- Cash and accounts receivable are primarily affected by the autopay runs created from clients who have allowed the company to retain their credit card or checking account information. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. For the three months ending April 30, 2003, the cash balance is $327 and the accounts receivable balance is $760.
- Similarly, the timing of payroll, based on four week cycles, will affect the balance in commissions payable to brokers. For the three months ending April 30, 2003 ITEX shows $1,067 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final. The advance broker commission for any given cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle.


NOTE D - Prepaids & Other Current Assets

As of April 30, 2003, prepaids and other current assets of $333 included GST receivable (discussed in Note F) of $135 as well as prepaid D&O insurance of $31. Also included in this balance was $26 related to prepaid board compensation arising from the issuance of stock to the board members, $27 in deferred franchising costs, $22 in deferred commissions, and $13 in prepaid lease deposits. The remaining balance consists of $79 in operating prepaid expenses.

NOTE E - Current Debt

The Company has a $300 short-term note payable, bearing interest of 16% with principal due on December 15, 2003. This note is secured by certain personally owned real property of the Company's former President and CEO.


NOTE F - GST Receivable and Payable

The Company has been contacted by the Canadian Customs and Revenue Agency ("CCRA") regarding Goods and Services Tax ("GST") that should be charged to Canadian ITEX clients. The Company has been assessed GST retroactive to March 1, 2001 and has made payments totaling $59 (US) against the liability.

Included in other current assets and liabilities as of April 30, 2003, is a GST receivable and payable of $135 (US$) and $117 (US$), respectively. The receivable includes a $25 (US$) reserve to account for the possibility that the Company may not be able to fully collect on some of the older GST balances. Canadian businesses are required to collect GST on goods and services provided to their customers. At the end of each reporting period, they are allowed to deduct any GST paid to vendors from the amount remitted to the CCRA. The Company believes that the risk of non-collection is minimized because of this Canadian business practice and believes a $25 (US$) reserve will be sufficient to cover any potentially non-collectible amounts.

NOTE G - Stockholders' Equity

The Company granted 40,000 shares of stock to each of the newly elected non-employee Directors for a total of 160,000 restricted shares for their term of service (see Note H for more details).

During the quarter ended April 30, 2003, two members of the former Board of Directors exercised stock options to purchase 15,000 shares of common stock at $.09 per share.

The company issued 140,000 shares, at $0.20 per share, to an outside consultant and former Chairman as part of a previous consulting agreement.

The Company issued 100,000 shares of stock to a current officer at $0.22 per share. These shares were originally granted in December 1999 and were issued in April 2003.

NOTE H - Related Party

Included in accounts payable are amounts due to former officers totaling $95. Also included is $18 payable to a current director from a fiscal 2002 consulting agreement and $79 for reimbursement of proxy contest expenses.

On February 20, 2003, each of the four newly elected non-employee Directors were granted 40,000 shares of ITEX Corporation stock for their current term which lasts until the next annual shareholders meeting. The shares were valued at the higher of the twelve months trailing average or the closing price as of the day of grant; $0.22 was the higher value based on closing price. As the next annual meeting date has been set for December 2003, the Company recognizes the expense related to the issued shares over the next eleven months.

NOTE I - Litigation and Claims

In the matter of Desert Rose Foods, Inc. v. ITEX Corporation (Circuit Court of Fairfax County, Virginia, Case No. 199302), all claims between the parties were settled on March 21, 2003, including any appeals, claims for attorney fees and contractual issues. In consideration, ITEX agreed to issue 225,000 trade dollars to the plaintiffs.

On May 13-15, 2003, a jury trial was completed in the case of Moore, et al v. ITEX Corporation, et al. (Wendy Moore, Rocky Moore and Sweetwater Lone Tree Roofing, Inc. v. ITEX Corporation, Itex Trade Exchange, International Trade Exchange, Abilene Trade Exchange, Inc. Adam Keidl and Carol Phelps, filed in the 32nd Judicial District Court of Nolan County, Texas, Cause No. 18,317). The lawsuit involved claims brought under the Texas Deceptive Trade Practices Act
(DTPA) by a former ITEX Exchange member who claimed that certain employees of the local independent contractor/broker for ITEX, Abilene Trade Exchange, Inc., misrepresented certain aspects of the exchange system and ITEX which induced her and her company to become exchange members. Plaintiffs had sued the local broker and certain individual employees, along with ITEX Corporation, under a theory that ITEX is vicariously liable for the broker and its employees' actions as agents of ITEX Corporation. Plaintiffs requested actual damages along with attorney's fees and punitive damages as allowed under the DTPA. The jury found in favor of the lone corporate Plaintiff as against all Defendants, and awarded Plaintiff $104,551 in damages (reduced by $50,000 if the case is not appealed) for which ITEX is jointly and severally liable, plus additional damages of $32,000 of which ITEX is liable for $10,000. ITEX denied that it made any misrepresentations and that it was legally responsible for the actions of its independent contractor/broker. The contract between ITEX and the independent brokerage of the Abilene Trade exchange included an indemnification clause that provides that ITEX will be indemnified and held harmless from legal damages arising out of the operation of the brokerage's business. Management may contest the jury's finding by appeal or seek settlement. Although management believes there is reduced risk of exposure to liability as a result of the indemnification clause noted above, we have accrued $65 as of April 30, 2003 in the event we are unable to obtain full indemnification of the damages.

On June 4, 2003, an action was filed by United Trade Network against ITEX related to its opening of a company-owned store in Las Vegas, Nevada, and its employment of John Madera. (United Trade Network v. ITEX Corporation, John Madera, Does I-V, inclusive, filed in District Court, Clark County, Nevada, Case No. A468693). Plaintiff alleges that defendant Madera breached a covenant not to compete, and has alleged theft of trade secrets, tortuous interference with economic advantage and breach of contract. Plaintiff seeks injunctive relief ordering that the employment of Madera be terminated, that its trade secrets be protected and for compensatory damages in excess of $10,000. Management believes that its exposure to liability in this case is very limited. The Las Vegas office was subsequently closed on June 19, 2003.

In a matter related to the opening of a broker office in Salt Lake City, an action was filed against ITEX and its former CEO Lewis Humer by an existing ITEX broker (Graham Norris, Sr. and Zibco Corporation, DBA ITEX-in-Utah v. ITEX Corporation, Lewis "Spike" Humer, ITEX of Salt Lake, Eric Laker, Tina Marie Fowler and Does 1-10, filed in Third Judicial District, Salt Lake City, Utah, Case. No. 030909748). The complaint alleges breach of duty of good faith and fair dealing and intentional interference with current and prospective economic relations, and seeks unspecified damages, including punitive damages. Management believes that the underlying issues can be resolved and that the risk of exposure to liability in this case is minimal.

While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on our financial position or its results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

On April 7, 2003, as amended on June 20, 2003, ITEX entered into a Settlement Agreement and Mutual Release with former CEO Collins Christensen to resolve all claims between the parties. The agreement provided that ITEX will pay Christensen a total of $90,000 at the rate of $5,000 per month, beginning April 2003. The balance is payable without interest, so long as monthly payments are timely made. In addition, ITEX agreed to quit claim deed 20 lots located outside Montreal, Canada from existing inventory to Mr. Christensen in "as-is" condition, with Mr. Christensen paying any legal, filing, title, recording or closing costs associated with the lots. In consideration, Mr. Christensen dropped all claims for legal fee reimbursements, compensation, trade dollars, stock or options, closed all ITEX trade accounts, agreed to not trade in ITEX accounts for two years, and agreed to limitations in open market sales of his common stock.

Other Litigation

In the normal course of business, the Company may become party to other claims and suits that arise from time to time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of April 30, 2003 unless otherwise noted.

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to: the addition and retention of qualified Independent Licensed Brokers and Franchisees, our ability to expand our membership base and trade volume, whether we can generate adequate working capital, the acquisition and integration of trade exchanges, and other risks faced by us described elsewhere in this report and in the section entitled "Risk Factors" in other documents we file with the Securities and Exchange Commission, including without limitation our Form 10-KSBs and Form 10-QSBs. You should not place undue reliance on these forward-looking statements, which are based on information available to the Company as of the date of this report and which reflect management's opinions only. ITEX undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

ITEX Corporation and its subsidiaries operate what we believe to be one of the leading retail trade exchanges in the United States and Canada. ITEX provides business-to-business barter services for retail, professional, media and other corporate members. The ITEX Retail Trade Exchange headquartered in Sacramento, California, has in excess of 15,000 members who, collectively, make up the trade exchange. ITEX administers the trade exchange and acts as a third-party record-keeper for transactions entered into by the members. We began our barter business in 1986. ITEX is a Nevada corporation with its principal executive offices located at 3400 Cottage Way, Sacramento, California 95825.

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

Revenue Recognition

We recognize revenue from various cash fees charged in managing the trade exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the monthly service has been provided, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

We charge members of the trade exchange an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) and ten ITEX Trade Dollars each cycle (one hundred and thirty ITEX Trade Dollars annually) in accordance with its trade exchange member agreements.

We also receive cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the ITEX trade dollar amount of that member's purchases and sales during the period.

As described below under accounting for trade dollar activity, we do not record revenues for trade dollars received in exchanges with our trade exchange members.

Accounting for Trade Dollar Activity

We receive trade dollars for monthly services provided to our trade exchange members, and for exchanges of goods or services between ITEX and our members. We also expend trade dollars in the acquisition of goods or services used in our operations. Historically, we have spent substantially all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimable or determinable value for these goods and services and we have not historically spent cash for such goods and services, they are not reflected in the accompanying financial statements.

During the first three quarters of fiscal 2003 we earned an estimated 3,949 trade dollars and expensed an estimated 3,493 trade dollars. These trade dollars are not reflected in the accompanying financial statements.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, we generally record exchanges at the carrying value of goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as we have no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

Valuation of Purchase Member Lists

We assess the possible impairment of our purchase member lists whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

- Significant underperformance relative to expected historical or projected future operating results
- Significant changes in the manner of our use of the acquired assets or the strategy for our overall business
- Significant negative industry or economic trends; significant decline in our stock price for a sustained period
-    Our market capitalization relative to net book value

We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. At April 30, 2003, we determined no impairment was appropriate.

RESULTS OF OPERATIONS

Trade Exchange Revenue and Costs

ITEX earned trade exchange revenue for the three month periods ended April 30, 2003 and 2002 of $2,711 and $2,772, respectively, and for the nine month periods ended April 30, 2003 and 2002 of $8,143 and $7,928, respectively. We incurred costs of trade exchange revenue for the three months ended April 30, 2003 and 2002 of $1,661 and $1,417, respectively, and for the nine months ended April 30, 2003 and 2002 of $4,867 and $4,238, respectively. While trade exchange revenue has remained relatively constant during the three and nine month periods ended April 30, 2003 compared to 2002, the cost of trade exchange revenue has increased as a result of the increased broker commissions related to the conversion of our corporate offices to Independent Broker Offices during the second quarter of fiscal 2002. Corporate trade directors are paid commissions at a significantly lower level than independent licensed brokers, therefore, when a corporate office is sold and converted into a brokerage, commissions increase significantly. In addition, during the first nine months of fiscal 2003, we incurred costs that were not expended in previous years related to trade auctions and trade shows in order to provide members with additional ways to purchase and sell hard goods using their ITEX trade dollars.

We intend to continue to seek the sale of some or all of our corporate stores. ITEX has three company-owned and managed offices in the United States and two in Canada. Management believes that refocusing the business model on its broker and franchise network will streamline operations and save close to $1 million in overhead a year, as well as reducing corporate personnel and the responsibilities of office leases and support. In addition, by financing the sale of the existing corporate stores, we expect to be able to realize an additional positive impact to earnings over the next five years. The reduction in overhead will be offset, to a certain extent, by a reduction in gross profits due to increased broker commissions. Top-line revenue is not expected to be significantly impacted, since we will continue to collect revenue from these stores and will require that they stay within the ITEX broker and franchise network. Over the previous two years, four of the five corporate stores had a decline in annual revenue and we believe that new, seasoned ownership will be able to reverse this negative trend.

We will continue to seek to increase revenue through the sale and placement of ITEX Franchises, expanded marketing initiatives to attract increasing numbers of fee-paying members to the ITEX Trade Exchange, and continued implementation of enhanced trading and Customer Service programs to increase the trading activity and retention of ITEX Trade Exchange members. In addition, we will continue to enhance our e-commerce trading platform, our Customer Relationship Management software, and improving our trading technology through the use of "swipe-cards", online auctions, and multi-lingual member interfaces.

Initial Franchise Fees and Related Franchise Costs

Initial franchise fees paid by franchisees are recognized as revenue when all material services and conditions required to be performed by ITEX have been substantially completed, which is generally when the franchise commences operations. Initial franchise fees collected before all material services and conditions are substantially performed are recorded as deferred franchise sales revenue. The corresponding incremental franchise development costs are also deferred, but not in excess of the estimated deferred revenue.

During the three and nine month periods ended April 30, 2003, we recognized $15 and $23 in initial franchise revenue, included in trade exchange revenue in the accompanying financial statements.

During the quarter, we incurred $25 in expenses related to legal, professional and licensing fees related to franchising. In addition, we invested $49 in expenses related to marketing, sales and other costs to support the growing franchise portion of our business.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses for the three month periods ended April 30, 2003 and 2002 of $833 and $964, respectively and for the nine month periods ended April 30, 2003 and 2002 of $2,505 and $3,588, respectively. The decrease in SG&A expenses reflects the initial outcome of the overhead reductions initiated in November 2001. Wages and salaries decreased approximately $634 or 33% as compared to the nine month period ending April 30, 2002, as a result of the elimination of several non-essential positions. During fiscal 2003, we recognized franchise related expenditures of $146 primarily consisting of marketing and consulting for our expansion into the franchise market whereas in prior fiscal years there were no such expenditures. In addition, we significantly decreased our professional fees and corporate consulting expenditures during the same period.

Following the first quarter of fiscal 2002, we reduced the number of management and support staff in both the corporate and regional offices. Included in this reduction was the consolidation of our Corporate Trade Department with our Retail Exchange located in Sacramento, as we refocused on our core operations and expertise. International licensing was suspended with the exception of Canadian operations, which remains a core market of the ITEX Retail Trade Exchange. We also sold several regional offices to ITEX Independent Licensed Brokers in order to shift certain operational expenses and oversight. The sales of the regional offices allowed us to reduce significant expenses related to the regional operations while maintaining a substantial interest in the revenue stream generated from those offices through trade transactions and association fees.

Costs and Expenses of Regulatory and Litigation Matters

We incurred costs and expenses related to regulatory and litigation matters for the three month periods ended April 30, 2003 and 2002 of $89 and $20, respectively and for the nine month periods ended April 30, 2003 and 2002 of $76 and $367, respectively. The increase in the three month period is primarily a result of a legal settlement accrual for the Sweetwater case referenced both above under litigation and claims and below under legal proceedings. In addition, in the three month period ending April 30, 2003 ITEX accrued $23 for an agreement made with legal counsel related to the CASE proxy contest. Other increases of $27 in the three month period relate to general legal expenses incurred with various counsel work performed. These increases are offset primarily by a settlement with the former CEO which reduced a previous accrual and the expense by $35 (see discussion below). The decrease in the nine month period is a result of agreements with legal counsel as well as legal and non legal settlements. ITEX agreed to pay $80 over a five month period to satisfy amounts due to legal counsel. The $80 was a reduction of the actual balance due to legal counsel of $28. In addition, a settlement was made for $90 with the former CEO (see discussion below). ITEX had previously recognized $125 therefore a reduction of $35 occurred. ITEX reduced a previous accrued expense related to the Desert Rose case by $30. In addition, there were various smaller decreases that allowed for the overall nine month period decrease from the same period previous fiscal year.

The Company has not filed federal or state tax returns for the year 1999 through 2002.

Depreciation and Amortization

We recognized depreciation and amortization expense for the three month periods ended April 30, 2003 and 2002 of $139 and $166, respectively and for the nine month periods ended April 30, 2003 and 2002 of $416 and $602, respectively. The decrease in the three month comparison is a result of an agreement we made with our primary lease vendor in the fourth quarter of fiscal year 2002 to settle all current and future capital lease payments at a greatly discounted rate. The net effect was a reduction of net fixed assets of $29 and a subsequent reduction in depreciation expense related to those assets. The decrease over the nine month period ended April 30, 2003 is due to reduced depreciation expense related to the disposal of the corporate headquarters building during the second quarter of fiscal 2002. We are currently leasing office space in the same building for $13 per month.

Proxy costs

During the quarter ended April 30, 2003, the Company recognized an additional $31 in expense associated with the proxy contest related to the annual meeting of shareholders on January 31, 2003. The final adjusted claim submitted by Lakemont Capital, Ltd. included $30 of legal expenses incurred during the proxy contest. During the quarter ended April 30, 2003, the Company paid $7.5 and accrued the remaining balance of $22.5. Lakemont Capital, Ltd., is an affiliate of the current Chairman of the Board of ITEX Corporation.

Other income (expense)

During the quarter ended April 30, 2003, the Company recognized $66 related to the settlement of a consulting contract as miscellaneous expense. This is an increase over the three month period of the previous year of $56. This is a decrease over the nine month period of $117 due to the sale of regional offices and the loss on the disposal of the corporate building in the previous fiscal year.

Highlights

The following items highlight some of the savings in the first nine months of this year, compared to the same period in 2002:

- Decrease in employee related expenses, including salaries and wages, payroll taxes and medical benefits of $741 or 33%, related to staff reductions and the sale of previously owned corporate offices to independent licensed brokers.
- Decrease in equipment rent expense of $29 or 35%, related to the reduction of several large capital lease obligations.
- Decrease in office and storage rent, utilities and telephone expense of $132 or 31%, primarily related to the sale of previously owned corporate offices to independent licensed brokers.
- Decrease in depreciation expense of $187 or 31%, primarily related to the disposal of the corporate headquarters building in January 2002.
- Decrease in professional fees of $75 or 53%, resulting from decreased usage of outside professionals and consultants.
- Significant improvements in the handling of our delinquent receivables during the past year, and the creation of a more efficient process for collecting funds in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

Results for the Nine Months Ended April 30, 2003

During the first nine months of fiscal 2003, we funded our activities through operations. At April 30, 2003, we had approximately $327 in cash and cash equivalents. We operate using four week billing and payroll cycles. The timing difference between the four week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. Cash and accounts receivable are primarily affected by the autopay runs created from clients who have allowed us to retain their credit card or checking account information. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. Similarly, the timing of payroll, based on four week cycles, will affect the balance in broker commissions payable.

During the nine months ending April 30, 2003, we received net cash from our operating activities of $199 as compared to net cash used in operating activities of $(360) for the nine months ending April 30, 2002. The increase in net cash provided by our operating activities is largely due to the significant decrease in operating expenditures.

During the nine months ending April 30, 2003, we received net cash from investing activities of $26, resulting from proceeds received from the sale of regional offices of $49, offset by the purchase of fixed assets of $23. During the nine months ending April 30, 2002, we reported net cash provided by investing activities of $28, resulting from proceeds received from the sale of securities of $56, offset by the purchase of fixed assets of $28.

During the nine months ending April 30, 2003, the net cash provided by our financing activities was $5, resulting from the exercise of stock options, compared to net cash used in financing activities for the nine months ended April 30, 2002 of $(372) related to payments made to Network Commerce for the purchase of Ubarter.com during the previous fiscal year.

During the nine months ending April 30, 2003 there was net cash provided from the effective exchange rate on cash and cash equivalents of $7 which did not exist in the prior fiscal year.

At April 30, 2003, our working capital deficit was $732 compared to a deficit of $1,328 at July 31, 2002. Management continues to reduce overhead costs through increased operating efficiencies. In addition, by divesting the corporate offices, as outlined in the revenue section above, ITEX expects to yield additional cost savings, which management believes will streamline operations and save the company close to $1 million in overhead per year. Reduction of overhead includes corporate savings with smaller headcount and fewer office leases. In addition, by financing the sale of the existing corporate stores, the company expects to be able to realize an additional positive impact to earnings over the next five years. At April 30, 2003, stockholders' equity increased to $277 from $40 at July 31, 2002 primarily resulting from our net income of $139 in the first nine months of fiscal 2003.


ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chairman performing the functions of interim principal executive officer and interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chairman performing the functions of interim principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and other than changes in executive officer personnel there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

The employment of the Chief Executive Officer and the Chief Operating Officer in place during the entirety of the third fiscal quarter of 2003 was terminated by the Board of Directors in June 2003. See Item 5 below.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note I to financial statements.


ITEM 5.  OTHER INFORMATION

On June 15, 2003, Lewis `Spike" Humer, Chief Executive Officer since November 2001, and Melvin Kerr, Chief Operating Officer since December 2001, were both terminated for cause as determined by the Board of Directors in accordance with certain provisions of their employment agreements. Mr. Humer was also removed as a director by the Board. The Board of Directors has begun to adopt and implement a management succession plan. During the transition period, the Board will take an active role in managing the business and affairs of the Company. Steven White, Chairman of the Board and Alan Zimmelman, Director, will each play a vigorous role in the day-to-day management of ITEX. Steven White has been appointed Interim CEO and Interim CFO until such time as replacements are appointed by the Board.

Item 6.  Exhibits and Reports on Form 8-K

a) The following exhibits are filed as a part of this report:

EX - 10.4     Amended Settlement Agreement between ITEX Corporation and Collins
              Christensen dated June 20, 2003

EX - 99.1     Certification by Interim Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX - 99.2     Certification by Interim Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

     The following reports on Form 8-K were filed during and subsequent to the quarter ended April 30, 2003.

(1) February 7, 2003 - Announcement of new Board of Directors and discussion of certain measures enacted by the new board.

(2) March 26, 2003 - Announcement of the departure of Chief Financial Officer, Daniela Calvitti.

(3)  May 16, 2003 - Announcement of third quarter results.

(4) June 16, 2003 - Announcement of Board's authorization of Compensation Committee to begin to negotiate an exit plan and plan of succession for the CEO. In addition, the placement of an Internal Control Advisor to review records and documents and report to the audit committee was announced.

(5) June 16, 2003 - Announcement of decision to initiate the process of seeking the sale of some or all corporate-owned and managed offices. In addition, the announcement of the termination of the employment of the Chief Executive Officer, Lewis "Spike" Humer, and Chief Operating Officer, Melvin Kerr.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ITEX CORPORATION
                                     (Registrant)

Date: June 23, 2003                  /s/  Steven White
-------------------                 -------------------------------------------
                                     By:   Steven White, Chairman of the Board,
                                     Interim Chief Executive Officer and Interim
                                     Chief Financial Officer

                                  CERTIFICATION

I, Steven White, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:             June 23, 2003               /s/ Steven White
                  -------------               ------------------
                                              Steven White
                                              Chairman of the Board
                                              Interim Chief Executive Officer
                                              Interim Chief Financial Officer