Form 10KSB
period 2003-07-31
ITEX CORPORATION
filed 2003-11-13
CIK 860518

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

     [X] Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number 0-18275

                                ITEX Corporation
                 (Name of Small Business Issuer in its charter)

                   Nevada                                  93-0922994
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

                 3400 Cottage Way, Sacramento, California       95825
                (Address of principal executive offices)      (Zip code)

                                (916) 679 - 1111
                           (Issuer's telephone number)

         Securities registered under Section 12 (b) of the Exchange Act

                                      None

      Securities registered pursuant to Section 12 (g) of the Exchange Act

                          Common Stock - $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [ ]

     State issuer's revenues for its most recent fiscal year $10,595,000.

     The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2003 was approximately $2,052,012 based upon 14,651,231 shares held by such persons and the closing price of $.14 on that date. Shares of the Company's common stock are reported by the OTC Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     On July 31, 2003, approximately 18,170,065 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format (check one):
            Yes [  ]    No [X]

--------------------------------------------------------------------------------

                                ITEX CORPORATION

                                   FORM 10-KSB

                     For The Fiscal Year Ended July 31, 2003

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                   Page
PART I
ITEM 1.            Description of Business                                                           1
                   -----------------------
ITEM 2.            Description of Property                                                           8
                   -----------------------
ITEM 3.            Legal Proceedings                                                                 9
                   -----------------
ITEM 4.            Submission of Matters To a Vote of Security Holders                               9
                   ---------------------------------------------------

PART II
ITEM 5.            Market for Common Equity and Related Stockholder Matters                          9
                   --------------------------------------------------------
ITEM 6.            Management's Discussion and Analysis                                             11
                   ------------------------------------
ITEM 7.            Financial Statements                                                             23
                   --------------------
ITEM 8.            Changes In and Disagreements With Accountants on Accounting and                  44
                   ----------------------------------------------------------------
                   Financial Disclosure
                   --------------------
ITEM 8A            Controls and Procedures                                                          44
                   -----------------------

PART III
ITEM 9.            Directors and Executive Officers of the Registrant                               45
                   --------------------------------------------------
ITEM 10.           Executive Compensation                                                           45
                   ----------------------
ITEM 11.           Security Ownership of Certain Beneficial Owners and Management and               45
                   -------------------------------------------------------------------
                   Related Stockholder Matters
                   ---------------------------
ITEM 12.           Certain Relationships and Related Transactions                                   45
                   ----------------------------------------------
ITEM 13.           Exhibits and Reports On Form 8-K                                                 45
                   --------------------------------
ITEM 14.           Principal Accountant Fees and Services                                           47
                   --------------------------------------
                   Signatures                                                                       47
                   ----------




--------------------------------------------------------------------------------

PART I

Special Note Regarding Forward-Looking Statements

         In addition to historical information, the discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "Competition," "Management's Discussion and Analysis" and "Business Risks." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. ITEX Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-QSB to be filed by the Company during 2003 and 2004.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview

         ITEX Corporation ("ITEX" or the "Company") began its business in 1986. Through our franchisees and Independent Licensed Broker ("ILB") network in the United States and Canada, we provide a business-to-business payment system for retail, professional, media and other corporate members. Our business services and payment systems enable over $170 million a year in trade transactions to be processed between approximately 14,000 members businesses which, collectively, make up the ITEX trade exchange ("ITEX Exchange"). We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. We enable our member businesses to increase sales, open new markets and utilize the full business capacity of their enterprises by providing a private trade currency.

         At July 31, 2003, our services were offered through five corporate regional offices and more than sixty Independent Licensed Brokers ("ILBs") and franchisees in the United States and Canada. On June 16, 2003, we announced our intent to divest some or all of our five corporate-owned trade offices. Between August 8 and October 2, 2003, three of these offices were sold, leaving two corporate-owned trade offices located in Seattle, Washington and Vancouver, British Columbia. Our principal executive offices are located at 3400 Cottage Way, Sacramento, California 95825.

         The Company manages the ITEX Exchange utilizing a private currency called "ITEX Trade Dollars," to enable our members to purchase from and sell their products or services to other members using ITEX Trade Dollars instead of cash. A Trade Dollar is an accounting unit used by the ITEX Exchange to record the value of transactions as determined by the parties in the exchange. ITEX Trade Dollars denote the right to receive goods or services available from other trade exchange members, or the obligation to provide goods or services to other exchange members. Trade Dollars may only be used in the manner and for the purpose set forth in the rules of the trade exchange. Trade Dollars are not intended to constitute legal tender, securities or commodities.

         We assist members in marketing their products and services through our broker and franchise network, newsletters, e-mail, faxes, trade directors, on our website at www.itex.com and through other promotional means. Sales are generally conducted by members directly, but can be facilitated by our trade directors, ILBs and franchisees. Generally, sales are made at or near prevailing retail prices.

         The use of the ITEX Exchange assists businesses to increase sales and market share, decrease cash expenditures, reduce surplus inventory and take advantage of underutilized capacity. Barter is especially useful to businesses where the variable costs of products or services are low, such as hotels, media, and other service related businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue, but still has nearly the same overhead associated with owning and maintaining its facility.

         Occasionally, we engage in barter for our own account or to pay some of our operating costs. For example, we may acquire merchandise for our account and re-market and sell the merchandise to other members for ITEX Trade Dollars. Typically, this is done to establish or maintain member relationships, take advantage of favorable opportunities and to facilitate and enhance the trade business for its members. We also earn trade dollars from members of the trade exchange through collection of member association fees and from interest on member credit lines.

         In order to facilitate trading, we occasionally grant lines of credit (Trade Dollar loans) under guidelines that assess the financial stability of the member and the demand by others for the member's product or service. In general, members of the exchange can only use ITEX Trade Dollars to purchase the goods and services offered by other members of the exchange. However, we have reciprocal relations with a limited number of other trade exchanges, which makes it possible for a member of the ITEX Exchange to purchase goods or services offered by members of other trade exchanges and, conversely, allows members of other trade exchanges with reciprocal agreements to acquire goods and services from the ITEX Exchange.

         The Internal Revenue Service considers trade dollar income to be equivalent to cash income and a trade dollar expense to be equal to a cash dollar of expense. ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of our members and to the Internal Revenue Service (which the Company does electronically). The Form 1099-B reflects the total trade dollar sales made by the member for the calendar year, less the amount of any returns. Trade dollars received are required to be reported as gross income in tax returns. Expenditures of trade dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Independent Licensed Brokers and Franchisees

         ITEX Independent Licensed Brokers ("ILBs") and franchisees are independent contractors with respect to the Company. We strive to upgrade and broaden our services to ILBs and franchisees by providing training, assistance in facilitating transactions, marketing materials, computer software systems, and Internet-based resources, including directories, listings of goods and services currently available from members, and the opportunity to advertise to members locally, nationally and internationally.

         The ILBs and franchisees provide members with information about goods and services that are available locally, nationally and internationally. ILBs and franchisees do not have exclusive contractual rights to operate in a geographical area. Both the ITEX broker contract and franchise agreement provides for a five-year term unless the contract is terminated for cause (as defined in the agreement). The contract makes provision for subsequent five-year renewal terms as long as the ILB or franchisee is not in breach of the agreement and is in compliance with any policies and procedures then in place as adopted by the Company.

         Each ILB and franchisee is responsible for enrolling new ITEX members, training them in the use of the system, facilitating business among members, monitoring the delivery of goods and services between members and assuring payment of association dues and fees to ITEX. Members of the ITEX Exchange have a separate contractual relationship with the Company.

         ILBs and franchisees are paid a percentage of revenue collected from ITEX members serviced by those ILBs and franchisees, which generally ranges from 40% to 75% depending on the volume of transactions and net increases in the number of members enrolled during each 28-day accounting cycle.

         Our mission is to support and empower our network of ILBs and franchisees; a commitment that we view to be as vital to our long-term success. We depend on a high rate of repeat business and view the quality of our ILBs' and franchisees' interactions with members as an important element of our strategy. We seek a strong cooperative relationship with our ILBs and franchisees and continue to develop that relationship by providing training, marketing materials and programs, Internet and computer-related support. In early fiscal 2003, we expanded our business model to offer the sale of ITEX franchises to qualified individuals and entities at a cost of $10,000 per franchise. The ITEX franchise system incorporates many of the elements of our ILB agreements, and includes various provisions to meet state franchise and business opportunity requirements.

Sources of Revenue

         We charge members of the ITEX Exchange an association fee of $20 cash per four-week accounting cycle, $260 annually, and $10 ITEX Trade Dollars each cycle, $130 Trade Dollars annually.

         We also receive cash transaction fees based on the trade dollar value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the trade dollar amount of that member's purchases and sales during the period. As of July 31, 2003, approximately 85% of member payments were made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

         We prepare our financial statements on an accrual basis. See Note 1 to Consolidated Financial Statements for a description of accounting policies. We do not recognize the earning or expense of Trade Dollars on our financial reports, as discussed in the critical accounting policies. Trade Dollars are recognized as required by the Internal Revenue Service for income tax reporting purposes. We internally account for Trade Dollars in addition to cash in statements to members and ILBs and franchisees and in other ways necessary for operation of the trade exchange and our business. We consider the Trade Dollars we receive from transactions to be valuable and utilize them in the operation of our business, including the payment of obligations. Members, ILBs and franchisees use Trade Dollars in exchange for goods and services and in the operation of their businesses.

Business Strategies

         Our goal is to expand our position in the barter industry principally in the United States and Canada by focusing on customer service, expanding the range and availability of products and services offered through ITEX, increasing the number of our members, and increasing the size and strength of our ILB and franchise Network. To achieve this, we are in the process of instituting the following business strategies:

     -- Support of the ITEX Independent Broker and Franchise Network. We seek to enhance the productivity and increase the revenues generated within the ITEX Exchange by increasing the level of training and support for new and existing ILBs and franchisees. We continue to refine our broker and franchisee operating manuals and related support materials.

     -- ITEX Trade Exchange Account Management (TEAM) Software. We have developed a comprehensive customer relationship management and trade exchange management software. This software provides members, brokers and our management team enhanced information systems and marketing tools. We plan to continually enhance our TEAM software.

     -- Develop Technologically Advanced Multi-Channel Barter System. We continue to upgrade and enhance our computer hardware, software, and related support, including improved Internet access to ITEX members, ILBs, and franchisees. Advances in computer and communications technology offer opportunities to provide members, ILBs and franchisees with additional tools and more effective computer applications. These tools should enable users to more easily engage in "real-time" trade exchange transactions.

     -- Marketing for New Brokers and Members. Our marketing strategy is to promote our brand and attract new brokers and members to the ITEX Exchange while educating them as to how to effectively use trade to grow their business. See "Sales, Marketing and Trading" below.

     -- Franchise development. We are prepared to further our efforts to develop and implement the franchising of new brokers. We are licensed in all requisite states, and are eligible to sell franchises in all 50 states.

     -- Acquire local and regional trade exchanges. We are actively looking to acquire exchanges, which we can integrate into our existing Broker Network. We believe the resulting consolidation can be financially beneficial to both parties due to the centralization of various business functions including customer service, transaction processing, account billing, marketing, and business management.

Members

         The ITEX Exchange has approximately 14,000 members in the United States and Canada. These members are in a variety of businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining. Members may engage in barter activity for a number of reasons, including their desire to accomplish the following goals:

     --   generate new sales
     --   add new channels of distribution
     --   decrease cash expenditures
     --   reduce slow moving inventory
     -- exchange unproductive assets and excess capacity for other products or services
     --   maximize efficiencies

         Members earn ITEX Trade Dollars, which they have the opportunity to spend in any denomination, on products or services offered by ITEX members. The following is a representative example of a transaction:

         A dentist needs to have her office remodeled. Through the ITEX Exchange, she hires a contractor who agrees to perform the remodeling work for $500 ITEX Trade Dollars. The dentist has ITEX Trade Dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the ITEX Exchange, in exchange for ITEX Trade Dollars. The other members originally acquired ITEX Trade Dollars by providing services for other ITEX Exchange members.

         Trade is especially useful to those businesses where the variable costs of products or services are low such as hotels, media and other service-related businesses. For example, a radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs. In short, businesses can leverage their low variable cost and excess capacity into more purchasing power by accepting ITEX Trade Dollars.

Sales, Marketing and Trading

Sales
-----

         The primary function of new member enrollment is to grow and retain the ITEX Exchange member base and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, promotion and support to assist ILBs, franchisees and regional office sales representatives in expanding the member base. These ILBs, franchisees and sales representatives contact prospective members to market the benefits of barter and joining ITEX. In addition, ILBs, franchisees and sales representatives attend various meetings and networking events in their areas to generate new members through the referrals of existing ITEX Exchange members.

Marketing
---------

         Our marketing strategy is to promote our brand and attract new members to the ITEX Exchange while educating them as to how to effectively use trade to grow their business. Our marketing efforts include a program of member, broker and franchisee support and education. New tools for ILBs and franchisees to customize and use in their consultative sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message in all markets. To promote the ITEX Exchange, we market products and services of existing members through directories, newsletters, e-mail, faxes, trade directors and other means. In addition, we pursue strategic affiliations with companies with access to potential members.

Trading
-------

         Our trade directors, ILBs and franchisees are responsible for facilitating and maximizing transactions between members. The trade directors, ILBs and franchisees facilitate transactions between members by searching to fill member needs and making members aware of products that have become available within the system. The trade directors, ILBs and franchisees take a proactive approach to marketing products and services for the members they service. In addition, members have access to an online directory of products and services.

Systems and Technologies

         The ITEX Exchange is handled by a proprietary online system based on Microsoft(R) technologies. The system is designed to facilitate the activities of all parties involved in the ITEX Exchange, from employees to ITEX Exchange members. The system extends well beyond record keeping and transaction processing. The major features of the system are as follows:

     -- AIM Online - provides our ILBs, franchisees and corporate employees with customer relationship management features, including notes, calendaring and scheduling capabilities as well as trade exchange management features.

     -- Trade Flash - an online classified ad section where members can list items or services they are offering on trade, as well as to locate items or services they are seeking on trade.

     -- Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

     -- Reporting - ILBs, franchisees and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of various aspects of the ITEX Exchange.

         We take the steps necessary to ensure the adequate security of our hardware and software systems, including monitoring any and all unwanted intrusions and other attacks. We continue to improve the speed and reliability of our information systems and trading tools for all of our users.

Industry Overview

General
-------

         The modern commercial barter industry was developed by establishing an index of valuation for barter credits and debits. The index of valuation in the industry is the "trade dollar." There are two basic types of commercial barter businesses: corporate trade companies and retail trade exchanges, such as ITEX. Corporate trade companies typically take ownership of products and services and redistribute to channels outside the selling vendor's normal distribution channel. Trade exchanges, on the other hand, act as third party record-keepers for the exchange of products and services among their members. For every trade transaction, trade dollars are posted to the buyer's and seller's trade accounts. Members can transact business directly or may use the services of an ILB or franchisee who matches buyers and sellers.

Barter Statistics
-----------------

         There is limited information on the size of bartering in the United States and Canada. The Company believes the commercial barter industry has limited growth potential and that barter exchanges need to be aggressive to achieve growth.

Competition
-----------

         The barter industry is fragmented with several hundred trade exchanges in North America. Competing trade companies in North America include Intagio Trading Network and its BXI affiliate, Continental Trade Exchange, and various other local and regional trade exchanges. ITEX believes it remains the industry leader as the largest fully integrated retail trade exchange in North America based on number of locations, members, trade volume, transactions, and revenue generated through trade transactions of a single currency.

         We compete primarily on the basis of service, including the number of available products and services and the liquidity of ITEX Trade Dollars. We expect to encounter competition in our efforts to expand the ITEX Exchange and to acquire desirable independent trade exchanges. In addition to existing trade companies, new competitors can launch new exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of exchange members is necessary to offer a quality exchange, which ultimately creates a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive exchange successful. Nevertheless, our competitors could include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we do. These companies would be strong competitors if they decided to develop a focused business effort in our industry.

         In general, customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the emergence of the Internet as a medium for communication and business have resulted in a more competitive industry. We believe that in order to capture greater market share, local trade companies will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

         We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with ILBs, franchisees and member base. Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our ILBs, franchisees, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies. However we cannot assure you that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our products and services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and as we need them. Increased competition, price or other circumstances, could result in erosion of our market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

Research and Development

         We develop our own proprietary software for providing products and services to our ILBs, franchisees and members. These efforts are funded through operations. Research and development expense was approximately $145,000 and $160,000 for the fiscal years ended July 31 2003 and 2002, respectively.

Regulatory

         ITEX, its ILBs and franchisees, are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees' social security accounts, and other such laws, regulations and administrative practices required of businesses in general. The Company is a third party record-keeper under the Tax Equity and Fiscal Responsibility Act ("TEFRA"), and is required to account for and report to the IRS the total of trade sales transactions of each member of the exchange.

         With respect to our online technologies, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as taxes, user privacy, pricing and characteristics and quality of products and services. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business.

Proprietary Rights

         We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have filed a trademark and service mark application for our most current ITEX logo and for the word mark "ITEX" (that is, independent of the logo). Our policy is to strenuously police the use of our marks and to oppose any infringement. We have registered the Internet domain name "ITEX.COM" and other related domain names. The Company also has a Canadian trademark and service mark application in process.

         We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products or services will not be marketed in competition with our products, thereby substantially reducing the value our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

         As of July 31, 2003, we employed 28 full time and 10 part time employees compared to 34 full-time and 18 part time employees at the end of the last fiscal year. The decrease is due to our effort to eliminate non-essential positions, employ a more experienced staff and create more efficiencies company wide.

         From time to time we may employ independent consultants or contractors to support research and development, marketing, sales and support and administrative functions. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

Available Information

         Our Internet address is www.itex.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located in Sacramento, California. We also lease space in various parts of the country for use by our regional trade offices. As of July 31, 2003, the Company leased facilities as follows (actual numbers):


                                                                                      Rent due in fiscal 2004
            Location                    Property           Lease         Square           Cash         Trade
                                        Condition       Expiration         Feet           US $          Dollars
-----------------------------------------------------------------------------------------------------------------

(1)3400 Cottage Way                    Fair            7/31/03           9,624          $ 150,120         N/A
Sacramento, CA 95825
-----------------------------------------------------------------------------------------------------------------
(2)315 W. 36th St. #501                Good            9/30/04           1,800                            N/A
New York, NY 10018                                                                        0.00
-----------------------------------------------------------------------------------------------------------------
(2)5955 Airport Rd. Ste #224           Good            5/31/03           5,320                            N/A
Mississauga, ON  L4V 1R9                                                                  0.00
Canada
-----------------------------------------------------------------------------------------------------------------
99 S. Jackson #300 Seattle, WA         Good            5/31/04           4,400             N/A         87,000
98104

-----------------------------------------------------------------------------------------------------------------
203 - 129 East Colombia St             Good             3/1/06             415           4,725          4,725
New Westminster, BC V3l 3V7
-----------------------------------------------------------------------------------------------------------------

     (1)  After 7/31/03 the lease was converted to a month-to-month basis.
     (2) Offices in New York and Ontario were sold on August 7, 2003 and the lease assumed by the buyer

         We believe that our current facilities are adequate and suitable for their current use, however the Company is evaluating whether to move its executive offices to a new location in 2004. We believe that suitable facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.


ITEM 3.   LEGAL PROCEEDINGS

         See Note 12 - Legal Proceedings of the Notes to Financial Statements (Item 7) for information regarding legal proceedings

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2003.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's common stock trades on the OTC Bulletin Board under the symbol "ITEX.OB" The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

       Fiscal Year Ended July 31,                                    2003                      2002
                                                              --------------------  ----------------------
                                                              High         Low          High         Low
                                                              ----         ---          ----         ---
       First Quarter                                          $0.14        $0.095       $0.30        $0.11
       Second Quarter                                         $0.15        $0.10        $0.15        $0.07
       Third Quarter                                          $0.21        $0.13        $0.25        $0.05
       Fourth Quarter                                         $0.21        $0.12        $0.22        $0.07

         This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 910 holders of record of our common stock as of July 31, 2003.

Dividend Policy

         We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. Our current policy is to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Shares Eligible for Future Sale

         In general, Rule 144 under the 1933 Act provides that securities may be sold if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the Company, may not exceed the greater of 1% of the then outstanding shares of common stock of the Company. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the Company at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements.

Recent Sales of Unregistered Securities

         (1) On February 20, 2003, 40,000 shares of common stock were issued to each of the four non-employee directors as compensation for their service to the Company for the current Board term. The aggregate total of 160,000 shares was valued at $0.22 per share. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

         (2) On March 5, 2003, 15,000 shares of common stock were issued to each of two former directors of the Company, in exercise of employee stock options at $0.09 per share. The former affiliates were sophisticated investors, had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

         (3) On March 20, 2003, 100,000 shares of common stock were issued to Spike Humer, CEO of the Company, as compensation authorized by the Board of Directors in September 2002. On the same date, 140,000 shares of common stock were issued to a former CEO and consultant of the Company for his services in 1999, pursuant to the terms of a Mutual Release and Settlement Agreement. The shares were valued at $0.22 per share. The recipients were accredited or sophisticated investors, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

         (4) During May 2003, 12,500 shares of common stock were issued to two former employees of the Company, in exercise of employee stock options at $0.11 per share. The former employees had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         Our Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Business Risks" and elsewhere in this report.

Overview

         ITEX Corporation operates a trade exchange and acts as third-party record-keeper for transactions between members of the exchange. We charge association fees for each of the 13 four-week accounting cycles per year, as well as percentage based commissions on transactions. We also receive fees paid in ITEX Trade Dollars, which we use to pay a portion of our own operating expenses and to provide merchandise for sale for Trade Dollars to ITEX Exchange members.

         In December 2002, the Company was notified by an insurgent group that it intended to solicit proxies to elect a slate of four nominees to the board of directors of ITEX Corporation. The nominees believed excessive compensation was being paid by ITEX to its directors and that the financial resources of the Company could be redirected more efficiently on behalf of stockholders. At the Annual Meeting on January 31, 2003, shareholders elected the insurgent group, which was lead by Steven White, the current Chairman of the Board.

         The new board immediately acted to terminate cash compensation to its directors. Subsequently, in March 2003 the Company terminated the employment of its Chief Financial Officer. In June 2003, the Company terminated the employment of its Chief Executive Officer and also its Chief Operating Officer. The Company is operating under the leadership of Steven White, Chairman of the Board, acting as Interim Chief Executive Officer and Interim Chief Financial Officer, and Alan Zimmelman, Director, acting as Interim Chief Operations Officer.

         During the fiscal year ending July 31, 2003, we had five corporate regional trade offices in addition to our more than sixty ILBs and franchisees in the United States and Canada. Between August 8 and October 2, 2003, three of these offices were sold, in Toronto, Ontario, New York and Sacramento, leaving two corporate-owned trade offices located in Seattle and Vancouver, British Columbia.

Pro Forma Combined Statement of Operations (in 000's)

         The following unaudited pro forma condensed consolidated financial information gives effect to the disposition of the Sacramento, New York and Toronto ("NYTS") corporate-owned offices of Itex Corporation. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma condensed consolidated financial statements do not purport to represent what the consolidated results of operations or financial position of Itex Corporation would actually have been if the disposition of the NYTS corporate-owned offices had in fact occurred on the dates that we refer to below, nor do they purport to project the results of operations or financial position of Itex Corporation for any future period or as of any date, respectively. The unaudited pro forma financial information reflecting the disposition of our NYTS corporate-owned offices provided below as part of this Form 10-KSB filing updates the pro forma information included as part of our report on Form 8-K filed October 28, 2003. The unaudited pro forma condensed consolidated statements of operations for the periods presented were prepared with the historical statements of operations of Itex Corporation for the full fiscal year ended July 31, 2003, giving effect to the dispositions as though they had occurred on August 1, 2002.

                                Fiscal Year end      Pro Forma        Pro Forma
                                  July 31, 2003      Adjustments

Revenues                       $          10,595  $             17  $      10,612
                                -----------------  ----------------  -------------
Trade exchange revenue                    10,595                17         10,612

Costs and expenses
Costs of trade exchange revenue            6,384             1,026          7,410
Selling, general and
 administrative expenses                   3,539              (839)         2,700
Costs and expenses of
 regulatory and litigation
 matters                                     580                 -            580
Depreciation and amortization                547              (225)           322
Proxy costs                                  187                 -            187
                                -----------------  ----------------  -------------
Total operating expenses                  11,237               (38)        11,199

Income (loss) from operations               (642)               55           (587)
                                -----------------  ----------------  -------------

Other income (expense)
Interest income (expense), net               (51)               37            (14)
Gain on sale of securities                     -                 -              -
Miscellaneous, net                            66                 -             66
                                -----------------  ----------------  -------------
                                              15                37             52
                                -----------------  ----------------  -------------

Net Income                     $            (627) $             92  $        (535)
                                =================  ================  =============

Basic and diluted loss per
 common share                  $           (0.04)                  $       (0.03)

 Weighted average pro forma
  shares outstanding - basic
  and diluted                             17,773                          17,773
                                =================                   =============

         Management expects that the sale of the three NYTS offices will make a significant contribution toward reducing our expense levels during fiscal 2004, as well as a positive contribution toward our profitability. However, the unaudited pro forma combined condensed financial information is presented for illustrative purposes only and does not indicate the operating results that actually would have occurred if the disposition of NYTS had been consummated on August 1, 2001, nor our fiscal 2004 operating results. This pro forma financial information should be read in conjunction with our audited July 31, 2003 financial statements and notes thereto contained in this report, as well as the unaudited pro forma financial information, notes and assumptions filed with this report. See "Financial Statements."

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

Revenue Recognition

         We recognize revenue from various cash fees charged in managing the ITEX Exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the monthly service has been provided, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

         We charge members of the trade exchange an association fee of $20 cash per four-week accounting cycle, $260 annually and $10 ITEX Trade Dollars each cycle, $130 Trade Dollars annually in accordance with its ITEX Exchange member agreements. Association fees can be paid by cash, check or by using our Preferred Member Autopay system.

         We also receive cash transaction fees based on the value of the trade transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the trade dollar amount of that member's purchases and sales during the period. Currently, approximately 85% of member payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

         As described below under accounting for trade dollar activity, we historically have not recorded revenues for trade dollars received in exchanges with our trade exchange members.

Accounting for Trade Dollar Activity

         We receive trade dollars for monthly services provided to our ITEX Exchange members, and as transaction fees for exchanges made by our members. We also expend trade dollars in the acquisition of goods and services used in our operations. Historically, we have spent virtually all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimable or determinable value for these goods and services, they are not reflected in the accompanying financial statements. We have historically spent more trade dollars that we have earned.

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

     -- Significant underperformance relative to expected historical or projected future operating results

     -- Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

     -- Significant negative industry or economic trends; significant decline in our stock price for a sustained period

     --   Our market capitalization relative to net book value

         We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. At July 31, 2003, we determined no impairment was appropriate.

Results of Operations (in 000's)

         The following table sets fourth, for the periods indicated, our selected consolidated financial information for the fiscal years ended July 31, 2003 and 2002, with amounts also expressed as a percentage of total revenues:


                                            Fiscal Years Ended July 31,
                                          2003                       2002
                                 Amount          Pct*       Amount          Pct*
                                ---------      ---------   ---------      ---------
Revenue:
Trade Exchange                    10,595            100%     10,137            100%

Costs and expenses:
Trade exchange                     6,384             60%      5,383             53%
Selling, general and
 administrative                    3,726             35%      4,354             43%
Regulatory and
 litigation                          580              5%        458              5%
Depreciation and
 amortization                        547              5%        712              7%
                                ---------                  ---------
                                  11,237            106%     10,907            108%

Loss from operations                (642)            -6%       (770)            -8%
Other income (expense)                15              0%        177              2%
                                ---------                  ---------      ---------

Loss before taxes                   (627)            -6%       (593)            -6%

Tax (provision) credit                 -                          -

Net loss                            (627)            -6%       (593)            -6%


*    Percent of Total Revenue

         For the fourth quarter of fiscal 2003, revenue was $2,452, up 11% from $2,210 for the fourth quarter of fiscal 2002. Revenue for the full fiscal year ended July 31, 2003 was $10,595, up 4.5% from $10,137 for fiscal 2002.

         The fourth quarter of fiscal 2003 showed a loss of $766 after realizing several write-downs for uncollectable GST tax, plus a reserve for accounts receivable and a large legal accrual. This compares to a fourth quarter profit of $103 for fiscal 2002 The net loss for fiscal 2003 is $627 compared to a net loss of $593 during fiscal 2002. In addition, during the fourth quarter we settled several outstanding lawsuits, incurring over $105 in legal fees and settlements. The large legal accrual reserved in the fourth quarter was made in that we are currently facing lawsuits from three former executives terminated during 2003 and other litigation, and as a result recognized an aggregate contingent liability of $400 during the fourth quarter for these claims. The Company plans to vigorously defend itself against the plaintiffs. See Note 12 - Legal Proceedings for further details.

Trade Exchange Revenue and Costs

         Total trade exchange revenue increased 4.5% to $10,595 in 2003 from $10,137 in 2002. Following are the components of association fees and transaction fees applicable to the ITEX trade exchange, which are included in the consolidated totals:

            Revenues by Category       2003         2002
                                     ----------   ----------

            Association fees        $    3,052   $    3,018
            Transaction fees             7,271        7,042
            Franchising                     50            -
            Other fees                     222           77
                                     ----------   ----------
                                    $   10,595   $   10,137


         The average number of members of the ITEX trade exchange during fiscal 2003 and 2002 and the average trade exchange revenue per member were as follows (actual numbers)


                                                 2003        2002
                                             ---------   ---------

       Average number of members               14,867      19,204
       Average annual revenue per member    $     713   $     528


         Our member base dropped by 23% primarily due to a tightening of cash credit controls, which restricted former members from participating in the ITEX system. Total costs of trade exchange expenses as a percentage of total trade exchange revenue were 60% and 53% in fiscal 2003 and 2002, respectively. These costs of revenue are ILB and franchise commissions, which totaled $6,384 during the 2003 fiscal year, and $5,383 during fiscal 2002. The increase is a result of increased broker commissions related to the conversion of corporate offices to Independent Licensed Brokers or franchises during fiscal 2002. This trend will continue into fiscal 2004, as a result of the sale of additional company-owned trade offices, including those located in Toronto, Ontario, New York and Sacramento.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $628, or 14%, from $4,354 in fiscal 2002 to $3,726 in fiscal 2003. The reduction in expenses was primarily due to the reduction in salary, wages and benefits of $820. The decrease in salary and wages is a result of the sale of the corporate-owned offices in the prior fiscal year. In addition, during fiscal year 2003 we continued our restructuring efforts which resulted in additional salary and wage reductions. This trend will continue into fiscal 2004, as a result of the sale of corporate-owned offices, including those located in Toronto, New York and Sacramento.

Depreciation and Amortization

         Depreciation and amortization decreased $165 or 23% from $712 in fiscal 2002 to $547 in fiscal 2003. The decrease is a result the disposal of the corporate headquarters building during the second quarter of fiscal 2002. In addition we made an agreement with our primary lease vendor in the fourth quarter of fiscal year 2002 to settle all current and future capital lease payments at a discounted rate. The net effect was a reduction of depreciation expense of $125. We are currently leasing office space in the same building for $13 per month.

Regulatory and Litigation

         Regulatory and litigation costs increased to $580 during fiscal 2003, from $458 in fiscal 2002.

Other Income and Expense

         We recognized net miscellaneous income of $66 in fiscal 2003 and $195 in fiscal 2002.

Liquidity and Capital Resources

         We experienced net losses and negative cash flows from operations during each of the last two fiscal years. As of July 31, 2003, we had an accumulated deficit of $29,980. During fiscal 2003, we primarily funded our operations through our investing and financing activities. We experienced a modest net increase in our cash position of $14 during fiscal 2003, compared to a decrease in our net cash of $916 during the previous fiscal year. At July 31, 2003, we had approximately $104 in cash and cash equivalents.


                                      2003       2002
    Net cash provided by (used in)
    Operating activities          $    (74)  $   (615)
    Investing activities                69        123
    Financing activities                19       (424)
                                   --------   --------

    Net increase (decrease)             14       (916)
                                   ========   ========

         Operating Activities

         During fiscal 2003, our operating activities used net cash of $74 compared to the use of net cash in operations of $615 in fiscal 2002. The reduction in the net cash consumed by operating activities for 2003 was primarily attributable to (i) reduced selling, general and administrative expenses due to the sale of corporate-owned offices, including salaries.

         Potential increases in net cash were offset by (i) the funding of legal expenses, (ii) proxy costs related to the 2002-2003 election contest, and (iii) a general reduction in our accounts payable and current liabilities.

         Investing Activities

         We reported net cash provided by investing activities of $69 in fiscal 2003 compared to $123 in net cash provided by investing activities in fiscal 2002. The $54 change was primarily due to the sale of corporate-owned offices in the prior fiscal year, which generated $88 in proceeds.

         Financing Activities

         We reported net cash provided by financing activities of $19 in fiscal 2003, compared to net cash used by financing activities of $424 in fiscal 2002. The difference primarily reflects the payment of the note payable resulting from the purchase of Ubarter Canada from Network Commerce Inc. in fiscal 2002.

Fiscal 2004 plans

         We are continuing to implement the ITEX business plan which includes supporting our independent broker and franchise network, expanding the ITEX Exchange, enhancing our systems and services, developing enhanced trade exchange software, promoting our brand while seeking new brokers, franchisees and members, improving our member retention and customer service performance, and acquiring local and regional trade exchanges.

         We believe our success also rests upon our ability to control our operational costs while engaging in a strategy of controlled growth to ensure the effective performance of our employees, ILBs, franchisees, and members. We strive to direct the financial resources of the Company with greater efficiency on behalf of stockholders. In furtherance of this objective, during June 2003 we announced our intent to divest some or all of our corporate-owned trade offices. Between August 8 and October 2, 2003, three of these offices were sold, as discussed above. We intend to seek opportunities during fiscal 2004 to sell the remaining two corporate-owned trade offices.

         Despite our fourth quarter loss during fiscal 2003 resulting from several write-downs and reserves, management anticipates profitable operations during the first quarter of fiscal 2004. During that quarter, we expect to recognize a $1,429,000 gain from the sale of three corporate-owned offices. Overall, we believe our efforts to restructure the Company and reduce overhead will be rewarded. We expect to be able to fund our activities from operations during fiscal 2004. In addition, we expect to be able to grow our available cash each quarter along with achieving profitability for fiscal 2004. However, there is a significant uncertainty. As discussed in Note12 - Legal Proceedings of the Notes to Financial Statements, we are subject to various claims and lawsuits. We accrued an aggregate liability during the fourth quarter of fiscal 2003 for these claims, which itself offset prior net income and resulted in a loss for the entire fiscal year. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on our business, and could negatively impact our profitability, our revenues, operating margins, net income, and possibly our ability to sustain operations.

     As of July 31, 2003, ITEX had a $300 short-term note payable, bearing interest of 16% with principal due on December 31, 2003. The note originated in third quarter of fiscal 2001. In December, 2002 the Company further incurred costs associated with this note by foregoing the interest, by only paying $0.1 per month. The $3.9 interest continued to accrue at a 16% APR. In addition the Company paid the lender a 4% renewal charge of $12 annually. As of July 31, 2003, the note, including principal and interest totaled $330. Total interest expense incurred in 2003 and 2002 was $48 and $69, respectively, with total cumulative interest paid and accrued as of July 31, 2003 totaling $148, an annual percentage rate over 21%. This note was secured by certain personally owned real property of a former President and CEO of the Company. In a subsequent event, the loan was paid in full with loan proceeds from the Chairman of the Company. See Note 14 - Related Party Transactions of the Notes to Financial Statements.

Trade Dollars Earned and Expended

         The Company earns ITEX Trade Dollars as compensation for management of the trade exchange and as a result of transactions entered into by the Company as a member of the exchange.

         In fiscal 2003, the Company earned 4,121 trade dollars and expended 7,986 trade dollars. In fiscal 2002, the Company earned 5,915 trade dollars and expended 6,910 trade dollars.

         During the fiscal year ended July 31, 2003, the company received goods and services using trade dollars to pay for such items. As described in the Critical Accounting Policies below, exchanges involving trade dollars have generally not been reflected at any value in the Company's financial statements. Management believes these goods and services are a necessary part of conducting business. If, in the future, the Company is unable to pay for such goods and services using trade dollars, the Company's cash expenses could increase and potentially reduce operating profits.

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

Recently Issued Accounting Standards

         In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         In April 2003, the SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies the accounting and reporting for derivative instruments, including instruments embedded in other contracts such that contracts with comparable characteristics are accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. Currently we do not expect SFAS No. 150 to have a material effect on our financial statements.

         In May 2003, the SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many instruments that were previously classified as equity will be required to be reported as liabilities under SFAS No. 150. This statement is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable instruments. Currently we do not expect SFAS No. 150 to have a material effect on our financial statements.

Business Risks

         This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, including the sections entitled "Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have no history of sustained profits and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

         We are working toward a goal of sustained profitability and took several important steps during 2003, including reorganizing our senior management team. Subsequent to the fiscal year end, we further consolidated our operations by selling our trade offices located in Toronto, New York and Sacramento. The sales of these three offices served to significantly reduce our corporate staff and administrative expenses. In addition, we face lawsuits from three former executives terminated during 2003 and other litigation. See "Legal Proceedings" and Note 12 - Legal Proceedings of the Notes to Financial Statements.

         Despite our fourth quarter legal expenses, we currently anticipate that fiscal 2004 will be a profitable year. Our core business continues to have modest growth and we are moving forward with our initiatives to support the ILB and franchisee network while reducing corporate overhead. Our annual revenues increased to $10,595 from $10,137 for the fiscal year ended July 31, 2003 and 2002, respectively. However our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

         During 2003 we experienced significant turnover of our principal executive positions. Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations. Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of Interim CEO Steven White. Management places heavy reliance on Mr. White's experience and management skills. We do not carry life insurance for any of our key personnel to insure the business in the event of their death. We have not entered into employment agreements with our current executive officers, including Mr. White. If any of these individuals were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed. However, we expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations; We have a history of unfavorable financing; Our stockholders could suffer from our CEO's potential conflict of interest as a major creditor of the Company.

         We have limited funds, and our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities. We are planning to fund internally the development and implementation of our initiatives. We believe we have designed a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired, given our operating loss history.

         On October 2, 2003, Steven White, our Interim CEO and chairman of the board of directors loaned the Company $300. The loan was used to pay off an existing note balance, which had accrued to $345 in exchange for a one-year secured promissory note with interest at 8%, 13% less than the previous effective interest rate. The loan is secured by a security interest in substantially all of our assets. Circumstances may arise in which Mr. White's interest as a creditor could conflict with his duty to act in the interest of stockholders. See Note 14 of the Consolidated Financial Statements - Related Party Transactions.

We are substantially dependent on our ILB and Franchisee network.

Our success depends on our ability to expand, retain and enhance our network of ILBs and franchisees. We look to our ILBs and franchisees to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. ILBs and franchisees have a contractual relationship with the Company, typically for a renewable five-year term. There can be no assurance that our ILBs and franchisees will continue to participate in the ITEX Exchange, or that we will be able to attract new ILBs and franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our ILBs and franchisees to expand the number of members and the volume of transactions through the ITEX Exchange. We cannot assure you that the market for our products and services will continue to develop as expected. If the retail trade exchange market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our ILBs or franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Exchange, the overall share of the market handled by ILBs and franchisees could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

We will depend on the continued utility of the Internet and may have difficulty accommodating technology advances, or upgrading and improving our computer software and internet-based systems for members and independent licensed brokers.

         Our computer systems are vital to providing accounting services for members, ILBs and franchisees and communicating the availability of goods and services offered for trade. Our Internet services are designed around certain technology standards. Current and future success of our services may become subject to additional industry standards as Internet commerce evolves. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require us to make substantial expenditures to modify or adapt our services. As a result, our business may incur additional costs of unknown proportions as we are confronted with new technology standards. To be successful in the future, we believe it is important that our computer and Internet systems reflect improvements in computer and communications technology. Although we expect to be responsive to changes in the Internet and technology, modifications may be expensive, complex, and require additional technical expertise. We may not be successful in upgrading our computer systems and Internet applications, or achieving widespread acceptance of our services before competitors offer systems or services with speed and performance equal to or greater than ours.

Dependence on the Value of Foreign Currency

         We transact business in Canadian dollars as well as US dollars. While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Inflation within the ITEX Exchange

         The viability of the ITEX Exchange is maintained by the confidence that the members of the exchange have in the strength and stability of the ITEX Trade Dollar. To maintain such confidence it is necessary that the exchange be operated in a sound and economic manner. As in any economy, the availability and velocity of currency is vital to maintain a healthy economic climate. An uncontrolled supply of ITEX Trade Dollars could result in inflation or a weakening of the ITEX Exchange economy due to decreased buying power or opportunities of the ITEX Exchange member.

Our stock trades on the OTC Bulletin Board. Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal 2003, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.09 to $0.21 per share and the sale price of our common stock closed at $0.14 per share on July 31, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. This over-the-counter market provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The NASDAQ Stock Market. Shares that are thinly traded on the Bulletin Board often trade only infrequently and experience a significant spread between the market maker's bid and asked prices. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. In the event our securities are not included on the OTC Bulletin Board and do not qualify for the NASDAQ, quotes for the securities may be included in the electronic "pink sheets" for the over-the-counter market.

Litigation

         As discussed in "Legal Proceedings" and Note 12 - Legal Proceedings of the Notes to Financial Statements, we are subject to a variety of claims and lawsuits. While we believe that none of the litigation matters in which we are currently involved will have a material adverse impact on our financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on our business, and could negatively impact our profitability, our revenues, operating margins, net income, and possibly our ability to sustain operations.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of ITEX Corporation are included in Item 7:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ITEX Corporation
Sacramento, California


We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended July 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         ---------------------------------------
                                         Ehrhardt Keefe Steiner & Hottman PC

October 24, 2003
Denver, Colorado

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                            July 31,    July 31,
                                                             2003        2002
                                                           ----------  ----------
ASSETS

Current assets:
      Cash and cash equivalents                           $      104  $       90
      Accounts receivable, net of allowance
       of $200 and 50                                            674         896
      Receivable-corporate office sales
       (Note 2)                                                   57          74
      Prepaid and other current assets                           153         130
                                                           ----------  ----------
Total current assets                                             988       1,190

Property and equipment, net of accumulated
 depreciation of $670                                            158         241
and   (Note 3)
 $561

Purchased member lists, net (Note 4)                             502         941

Receivable - regional office sales, less
 current portion (Note 2)                                        200         253

Other assets                                                      72          82
                                                           ----------  ----------

      Total assets                                        $    1,920  $    2,707
                                                           ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable (Note 5)                              $      324  $      300
      Accounts payable                                           265         435
      Accounts payable to independent
       licensed brokers                                          874         680
      Accrued payroll and taxes                                  137         242
      Deferred revenue, current portion                           67          64
      Accrued audit and legal fees                               437         350
      Accrued legal settlements                                   79          82
      Other current liabilities (Note 6)                         127         365
                                                           ----------  ----------
Total current liabilities                                      2,310       2,518

Deferred revenue                                                  91         149



Stockholders' (deficit) equity (Note 8)
      Common stock, $.01 par value; 50,000 shares
       authorized; 18,170 and 17,727 shares issued and
       outstanding, respectively                                 182         177
Additional paid-in capital                                    29,313      29,226
Foreign currency translation                                      14           -
Treasury stock, at cost (2 shares)                               (10)        (10)
Accumulated deficit                                          (29,980)    (29,353)
                                                           ----------  ----------

Total stockholders' (deficit) equity                            (481)         40

                                                           ----------  ----------
      Total liabilities and stockholders'
       (deficit) equity                                   $    1,920  $    2,707
                                                           ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                           For the fiscal years ended
                                                     July 31,
                                            -------------------------
                                               2003          2002
                                            -----------   -----------

Revenue:
 Trade exchange
  revenue                                       10,595        10,137
                                            -----------   -----------
                                                10,595        10,137
                                            -----------   -----------

Costs and expenses:
 Costs of trade exchange
  revenue                                        6,384         5,383
 Selling, general and
  administrative                                 3,726         4,354
 Costs and expenses of regulatory and
  litigation matters                               580           458
 Depreciation and
  amortization                                     547           712
                                            -----------   -----------
                                                11,237        10,907
                                            -----------   -----------

Loss from operations                              (642)         (770)
                                            -----------   -----------

Other income
 (expense):
 Other interest income
  (expense), net                                   (51)          (81)
 Gain on sale of
  securities                                         0            63
 Miscellaneous, net                                 66           195
                                            -----------   -----------
                                                    15           177

Loss before income
 taxes                                            (627)         (593)

Income taxes
 (expense) benefit                                   0             0
                                            -----------   -----------

                                                  (627)         (593)

                                            -----------   -----------
Net loss                                   $      (627)         (593)
                                            ===========   ===========


Average common and equivalent
 shares:
 Basic                                          17,733        17,050
                                            -----------   -----------
 Diluted                                        17,733        17,050
                                            -----------   -----------

Net loss per common
 share:
 Basic                                     $     (0.04)        (0.03)
 Diluted                                         (0.04)        (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the fiscal years ended July 31, 2003 and 2002
                                 (in thousands)




                                             ---------------------------------------------------------------------------
                                                                        Unrealized
                                                             Additional  gain on               Foreign
                                              Common Stock    paid in   marketable Accumulated Currency  Treasury
                                               Shares Amount  capital   securities  deficit   Translation  stock  Total
                                             ---------------------------------------------------------------------------

Balance, July 31, 2001                        15,849    $159   $28,977        $34   $(28,760)$               (10)   400

Stock issued to employees and board members    1,155      12        91                                              103

Stock issued to outside consultants
                                                 250       2        27                                               29
Stock issued to previous board
                                                 140       1       104                                              105
Disposal of building at 3400 Cottage Way         333       3        27                                               30

Release of unrealized gain                                                    (34)                                  (34)

Net loss                                                                                (593)                      (593)

                                             ---------------------------------------------------------------------------
Balance, July 31, 2002                        17,727     177    29,226          0    (29,353)          0     (10)    40

Stock issued to employees                        100       1        21                                               22

Stock issued to outside consultants              140       2        27                                               29

Stock issued to new board                        160       2        34                                               36

Exercise of stock options                         43                 5                                                5
-------------------------                         --

Foreign Currency Translation                                                                          14             14

Net Loss                                                                                (627)                      (627)

                                             ---------------------------------------------------------------------------
Balance, July 31, 2003                        18,170     182    29,313          0    (29,980)         14     (10)  (481)
                                             ===========================================================================



The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                          Year ended July 31,
                                                          --------------------
                                                            2003      2002
                                                          --------------------
Cash flows from operating activities
  Net (loss) income                                       $   (627)  $   (593)
Items to reconcile to net cash (used in) operations:
  Gain on sale of regional offices                               -       (303)
  Recognition of imputed interest from regional office
   receivables                                                 (12)
  Loss on disposal of building                                   -        190
  Gain on lease settlement                                       -        (31)
  Stock based compensation                                      87        132
  Gain on sale of securities                                     -        (63)
  Depreciation and amortization                                548        712
  Change in allowance for uncollectible receivables            150          -
Changes in operating asets and liabilities:
  Accounts receivable                                           72        185
  Prepaids and other assets                                    (13)        (8)
  Accounts payable, other current liabilities and deferred
   revenue                                                    (415)      (236)
  Other long term liabilities                                    -          -
  Accounts payable to independent licensed brokers             194       (600)
  Non-current deferred revenue                                 (58)         -
                                                           --------   --------
Net cash provided by (used in) operating activities            (74)      (615)
                                                           --------   --------

Cash flows from investing activities:
  Proceeds from sales of regional offices                       82         88
  Proceeds from sales of securities                              -         64
  Net cash used in acquisition of business assets              (13)         0
  Purchase of property and equipment                                      (29)
                                                          ---------   --------
Net cash provided by (used in) investing activities             69        123
                                                           --------   --------

Cash flows from investing activities:
  Borrowings (repayments) of third party indebtedness            -       (424)
  Stock options excercised                                       5          -
                                                           ---------  --------
Net cash provided (used in) by financing activities              5       (424)
                                                           ---------  --------

Effect of exchange rates on cash and cash equivalents           14          -
                                                           --------   --------

Net increase (decrease) in cash and equivalents                 14       (916)
Cash and equivalents at beginning of period                     90      1,006
                                                           --------   --------
Cash and cash equivalents at end of period                     104         90
                                                           ========   ========

Supplemental cash flow information
----------------------------------
  Cash paid for interest                                        68         92
  Cash paid for income taxes                                                7

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. The Company operates a business-to-business payment system for retail, professional, media and other corporate members for which it acts as third-party record-keeper and in many cases, an independent broker for transactions between members of the exchange. The Company collects monthly association fees and percentage based transaction fees. In addition, the Company provides merchandise for sale to its members for trade dollars.

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

The Company charges members of the trade exchange an association fee of $20 cash per four-week accounting cycle, $260 annually, and $10 ITEX Trade Dollars each cycle, $130 Trade Dollars annually, in accordance with its trade exchange member agreements. Association fees can be paid by cash, check or by using the Company's Preferred Member Autopay system.

ITEX also receives cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7-1/2% of the trade dollar amount of that member's purchases and sales during the period. Currently, approximately 85% of member payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

As described below under accounting for transactions in trade dollars, the Company historically has not recorded revenues for trade dollars received in exchanges with its trade exchange members.

Ongoing Independent Licensed Brokers and  Franchise Related Revenue
-------------------------------------------------------------------

Franchisees and existing Independent Licensed Brokers (ILB) are paid a percentage of revenues collected by the Company, which ranges from 40% to 75% depending on the volume of transactions of the members they service and net increases in the number of members enrolled during each 28-day accounting cycle. Receipts are recorded as revenue and payments to ILBs and franchisees are included in costs of sales.

Accounting for Trade Dollar Activities
--------------------------------------

The Company receives trade dollars for monthly services provided to its ITEX Exchange members and as transaction fees for exchanges made by its members. The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company has spent virtually all trade dollars for broker commissions, advertising, salaries and legal settlements. Because there is no readily estimable or determinable value for these goods and services, they are not reflected in the accompanying financial statements. The Company also has the ability to spend or create trade dollars with no obligations to the exchange. The Company has historically spent more trade dollars that it has earned.

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

IRS Requirements
----------------

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

Net Revenue and Deferred Revenue
--------------------------------

The Company charges cash association fees to each member and individual cash transaction fees from the buyer and seller. Revenues related to the monthly association fees and transaction fees are recognized immediately. Revenues related to new membership fees and related commissions are deferred and amortized over the average life of a membership, approximately four (4) years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk
-----------------------------

At July 31, 2003, the Company maintained its major cash balances at one financial institution located in Portland, Oregon and two financial institutions in Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $100 and by the Canadian Deposit Insurance Corporation up to $39. At July 31, 2003, the Company's had no uninsured cash balance.

Property and Equipment
----------------------

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

Intangible Assets
-----------------

The Company amortizes costs of customer lists acquired in business combinations using the straight-line method over the estimated life of four years.

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2003, the Company determined no impairment was appropriate.

Other Assets
------------

The Company accounts for holdings of equity securities of other companies pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale. As of July 31, 2003 the Company was not holding any such securities.

Income Taxes
------------

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

Income (Loss) Per Share
-----------------------

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

Fair Value of Financial Instruments
-----------------------------------

All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 2003.

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In April 2003, the SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies the accounting and reporting for derivative instruments, including instruments embedded in other contracts such that contracts with comparable characteristics are accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. Currently we do not expect SFAS No. 150 to have a material effect on our financial statements.

In May 2003, the SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many instruments that were previously classified as equity will be required to be reported as liabilities under SFAS No. 150. This statement is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable instruments. Currently we do not expect SFAS No. 150 to have a material effect on our financial statements.


NOTE 2 - CORPORATE OFFICE RECEIVABLES -

During fiscal 2002 the Company sold its corporate-owned offices in Portland, Lafayette, Orlando, Jensen Beach, Houston, and St. Louis to independent licensed brokers.

                                                             Balance at                 Long
                                                Sale Amount   July 31,    Current       Term        Projected Payoff
    Office Location           Date of Sale                      2003       Portion     Portion            Date
----------------------------------------------------------------------------------------------------------------------


Portland, OR              October, 2001                 $92          $58        $15          $43       September, 2006
Lafayette, LA             October, 2001                 $38          $22         $9          $13            July, 2005
Orlando, FL               September, 2001               $78          $44        $15          $29         January, 2006
Jensen Beach, FL          October, 2001                 $50          $20         $5          $15            July, 2009
Houston, TX               November, 2001                $97          $85         $6          $79       September, 2014
St. Louis, MO             March, 2002                   $35          $28         $7          $21        December, 2007
                                                -------------------------------------------------

                                                       $390         $257        $57         $200
                                                =================================================

The corporate-owned offices sold carried a net book value of $112 (consisting of $8 in fixed assets and $104 in member lists) in exchange for receivables of $415. The Company recognized a gain in fiscal year 2002 of $303, included in miscellaneous income (expense). In fiscal year 2003, the Jensen Beach note was written down by $25 to reflect a negotiated settlement between the Company and the buyer.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                     Accumulated
                            Estimated   Balance July Depreciation  Net Book
     Fixed Asset Type       Useful Life   31, 2003   July 31, 2003    Value
------------------------------------------------------------------------------
Computers                     3 years    $      265  $        240  $       25
Software                      3 years    $       12  $          5  $        7
Equipment                     5 years    $      413  $        311  $      102
Furniture                     5 years    $      138  $        114  $       24
                                          ----------  ------------  ----------
                                         $      828  $        670  $      158
                                          ==========  ============  ==========

Property and equipment is depreciated using the straight line method over the asset's estimated useful life. Depreciation expense for property and equipment was $108 and $256 for the fiscal years ending July 31, 2003 and 2002, respectively.


NOTE 4 - PURCHASED MEMBER LISTS

At July 31, 2003, the cost of acquired member lists was $2,027, less accumulated amortization of $1,525, for a net carrying value of $502. These amounts include the new member lists acquired in the purchases of the Canada, Seattle and Sacramento brokerages.

Changes in the carrying amount of member lists for the year ended July 31, 2003 are summarized as follows:

Balance as of July 31, 2002   $     941
Amortization                  $    (439)
                               ---------
Balance as of July 31, 2003   $     502
                               =========

NOTE 5 - NOTES PAYABLE

As of July 31, 2003 ITEX had a $300 short-term note payable, bearing interest of 16% with principal due on December 31, 2003. The note originated in third quarter of fiscal 2001. In December, 2002 the Company further incurred costs associated with this note by foregoing the interest, by only paying $0.1 per month. The $3.9 interest continued to accrue at a 16% APR. In addition the Company paid the lender a 4% renewal charge of $12 annually. As of July 31, 2003, the note, including principle and interest totaled $330. Total interest expense incurred in 2003 and 2002 was $ 48 and $69, respectively, with total cumulative interest paid and accrued as of July 31, 2003 totaling $148, an annual percentage rate over 21%. This note was secured by certain personally owned real property of a former President and CEO of the Company. In a subsequent event, the loan was paid in full with loan proceeds from the Chairman of the Company. See Note 14 - Related Party Transactions of the Notes to Financial Statements.

NOTE 6 - OTHER CURRENT LIABILITIES

At July 31, 2003, the balance in other current liabilities consists primarily of an accrual for the annual shareholders' meeting, and the Goods and Service Tax
(GST) payable to the Canadian government totaling $30 and $75 respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

           Fiscal year ending July 31,
                           2004                        $  78
                           2005                           31
                           2006                            3
                                                  ----------------

           Total                                       $ 112
                                                  ----------------

Office rent expense for the periods ended July 31, 2003 and 2002 amounted to $248 and $315, respectively. Equipment rent expense for the periods ended July 31, 2003 and 2002 amounted to $71 and $100, respectively.

In the ordinary course of business, the Company may be subject to litigation matters and claims that are normal for its operations. The results of litigation and claims cannot be predicted with certainty. For the employment-related and other pending litigation matters, ITEX recognized an aggregate contingent liability of $400 during the fourth quarter ended July 31, 2003, to cover potential losses from and future expenses relating to these claims. See NOTE 12 for detailed discussion of legal matters.

NOTE 8 - STOCKHOLDERS' EQUITY

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

Date of Plan Adoption            Number of            Grant Period               Date of Stockholder
                                 Shares                                          Approval
                                 Authorized
-----------------------------    --------------       -----------------------    ----------------------------

February 11, 1994                200,000              10 years                   February 10, 1995
October 26, 1994                 750,000              10 years                   February 10, 1995
December 15, 1995              1,250,000              10 years                   May 3, 1996
September 3, 1997                965,000              10 years                   February 9, 1999

The following summarizes activity for the fiscal years ended July 31, 2003 and 2002 activity (actual numbers)

                                              Number of Options
                                     ----------------------------------
                                       Available           Granted              Option Price per Share
                                     --------------     --------------------------------------------------

Balance, July 31, 2001                   86,000            4,416,000                  $0.40 - $6.13
   Granted                            (1,290,000)          1,290,000                  $0.08 - $0.21
   Cancelled                           3,506,000          (3,506,000)                 $0.08 - $6.13
                                     -----------          ----------

Balance, July 31, 2002                 2,302,000           2,200,000                  $0.40 - $6.13
   Granted                               (70,500)             70,500                  $0.11 - $0.13
   Cancelled                           2,080,000          (2,080,000)                 $0.08 - $6.13
                                     -----------          ----------

Balance, July 31, 2003                2,7744,500             190,500

In the fiscal year 2003, the Company issued options to purchase 71 shares of common stock to employees, officers and directors. Options to purchase 2,080 shares of common stock were canceled during the period according to the terms of the option agreements. The exercise price of options granted were equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. Exercise prices varied from $0.08 to $0.21. The options vest 25% immediately and 25% each year. Employee options expire if they are not exercised within 30 days of termination of employment.

The weighted average contractual life of options granted through July 31, 2003, is 5 years. The weighted average exercise prices for the options outstanding at July 31, 2003 are as follows:

    Exercise Price                Common Stock               Weighted Average Exercise
        Range                        Options                          Prices
------------------------      -----------------------        ---------------------------

     $0.09 - $0.75                   190,500                           $0.24

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The Company granted options to purchase 71 and 1,290 shares of common stock to employees and directors during the years ended July 31, 2003 and 2002.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2003 and 2002 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                                           Years ended July 31,
                                                          2003           2002
                                                      ------------   -----------
Difference between fair value and intrinsic                  $5             $97
value methods (additional compensation expense)

Net (loss) income                                           (632)          (690)


Net (loss) income per share - basic                         (.04)          (.04)

Net (loss) income per share - diluted                       (.04)          (.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2003 and 2002: dividend yield of zero, expected average annual volatility of 148%, average annual risk-free interest rate of 3.5and 4.5%, and expected lives of five and three years.

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

Shares Issued
-------------

In fiscal year 2003, the Company issued 442 shares to board members, executives and outside consultants. The effect of this transaction was an increase of $4 in common stock and $87 in additional paid-in capital. Shares issued include an annual grant to outside board members of 40 shares each in lieu of cash compensation.

NOTE 9 - INCOME TAXES

Comparative analysis of the provision (credit) for income taxes for the fiscal years ended July 31, 2003 and 2002 follows:

                                                  Years ended July 31,
                                                2003               2002

Current
     Federal                                 $     0                 0
     State
                                             ------------       ------------
                                             $     0                 0
Deferred
     Federal
     State
                                             ------------       ------------

Tax (benefit) expense                        $     0                 0


The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to losses before income taxes for the years ended July 31, 2003 and 2002 and because of realization of net operating losses in the years ended July 31, 2003 and 2002. The following reconciles expected income tax effects at a range of 34% to the provision (credit) for income taxes:

                                                        Years ended July 31,
                                                        2003            2002

Taxes at U.S. federal statutory rate                   $  (214)        $  (283)
Change in deferred tax valuation allowance other
than realization of net operating loss                     214             283
Other, net                                                   0               0
                                                   ------------   -------------

Tax (benefit) expense                                  $     0         $     0

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2003 and 2002 are presented below:

                                                Years ended July 31,
                                                  2003         2002

Deferred tax assets:
   Net trade activity included for income tax  $       -    $       -
   purposes not recognized for financial
   reporting
   Investments and assets impaired for
    financial                                      1,051        1,069
   reporting not disposed of for tax purposes
   Amortization                                      557          598
   Net operating loss carryforward                 5,657        5,418
   Capital loss carryforward                                       -
   Other                                             554          673
                                                ---------    ---------
                                               $   7,819        7,758

Deferred tax liabilities:
   Amortization                                        0          (63)
                                                ---------    ---------

Net deferred tax assets                            7,819        7,695
Valuation allowance                               (7,819)      (7,695)
                                                ---------    ---------
                                               $       -    $       -



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

NOTE 10 - 401(k) SAVINGS PLAN AND BONUS PLAN

Employees of the Company may participate in a 401(k) savings plan, whereby the employees may elect to make contributions pursuant to a salary deduction agreement upon meeting age and length of service requirements. The Company may make optional matching contributions of 50% of electing employees' deferrals, up to a ceiling amount of 3% of gross annual wages. There were no matching contributions to the plan for the years ended July 31, 2003 and 2002.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                  Carrying         Fair Value
                                                   Amount
                                                -------------    --------------
                    Assets
Cash                                                   $ 104             $ 104
Accounts receivable                                      674               674
Regional office receivable                                57                57

                 Liabilities
Accounts payable                                       $ 265             $ 265
Accounts payable to brokers                              874               874
Current portion long-term debt                           324               324

The carrying values of cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to independent licensed brokers approximates their fair value at July 31, 2003.

The fair value of current and long-term portions of long-term indebtedness is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 12 - LEGAL PROCEEDINGS

         In July 2003, ITEX, together with directors Eric Best, John Wade, Steven White and Alan Zimmelman, became parties to a legal proceeding initiated by Daniela Calvitti, former CFO of ITEX (Daniela C. Calvitti v. ITEX Corporation, Eric Best, John Wade, Steven White, Alan Zimmelman, and DOES 1 through 50, inclusive, filed in the Sacramento County Superior Court, Case No. 03AS04123). Ms. Calvitti seeks damages from ITEX and its directors on several theories of relief, including retaliation, wrongful termination in violation of public policy, breach of written contract, breach of the implied covenant of good faith and fair dealing, employment related defamation, intentional infliction of emotional distress and negligence. Plaintiff's complaint was subsequently amended to add claims for interference with contract and business, and misrepresentation in relation to securities. Plaintiff seeks damages to be determined at trial, together with exemplary or punitive damages and an award of attorneys' fees and costs. The claim arises out of the termination of plaintiff's employment with the Company during March 2003. The Company believes it had cause to terminate the employment of plaintiff under the terms of her employment agreement, and that plaintiff's claims are without merit.

         In August 2003, ITEX, together with Lakemont Capital and directors Eric Best, John Wade, Steven White and Alan Zimmelman, became parties to a legal proceeding initiated by Lewis "Spike" Humer, Jr. and Melvin Kerr, former CEO and COO of ITEX, respectively (Lewis "Spike" Humer, Jr., Melvin Kerr v. ITEX Corporation, Lakemont Capital, Eric Best, John Wade, Steven White, Alan Zimmelman, and DOES 1 through 50, inclusive, filed in the Sacramento County Superior Court, Case No. 03AS04427). The plaintiffs seek damages from ITEX and its directors, as well as Lakemont Capital, on several theories of relief, including breach of express contract, breach of implied covenant of good faith and fair dealing, violation of Labor Code 1102.5, termination in violation of public policy, intentional misrepresentation of fact and negligent misrepresentation of fact. Plaintiffs seek damages to be determined at trial for lost income and benefits, for mental distress, emotional distress and mental anguish, as well as punitive damages, prejudgment interest, and an award of attorneys' fees and costs. The claim arises out of the termination of plaintiffs' employment with the Company in June 2003. The Company believes it had cause to terminate the employment of each of the two plaintiffs under the terms of their respective employment agreements, and that plaintiffs' claims are without merit.

         The Company will initially seek to strike plaintiffs' claims relating to punitive damages and emotional distress. Despite management's belief that ITEX had cause to terminate the employment of each of the three plaintiffs, the outcome of this matter cannot be predicted at this time and if either plaintiff is successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company.

         In a related employment matter, Lewis Humer and Melvin Kerr filed claims with the Labor Commissioner of the State of California (Case Nos. 08-40720 and 08-40721, respectively) for unpaid vacation pay, wages and expenses totaling $20 and $5, respectively, and requesting penalties of $22 and $19, respectively.

         On May 13-15, 2003, a jury trial was completed in the case of Moore, et al v. ITEX Corporation, et al. (Wendy Moore, Rocky Moore and Sweetwater Lone Tree Roofing, Inc. v. ITEX Corporation, Itex Trade Exchange, International Trade Exchange, Abilene Trade Exchange, Inc. Adam Keidl and Carol Phelps, filed in the 32nd Judicial District Court of Nolan County, Texas, Cause No. 18,317). The lawsuit involved claims brought under the Texas Deceptive Trade Practices Act that independent representatives of ITEX made certain deceptive representations to induce plaintiffs to join and participate in the ITEX exchange. The Company denied wrongdoing and vigorously defended the claims as asserted in the litigation. The jury found in favor of the lone corporate plaintiff as against all defendants, and awarded Plaintiff $105 in damages (reduced by $50 if the case was not appealed) for which ITEX was jointly and severally liable, plus additional damages of $32 of which ITEX was liable for $10. After the filing of a motion for a new trial, the matter was settled out of court and plaintiffs' claims dismissed with prejudice.

         In June 2003, an action was filed by United Trade Network against ITEX related to its opening of a company-owned store in Las Vegas, Nevada, and its employment of John Madera. (United Trade Network v. ITEX Corporation, John Madera, Does I-V, inclusive, filed in District Court, Clark County, Nevada, Case No. A468693). Plaintiff alleged that defendant Madera breached a covenant not to compete, and has alleged theft of trade secrets, tortuous interference with economic advantage and breach of contract. Plaintiff sought injunctive relief ordering that the employment of Madera be terminated, that its trade secrets be protected and for compensatory damages in excess of $10. The Las Vegas office was subsequently closed on June 19, 2003, and plaintiff's claims were dismissed with prejudice.

         In a matter related to the opening of a broker office in Salt Lake City, an action was filed in May 2003 against ITEX and its former CEO Lewis Humer by an existing ITEX broker (Graham Norris, Sr. and Zibco Corporation, DBA ITEX-in-Utah v. ITEX Corporation, Lewis "Spike" Humer, ITEX of Salt Lake, Eric Laker, Tina Marie Fowler and Does 1-10, filed in Third Judicial District, Salt Lake City, Utah, Case. No. 030909748). The complaint alleges breach of duty of good faith and fair dealing and intentional interference with current and prospective economic relations, and seeks unspecified damages, including punitive damages. Management will endeavor to seek a resolution of the underlying issues, but the outcome of this matter cannot be predicted at this time.

         For the employment-related and other pending litigation matters, ITEX accrued $400 during the fourth quarter ended July 31, 2003, to cover potential losses from and future expenses relating to these claims.

         The Company is subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on the financial position or results of operations of the Company.

NOTE 13 - SUBSEQUENT EVENTS

During the first quarter of fiscal 2004 the Company sold its corporate-owned offices in New York, Toronto, and Sacramento to an independent Broker and franchisees.


   Office                                         Balance at     Current     Long-Term      Projected
   Location       Date of Sale     Sale Amount October 2, 2003   Portion      Portion      Payoff Date
--------------------------------------------------------------------------------------------------------
New York      August, 2003              $350           $350          $62         $288    January, 2009
Toronto       August, 2003              $600           $600         $102         $498    January, 2009
Sacramento    October, 2003             $800           $700          $99         $601    April, 2010
                                   ---------------------------------------------------
                                      $1,750         $1,650         $263       $1,387
                                   ===================================================


The corporate-owned offices sold carried a net book value of $321(consisting of $42 in fixed assets and $279 in member lists) in exchange for receivables of 1,650. The offices sold for a total of $1,750 with one office providing $100 on the date of purchase. The Company will recognize a gain of $1,429 in the first quarter of fiscal year 2004.


NOTE 14 - RELATED PARTY TRANSACTIONS

         As of July 31, 2003, we carried a $300 short-term note payable to an individual, bearing interest of 16% with principal due on December 31, 2003. The note originated in the third quarter of fiscal 2001, and carried an initial service charge plus an additional annual renewal fee of 4%. Our payments of interest and service charges under this note during the first two years of its existence resulted in an effective annual interest rate of 21%. In December 2002, the Company further incurred costs associated with this note by foregoing the interest, by only paying $0.10 per month. The unpaid interest continued to accrue at a 16% APR. As of July 31, 2003, the note, including principal and interest totaled $330. At July 31, 2003, the note was secured by certain personally owned real property of a former President and CEO of ITEX.

         On October 2, 2003, the chairman of the Company acted to relieve ITEX of this loan by loaning the Company $300. The loan was used to pay off the note balance, which had accrued to $345 in exchange for a one-year secured promissory note with interest at 8%, 13% less than the previous effective interest rate. The loan is secured by a security interest in substantially all of our assets.

         As of July 31, 2003 the company paid Lakemont Capital $35 related to the proxy contest at the annual shareholder meeting in February, 2003. At July 31, 2003 Lakemont Capital was due $20. Lakemont Capital, Ltd. is an affiliate of the current Chairman of the Board of ITEX Corporation.

NOTE 15 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         Current management assessed the likelihood of collecting the $111 GST receivable from exchange members as remote and has written off to bad debt expense.

         The Company performed a detailed review of accounts receivable in the fourth quarter of 2003. As such, management deemed that A/R should be adjusted downward $314. The adjustment consists of a $138 increase in the bad debt reserve and a direct write off of $176 for accounts receivable, both of which were recorded as a direct reduction of revenues in the fourth quarter.

         The Company accrued $400 for defense and counter claim cost of three former executives and an Independent Licensed Broker. See Table Below.


Summary of Significant 4th Quarter Adjustments

Goods and Services Tax Write Off         $      111
Accounts Receivable Write Down                  314
Accrued Legal                                   400
                                          ----------
Total Adjustments                        $      825
                                          ==========

Goods and Services Tax

         In December 2002, the Canadian Customs and Revenue Agency ("CCRA") contacted the company regarding Goods and Services Tax ("GST") that should have been assessed to the ITEX exchange membership base from March 2001 - December 31, 2002. In March 2003, former management billed the unbilled GST, for the eight preceding quarters to the membership base and established a GST receivable of $151 to offset the corresponding liability. A reserved $25 was also established to account for the possibility that the Company may not be able to fully collect on some of the older GST balances. As of July 31, 2003, the collection efforts yielded receipts of $15. Current management has assessed the likelihood of collecting the remaining $111 as remote and as a result of the analysis has written off the remaining balance to bad debt expense. The company remains obligated to pay the remaining tax balance of $78 as of July 31, 2003.

         As of July 31, 2003, the Company paid $89, leaving an outstanding balance due CCRA of $78, including interest and penalties totaling $16.

Accounts Receivable

         The Company performed a detailed review of accounts receivable in the fourth quarter of 2003. As such, management deemed that A/R should be adjusted downward $314, The adjustment consisted of a $138 increase in the bad debt reserve and a direct write off of $176, both of which were recorded as a direct adjustment to revenues.

          (1) accounts receivable over ninety days outstanding average $40 per month; (2) fee reversals from prior transactions average $45 per month; and (3) approximately 50% of the Company's aged receivables, average $230 per month, are collected with exceptions. Therefore, an increase of $138 ($62 had been accounted for in previous periods) to the accounts receivable reserve was necessary as of July 31, 2003. The AR reserve resulted in a reduction of revenues in the fourth quarter. The Company is now assessing the accounts receivable reserve on a quarterly basis.

Accounts Receivable Allowance Analysis

                                           Amount   Likelihood of      Total
                                                      occurrence
AR over 90 days                          $      40            100%  $       40
Average reversal of fees                        45            100%          45
AR aging total                                 230             50%         115
                                                                     ----------
                                                                          200
                                                                    ==========

Total Accounts Receivable (per
 Balance sheet)                                                            874

Reserve as a percentage of total AR                                         23%

Legal Accrual

         During the fourth quarter of fiscal 2003 the Company became a defendant in three separate legal suits related to three former executives and an Independent Licensed Broker. The Company accrued $400 to cover potential losses from and future expenses relating to these claims. See Note 12 - Legal Proceedings for further details.

Payroll Accrual

         During the fourth quarter of fiscal 2003 claims were filed by two former executives for unpaid vacation, wages, and expenses. Although the Company will vigorously defend these claims, a decision was made by management to accrue for the total amount being claimed in both cases totaling approximately $67. See
Note 12 - Legal Proceedings for further details.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures

         Changes in Internal Controls

         In June 2003, the Board of Directors terminated the employment of the Chief Executive Officer and the Chief Operating Officer who were in office during the entirety of the third fiscal quarter of 2003. The employment of the Chief Financial Officer was terminated during the middle of the third quarter of 2003.

         During the second half of fiscal 2003, the Board of Directors became aware of certain deficiencies and weaknesses in our Internal Controls. To address the deficiencies and weaknesses identified, we hired an Internal Control Advisor in June 2003 and have implemented and continue to implement changes required to our processes, procedures, systems and personnel. We have also taken corrective actions with regard to our Internal Controls, which include, among other things:

     -- Adopting of a Code of Ethics applicable to the CEO and Senior Financial Officers;
     -- Recognizing and communicating to managers and employees the duties and responsibilities of the Audit Committee;
     -- Granting employees full access to Company management, the Audit Committee and the independent auditors;
     --   Restructuring the finance department with an emphasis on
          accountability;
     -- Increasing supervisory and management review procedures during the month-end closing process;
     -- Establishing new processes and procedures for various activities including disbursements, revenues assurance and monitoring internal projects;
     -- Centralizing several critical functions including the accounts payable, billing and credit control;
     --   Performing accounting reconciliation activities on a more regular basis;
     --   Implementing a centralized purchase order system;
     --   Revising the approval authority matrix signatories and limits;
     -- Safeguarding how transactions are properly authorized; o Safeguarding assets against unauthorized or improper use;
     --   Safeguarding how transactions are properly recorded and reported;
     --   Implemented revenue recognition procedures;
     -- Conducted a detailed study of the adequacy of internal accounting and regulatory controls

         Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chairman performing the functions of interim principal executive officer and interim principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, which was concluded in the course of preparing our financial statements for the year ended July 31, 2003 and in connection with the audit of our financial statements for 2003 by our independent auditors, management concluded that these disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

         During the course of this review and evaluation, we performed additional substantive procedures, including a review of specific balance sheet and operating expense accounts, a review of our revenue recognition and accounts receivable policies, as well as implementing the additional internal controls described above. We believe the actions we have taken and the additional substantive procedures we have performed, provide us with reasonable assurance that any deficiencies and weaknesses we identified in our disclosure controls and procedures did not result in material misstatements in our consolidated financial statements contained in this Annual Report on Form 10-KSB. We intend to continue to evaluate and implement actions to improve the effectiveness of our disclosure controls and procedures, and will take further actions as dictated by our reviews.

         Despite the fact that improvements have been made, the corrective actions and changes being made to our internal control over financial reporting have not yet been fully implemented and tested. Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls and fraud. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

         Information with respect to Directors may be found under the captions "Election of Directors" and "Management Information" of our Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement"). This information is incorporated herein by reference.

         The information in the Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference.

         We have adopted the ITEX Code of Ethics (the "Code of Ethics"), a code of ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on our website at www.itex.com/corporate. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 10. Executive Compensation

         The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees - Director Compensation" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information in the Proxy Statement set forth under the captions "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         The information set forth under the captions "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

         a)  Exhibit Listing

Exhibit    Description
 Number

   3.1     Amended and Restated Articles of Incorporation of ITEX Corporation
   3.2     Amended and Restated Bylaws of ITEX Corporation
  10.1     ITEX Corporation 1995-96 Key Employee Incentive Stock Option Plan(1)
  10.2     ITEX Corporation 1996-97 Key Employee Incentive Stock Option Plan(1)
  10.3 ITEX Corporation 1997-98 Key Employee Incentive Stock Option Plan(1) Employment Agreement between ITEX Corporation and Lewis "Spike"
  10.4      Humer, Jr.(2)
           Employment Agreement  between ITEX Corporation and Daniela C.
  10.5      Calvitti(2)
  10.6     Employment Agreement  between ITEX Corporation and Melvin P. Kerr(2)
  10.7     Employee Nondisclosure Agreement for Lewis "Spike" Humer, Jr.
  10.8     Employee Nondisclosure Agreement for Melvin P. Kerr
  10.9     Form of Indemnification Agreement
 10.10     Form of ITEX Corporation Franchise Agreement
 10.11 Form of ITEX Corporation Independent Licensed Broker Agreement Contract for the Purchase of Toronto Corporate Office and Use of Itex
            Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and
 10.12      Security Agreement(3)
           Contract for the Purchase of New York Corporate Office and Use of
            Itex Client
           Information dated August 7, 2003, between ITEX Corporation and 44
            Trade Corporation,
 10.13     with Secured Promissory Note and Security Agreement(3)
           Contract for the Purchase of Sacramento Corporate Office and Use of
            Itex Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with
 10.14      Secured Promissory Note and Security Agreement(3)
 10.15     Financing Agreement between ITEX Corporation and Steven White
  14.1     Code of Ethics for CEO and Senior Financial Officers
    21     Subsidiaries of ITEX Corporation
    23     Independent Auditors' Consent
           Certifications of Chief Executive Officer Pursuant to Section 302 of
  31.1      the Sarbanes-Oxley Act of 2002
           Certifications of Chief Financial Officer Pursuant to Section 302 of
  31.2      the Sarbanes-Oxley Act of 2002
           Certifications of Chief Executive Officer and Chief Financial Officer
  32.1      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to Registration Statement 333-53289 on Form S-8, filed May 21, 1998.
     (2) Incorporated by reference to the amended Annual Report on Form 10-KSB/A for the Fiscal Year Ended July 31, 2002, filed on December 18, 2002.
     (3) Incorporated by reference to the Report on Form 8-K filed October 28, 2003

          b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended July 31, 2003:

     Date of the Report         Item Reported
     ------------------         -------------

     June 16, 2003              CEO plan of succession; appointment of Internal
                                Control Advisor
     June 16, 2003              Termination of employment of CEO and COO;
                                Proposed disposition of corporate-owned offices

     The following reports were furnished under Item 12 of Form 8-K during the quarter ended July 31, 2003:

     Date of the Report         Description
     ------------------         -----------
     May 16, 2003               Results of Operations
     June 24, 2003              Results of Operations


Item 14.  Principal Accountant Fees and Services

         Information concerning principal accountant fees and services appears in the proxy statement under the heading "Fees Paid to EKS&H" and is incorporated herein by reference.



SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ITEX CORPORATION



Date: November 13, 2003          /s/  Steven White
                                 --------------------------------------------
                                 Steven White, Interim Chief Executive Officer
                                 Interim Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.


Date: November 13, 2003          By:  /s/ Steven White
                                    ---------------------------------------
                                    Steven White, Interim Chief Executive
                                    Officer, Interim Chief Financial Officer
                                    (Principal Executive Officer) and Chairman
                                    of the Board

Date: November 13, 2003          By:  /s/ Alan Zimmelman
                                    ---------------------------------------
                                    Alan Zimmelman, Interim Chief Operating
                                    Officer and Director

Date: November 13, 2003          By:  /s/  John Wade
                                    ---------------------------------------
                                    John Wade, Director


Date: November 13, 2003          By:  /s/  Eric Best
                                    ---------------------------------------
                                    Eric Best, Director