Form 10KSB/A
period 2003-07-31
ITEX CORPORATION
filed 2003-12-02
CIK 860518

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     Transitional Small Business Disclosure Format (check one):
     Yes [  ]    No [X]



                                   EXPLANATION

     ITEX Corporation hereby amends Items 9 through 12 of its Form 10-KSB for the fiscal year ended July 31, 2003, as filed with the Securities and Exchange Commission ("SEC") on November 13, 2003, to disclose the information originally incorporated by reference from its definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

     Set forth below is information concerning our directors, executive officers and other key employees.

    Name                        Age        Position
    -----------                -----       --------

    Directors:
    Steven White                45         Chairman, Director
    Eric Best                   34         Director
    John A. Wade                41         Director
    Alan Zimmelman              59         Director

    Executive Officers:
    Steven White                45         Interim CEO and Interim CFO


     Following is a discussion of the business background of each director and executive officer. All directors were elected to a one-year term at the Annual Meeting held January 31, 2003, with election results certified on February 5, 2003. Steven White and Alan Zimmelman are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company.

     Directors

     Steven White has been a director of the Company and served as its Chairman since February 2003. He was appointed Interim CEO and Interim CFO in June 2003, assuming full management responsibility for the Company. Mr. White is also President of Lakemont Capital, Ltd., a business advisory firm. From 1996 to 2000, he was CEO and President of Ubarter.com, a public company offering a range of barter services, originally founded by Mr. White in 1983 as Cascade Trade Association. In June 2000, Mr. White directed the sale of Ubarter.com to Network Commerce, an Internet-based technology infrastructure and services company. From June 2000 to June 2001, Mr. White was a Senior Vice President of Network Commerce. Mr. White is the former Chairman and President of the National Association of Trade Exchanges (NATE) and a Technology Committee founder. He co-founded the Barter Association National Currency (BANC). He is the recipient of the Distinguished Service Award from International Reciprocal Trade Association (IRTA).

     Eric Best has been a director of the Company since February 2003. He is CEO of MorseBest Innovation, a custom software consulting, developer and systems integration practice located in Seattle, WA. Prior to founding MorseBest Innovation in 2001, he was a founding partner of MindCorps in 1996, a high-growth software consultancy that served the Internet and Fortune 500 markets. In 1999, Mr. Best and his partners at MindCorps created a complementary software product firm, Emercis Corporation to provide e-commerce infrastructure tools to business enterprises. Mr. Best orchestrated the sale of MindCorps to Amazon.com in 1999 and the sale of Emercis to Impressa, Inc. in 2000. Joining Amazon.com, he managed business development for the Network from 1999 to 2000. Mr. Best holds degrees in Business Administration and Biology from Bellevue Pacific University. Mr. Best served as a director of Ubarter.com from 1999 to 2000.

     John A. Wade has been a director of the Company since February 2003. He has served since May 1998 as Chief Financial Officer of Aptimus, Inc., a leader in online direct marketing located in Seattle, WA. Prior to joining Aptimus, Mr. Wade served as the CFO and COO for Buzz Oates Enterprises, a real estate development company. He also has worked as the controller for A&A Properties, Inc., an asset management corporation and for Labels West, a manufacturing company; as well as an auditor and taxation specialist at McGladrey and Pullen, an international accounting firm. Mr. Wade has a Bachelor of Science degree in business administration with a concentration in accounting from the San Diego State University School of Business. Mr. Wade served as a director of Ubarter.com from 1999 to 2000.

     Alan Zimmelman has been a director of the Company since February 2003. He has served as Interim COO from June. Prior to serving as a director of the Company, he was primarily engaged since September 1999 as a private investor. From November 1987 until August 1996, he was President of BXI West Los Angeles, a private company involved in the barter business. He has over twenty-five years experience in sales and management, including over 15 years affiliated with companies involved in the barter business, twelve years affiliated with companies in the hotel industry and five years affiliated with companies in hospital administration. He served as Vice President of Operations for Ubarter.com from 1996 through 2000 and as a director from 1997 to 1999.

     Executive Officers

     Steven White has served as Interim Chief Executive Officer and Interim Chief Financial Officer of the Company since June 2003. See additional comments above for Mr. White under the heading "Directors."

         Information Regarding the Board and its Committees

     Our board of directors is composed of four members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. Our bylaws provide that the authorized number of directors may be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders. The Board of Directors is evaluating its governance practices in view of certain changes in listing standards and SEC rules adopted to implement provisions of the Sarbanes-Oxley Act of 2002. However, because ITEX is not listed on a national securities exchange certain of these corporate governance requirements are not mandated, such as the requirement that each member of the audit committee will have to meet the applicable laws and regulations regarding being "independent." The Board will give serious consideration to voluntary compliance with these exchange standards for audit and other committees, but has not elected to do so at this time. Accordingly, we cannot assure you that the Board will have the necessary authority and practices in place to review and evaluate ITEX's business operations and to make decisions that are independent of our management.

     The current Board of Directors met ten times during the period from its election in February 2003 to the end of the fiscal year on July 31, 2003. All directors attended each of the Board meetings and meetings of the committees on which they served during fiscal year 2003. Below is a table that provides membership and meeting information for each of the Board committees:

                                                            Compensation
  Name                                             Audit    & Nominating
  ----                                             -----    ------------

  Mr. White                                         X            X *
  Mr. Wade                                          X *          X
  Mr. Best                                                       X
  Total meetings in fiscal year 2003                7            3

*    Committee Chairperson


     Committees of the Board of Directors

     The standing committees of the Board of Directors of the Company are the Audit Committee and the Compensation and Nominating Committee. Below is a description of each committee of the Board of Directors.

     Audit Committee. The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk, and for compliance with applicable legal and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, any internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee's oversight role are set forth in the ITEX Audit Committee Charter. The Audit Committee Charter is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents.

     In next year's annual report for the fiscal year ended July 31, 2004, we will be required to disclose whether we have an "Audit Committee Financial Expert" serving on our audit committee, as that term is defined in rules adopted by the SEC in January 2003, and, if not, why. The Audit Committee has consisted of Messrs. Wade and White since February 5, 2003. Our Board has not yet determined that any of those persons is an Audit Committee Financial Expert. However, the Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. If there is no change in the members comprising the Audit Committee during fiscal 2004, and if the Board determines that neither member of the current Audit Committee would be described as an Audit Committee Financial Expert, at this time, the Board does not believe that it is necessary to actively search for an outside person to serve on the Board who would qualify as an Audit Committee Financial Expert. The Committee has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

     In connection with his assumption of the role of Interim Chief Executive Officer and Interim Chief Financial Officer of ITEX in June 2003, Mr. White has made and will make certain certifications required under the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC with respect to (i) the Company's financial statements and other financial information included in periodic reports filed with the SEC, (ii) the Company's disclosure controls and procedures regarding the disclosure to the certifying officers of material information relating to the Company, and (iii) the Company's internal controls and whether there are any deficiencies in the design or operation of such internal controls. Although an executive officer, Mr. White has remained on the Audit Committee and meets with and makes reports to the Audit Committee with respect to the items which are the subject matter of his certifications and other matters. Consequently, of the two current members of the Audit Committee, only Mr. Wade is independent as defined by Rule 4200(a)(15) of the NASD's listing standards. Our Audit Committee Charter provides that if the Committee is composed of three (3) or more members, a majority of the members will meet the independence requirements of the NASD's listing standards.

     Compensation and Nominating Committee. The Compensation Committee reviews retirement and benefit plans and salaries and incentive compensation to be provided to our executive personnel, employees, and consultants, and recommends appropriate compensation and benefit levels. The Compensation Committee also administers our current stock option plan, including the approval of grants and options under the plan to our employees, consultants and directors and, in general, oversees general policy matters relating to our various compensation plans, including payroll, option, stock, medical and bonus plans. In its function as Nominating Committee, the Committee is authorized to determine the slate of director nominees for election to the Board, identify and recommend to the Board potential nominees for Board positions and make recommendations to the Board regarding size and composition of the Board. The Nominating Committee is authorized to consider shareholder recommendations for nominees to fill Board positions if such recommendations are received.

     Our board of directors may establish other committees to facilitate the management of our business.

     Code of Ethics

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

           Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates.

     We believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Lewis Humer and Melvin Kerr each inadvertently filed late one report on Form 4, due to technical problems with their electronic filings.

Compensation of Directors

     In February 2003, following its election by stockholders, the Board modified the compensation program for directors. We provide no cash or trade dollar compensation to any of our directors for serving on our board of directors or for attendance of meetings of committees of the board of directors. Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. During fiscal 2003, each non-employee director (a director not compensated by a salary from the Company) elected on February 5, 2003 was compensated for the current Board term through the grant of 40,000 shares of common stock of the Company. Directors are eligible to receive option grants and direct stock issuances under our current stock option plan. No options were issued to the current Board during fiscal 2003.

     During the period from August 1, 2002, to February 5, 2003, the former non-employee board members of ITEX received consideration consisting of:

o    An annual retainer of $20,000, payable monthly in advance;
o    An annual grant of 5,000 shares of ITEX common stock;
o An annual grant of options to purchase 15,000 shares of the ITEX's common stock;
o    An annual trade dollar grant of $12,000, payable monthly in advance;
o    Cash compensation equal to the tax effect of receiving trade dollars;
o A per meeting fee of $1,000 for chairs of Board Committees (except for meetings of the Executive Committee); and
o A per meeting fee of $750 for attendance at committee meetings (except for meetings of the Executive Committee).

Item 10.  Executive Compensation

     The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended July 31, 2003, 2002 and 2001 by our Chief Executive Officer and the other most highly compensated executive officers serving during any part of the fiscal year ended July 31, 2003.

                           Summary Compensation Table*


                                                                                             Long-Term
                                                          Annual Compensation                Compensation
                                              -------------------------------------------    --------------
                                                                                              Securities   All Other
                                               Salary                     Other Annual        Underlying   Compensation
Name and Principal Position     Year             ($)          Bonus ($)   Compensation ($)    Options (#)  ($)
---------------------------     ----           ------         ---------   ----------------    -----------  ------------
Steven White, Interim CEO,      2003         $ 14,440(1)           -       $ 8,800(2)                -
CFO

Lewis Humer, CEO (3)            2003             186,115    $ 12,500(4)      64,258 (5)              -
                                2002             155,833      12,500(6)      23,060 (7)        370,000       $1,884(14)
                                2001             127,510           -         34,538 (7)

Melvin Kerr, COO (8)            2003             140,670       6,250(4)      24,134 (9)              -        1,220(14)
                                2002          100,000(8)       6,250(6)    100,000 (10)        300,000

Daniela Calvitti,CFO(11)        2003          87,246(11)       6,250(4)      8,308 (12)              -          875(14)
                                2002             132,000       6,250(6)     23,002 (13)        275,000
                                2001          96,923(11)           -        10,154 (13)        100,000


(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officers were omitted.

(1)  Mr. White has served as Interim CEO since June 15, 2003.

(2) Represents the value of 40,000 shares of common stock awarded for service on the Board of Directors on February 20, 2003. The value of the common stock was measured by the higher of the twelve-month trailing average price per share or the closing price on the day of grant, which was $.22.

(3) Mr. Humer served as CEO from December 2001 to June 15, 2003. During fiscal 2001 he was Vice President of Operations and Chief Operating Officer.

(4) Bonus paid based on Company fourth quarter 2002 results, not individual performance.

(5) Represents $19,501 in perquisites and other personal benefits paid in cash, the value of 100,000 shares of common stock awarded for services valued at $.22 per share ($22,000), $7,831 in trade dollar compensation, and $14,925 in trade dollar expenditures for Mr. Humer's personal use. In addition to the amount shown above, at July 31, 2003 Mr. Humer's personal trade dollar account had a balance owing of $12,480. Pursuant to his agreement with the Company, this amount will be converted to a 12-month promissory note bearing 12% interest.

(6) Bonus paid based on Company third quarter 2002 results, not individual performance.

(7) For fiscal 2002, represents $4,000 as payments for car allowance, $9,654 in trade dollar compensation, $406 in personal benefits paid in cash, and the value of 100,000 shares of common stock awarded for services valued at $.09 per share ($9,000). For fiscal 2001, represents $4,800 for car allowance, $4,538 in trade dollar compensation, and $25,200 for trade dollar expenditures for Mr. Humer's personal use.

(8) Mr. Kerr served as COO from December 2001 to June 15, 2003. Fiscal 2002 salary represents payments from December 1, 2001 to July 31, 2002.

(9) Includes $15,334 in personal and housing benefits paid in cash, $6,000 in trade dollar compensation, and $2,800 for trade dollar expenditures for Mr. Kerr's personal use.

(10) Includes a contribution by ITEX of $10,000 on Mr. Kerr's behalf to the ITEX 401(k) retirement plan, $28,000 in housing, travel and tuition reimbursement expenses paid on Mr. Kerr's behalf, $22,500 for consulting fees, the value of 100,000 shares of common stock awarded for services valued at $.09 per share ($9,000), and $30,500 in trade dollar compensation.

(11) Ms. Calvitti served as CFO from October 2000 to April 15, 2003. Fiscal 2003 compensation reflects payments from August 1, 2002 to April 15, 2003. Fiscal 2001 compensation reflects payments from October 23, 2000 to July 31, 2001.

(12) Includes compensation of $8,308 in trade dollars during fiscal 2003. In addition to the amount shown above, at July 31, 2003 Ms. Calvitti's personal trade dollar account had a balance owing of $9,980. Pursuant to her agreement with the Company, this amount will be converted to a demand note bearing 10% interest from the date of inception of the credit line.

(13) For fiscal 2002, includes compensation of $17,377 in trade dollars, and the value of 62,500 shares of common stock awarded for services valued at $.09 per share ($5,625). For fiscal 2001, reflects compensation in trade dollars.

(14) Represents term life insurance premiums.


Options Granted in Last Fiscal Year

     No options were granted to our executive officers during the fiscal year ended July 31, 2003.

     During fiscal 2003, we granted non-executive employees options to purchase 70,500 shares of our common stock at exercise prices ranging from $0.08 to $0.21. The options vest 25% immediately and 25% each year thereafter, and have a five-year term. They are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability. During fiscal 2003, options to purchase 2,080,000 shares of common stock were canceled according to the terms of the option agreements. At July 31, 2003, there were 190,500 options outstanding, with a weighted average exercise price of $.24.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     No stock options were exercised by our named executive officers during the fiscal year ended July 31, 2003, and there were no unexercised options held as of July 31, 2003. No stock appreciation rights were exercised during fiscal 2003 or were outstanding at July 31, 2003.

Employment Agreements

     On November 16, 2001 the Company entered into an employment agreement with Mr. Humer whereby, Mr. Humer agreed to serve as President and Chief Executive Officer and receive compensation equal to $155,000 per year. On December 14, 2001 the Company entered into an employment agreement with Mr. Kerr and Ms. Calvitti whereby, they agreed to serve as Chief Operating Officer and Chief Financial Officer, respectively, and receive compensation equal to $150,000 and $132,000 per year, respectively. Each agreement was subject to annual increases as may be determined by the Board of Directors. Effective June 1, 2002, the Board acted to raise Mr. Humer's salary to $185,000. In September 2002, the Board acted to raise Mr. Kerr's and Ms. Calvitti's salary to $163,000 and $145,000, respectively, effective August 1, 2003. Each agreement entitled the employee to participate in a bonus program as may be determined from time to time by the Board of Directors, and to receive awards of stock options as may be determined from time to time by the Compensation Committee. The employment agreements were to expire by their terms on December 14, 2003. The employment agreements were terminable by mutual consent or by the Company for cause. Mr. Humer and Mr. Kerr were terminated for cause on June 15, 2003. Ms. Calvitti was terminated for cause on March 15, 2003. In July 2003, Ms. Calvitti initiated a legal action against ITEX and its directors seeking damages for retaliation, wrongful termination, breach of contract and other theories of relief. In August 2003, Mr. Humer and Mr. Kerr joined together to bring a legal action against ITEX and its directors seeking damages for breach of contract and on several other theories of relief. See Note 12 - Legal Proceedings of the Notes to Financial Statements (Item 7) for information regarding these legal proceedings.

     Ten days before the Annual Shareholder Meeting of January 21, 2003, facing an imminent change of control by an insurgent group of directors, the incumbent Board of Directors of the Company acted to amend the employment agreements of executives Lewis Humer, Mel Kerr and Daniela Calvitti to modify certain change-of-control provisions. The modified provisions would provide, among other things, that if a majority of the incumbent board members were not elected in the 2003 Annual Meeting, the executives would be entitled to a lump sum payment equal to their annual salary. The Company disputes whether the contract modifications are enforceable. Nevertheless, the legal effect of these modifications has not been determined, and the terminated executives are currently seeking to enforce these change-of-control provisions.

Equity Compensation Plan Information

     The Company maintains three stock option plans, the 1995-1996 Key Employee Incentive Stock Option Plan ("1995-6 Plan"), the 1996-1997 Key Employee Incentive Stock Option Plan ("1996-7 Plan"), and the 1997-1998 Key Employee Incentive Stock Option Plan ("1997-8 Plan") (collectively, the "Plans"), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into various individual arrangements outside of the Plans, providing for the issuance of options and the grant of common stock. The Plans and the individual plans are described more fully below.

     The following table gives information about equity awards under the Plans and the individual equity arrangements as of July 31, 2003.

                                           (a)                              (b)                             (c)

                                                                                                Number of securities available
                                   Number of securities                                            for future issuance under
                              to be issued upon exercise of    Weighted-average exercise            equity compensation plans
                                   outstanding options,          price of outstanding                [excluding securities
Plan category                      warrants and rights       options, warrants and rights          reflected in column (a)]
Equity compensation plans
approved by security
holders                                  190,500                           $.24                          2,774,500

Equity compensation plans
not approved by security
holders (1)                              160,000                           $.14                              -

Total                                    350,500                           $.19                          2,774,500


(1) These numbers represent potential awards of common stock during fiscal 2004 for service on the Board of Directors. The shares will be valued by the higher of the twelve-month trailing average price per share or the closing price on the day of grant. For fiscal 2003 grants were valued at $.22, based on the closing price on the day of grant as published by the OTC Bulletin Board. For purposes of this table, the twelve-month trailing average price per share is estimated to be $.14.

Key Employee Incentive Stock Option Plans

     The 1995-6 Plan was approved by the Board in December 1995 and ratified by stockholders in May 1996. A total of 1,250,000 shares were approved by the stockholders for issuance under option agreements, subject to the 1995-6 Plan. The 1996-7 Plan was approved by the Board in January 1997 and ratified by stockholders in February 1999. A total of 755,000 shares were approved by the stockholders for issuance under the 1996-7 Plan. The 1997-8 Plan was approved by the Board in September 1997 and by stockholders in February 1999. A total of 965,000 shares were approved by the stockholders for issuance under the 1997-8 Plan. Each Plan was intended to attract, motivate and retain key personnel who could contribute materially to the Company's growth and success and to give personnel a greater personal stake in the success of the Company. Although each of the Plans authorized the grant to eligible employees of Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, the Plans also served as an equity incentive program for the grant of nonqualified stock options to outside directors, consultants and advisors.

     At the 2003 Annual Meeting of Shareholders, the stockholders were asked to approve the adoption of the 2003 Equity Incentive Plan (the "2003 Plan"). If adopted, the previously approved Plans would have ceased to be used and the proposed 2003 Plan utilized for all new option grants. At the 2003 Annual Meeting, the proposal failed to gather the requisite number of votes.

     The Company intends to resubmit for stockholder approval at the 2004 Annual Meeting a Stock Option Plan ("2004 Plan") which will include all options granted by the Company prior to the effective date of the 2004 Plan, in accordance with the effective date of grant and all other terms of prior agreements with employees and optionees. Under the 2004 Plan, the total number of shares of common stock reserved for issuance will be 2,000,000, which may be Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

     As of July 31, 2002, the Company had outstanding options to purchase an aggregate of 2,200,000 shares of common stock, of which 1,600,000 were issued to directors and executive officers of the Company. After reversion of 2,080,000 underlying shares due to stock option expirations and forfeitures, options to purchase 190,500 underlying shares were outstanding at July 31, 2003.

Non-Stockholder Approved Equity Arrangements

     During fiscal 2003, each non-employee director (a director not compensated by a salary from the Company) elected on February 5, 2003 was compensated for the current Board term through the grant of 40,000 shares of common stock of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of November 30, 2003 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10-KSB, and (d) all directors and executive officers of the Company as a group.


                                                      Shares (2)    Percent (3)
Name and Address (1)                                  Beneficially  of Voting
Of Beneficial Owner                                   Owned         Shares
--------------------                                  ------------  -----------
Current Directors and Executive Officers:
Steven White                                           382,000       2.1%
Eric Best                                              105,000         *
John Wade                                               40,000         *
Alan Zimmelman                                          80,000         *

All current directors and executive
officers as a group (4 persons)                        607,000       3.3%

Former Executive Officers and Other
Beneficial Owners:

Collins Christensen (4)                              2,109,080       11.6%
Lewis Humer                                            305,050       1.7%
Melvin Kerr                                            147,000         *
Daniela Calvitti                                        87,000         *

*    Less than one percent.

(1) Except as noted below, the business address of the current directors and executive officers is 3400 Cottage Way, Sacramento, CA 95825.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of November 30, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 18,170,065 voting shares outstanding as of July 31, 2003.

(4)  The address of Mr. Christensen is 1701 Ladino Road, Sacramento, CA 95864.

Item 12.  Certain Relationships and Related Transactions

     As of July 31, 2003, we carried a $300,000 short-term note payable to an unaffiliated individual, bearing interest of 16% with principal due on December 31, 2003. The note originated in the third quarter of fiscal 2001, and carried an initial service charge plus an additional annual renewal fee of 4%. Our payments of interest and service charges under this note during the first two years of its existence resulted in an effective annual interest rate of 21%. In December 2002, the Company further incurred costs associated with this note by foregoing the interest, by only paying $100 per month. The unpaid interest continued to accrue at a 16% APR. As of July 31, 2003, the note, including principal and interest totaled $330,000. At July 31, 2003, the note was secured by certain personally owned real property of a former President and CEO of ITEX. On October 2, 2003, Steven White, Interim CEO and Chairman of the Company, acted to relieve ITEX of this loan by loaning the Company $300,000. The loan was used to pay off the note balance which had accrued to $345,000, in exchange for a one-year secured promissory note with interest at 8%, 13% less than the previous effective interest rate. The loan is secured by a security interest in substantially all of the assets of the Company.

     During the fiscal year ended July 31, 2003 the Company reimbursed Lakemont Capital $59,000 for its expenses related to the election contest at the Annual Meeting of Shareholders in February 2003, and an additional $15,000 of legal expenses incurred by the insurgent directors. Lakemont Capital, Ltd. is an affiliate of Mr. Steven White. Mr. White was also paid $18,000 during the 2003 fiscal year from a fiscal 2002 consulting agreement.

Item 13.  Exhibits and Reports on Form 8-K.

          a)  Exhibit Listing


Exhibit
Number     Description

 3.1       Amended and Restated Articles of Incorporation of ITEX Corporation(4)
 3.2       Amended and Restated Bylaws of ITEX Corporation(4)
10.1       ITEX Corporation 1995-96 Key Employee Incentive Stock Option Plan(1)
10.2       ITEX Corporation 1996-97 Key Employee Incentive Stock Option Plan(1)



Exhibit
Number     Description
10.3       ITEX Corporation 1997-98 Key Employee Incentive Stock Option Plan(1)
10.4       Employment Agreement between ITEX Corporation and Lewis "Spike" Humer, Jr.(2)
10.5       Employment Agreement  between ITEX Corporation and Daniela C. Calvitti(2)
10.6       Employment Agreement  between ITEX Corporation and Melvin P. Kerr(2)
10.7       Employee Nondisclosure Agreement for Lewis "Spike" Humer, Jr.(4)
10.8       Employee Nondisclosure Agreement for Melvin P. Kerr(4)
10.9       Form of Indemnification Agreement(4)
10.10      Form of ITEX Corporation Franchise Agreement(4)
10.11      Form of ITEX Corporation Independent Licensed Broker Agreement(4)
10.12      Contract for the Purchase of Toronto Corporate Office and Use of Itex Client Information dated August 7,
           2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security
           Agreement(3)
10.13      Contract for the Purchase of New York Corporate Office and Use of Itex Client
           Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement(3)
10.14      Contract for the Purchase of Sacramento Corporate Office and Use of Itex Client
           Information dated October 2, 2003, between ITEX Corporation and Direct Business
           Exchange of California, Inc., with Secured Promissory Note and Security Agreement(3)
10.15      Financing Agreement between ITEX Corporation and Steven White(4)
14.1       Code of Ethics for CEO and Senior Financial Officers(4)
21         Subsidiaries of ITEX Corporation(4)
23         Independent Auditors' Consent(4)
31.1       Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

(1)        Incorporated by reference to Registration Statement 333-53289 on Form S-8, filed May 21, 1998.
(2)        Incorporated by reference to the amended Annual Report on Form 10-KSB/A for the Fiscal Year Ended July 31, 2002, filed on
           December 18, 2002.
(3)        Incorporated by reference to the Report on Form 8-K filed October 28, 2003
(4)        Incorporated by reference to the Report on Form 10-KSB filed November 13, 2003


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

     June 16, 2003         CEO plan of succession; appointment of Internal
                           Control Advisor
     June 16, 2003         Termination of employment of CEO and COO; Proposed
                           disposition of corporate-owned offices

     The following reports were furnished under Item 12 of Form 8-K during the quarter ended July 31, 2003:


     Date of the Report    Description
     ------------------    -----------

     May 16, 2003          Results of Operations
     June 24, 2003         Results of Operations


Item 14.  Principal Accountant Fees and Services

Fees Paid to EKS&H

     Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Ehrhardt Keefe Steiner & Hottman PC ("EKS&H"), for the audit of our annual financial statements for the years ended July 31, 2003, and July 31, 2002, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal year ended July 31, 2003 and 2002, and fees billed for other services rendered by EKS&H during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

Year Ended July 31                      2003                  2002

Audit Fees
                                $     45,000         $      57,847
Audit Related Fees(1)                  9,485                69,769
Tax Fees(2)                           10,000                10,000
All Other Fees(3)
___________________________________________________________________
Total
                                $     64,485         $     137,616

(1) Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ITEX's financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company's stock option plans, additional revenue compliance procedures related to performance of the review or audit of our financial statements, and accounting consultations regarding the application of GAAP to proposed transactions.
(2) Tax Fees consist of the aggregate fees billed for professional services rendered by EKS&H for tax compliance, tax advice, and tax planning (domestic and international).
(3) All Other Fees consist of services which would not impair the independence of the auditor which support our evaluation of the effectiveness of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Related Fees.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEX CORPORATION


Date: December 1, 2003      By: /s/  Steven White
                                Steven White, Interim Chief Executive Officer Interim Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.


Date: December 1, 2003      By:  /s/ Steven White
                                 ----------------------------------------------
                                 Steven White, Interim Chief Executive Officer,
                                 Interim Chief Financial Officer (Principal
                                 Executive Officer) and Chairman of the Board

Date: December 1, 2003      By:  /s/ Alan Zimmelman
                                 ----------------------------------------------
                                 Alan Zimmelman, Interim Chief Operating Officer
                                 and Director

Date: December 1, 2003      By:  /s/  John Wade
                                 ----------------------------------------------
                                 John Wade, Director


Date: December 1, 2003      By:  /s/  Eric Best
                                 ----------------------------------------------
                                 Eric Best, Director