Form 10QSB
period 2003-10-31
ITEX CORPORATION
filed 2003-12-22
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2003

                         Commission File Number 0-18275

                                ITEX CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              93-0922994
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                 3400 Cottage Way, Sacramento, California 95825
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                  Yes |X|                               No |_|

As of October 31, 2003, the Company had 18,170,065 shares of common stock outstanding.

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2003

                                      INDEX

                                                                         Page(s)
PART  I.         Financial Information

  ITEM 1.        Financial Statements

                 Consolidated Balance Sheets as of October 31, 2003
                 (unaudited) and July 31, 2003                                1

                 Consolidated Statements of Operations for the Three
                 Month Periods Ended October 31, 2003 and
                 2002 (unaudited)                                             2

                 Consolidated Statements of Cash Flows for the
                 Three Month Periods Ended October 31, 2003 and
                 2002 (unaudited)                                             3

                 Notes to Consolidated Financial Statements                  4-7

   ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                7

   ITEM 3.       Controls and Procedures                                     13

PART II.         Other Information                                           14

   ITEM 1.       Legal Proceedings                                           14

   ITEM 5.       Other Information                                           14

   ITEM 6.       Exhibits and Reports on Form 8-K                            14

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                   October 31, 2003    July 31,
                                                     (unaudited)         2003
                                                   ----------------    --------
                                     Assets
Current assets:
  Cash and cash equivalents (Note 3)                   $    214        $    104
  Accounts receivable, net of
  allowance of $200 and $200 (Note 3)                     1,056             674
  Notes receivable - sale of corporate
  offices (Note 4)                                          318              57
  Prepaids and other current assets                         148             153
                                                       --------        --------
    Total current assets                                  1,736             988

Property and equipment, net of
accumulated depreciation of $650 and $671                    83             158
Purchased member lists, net                                 162             502
Note receivable - sale of corporate
offices, less current portion (Note 4)                    1,573             200
Discount on notes receivable                               (132)             --
Other assets                                                 --              72
                                                       --------        --------
    Total assets                                          3,422           1,920
                                                       ========        ========

                      Liabilities and stockholders' equity

Current liabilities:
  Notes payable, related party (Note 5)                     300             324
  Accounts payable                                          152             265
  Commissions payable to brokers (Note 3)                 1,205             874
  Accrued payroll and taxes                                 190             137
  Deferred revenue, current portion                          59              67
  Accrued legal fees                                        412             437
  Accrued legal settlements                                  23              79
  Other current liabilities                                 125             127
                                                       --------        --------
    Total current liabilities                             2,466           2,310

Deferred revenue                                             21              91
                                                       --------        --------
    Total liabilities                                     2,487           2,401

Commitment and Contingencies

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
  shares authorized; 18,170,065 shares
  issued and outstanding                                    182
  Additional paid-in capital                             29,313          29,313
  Treasury stock, at cost (2,000 shares)                    (10)            (10)
  Foreign currency translation                               31              14
  Accumulated deficit                                   (28,581)        (29,980)
                                                       --------        --------
    Total stockholders' equity                              935            (481)

      Total liabilities and stockholders' equity       $  3,422        $  1,920
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIOD ENDED
                            OCTOBER 31, 2003 AND 2002
                    (In thousands, except per share amounts)

                                                  Three Months Ended October 31,
                                                      2003              2002
                                                  ------------      ------------
                                                           (unaudited)
Revenue
  Trade exchange revenue                            $  2,787           $  2,662

Costs and expenses
  Costs of trade exchange revenue                      1,876              1,510
  Selling, general and administrative                    607                859
  Costs of regulatory and litigation matters              92                 27
  Depreciation and amortization                           99                136
                                                    --------           --------
                                                       2,674              2,532
  Income from operations                                 113                130

Other income (expense)
  Interest income (expense), net                         (12)                (8)
  Gain on sale of regional offices                     1,297                 --
                                                    --------           --------
                                                       1,285                 (8)

Income before income taxes                             1,398                122
                                                    --------           --------
Net income                                          $  1,398           $    122
                                                    ========           ========
Earnings per common share
  Basic                                                 0.08               0.01
  Diluted                                               0.08               0.01

Average common equivalent shares
  Basic                                               18,170             17,725
  Diluted                                             18,176             18,081

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Three Months Ended October 31
                                                       2003              2002
                                                   ------------      -----------
                                                             (unaudited)
Cash flows from operating activities:
  Net income                                         $  1,398          $    122
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Gain on sale of corporate offices                  (1,297)               --
    Imputed interest from corporate
    office receivables                                     --                (4)
    Depreciation and amortization                          99               136
    Change in allowance for uncollectible
    accounts                                               --                12
Changes in operating assets and liabilities:
    Accounts receivable                                  (382)             (249)
    Prepaids and other current assets                      77              (143)
    Accounts payable, accruals, and other
    current liabilities                                  (172)             (138)
    Commissions payable to brokers                        329               196
    Non-current deferred revenue                          (70)               --
                                                     --------          --------
      Net cash provided by (used in)
      operating activities                                (18)              (68)
                                                     --------          --------

Cash flows from investing activities:
  Purchase of property and equipment                       --               (18)
  Proceeds from sales of corporate offices                111                16
                                                     --------          --------
      Net cash provided by investing activities           111                (2)
                                                     --------          --------

Effective exchange rate on cash and
cash equivalents                                           17                --
                                                     --------          --------

Net increase (decrease) in cash and
cash equivalents                                          110               (70)

Cash and cash equivalents at beginning
of period                                                 104                90
                                                     --------          --------

Cash and cash equivalents at end
of period                                            $    214          $     20
                                                     ========          ========

Supplemental cash flow information:
   Cash paid for interest                            $     21          $     13
   Cash paid for income taxes                        $     --          $     --

The accompanying notes are an integral part of the consolidated      financial
statements.

Non cash transactions are disclosed in (Note 4).

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month period ended October 31, 2003 (unaudited)
In thousands (except share and per share amounts)

NOTE 1 - The Company

      ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. Through our franchisees and Independent Licensed Broker ("ILB") network in the United States and Canada, we provide a business-to-business payment system for retail, professional, media and other corporate members. Our business services and payment system enable over $170 million a year in trade transactions to be processed between approximately 14,000 members businesses, which, collectively, make up the ITEX trade exchange ("ITEX Exchange"). We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees.

NOTE 2 - Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2003; the results of operations for the three month periods ended October 31, 2003 and 2002; and cash flows for the three month periods ended October 31, 2003 and 2002. The results of operations for the three-month period ended October 31, 2003, is not necessarily indicative of the results for the entire fiscal year ending July 31, 2004.

      Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report filed on Form 10-KSB.

      Certain reclassifications have been made to the financial statements of prior periods to conform to the October 31, 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

NOTE 3 - Cash, Accounts Receivable & Commissions Payable to Brokers

      The Company operates using four week billing and payroll cycles. The timing difference between the four week operating cycles and the Company's quarterly reporting periods causes fluctuations in cash, accounts receivable and commissions payable to brokers.

      o The autopay runs created from clients who have allowed the Company to retain their credit card or checking account information primarily affect cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. For the three months ending October 31, 2003, the cash balance is $214 and the accounts receivable balance is $1,056.

      o Similarly, the timing of payroll, based on four-week cycles, will affect the balance in commissions payable to brokers. For the three months ending October 31, 2003, ITEX shows $1,205 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final. The advance broker commission for any given cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle.

Note 4 - Corporate Office Receivables

      During  the  first   quarter  of  fiscal   2004  the   Company   sold  its
corporate-owned offices in New York, Toronto, and Sacramento to an independent Broker and franchisees.

  Office                                              Balance at          Current      Long-Term           Projected
 Location        Date of Sale      Sale Amount       October 31, 2003      Portion      Portion           Payoff Date
-------------------------------------------------------------------------------------------------------------------------
New York         August, 2003          $350                $347              $62          $285           January, 2009
Toronto          August, 2003          $600                $596             $102          $494           January, 2009
Sacramento       October, 2003         $800                $700              $99          $601           April, 2010
Loan Discount                           $0                  $0               $0          ($132)
St. Louis        March, 2002            $35                $25               $7           $18            December, 2007
Portland         October, 2001          $92                $58               $16          $42            September, 2006
Orlando          September, 2001        $78                $39               $15          $24            January, 2006
Lafayette        October, 2001          $38                $21               $9           $12            July, 2005
Jensen           October, 2001          $75                $20               $3           $17            July, 2009
Houston          November, 2001         $97                $85               $5           $80            September, 2014
                                     -----------------------------------------------------------
                                      $2,165              $1,891            $318         $1,441
                                     ===========================================================

      The corporate-owned offices sold since October 2001, carried a net book value of $433 (consisting of $50 in fixed assets and $383 in member lists) in exchange for receivables of $2,165. The offices sold for a total of $2,265 with one office providing $100 on the date of purchase. The Company recognized a gain of $1,297 in the first quarter of fiscal year 2004 and $303 in fiscal year ending 2002.

      The Company financed the corporate-owned offices sold in the first quarter of fiscal year 2004. The carrying values of the notes at 10/31/03 were $1,643, with a stated interest rate of 3%. The Company assessed the risk associated with carrying these note for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes. As a result, the Company discounted the carrying value of the notes $132. This discount will be recognized as interest over the life of the notes.

NOTE 5 - Notes Payable, Related Party Transaction

      As of October 1, 2003, we carried a $300 short-term note payable to an individual, bearing interest of 16% with principal due on December 31, 2003. The note originated in the third quarter of fiscal 2001, and carried an initial service charge plus an additional annual renewal fee of 4%. Our payments of interest and service charges under this note during the first two years of its existence resulted in an effective annual interest rate of 21%. In December 2002, the Company further incurred costs associated with this note by foregoing the interest, by only paying one hundred dollars per month. The unpaid interest continued to accrue at a 16% APR. As of July 31, 2003, the note, including principal and interest totaled $330. At July 31, 2003, the note was secured by certain personally owned real property of the wife of a former President and CEO of ITEX.

      On October 2, 2003, the chairman of the Company acted to relieve ITEX of this note by loaning the Company $300. The loan was used to pay off the note balance, which had accrued to $345, in exchange for a one-year secured promissory note with interest at 8%, 13% less than the previous effective interest rate. The loan is secured by a security interest in substantially all of our assets.

NOTE 6 - Related Party Transaction

      At July 31, 2003, Lakemont Capital was due $20. Lakemont Capital, Ltd. is an affiliate of the current Chairman of the Board of ITEX Corporation. Lakemont Capital was paid in full during the first quarter of Fiscal 2004.

NOTE 7 - Litigation and Claims

      In July 2003, ITEX, together with directors Eric Best, John Wade, Steven White and Alan Zimmelman, became parties to a legal proceeding initiated by Daniela Calvitti, former CFO of ITEX (Daniela C. Calvitti v. ITEX Corporation, Eric Best, John Wade, Steven White, Alan Zimmelman, and DOES 1 through 50, inclusive, filed in the Sacramento County Superior Court, Case No. 03AS04123). Ms. Calvitti seeks damages from ITEX and its directors on several theories of relief, including retaliation, wrongful termination in violation of public policy, breach of written contract, breach of the implied covenant of good faith and fair dealing, employment related defamation, intentional infliction of emotional distress and negligence. Plaintiff's complaint was subsequently amended to add claims for interference with contract and business, and misrepresentation in relation to securities. Plaintiff seeks damages to be determined at trial, together with exemplary or punitive damages and an award of attorneys' fees and costs. The claim arises out of the termination of plaintiff's employment with the Company in March 2003. The Company believes it had cause to terminate the employment of plaintiff under the terms of her employment agreement, and that plaintiff's claims are without merit.

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

      The Company initially sought to strike plaintiffs' claims relating to punitive damages and emotional distress. On December 8, 2003, certain demurrers filed by the Company related to contract issues, punitive damages and tort damages were sustained with leave to amend. Plaintiffs are required to file and serve an amended complaint on or before December 29, 2003. Despite management's belief that ITEX had cause to terminate the employment of each of the three plaintiffs, the outcome of this matter cannot be predicted at this time and if either plaintiff is successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company.

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

Other Litigation

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

      The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of October 31, 2003 unless otherwise noted.

Overview

      ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. Through our franchisees and Independent Licensed Broker ("ILB") network in the United States and Canada, we provide a business-to-business payment system for retail, professional, media and other corporate members. Our business services and payment system enable over $170 million a year in trade transactions to be processed between approximately 14,000 members businesses, which, collectively, make up the ITEX trade exchange ("ITEX Exchange"). We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees.

Disposition of Company-Owned Offices

      On November 24, 2003, we entered into an agreement to sell our company-owned trade office located in Seattle, Washington. This sale represented the fourth sale of a corporate-owned office of ITEX on similar terms since the July 31, 2003 fiscal year end. A Form 8-K containing information relating to the sale of the four company-owned offices in Seattle, Sacramento, New York and
Toronto, including unaudited pro forma condensed consolidated financial information, was filed with the SEC on November 28, 2003. Three of the office sales occurred during the quarter ended October 31, 2003. A Form 8-K containing information relating to the sale of the first three company-owned offices in Sacramento, New York and Toronto, including unaudited pro forma condensed consolidated financial information, was filed with the SEC on October 28, 2003. During the quarter ended October 31, 2003, we recognized a gain of $1,297 from the sale of the first three company-owned offices.

      Management expects the sale of the four company-owned offices to make a significant contribution toward reducing our selling, general and administrative costs during fiscal 2004. However, our costs of trade exchange revenue will increase since our commissions to franchisees and independent brokers are paid out at a higher rate than with company-owned offices. We believe the net effect of these sales will be positive for ITEX, and result in greater income from operations. However the full effect of the dispositions will not be reflected in our financial statements until subsequent quarters are completed.

      Notwithstanding the gain from the dispositions we have recognized this quarter, the notes receivable resulting from the sales will be collected over six years and carry a stated 3% annual interest. We have assessed the risk associated with carrying these notes for six years, determined a rate-adjusted rate of 6% for valuation purposes, and discounted the carrying value of the notes by $133. The respective balances of the purchase price are payable according to the terms of secured promissory notes, which are secured by a general security interest in the properties, assets, trademarks and rights of the respective purchaser.

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

      We also receive cash transaction fees based on the value of the barter transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX trade dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7-1/2% of the ITEX trade dollar amount of that member's purchases and sales during the period.

      As described below under accounting for trade dollar activity, we do not record revenues for trade dollars received in exchanges with our trade exchange members.

Accounting for Trade Dollar Activity

      We receive trade dollars for monthly services provided to our exchange members, and for exchanges of goods or services between ITEX and our members. We also expend trade dollars in the acquisition of goods or services used in our operations. Historically, we have spent substantially all trade dollars earned for broker commissions, advertising, salaries and legal settlements.

      During the first quarter of fiscal 2004 we earned an estimated 2,096 trade dollars and expensed an estimated 1,946 trade dollars. These trade dollars are not reflected in the accompanying financial statements.

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

      o Significant underperformance relative to expected historical or projected future operating results

      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

      o     Significant  negative  industry  or  economic  trends;   significant
            decline in our stock price for a sustained period

      o     Our market capitalization relative to net book value

      We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. At October 31, 2003, we determined no impairment was appropriate.

Valuation of Notes Receivable

      We determine a present value of our notes receivable using a risk-adjusted discount rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes. If material, the difference between the carrying value and the present value is recorded as a loan discount and is recognized as interest over the life of the loan. As well, we periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

      o Significant underperformance relative to expected historical or projected future operating results

      o     Change in management of the franchisee responsible for the note.

      We look primarily to the undiscounted future cash flows in our assessment of whether or not notes receivable risk being uncollectible or unrecoverable. At October 31, 2003, we determined no such risk existed.

RESULTS OF OPERATIONS

Trade Exchange Revenue and Costs

      ITEX earned trade exchange revenue for the three-month periods ended October 31, 2003 and 2002 of $2,787, and $2,662, respectively. We incurred costs of trade exchange revenue for the three months ended October 31, 2003 and 2002 of $1,876 and $1,510 respectively. This increase is attributable to commissions paid to franchisees in lieu of SG&A expenses incurred for corporate-owned stores. Our costs of trade exchange revenue are expected to continue to increase the next two quarters, as we recognize the full effect of the sale of our corporate-owned offices.

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

      During the three month period ended October 31, 2003, we recognized $20 in
initial   franchise   revenue,   included  in  trade  exchange  revenue  in  the
accompanying financial statements.

      During the quarter, we incurred $35 in expenses related to legal, professional and licensing fees related to franchising. In addition, we invested $7 in expenses related to marketing, sales and other costs to support the franchise portion of our business.

Selling, General and Administrative Expenses

      Selling, general and administrative costs include payroll, employee benefits, equity compensation and other headcount-related costs associated with sales and marketing personnel, advertising, promotions, tradeshows, seminars, and other sales programs, as well as facilities, certain human resources, and other administrative fees.

      We  incurred  selling,   general  and  administrative   expenses  for  the
three-month periods ended October 31, 2003 and 2002 of $607 and $859, respectively.

      Following the fourth quarter of fiscal 2004, we reduced the number of management and support staff in both the corporate and corporate-owned offices. We also sold corporate-owned offices to an ITEX Independent Licensed Broker and franchisees in order to focus on managing the broker network. The sales of the corporate-owned offices allowed us to reduce significant expenses related to the regional operations while maintaining a substantial interest in the revenue stream generated from those offices through trade transactions and association fees.

Costs and Expenses of Regulatory and Litigation Matters

      We incurred costs and expenses related to regulatory and litigation matters for the three month periods ended October 31, 2003 and 2002 of $92 and $27, respectively. Most of these increased costs are attributable to lawsuits initiated by three former executives of the Company. See Note 7 - Litigation and Claims of the Notes to Financial Statements.

Depreciation and Amortization

      We recognized depreciation and amortization expense for the three-month periods ended October 31, 2003 and 2002 of $99 and $136, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Results for the Three Months Ended October 31, 2003

      During the first three months of fiscal 2004, we funded our activities through operations. At October 31, 2003, we had approximately $214 in cash and cash equivalents. We operate using four week billing and payroll cycles. The timing difference between the four-week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. The autopay runs created from clients who have allowed us to retain their credit card or checking account information primarily affect cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. Similarly, the timing of payroll, based on four-week cycles, will affect the balance in broker commissions payable.

      During the three months ending October 31, 2003, we used net cash in our operating activities of $(18) as compared to net cash used in operating activities of $(68) for the three months ending October 31, 2002.

      During the three months ending October 31, 2003, we reported net cash provided by investing activities of $111, resulting from proceeds received from the sale of corporate-owned offices.

      During the three months ending October 31, 2003, there was net cash provided from the effective exchange rate on cash and cash equivalents of $17, which did not exist in the prior fiscal year.

      At October 31, 2003, our working capital deficit was $731 compared to a deficit of $1,322 at July 31, 2003. Management continues to reduce overhead costs through increased operating efficiencies. In addition, by divesting the corporate offices, as outlined above, ITEX expects to yield additional cost savings, which management believes will streamline operations. Reduction of overhead includes corporate savings with smaller headcount and fewer office leases. In addition, by financing the sale of the existing corporate stores, the company expects to be able to realize a positive impact to cash flow over the next five years. At October 31, 2003, stockholders' equity increased to $935 from ($481) at July 31, 2003 primarily resulting from our net income of $1,398 in the first three months of fiscal 2004.

Business Risks

      This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have no history of sustained profits and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

      Our core business continues to have modest growth and we are moving forward with our initiatives to support the ILB and franchisee network while reducing corporate overhead. Our revenues increased to $2,787 from $2,662 for the quarter-end October 31, 2003 and 2002, respectively. However our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

      In the first quarter we consolidated our operations by selling our corporate-owned offices located in Toronto, New York and Sacramento. The sales of these three offices served to significantly reduce our corporate staff and administrative expenses.

We are largely dependent on key personnel who may not continue to work for us.

      During 2003, we experienced significant turnover of our principal executive positions. Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations. Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of Interim CEO Steven White. Management places heavy reliance on Mr. White's experience and management skills. We do not carry life insurance for any of our key personnel to insure the business in the event of their death. We have not entered into employment agreements with our current executive officers, including Mr. White. If any of these individuals were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed. However, we expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

      On October 2, 2003, Steven White, our Interim CEO and Chairman of the Board of Directors loaned the Company $300. The loan was used to pay off an existing note balance, which had accrued to $345, in exchange for a one-year secured promissory note with interest at 8%, 13% less than the previous effective interest rate. The loan is secured by a security interest in substantially all of our assets. Circumstances may arise in which Mr. White's interest as a creditor could conflict with his duty to act in the interest of stockholders. See Note 5 of the Consolidated Financial Statements - Note Payable, Related Party Transactions.

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

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During quarter end October 31, 2003, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.09 to $0.21 per share and the sale price of our common stock closed at $0.11 per share on October 31, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

      The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. This over-the-counter market provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for The NASDAQ Stock Market. Shares that are thinly traded on the

Bulletin Board often trade only infrequently and experience a significant spread between the market maker's bid and asked prices. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. In the event our securities are not included on the OTC Bulletin Board and do not qualify for the NASDAQ, quotes for the securities may be included in the electronic "pink sheets" for the over-the-counter market.

Current Litigation Could Adversely Affect our Business and Operations

      As discussed in "Legal Proceedings" and Note 7 - Litigation and Claims of the Notes to Financial Statements, we are subject to claims and lawsuits from former executives of the Company. While we believe that none of the litigation matters in which we are currently involved will have a material adverse impact on our financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on our business, and could negatively impact our profitability, our revenues, operating margins, net income, and possibly our ability to sustain operations.

ITEM 3.  CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our Chairman performing the functions of Interim Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report.

      We have concluded that these disclosure controls and procedures are effective as to ensuring that material information is captured, is reliable, and that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles. However, due to the recent changes in our accounting department, our capacity to process and report information in a timely manner has been diminished. There have been significant reductions in staff in our accounting department during the last two quarters. During the third fiscal quarter of 2003, the employment of the Chief Financial Officer was terminated. Our Controller resigned in June 2003, in conjunction with the termination of the employment of the Chief Executive Officer and the Chief Operating Officer. Additional changes in accounting personnel have occurred and are expected to occur in connection with the proposed relocation of the Company. See Item 5 - Other Information. During this fiscal quarter, additional disclosure requirements were required of the Company as a result of the disposition of a significant amount of assets. These stresses, coupled with an unanticipated non-performance by our EDGAR filing agent, contributed to the untimely filing of this quarterly report on Form 10-QSB. In light of the foregoing, management has concluded that with respect to timely reporting, our disclosure controls and procedures have not proven to be effective.

      We have assessed our existing capabilities and have taken or propose to take the following corrective actions as well as additional procedures to address the issues identified above:

      o     We have replaced our current EDGAR filing agent; and

      o We intend to enhance the capacity of our finance department, by hiring a full-time finance manager and additional support staff;

      We expect these changes to be effective to enable that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We will continue to evaluate and implement corrective actions to improve the effectiveness of our disclosure controls and procedures, and will take further actions as dictated by such continuing reviews.

      In our discussion on our internal controls and procedures for financial reporting contained in our Form 10-KSB for the fiscal year ended July 31, 2003, we indicated that during the second half of fiscal 2003, the Board of Directors became aware of certain deficiencies and weaknesses. To address the deficiencies and weaknesses identified in that report, we hired an Internal Control Advisor in June 2003, and have implemented and continue to implement changes required to our processes, procedures, systems and personnel. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 7 - Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 5. OTHER INFORMATION

      The Company has decided to move its executive offices from Sacramento, California and has commenced negotiations for a leased commercial facility located in the greater Seattle, Washington area. The move to the Seattle area is expected to occur during the first calendar quarter of 2004. ITEX employees have been informed of the proposed relocation. The Company will offer employment to several current Sacramento employees and will add additional staff as necessary.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as a part of this report:

Exhibit
Number    Description
-------   -----------

31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

      The following reports on Form 8-K were filed during and subsequent to the quarter ended October 31, 2003.

      (1) August 11, 2003 - Announcement of sale of corporate-owned offices in New York and Toronto.

      (2) October 28, 2003 -Announcement of sale of corporate-owned office in Sacramento. Pro forma financial information reflecting disposition of New York, Toronto, and Sacramento corporate owned offices.

      (3) November 28, 2003 -Announcement of sale of  corporate-owned  office in
      Seattle.  Pro  forma  financial  information   reflecting  disposition  of
      Seattle, New York, Toronto, and Sacramento corporate owned offices.

      The following reports were furnished under Item 12 of Form 8-K during the quarter ended October 31, 2003:

      (1) August 20, 2003 - Results of operations and financial position.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ITEX CORPORATION
                               (Registrant)

Date: December 18, 2003        /s/ Steven White
-----------------------        -------------------------------------------------
                               By: Steven White, Interim Chief Executive Officer
                                   Interim Chief Financial Officer