Form 10QSB
period 2004-01-31
ITEX CORPORATION
filed 2004-03-15
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 31, 2004

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

               3625 132nd Ave SE Suite 200 Bellevue, WA 98006-1323
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  425-463-4000
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of January 31, 2004, the Company had 18,170,065 shares of common stock outstanding.

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended January 31, 2004

                                      INDEX

                                                                         Page(s)
PART  I.    Financial Information

 ITEM 1.    Financial Statements

            Consolidated Balance Sheets as of January 31, 2004 (unaudited)
            and July 31, 2003                                                  1

            Consolidated Statements of Operations for the Three and Six
            month Periods Ended January 31, 2004 and 2003 (unaudited)          2

            Consolidated Statements of Cash Flows for the Six month
            Period Ended January 31, 2004 and 2003 (unaudited)                 3

            Notes to Consolidated Financial Statements                       4-7

 ITEM 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

 ITEM 3.    Controls and Procedures                                           14

PART II.    Other Information                                                 14

 ITEM 1.    Legal Proceedings                                                 14

 ITEM 5.    Other Information                                                 14

 ITEM 6.    Exhibits and Reports on Form 8-K                                  15

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           January 31, 2004     July 31, 2003
                                                                             (unaudited)
                                                                           ----------------     -------------
                                  Assets
Current assets:
      Cash and cash equivalents (Note 3)                                       $    148          $    104
      Accounts receivable, net of allowance of $200 and $200
      (Note 3)                                                                      950               674
      Notes receivable - sale of corporate offices (Note 4)                         375                57
      Prepaids and other current assets                                             122               153
                                                                                -------           -------
         Total current assets                                                     1,595               988

Property and equipment, net of accumulated depreciation of $650
  at July 31, 2003                                                                 --                 158
Purchased member lists, net                                                        --                 502
Note receivable - sale of corporate offices, less current portion
  and discount of 172 (Note 4)                                                    1,663               200
Other assets                                                                       --                  72
                                                                                -------           -------
         Total assets                                                             3,258             1,920
                                                                               ========          ========

            Liabilities and stockholders' equity
Current liabilities:
      Notes payable, related party (Note 5)                                        --                 324
      Accounts payable                                                               80               265
      Commissions payable to brokers (Note 3)                                     1,016               874
      Accrued payroll and taxes (Note 6)                                            131               137
      Deferred revenue, current portion                                              29                67
      Accrued legal fees (Note 6)                                                   400               437
      Accrued legal settlements                                                      21                79
      Other current liabilities                                                     126               127
                                                                                -------           -------
         Total current liabilities                                                1,803             2,310

Deferred revenue                                                                     18                91
                                                                                -------           -------
         Total liabilities                                                        1,821             2,401

Commitment and Contingencies

Stockholders' equity:
      Common stock, $.01 par value; 50,000,000 shares authorized;
         18,170,065 shares issued and outstanding                                   182               182
      Additional paid-in capital                                                 29,313            29,313
      Treasury stock, at cost (2,000 shares)                                        (10)              (10)
      Foreign currency translation                                                   29                14
      Accumulated deficit                                                       (28,077)          (29,980)
                                                                                -------           -------
         Total stockholders' equity                                               1,437              (481)

            Total liabilities and stockholders' equity                         $  3,258          $  1,920
                                                                               ========          ========

The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                            JANUARY 31, 2004 AND 2003

                                                    hree Months Ended January 31,      Six Months Ended January 31,
                                                      2004                2003           2004               2003
                                                    --------            -------        -------            -------
                                                             (unaudited)                       (unaudited)
Revenue
   Trade exchange revenue                           $ 2,708             $ 2,770        $ 5,495            $ 5,432

Costs and expenses
    Costs of trade exchange revenue                   1,879               1,696          3,756              3,206
    Selling, general and administrative                 379                 813            986              1,672
    Costs of regulatory and litigation matters          163                 (40)           255                (13)
    Depreciation and amortization                        60                 141            160                277
    Proxy costs                                           -                 151              -                151
                                                    -------             -------        -------            -------
                                                      2,481               2,761          5,157              5,293

  Income (loss) from operations                         227                   9            338                139

Other income (expense)
    Interest income (expense), net                       24                  (6)            12                (14)
    Loss on disposal of equipment                       (72)                  -            (72)                 -
    Gain on sale of corporate-owned offices             326                   -          1,623                  -
                                                    -------             -------        -------            -------
                                                        278                  (6)         1,563                (14)

Income (loss) before income taxes                       505                   3          1,901                125

Provision for income taxes                                -                   -              -                  -
                                                    -------             -------        -------            -------

Net income (loss)                                   $   505             $     3        $ 1,901            $   125



Earnings (loss) per common share
    Basic                                              0.03                0.00           0.10               0.01
    Diluted                                            0.03                0.00           0.10               0.01

Average common equivalent shares
    Basic                                            18,170              17,728         18,170             17,728
    Diluted                                          18,170              18,563         18,170             18,563

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Six Months Ended January 31,
                                                                          2004                   2003
                                                                        -------                 -----
                                                                                   (unaudited)
Cash flows from operating activities:
   Net income                                                           $ 1,901                 $ 125
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Gain on sale of corporate offices                                     (1,623)                   -
   Imputed interest from corporate office receivables                        (7)                  (6)
   Fixed assets purchased with trade dollars                                                     (13)
   Depreciation and amortization                                            141                  277
   Loss on disposal of equipment                                             72                    -
   Change in allowance for uncollectible accounts                             -                   12
Changes in operating assets and liabilities:
   Accounts receivable                                                     (277)                 168
   Prepaids and other current assets                                        104                 (235)
   Accounts payable, accruals, and other current liabilities               (287)                (403)
   Commissions payable to brokers                                           142                  263
   Non-current deferred revenue                                            (111)                 (31)
                                                                        -------                 -----
     Net cash provided by (used in) operating activities                     55                  157
                                                                        -------                 -----

Cash flows from investing activities:
   Purchase of property and equipment                                         -                  (18)
   Payments received from notes receivable                                  148
   Proceeds from sales of corporate offices                                 150                   29
                                                                        -------                 -----
     Net cash provided by investing activities                              298                   11
                                                                        -------                 -----

Cash flows from financing activities:
   Stock options excercised                                                   -                    1
   Repayment on third party indebtedness                                   (324)                   -
                                                                        -------                 -----
                                                                           (324)                   1
                                                                        -------                 -----
Effective exchange rate on cash and cash equivalents
   Foreign currency translation                                              15                    -
                                                                        -------                 -----
Effective exchange rate on cash and cash equivalents                         15                    -
                                                                        -------                 -----

Net increase (decrease) in cash and cash equivalents                         44                  168

Cash and cash equivalents at beginning of period                            104                   90
                                                                        -------                 -----

Cash and cash equivalents at end of period                              $   148                 $ 258
                                                                        =======                 =====

Supplemental cash flow information:
-----------------------------------
   Cash paid for interest                                               $    25                 $  23
   Cash paid for income taxes                                           $     -                 $   -

Noncash investing and financing activities:
-------------------------------------------
Sale of the 4 corporate-owned offices were financed with $2,100 of notes receivable.

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2004 (unaudited) In thousands (except share and per share amounts)

NOTE 1 - The Company

      ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. Through our franchisees and Independent Licensed Broker ("ILB") network in the United States and Canada, we provide a business-to-business payment system for retail, professional, media and other corporate members. Our business services and payment system enable more than $170 million a year in transactions to be processed between approximately 14,000 member businesses, which, collectively, make up the ITEX trade exchange ("ITEX Exchange"). We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees.

NOTE 2 - Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2004; the results of operations for the three and six month periods ended January 31, 2004 and 2003; and cash flows for the six month period ended January 31, 2004 and 2003. The results of operations for the three and six month periods ended January 31, 2004, are not necessarily indicative of the results for the entire fiscal year ending July 31, 2004.

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

      Certain reclassifications have been made to the financial statements of prior periods to conform to the January 31, 2004 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

NOTE 3 - Cash, Accounts Receivable & Commissions Payable to Brokers

      The Company operates using four-week billing and payroll cycles. The timing difference between the four week operating cycles and the Company's quarterly reporting periods causes fluctuations in cash, accounts receivable and commissions payable to brokers.

      The autopay runs created from members who have allowed the Company to retain their credit card or checking account information primarily affect cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. The last autopay run was collected on January 23, 2004. For the six month period ending January 31, 2004, the cash balance is $148 and the accounts receivable balance is $950.


      Similarly, the timing of payroll, based on four-week cycles, will affect the balance in commissions payable to brokers. For the six month period ending January 31, 2004, ITEX shows $1,016 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final. The advance broker commission for any given cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle.

Note 4 - Corporate Office Receivables

      During fiscal 2002 the Company sold its corporate-owned offices in St. Louis, Portland, Orlando, Lafayette, Jenson Beach and Houston to independent licensed brokers. During fiscal 2004, the Company continued it's restructuring and sold its corporate-owned offices in New York, Toronto, Sacramento and Seattle to an independent licensed broker and three franchisees.

Toronto          August, 2003           600          553      104          449      January, 2009
Sacramento       October, 2003          800          663      100          563      April, 2010
Seattle          November, 2003         500          442       52          390      January, 2011
St. Louis        March, 2002             35           22        7           15      December, 2007
Portland         October, 2001           92           56       17           39      September, 2006
Orlando          September, 2001         78           31       15           16      January, 2006
Lafayette        October, 2001           38           20        9           11      July, 2005
Jensen           October, 2001           75           17        3           14      July,12009
Houston          November, 2001          97           84        6           78      September, 2014
Loan Discount                             -            -        -         (172)
                                    ------------------------------------------
                                    $ 2,665      $ 2,210    $ 375      $ 1,663
                                    ==========================================

      The offices sold in fiscal year 2002 for a total $415. The net book value of the offices sold was $112, (consisting of $8 in fixed assets and $104 in member lists). The Company recognized gain of $303.

      The offices sold in fiscal year 2004 for a total of $2,250 with two offices providing a cumulative total of $150 on the dates of purchase. The net book value of the offices sold was $447 (consisting of $44 in fixed assets and $403 in member lists.) The Company recognized a gain of $1,623 in fiscal year 2004.

      The Company financed $2,100 of the corporate-owned offices sold in the first and second quarters of fiscal year 2004. The carrying values of the notes at 01/31/04 were $1,980, with a stated interest rate of 3%. The Company assessed the risk associated with carrying these notes for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes. As a result, the Company discounted the carrying value of the notes $172. This discount will be recognized as interest over the life of the notes.

NOTE 5 - Notes Payable, Related Party Transaction

      We carried a $300 short-term note payable to an individual, bearing interest of 16% with principal due on December 14, 2003. The note originated in the third quarter of fiscal 2001, and carried an initial service charge plus an additional annual renewal fee of 4%. Our payments of interest and service charges under this note during the first two years of its existence resulted in an effective annual interest rate of 21%. In December 2002, the Company further incurred costs associated with this note by foregoing the interest, by only paying one hundred dollars per month. The unpaid interest continued to accrue at a 16% APR. As of July 31, 2003, the note, including principal and interest totaled $330. At July 31, 2003, the note was secured by certain personally owned real property of the wife of a former President and CEO of ITEX.

      On October 2, 2003, the chairman of the Company acted to relieve ITEX of this note by loaning the Company $300. The loan was used to pay off the note balance, which had accrued to $345, in exchange for a one-year secured promissory note with interest at 8%. The loan was paid in full on January 7, 2004, including interest of $3.

NOTE 6 - Litigation and Claims

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

      Mediation of these proceedings and claims has been scheduled for March 2004. The outcome of these matters cannot be predicted at this time and if mediation were unsuccessful and if either plaintiff were successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company.

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

NOTE 7 - Office Relocation

      During January 2004, we moved our executive offices to Bellevue Washington, and entered into a three-year lease agreement. Lease payments of $8,000 commenced February 1, 2004. This amount is approximately $4,510 less than our previous Sacramento monthly facility commitment. The total lease commitment for the three-year period is $288,000.

      The company disposed of furniture and equipment in connection with the relocation to Seattle, resulting in a write off of $72,000. This charge against earnings is a one-time event.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share amounts)

RESULTS OF OPERATIONS

Overview
--------

      We provide a business-to-business payment system for retail, professional, media and other corporate members through our franchise and independent licensed broker network ("Broker Network") in the United States and Canada. Our revenues are derived from transactions processed between approximately 14,000 member businesses, which, collectively make up the ITEX trade exchange. We administer the ITEX trade exchange and act as a third-party record-keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees. See "Account Policies and Estimates" below for a summary of our revenue recognition policies and how we account for our trade dollar activities.

      Net income for the quarter ended January 31, 2004 was $505, which was $502 higher than the corresponding quarter for the previous year. Earnings per share were $.03, which was $.03 higher than the prior year quarter. Results for the current quarter included a gain on the sale of a corporate-owned office of $326. Excluding the gain from office sale, income from operations increased to $227 from $9 in the prior year quarter.

      During November 2003, we sold our corporate-owned office located in Seattle, Washington. This sale represented the fourth sale of a corporate-owned office since the July 31, 2003 fiscal year end. During the current quarter, we recognized a gain of $326 from the sale of the Seattle office. The disposition of the four corporate-owned offices has substantially contributed to the reduction in our selling, general and administrative costs, to $379 during the current quarter from $813 during the prior year quarter. However, this reduction in expenses is offset by increased costs of our trade exchange revenue, to $1,879 this quarter from $1,696 in the prior year quarter, reflecting the higher rate of commissions payable to franchisees and brokers in these locations. Further contributing to lower expense levels were our actions to reduce staff, limit franchising efforts, renegotiate contracts, change management, and effective February 2004, to move our principal executive offices from Sacramento, California to Bellevue, Washington. The full effect of these changes will not be reflected in our financial statements until subsequent quarters are completed.

      In addition to reducing corporate overhead, our recent corporate structural changes have been made with the objective of supporting the Broker Network. Management believes the overall performance and financial condition of the Company depends on our ability to meet the challenge of expanding and enhancing our Broker Network. We intend to do this by enhancing our payment processing technologies and product and service offerings, and by expanding through the acquisition of local trade competitors. Our subsequent operational expenditures during fiscal 2004 and 2005 are expected to further emphasize these objectives.

      Revenue from franchise sales was $0 for the quarter. Management believes that the Company's strategy, initiated in fiscal 2003, to increase revenue through the sale and placement of ITEX franchises was flawed and needs revamping. Virtually all franchise marketing and related activities have been suspended until further review.

      During the six month period ending January 31, 2004 we generated $55 and $298 in cash flow from operating activities, and from sales of corporate-owned offices, respectively. We repaid outstanding debt of $324 to a related party. See Note 5 - Related Party Transactions of the Notes to Financial Statements.

      Ongoing litigation creates uncertainty in our ability to fully evaluate our financial condition. Depending on the amount of cash required to either settle or defend claims, it could diminish profits and potentially have an adverse effect on our liquidity and our business and operations. As discussed in "Legal Proceedings" and Note 6 - Litigation and Claims of the Notes to Financial Statements, we are subject to claims and lawsuits from former executives of the Company. Although wary of costs associated with our ongoing litigation, we believe that the Company's financial condition is stable and that its cash balances, other liquid assets, and operating cash flows, provide adequate resources to fund ongoing operating requirements.

Revenue, Costs and Expenses
---------------------------

      ITEX earned revenue for the three month periods ended January 31, 2004 and 2003 of $2,708 and $2,770 respectively and for the six month periods ended January 31, 2004 and 2003 of $5,495 and $5,432, respectively. We incurred costs of revenue for the three month periods ended January 31, 2004 and 2003 of $1,879 and $1,696 respectively, and for the six month periods ended January 31, 2004 and 2003 of $3,756 and $3,206, respectively. As noted above, our increased costs of revenue are due to commissions paid to franchisees and brokers in lieu of selling, general and administrative expenses incurred for corporate-owned offices. Despite the sales of the corporate-owned offices, we maintain the revenue stream generated from those offices through transactions and association fees.

      Franchise Fees and Related Franchise Costs

      Franchise revenues, included in the above revenue figures, for the three month periods ended January 31, 2004 and 2003, are $0, and $7.5, respectively and for the six month periods ended January 31, 2004 and 2003, $20, and $7.5, respectively. The Company has temporarily ceased its expansion efforts through franchise marketing and sales, and is evaluating this aspect of its operations. Management believes that the marketing of ITEX franchises is ineffective as a primary method of growth. During the quarter, we incurred $6 in expenses related to legal, professional and licensing fees related to franchising, and $3 of marketing, sales and other franchise-related costs.

      Selling, General and Administrative Costs

      Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, and other administrative fees. As expected from the sale of the four corporate-owned offices as well as our actions to reduce staff, limit our franchising efforts, and change management, our selling, general and administrative expenses are lower, reduced to $379 from $813 for the three month period ended January 31, 2004 and 2003, respectively, and to $986 from $1672 for the six month periods ended January 31, 2004 and 2003, respectively.

      Costs and Expenses of Regulatory and Litigation Matters

      Regulatory and litigation costs for the three month periods ended January 31, 2004 and 2003, were $163, and $ (40), respectively, and for the six month periods ended January 31, 2004 and 2003, $255, and $ (13), respectively. The increase is primarily due to litigation costs as ITEX defends itself against claims brought by former executives. We have evaluated our legal accrual taken last fiscal year for potential losses relating to these claims, and believe them to be reasonable.

      Depreciation and Amortization

      We recognized depreciation and amortization expense for the three month periods ended January 31, 2004 and 2003 of $60 and $141, respectively and for the six month periods ended January 31, 2004 and 2003 of $160 and $277, respectively. The Company has fully depreciated all capital assets, which include furniture, equipment, and computer hardware and software.

STOCK-BASED COMPENSATION

      The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the six month periods ending January 31, 2004 and 2003 had the Company adopted the fair value-based method of accounting for stock-based compensation:

                                                               Six Months Ended
                                                                  January 31,
                                                             ------------------
(unaudited, in thousands, except per share data)              2004         2003
                                                             -----        -----

Net income:
      As reported                                            $ 505        $   3
      Less stock option expense                                 (0)          (0)
      Tax effect                                                 0            0
                                                             -----        -----
      Pro forma after stock option expense                   $ 505        $   3
                                                             =====        =====
Diluted earnings per share:
      As reported                                            $0.03        $ 0.0
      Pro forma after stock option expense                   $0.03        $ 0.0

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

FINANCIAL CONDITION

      Cash and cash equivalents increased by $44 for the six month period ending January 31, 2004. The change in cash and cash equivalents is as follows:


                                                                Six Month Ended
                                                                  January 31,
                                                              ------------------
(in thousands)                                                 2004         2003
                                                              -----        -----
Cash provided by operations                                   $  55        $ 157
Cash provided by investing activities                           298           11
Cash (used) provided by financing                              (324)           1
Effective exchange rate on cash and cash
  equivalents                                                    15            0
Increase (decrease) in cash and cash
  equivalents                                                 $  44        $ 169
                                                              =====        =====

      Operating Activities

      During the six month period ending January 31, 2004, we funded our activities from cash provided by operations and from proceeds from sales of a corporate-owned office. Cash provided by operations and investing activities totaled $353. The Company used these funds to retire debt of $324 and reduce payables by $185.

      At January 31, 2004, we had $148 in cash and cash equivalents. We operate using four-week billing and payroll cycles. The timing difference between the four-week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. The timing of autopay runs created from members who have allowed us to retain their credit card or checking account information directly affects our cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Conversely, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. During the current quarter, the last autopay run was collected on January 23, 2004.

      The timing of the payment of our broker commissions also directly affects our reported cash position. At January 31, 2004, $1,016 of our current liabilities consisted of commissions payable to brokers, compared to $874 at July 31, 2003. The broker commissions are currently paid in two payments, advance and final. The advance broker commission for any given four-week cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle. Management anticipates that as ITEX's working capital position improves, it will seek to accelerate the payment of broker commissions. There is no present timetable to make this change, which when implemented can be expected to materially reduce our reported cash reserves.

      Investing Activities

      For the six month period ending January 31, 2004, we reported net cash provided by investing activities of $298. This resulted from proceeds received from the sale of corporate-owned offices and principal payments on the notes incurred to finance these sales. During the third fiscal quarter ended April 30, 2004, the Company anticipates that approximately $15 will be invested in property and equipment in connection with the move of the executive offices from Sacramento to Bellevue, Washington.

      Financing Activities

      At January 31, 2004, our working capital deficit was $208 compared to a deficit of $1,322 at July 31, 2003. Unless our litigation costs exceed our current projections, we do not anticipate the use of financing or the need to incur debt at this time to develop our business plan. We do not have current commitments for financing. During the quarter, we retired an outstanding note of $324, and did not have any notes or borrowings outstanding as of January 31, 2004.

      Although wary of costs associated with our ongoing litigation, we believe that the Company's financial condition is stable and that its cash balances, other liquid assets, and operating cash flows, provide adequate resources to fund ongoing operating requirements. However, when practicable, we intend to secure a commercial line of credit for general corporate and working capital purposes. This would provide additional reserve capacity and enable the Company to make certain future capital expenditures related to the growth and expansion of our existing business and the development of new projects.

COMMITMENTS AND CONTINGENCIES

      As disclosed in the Notes to the Consolidated Financial Statements (See
Note 6), the Company has exposure for certain legal matters for which it has taken an accrual based upon management's estimate of potential losses relating to these claims. We cannot assure you of the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

OTHER MATTERS

Accounting Policies and Estimates

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

      Revenue Recognition

      We recognize revenue from various cash fees charged in managing the ITEX Exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the per cycle service has been provided, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

      We charge members of the ITEX Exchange an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) and ten ITEX Trade Dollars each cycle (one hundred and thirty ITEX Trade Dollars annually) in accordance with its ITEX Exchange member agreements. The trade dollars are not reflected in the accompanying financial statements.

      We also receive cash transaction fees based on the value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the transaction amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7-1/2% of the transaction amount of that member's purchases and sales during the period.

      As described below under accounting for trade dollar activity, we do not record revenues for trade dollars received in exchanges with ITEX Exchange members.

      Accounting for Trade Dollar Activity

      We receive trade dollars every cycle for services provided to our exchange members and for exchanges of goods or services between ITEX and our members. We also expend trade dollars in the acquisition of goods or services used in our operations. Historically, we have spent substantially all trade dollars earned for broker commissions, advertising, salaries, legal settlements and other expenses.

      During the first six months of fiscal 2004 we earned an estimated 3,234 trade dollars and expensed an estimated 3,279 trade dollars. Neither the revenue nor expense of trade dollars are reflected in the accompanying financial statements.

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

      We look primarily to the undiscounted future cash flows in our assessment of whether or not notes receivable risk being uncollectible or unrecoverable. At January 31, 2004, we determined no such risk existed.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as developments beyond the Company's control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional factors are set forth in the 2003 Annual Report under the heading "Business Risks." These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have no history of sustained profits and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

      Our core business continues to have flat growth and we are moving forward with our initiatives to support the Broker Network while reducing corporate overhead. Our revenues declined slightly to $2,708 from $2,770 for the quarter ended January 31, 2004 and 2003, respectively and from $5,495 of $5,432 for the six month periods ended January 31, 2004 and 2003, respectively. However our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations; we have a history of unfavorable financing.

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

      Our success depends on our ability to expand, retain and enhance our network of independent licensed brokers ("ILBs") and franchisees. We look to our ILBs and franchisees to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. ILBs and franchisees have a contractual relationship with the Company, typically for a renewable five-year term. There can be no assurance that our ILBs and franchisees will continue to participate in the ITEX Exchange, or that we will be able to attract new ILBs and franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our ILBs and franchisees to expand the number of members and the volume of transactions through the ITEX Exchange. We cannot assure you that the market for our products and services will continue to develop as expected. If the retail trade exchange market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our ILBs or franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Exchange, the overall share of the market handled by ILBs and franchisees could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Our stock trades on the OTC Bulletin Board. Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During quarter end January 31, 2004, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.11 to $0.17 per share and the sale price of our common stock closed at $0.15 per share on January 31, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

Current Litigation Could Adversely Affect our Business and Operations

      As discussed in "Legal Proceedings" and Note 6 - Litigation and Claims of the Notes to Financial Statements, we are subject to claims and lawsuits from former executives of the Company. While we believe that none of the litigation matters in which we are currently involved will have a material adverse impact on our financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on our business, and could negatively impact our profitability, our revenues, cash flow, net income, and possibly our ability to sustain operations.

ITEM 3. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our Chairman performing the functions of Interim Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. ("Evaluation Date.").

      Based on this evaluation, our Chairman performing the functions of Interim Chief Executive Officer and Interim Chief Financial Officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that the information relating to ITEX, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ITEX's management, including our interim principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 6 - Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 5. OTHER INFORMATION

      During January 2004, we moved our executive offices from Sacramento, California to Bellevue Washington, at 3625 132nd Ave. SE, Suite 200, Bellevue, Washington 98006 (425) 463-4000. We have entered into a three-year lease of approximately 4,600 square feet, commencing February 1, 2004. Tenant improvements have been completed and lease payments commence August 1, 2004. We believe the Bellevue facility is adequate and suitable for our current use, and that additional facilities will be available, if needed, upon commercially reasonable terms. The lease agreement is filed with this report as Exhibit 10.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as a part of this report:

Exhibit
Number      Description
-------     -----------

10.1        ITEX Office Lease Agreement dated as of December 22, 2003

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

      The following report on Form 8-K was filed during the quarter ended January 31, 2004.

      (1) November 28, 2003 -Announcement of sale of corporate-owned office in Seattle. Pro forma financial information reflecting disposition of Seattle, New York, Toronto, and Sacramento corporate owned offices.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ITEX CORPORATION
                                            (Registrant)

Date:  March 12, 2004                       /s/ Steven White
---------------------                       ------------------------------------
                                            By: Steven White, Interim Chief
                                                Executive Officer
                                                Interim Chief Financial Officer