Form 10QSB
period 2004-04-30
ITEX CORPORATION
filed 2004-06-14
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2004

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

               3625 132nd Ave SE Suite 200 Bellevue, WA 98006-1323
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

              Yes |X|                                       No |_|

As of April 30, 2004, the Company had 18,482,565 shares of common stock outstanding.

                                ITEX CORPORATION
                                   FORM 10-QSB
                  For The Quarterly Period Ended April 30, 2004

                                      INDEX

                                                                         Page(s)

PART I.    Financial Information
   ITEM 1. Financial Statements

           Consolidated Balance Sheets as of April 30, 2004
           (unaudited) and July 31, 2003                                       1

           Consolidated Statements of Operations for the
           Three and Nine month Periods Ended April
           30, 2004 and 2003 (unaudited)                                       2

           Consolidated Statements of Cash Flows for the
           Nine month Periods Ended April 30, 2004 and 2003
           (unaudited)                                                         3

           Notes to Consolidated Financial Statements                        4-6

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 6

   ITEM 3. Controls and Procedures                                            13

PART II.   Other Information                                                  13

   ITEM 1. Legal Proceedings                                                  13

   ITEM 2. Changes in Securities and Small Business
           Issuer Purchases of Equity Securities                              13

   ITEM 4. Submission of Matters to a Vote of Security Holders                14

   ITEM 5. Other Information                                                  14

   ITEM 6. Exhibits and Reports on Form 8-K                                   15

                  ITEX CORPORATION CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                             April 30, 2004     July 31, 2003
                                                               (unaudited)
                                                             --------------     -------------
                      Assets
Current assets:
  Cash and cash equivalents (Note 3)                            $    490           $     90
  Accounts receivable, net of allowance of
  $100 and $200 (Note 3)                                             548                674
  Notes receivable - sale of corporate offices,
  net of allowance of $60 and $0 (Note 4)                            319                 57
  Prepaids and other current assets                                  260                153
                                                                --------           --------
     Total current assets                                          1,617                988

Property and equipment, net of accumulated
depreciation of $2  and $670                                          16                158
Purchased member lists, net                                           --                502
Note receivable - sale of corporate offices,
less current portion and discount of
$165 and $0 (Note 4)                                               1,625                200
Other assets                                                          --                 72
                                                                --------           --------
        Total assets                                               3,258              1,920
                                                                ========           ========

  Liabilities and stockholders' equity (deficit)
Current liabilities:

Notes payable, related party (Note 5)                                 --                324
Accounts payable                                                     225                265
Commissions payable to brokers (Note 3)                              805                874
Accrued payroll and taxes (Note 7)                                   154                137
Deferred revenue, current portion                                     23                 67
Accrued legal fees (Note 7)                                           --                437
Accrued legal settlements                                             --                 79
Other current liabilities                                             70                127
                                                                --------           --------
Total current liabilities                                          1,277              2,310

Deferred revenue                                                      15                 91
                                                                --------           --------
        Total liabilities                                          1,292              2,401

Commitment and Contingencies

Stockholders' equity (deficit):

Common stock, $.01 par value; 50,000,000 shares
authorized; 18,482,565 and 18,170,065 shares
issued and outstanding (Note 6)                                      185                182
Additional paid-in capital                                        29,362             29,313
Treasury stock, at cost (2,000 shares)                               (10)               (10)
Foreign currency translation                                          --                 14
Accumulated deficit                                              (27,571)           (29,980)
                                                                --------           --------
Total stockholders' equity (deficit)                               1,966               (481)

        Total liabilities and stockholders'
          equity (deficit)                                      $  3,258           $  1,920
                                                                ========           ========

The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             APRIL 30, 2004 AND 2003
                    (In thousands, except per share amounts)

                                                                       Three Months Ended April 30,      Nine Months Ended April 30,
                                                                          2004             2003             2004             2003
                                                                        --------         --------         --------         --------
                                                                               (unaudited)                       (unaudited)
Revenue
  Trade exchange revenue                                                $  2,275         $  2,711         $  7,770         $  8,143

Costs and expenses
  Costs of trade exchange revenue                                          1,419            1,661            5,174            4,867
  Selling, general and administrative                                        491              833            1,497            2,505
  Costs of regulatory and litigation matters                                (101)              89              155               76
  Depreciation and amortization                                                2              139              141              416
  Proxy costs                                                                 13               31               13              183
                                                                        --------         --------         --------         --------
                                                                           1,824            2,753            6,980            8,047

Income (loss) from operations                                                451              (42)             790               96

Other income (expense)

Interest income (expense), net                                                26               (9)              37              (23)
  Micellaneous, net                                                           --               66               --               66
  Loss on disposal of equipment                                               --               --              (72)              --
  Gain on sale of corporate-owned offices                                     30               --            1,654               --
                                                                        --------         --------         --------         --------
                                                                              56               57            1,619               43

Income before income taxes                                                   507               15            2,409              139

Provision for income taxes                                                    --               --               --               --
                                                                        --------         --------         --------         --------
Net income                                                              $    507         $     15         $  2,409         $    139

Earnings per common share
  Basic                                                                 $   0.03         $   0.00         $   0.13         $   0.01
  Diluted                                                               $   0.03         $   0.00         $   0.13         $   0.01

Average common equivalent shares
  Basic                                                                   18,202           17,731           18,194           17,731
  Diluted                                                                 18,202           18,182           18,194           18,182

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Nine Months Ended April 30,
                                                                                      2004               2003
                                                                                    -------              -----
                                                                                            (unaudited)
Cash flows from operating activities:
  Net income                                                                        $ 2,409              $ 139
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Gain on sale of corporate offices                                                (1,654)                --
    Imputed interest from corporate office receivables                                  (14)               (12)
    Stock based compensation                                                             52                 86
    Depreciation and amortization                                                       141                417
    Loss on disposal of equipment                                                        72                 --
    Change in allowance for uncollectible accounts                                      (40)                12
    Accrued interest on note payable                                                                         8
  Changes in operating assets and liabilities:

    Accounts receivable                                                                 166                124
    Prepaids and other current assets                                                   (35)              (202)
    Accounts payable, accruals, and other current liabilities                          (596)              (716)
    Commissions payable to brokers                                                      (69)               387
    Deferred revenue                                                                   (120)               (44)
                                                                                    -------              -----
      Net cash provided by operating activities                                         312                199
                                                                                    -------              -----
Cash flows from investing activities:
  Purchase of property and equipment                                                    (16)               (23)
  Payments received from notes receivable                                               278
  Proceeds from sales of corporate offices                                              150                 49
                                                                                    -------              -----
      Net cash provided by investing activities                                         412                 26
                                                                                    -------              -----
Cash flows from financing activities:
  Stock options excercised                                                               --                  5
  Repayment on third party indebtedness                                                (324)                --
                                                                                    -------              -----
      Net cash (used in) provided by financing activities                              (324)                 5
                                                                                    -------              -----
Effective exchange rate on cash and cash equivalents
  Foreign currency translation                                                          (14)                 7
                                                                                    -------              -----
Effective exchange rate on cash and cash equivalents                                    (14)                 7
                                                                                    -------              -----
Net increase in cash and cash equivalents                                               386                237

Cash and cash equivalents at beginning of period                                        104                 90
                                                                                    -------              -----
Cash and cash equivalents at end of period                                          $   490              $ 327
                                                                                    =======              =====
Supplemental cash flow information:
  Cash paid for interest                                                            $    20              $  20
  Cash paid for income taxes                                                        $    --              $  --

Noncash investing and financing activities:

During the current year, the Company sold 5 brokerage offices for a total of $2,280. The sales included equipment with a net book value of $44 and member lists with unamoritized value at $403. The notes receivable related to the sale were discounted by $179 to reflect interest. The transaction resulted in a gain of $1,654. During the current year the Company established an allowance for notes receivable of $60.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2004 (unaudited) In thousands (except share and per share amounts)

NOTE 1 - The Company

      ITEX Corporation ("ITEX" or the "Company") was incorporated on October 1, 1985 in the State of Nevada. Through our franchisees and Independent Licensed Broker ("ILB") network in the United States and Canada, we provide a business-to-business payment system for our members. Our business services and payment system enable more than $170 million a year in transactions to be processed between approximately 14,000 member businesses, which, collectively, make up the ITEX trade exchange ("ITEX Exchange"). We administer the ITEX Exchange and act as a third-party record keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees.

NOTE 2 - Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of April 30, 2004; the results of operations for the three and nine month periods ended April 30, 2004 and 2003; and cash flows for the nine month period ended April 30, 2004 and 2003. The results of operations for the three and nine month periods ended April 30, 2004, are not necessarily indicative of the results for the entire fiscal year ending July 31, 2004.

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

NOTE 3 - Cash, Accounts Receivable & Commissions Payable to Brokers

      The Company operates using four-week billing and payroll cycles. The timing difference between the four-week operating cycles and the Company's quarterly reporting periods causes fluctuations in cash, accounts receivable and commissions payable to brokers.

      The autopay runs created from members who have allowed the Company to retain their credit card or checking account information primarily affect cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. The last autopay run was collected on April 23, 2004. As of April 30, 2004, the cash balance is $490 and the accounts receivable balance is $548.

      Similarly, the timing of payments, based on four-week cycles, will affect the balance in commissions payable to brokers. As of April 30, 2004, ITEX shows $805 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final. The advance broker commission for any given cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle.

Note 4 - Corporate Office Receivables

      During fiscal 2004 the Company sold its five remaining corporate-owned offices to independent licensed brokers or franchisees. The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800. The aggregate total owed to the Company on April 30, 2004 is $1,944. Balances owed range from $30 to $638. Payoff dates for the loans are scheduled between 2005 to 2011.

   Sale Amount  Balance at April 30, 2004  Current Portion  Long-Term Portion
   -----------  -------------------------  ---------------  -----------------
     $ 2,695            $ 1,944                $ 319             $ 1,625
   ===========  =========================  ===============  =================

      The offices sold in fiscal year 2002 for a total of $415. The net book value of the offices sold was $112, (consisting of $8 in fixed assets and $104 in member lists). The Company recognized a gain of $303.

      The offices sold in fiscal year 2004 for a total of $2,280 with $150 payable on the dates of purchase. The net book value of the offices sold was $447 (consisting of $44 in fixed assets and $403 in member lists.) The Company recognized a gain of $1,654 in fiscal year 2004 after discounting the carrying value of the notes $179.

      The Company financed $2,100 of the corporate-owned offices sold in the first and second quarters of fiscal year 2004. The carrying values of the notes at April 30, 2004 were $1,919, with a stated interest rate of 3%. The Company assessed the risk associated with carrying these notes for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes. As a result, the Company discounted the carrying value of the notes $165 for the quarter ended April 30, 2004. This discount will be recognized as interest income over the life of the notes.

NOTE 5 - Notes Payable, Related Party Transaction

      There were no related party transactions during the quarter ended April 30th 2004.

      As of December 31, 2003, we carried a $300 short-term note payable to our Chairman, who on October 2, 2003 loaned the Company funds to pay off a pre-existing $300 short-term note payable to an individual. The loan was used to pay off the note balance, which had accrued to $345, in exchange for a one-year secured promissory note with interest at 8%. The loan was paid in full on January 7, 2004, including interest of $3.

NOTE 6 - Stockholders' Equity (deficit)

      As of April 30, 2004 there are no common stock options outstanding. During the 3rd quarter the Company granted 215 shares of vested stock at $.14 in exchange for services and the forfeiture of all remaining options. The Company expensed this equity-based compensation for $30.

      On March 15, 2004, 40 shares of vested stock were issued to each of the four directors as compensation for their service to the Company for the current Board term. The aggregate total of 160 shares was valued at $0.19 per share. The Company expensed this equity-based compensation for $30.

      On March 30, the Company repurchased and cancelled 63 shares from a departing employee at $.15 per share for $8.

All stock was valued at the fair market value on the day of grant and were reflected as a selling, general and administrative expense.

NOTE 7 - Litigation and Claims

      During the quarter, the Company settled all material lawsuits to which it was a party. In the matter of former executives Lewis "Spike" Humer, Jr. and Melvin Kerr, the parties reached a mutually acceptable mediated settlement of claims with no admissions of wrongdoing by either of the parties. As part of the settlement, ITEX accepted the resignations of Mr. Humer and Mr. Kerr as executive officers, and the resignation of Mr. Humer as a director, all effective June 15, 2003. In the matter of former Chief Financial Officer, Daniella Calvitti, the parties reached a mediated settlement of all claims. As part of the settlement, ITEX accepted the resignation of Ms. Calvitti effective March 15, 2003. Terms of both settlements remain confidential. In an unrelated legal matter related to the opening of a broker office in Salt Lake City, ITEX settled with plaintiffs Graham Norris, Sr. and Zibco Corporation. A $400 accrual charge for these three litigation matters was taken during the 4th quarter of fiscal 2003. The accrual together with the recovery of certain of the litigation expenses, included in prepaids and other, was sufficient to cover the cost of the settlements. Accordingly, the Company recorded a net reduction of these accruals of $101 during the quarter.

Other Litigation

      The Company may be subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on the financial position or results of operations of the Company.

NOTE 8 - Office Relocation

      During February 2004, we moved our executive offices to Bellevue, Washington, and entered into a three-year lease agreement. Monthly lease payments of $8 will commence August 1, 2004. The total lease commitment for the three-year period is $241.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share amounts)

Background on Products and Services

      We provide a business-to-business payment system for our members through our franchise and independent licensed broker network ("Broker Network") in the United States and Canada. Our revenues are derived from transactions processed between approximately 14,000 member businesses, which, collectively make up the ITEX Exchange. We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. The Company charges association fees and percentage based transaction fees. See "Account Policies and Estimates" below for a summary of our revenue recognition policies and how we account for our trade dollar activities.

RESULTS OF OPERATIONS

Overview

      During March 2004, we sold our last corporate-owned office located in Vancouver BC. This sale, our fifth since the July 31, 2003 fiscal year end, completed the disposition of all our corporate-owned offices and was consistent with our strategic objectives of reducing corporate overhead and supporting our Broker Network, while seeking to generate sustainable growth in revenue and profitability. Compared to the previous year, the third fiscal 2004 quarter results were impacted significantly by these dispositions and are summarized as follows:

Condensed Results

                                                           Three months ended
                                                                April 30,
                                                         ----------------------
                                                          2004           2003
                                                         ------         -------
Revenues                                                 $2,275         $ 2,711
Operating expenses                                        1,824           2,753
                                                         ------         -------
  Operating income (loss)                                   451             (42)

Other income (expense) - net                                 56              57
                                                         ------         -------
Income tax expense                                           --              --
                                                         ------         -------
  Net income                                             $  507         $    15
                                                         ======         =======

Net income per common share
    Basic                                                $  .03         $   .00
                                                         ======         =======
    Diluted                                              $  .03         $   .00
                                                         ======         =======

      During the current quarter, we recognized a gain of $30 from the sale of the Vancouver office. The disposition of the five corporate-owned offices has substantially contributed to the reduction in our selling, general and administrative costs, to $491 during the current quarter from $833 during the prior year quarter. Further contributing to lower expense levels were our actions to reduce staff, limit franchising efforts, renegotiate contracts, change management, and effective February 2004, to move our principal executive offices from Sacramento, California to Bellevue, Washington.

      Net income for the quarter ended April 30, 2004 was $507, which was $492 higher than the corresponding quarter for the previous year. Earnings per share were $.03, which was $.03 higher than the prior year quarter. Earnings per share for the nine month ending April 30, 2004 and 2003 were $.13 and $.01 respectively.

      Results for operations for the current quarter included a net reversal of legal accruals of $101, representing the difference between the net costs of certain litigation matters and prior accruals taken and a $66 reduction in prior accruals for the dismissal of a labor claim dispute and contract payable reduction. Net results of operations for the quarter ended April 30th, 2004 excluding these items was $284.

      During the nine months period ending April 30, 2004 we generated $312 in cash flow from our operating activities, compared to $412 from our investing activities that consisted primarily of sales of corporate-owned offices. We repaid outstanding debt of $324, of which $303 was paid to a related party. See
Note 5 - Related Party Transactions of the Notes to Financial Statements.

      Management believes the overall performance and financial condition of the Company depends on our ability to meet the challenge of expanding and enhancing our Broker Network. We intend to do this by enhancing our payment processing technologies and product and service offerings, and by assisting our Broker Network to acquire their local trade competitors. Our subsequent operational expenditures during fiscal 2005 are expected to further emphasize these objectives.

Revenue, Costs and Expenses

      ITEX earned revenue for the three month periods ended April 30, 2004 and 2003 of $2,275 and $2,711 respectively and for the nine month periods ended April 30, 2004 and 2003 of $7,770 and $8,143, respectively. Our revenues are down 16% for the three month period ended April 30, 2004 compared to 2003 and 5% for the nine month period ended April 30, 2004 compared to 2003. Management believes the revenue decline is due in part to management's focus on profits rather than growth, and reflects a mature Broker Network in an industry we believe currently has stagnant growth.

      We incurred costs of revenue for the three month periods ended April 30, 2004 and 2003 of $1,419 and $1,661 respectively, and for the nine months periods ended April 30, 2004 and 2003 of $5,174 and $4,867, respectively. Our costs of revenue declined for the three month period ended April 30, 2004 compared to 2003 due to reduced commissions payable to brokers. Our increased costs of revenue for the nine month period ended April 30, 2004 compared to 2003 are due to commissions paid to franchisees and brokers in lieu of selling, general and administrative expenses incurred for corporate-owned offices. Despite the sales of the corporate-owned offices, we maintain the revenue stream generated from those offices through transactions and association fees. We did not generate revenue from new franchise sales during the quarter.

      Selling, General and Administrative Costs

      Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, and other administrative fees. As expected from the sale of corporate-owned offices as well as our actions to reduce staff and limit our franchising efforts, our selling, general and administrative expenses are lower, reduced to $491 from $833 for the three month period ended April 30, 2004 and 2003, respectively, and to $1,497 from $2,505, for the nine month periods ended April 30, 2004 and 2003, respectively. Payroll for the current quarter was $308 compared to $494 for the prior year quarter and $905 for nine month period April 30, 2004 compared to $1,508 for the same period in 2003. Franchise expenses for the current quarter was $1 compared to $66 for the prior year quarter and $15 for nine month period April 30, 2004 compared to $151 for the same period in 2003.

      Costs and Expenses of Regulatory and Litigation Matters

      During the quarter we settled three lawsuits and realized a net reduction of legal accruals of $101, representing the difference between the net costs of litigation matters and prior accruals taken. Regulatory and litigation costs for the three month periods ended April 30, 2004 and 2003, were $(101), and $ 89, respectively, and for the nine month periods ended April 30, 2004 and 2003, $155, and $76, respectively.

      Depreciation and Amortization

      We recognized depreciation and amortization expense for the three month periods ended April 30, 2004 and 2003 of $2 and $139, respectively and for the nine month periods ended April 30, 2004 and 2003 of $141 and $416, respectively.

      Stock-Based Compensation

      As of April 30, 2004 there are no common stock options outstanding. During the 3rd quarter the Company granted 215 shares of vested stock at $.14 in exchange for services and the forfeiture of all remaining options. The Company expensed this equity-based compensation for $30.

      On March 15, 2004, 40 shares of vested stock were issued to each of the four directors as compensation for their service to the Company for the current Board term. The aggregate total of 160 shares was valued at $0.19 per share. The Company expensed this equity-based compensation for $30.

      On March 30, the Company repurchased and cancelled 63 shares from a departing employee at $.15 per share for $8, which offset equity-based compensation by $8.

      All stock was valued at the fair market value on the day of grant and were reflected as a selling, general and administrative expense.

FINANCIAL CONDITION

      Cash and cash equivalents increased by $385 for the nine month period ending April 30, 2004. The change in cash and cash equivalents is as follows:

                                                               Nine Months Ended
                                                                    April 30,
                                                               -----------------
(in thousands)                                                  2004        2003
                                                               -----        ----
Cash provided by operations                                    $ 312        $199
Cash provided by investing activities                            412          26
Cash (used) provided by financing                               (324)          5

Effective exchange rate on cash and cash
equivalents                                                      (14)          7
Increase  in cash and cash equivalents                         $ 386        $237
                                                               =====        ====

      Operating Activities

      During the nine month period ending April 30, 2004, we funded our activities from cash provided by operations and from proceeds from sales of corporate-owned offices. Cash provided by operations and investing activities totaled $724. The Company used these funds to reduce payables and certain other accrued liabilities by $596.

      At April 30, 2004, we had $490 in cash and cash equivalents. We operate using four-week billing and payroll cycles. The timing difference between the four-week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. The timing of autopay runs created from members who have allowed us to retain their credit card or checking account information directly affects our cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Conversely, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. During the current quarter, the last autopay run was collected on April 23, 2004.

      The timing of the payment of our broker commissions also directly affects our reported cash position. At April 30, 2004, $805 of our current liabilities consisted of commissions payable to brokers, compared to $874 at July 31, 2003. The broker commissions are currently paid in two payments, advance and final. The advance broker commission for any given four-week cycle is paid out three weeks after the close of that cycle and the final commission payment is paid out five weeks after the close of the cycle. Management accelerated the payment of broker commissions starting in May 2004, reducing the holding time of Brokers final commissions from five weeks to three weeks. The change in holding time created an advance payment of $212 in May 2004, which will reduce liabilities in the fourth quarter. As a consequence, our cash position can be expected to be diminished at our 2004 fiscal year end.

      Investing Activities

      For the nine month period ending April 30, 2004, we reported net cash provided by investing activities of $412. This resulted from proceeds received from the sale of corporate-owned offices and principal payments on the notes incurred to finance these sales. During the current quarter, the Company invested $16 in property and equipment in connection with the move of the executive offices from Sacramento to Bellevue, Washington.

      Financing Activities

      At April 30, 2004, our working capital was $340, compared to a deficit of ($1,322) at July 31, 2003. We do not anticipate the use of financing or the need to incur debt at this time to develop our business plan. We do not have current commitments for financing. We believe that the Company's financial condition is stable and that its cash balances, other liquid assets, and operating cash flows provide adequate resources to fund ongoing operating requirements. However, when practicable, we intend to secure a commercial line of credit for general corporate and working capital purposes. This is expected to provide additional reserve capacity and enable the Company to make certain future capital expenditures related to the growth and expansion of our existing business and the development of new projects.

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

      During the first nine months of fiscal 2004 we earned an estimated 4,258 trade dollars and expensed an estimated 4,661 trade dollars. Neither the revenue nor expenses of trade dollars are reflected in the accompanying financial statements.

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

      Valuation of Notes Receivable

      We determine a present value of our notes receivable using a risk-adjusted discount rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes. If material, the difference between the carrying value and the present value is recorded as a loan discount and is recognized as interest over the life of the loan. As well, we periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

      o Significant underperformance relative to expected historical or projected future operating results.

      o Change in management of the franchisee or independent licensed broker responsible for the note.

      We look primarily to the undiscounted future cash flows in our assessment of whether or not notes receivable risk being uncollectible or unrecoverable. We reviewed all notes receivable for collectibility and determined that it was appropriate to take a $60 allowance against the carrying value of the notes in the quarter ended April 30, 2004,

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

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

      Our core business continues to have negative growth as we move forward with our initiatives to support the Broker Network while reducing corporate overhead. Our revenues declined from $2,711 to $2,275 for the quarter ended April 30, 2004 and 2003, respectively and decreased slightly from $8,143 to $7,770 for the nine month periods ended April 30, 2004 and 2003, respectively. Nevertheless, our net income increased to $2,409 for the nine months ended April 30, 2004, compared to $139 the preceding year. A significant portion of our income this year has been derived from the sale of corporate-owned offices. Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

      Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations. Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and Interim CFO Steven White. Management places heavy reliance on Mr. White's experience and management skills. We do not carry life insurance for any of our key personnel to insure the business in the event of their death. We have not entered into employment agreements with any key employees, including Mr. White. If any of these individuals were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed. However, we expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

We are substantially dependent on our broker and franchisee network.

      Our success depends on our ability to expand, retain and enhance our network of independent licensed brokers and franchisees ("Broker Network"). We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. Brokers and franchisees have a contractual relationship with the Company, typically for a renewable five-year term. There can be no assurance that our brokers and franchisees will continue to participate in the ITEX Exchange, or that we will be able to attract new brokers and franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our brokers and franchisees to expand the number of members and the volume of transactions through the ITEX Exchange. We cannot assure you that the market for our products and services will continue to develop as expected. If the retail trade exchange market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our brokers or franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Exchange, the overall share of the market handled by brokers and franchisees could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Our stock trades on the OTC Bulletin Board. Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During quarter end April 30, 2004, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.12 to $0.19 per share and the sale price of our common stock closed at $0.15 per share on April 30, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 6 - Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

      (1) On March 15, 2004, 40 shares of vested stock were issued to each of the four directors as compensation for their service to the Company for the current Board term. The aggregate total of 160 shares was valued at $0.19 per share. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

      (2) On April 28, 2004, an aggregate total of 215 shares of vested stock valued at $.14 per share were issued to five employees of the Company, in consideration for services and the forfeiture of previously issued employee stock options. The employees were sophisticated investors, had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

      The following table provides information about purchases by the Company during the quarter ended April 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                    (a)              (b)               (c)                    (d)
                                                                        Maximum Number
                                                                       (or Approximate
                                                   Total Number        Dollar Value) of
                                                of Shares Purchased   Shares that May Yet
                Total Number                    as Part of Publicly   Be Purchased Under
                  of Shares     Average Price   Announced Plans or       the Plans or
Period          Purchased (1)  Paid per Share        Programs              Programs
02/01/04 -           --              --                 --                    --
02/28/04            ----            ----               ----                  ----

03/01/04 -         62,500           $.15                --                    --
03/31/04                            ----               ----                  ----

04/01/04 -           --              --                 --                    --
04/30/04            ----            ----               ----                  ----

(1) We purchased an aggregate of 62,500 shares of our common stock as a privately negotiated repurchase of vested stock from a departing employee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of our stockholders was held on March 15, 2004 in Bellevue, Washington. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on February 5, 2004 ("Record Date") were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 18,123,114 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 13,163,673 shares represented at the Annual Meeting in person or by proxy, representing 72.6 percent of the total number of shares outstanding. Various matters were submitted for a vote by the shareholders as summarized below.

PROPOSAL # 1 - Election of directors.

      The following directors were elected to serve on the ITEX Board of Directors for a one-year term. No other director's term of office continued after the meeting.


                      Positions and             Vote of the Stockholders
                   Offices Held Within          ------------------------
Directors              the Company                  For          Withheld
                       -----------                  ---          --------

Steven White       CEO, Interim CFO
                   President, Director          12,831,670       283,168

Eric Best          Director                     12,859,670       255,168

Alan Zimmelman     Director                     12,829,440       285,398

John Wade          Director, Secretary,         12,855,170       259,668
                   Treasurer

PROPOSAL # 2 - To approve the adoption of the 2004 Equity Incentive Plan.

      The proposal to approve the adoption of the ITEX Corporation 2004 Equity Incentive Plan was approved since the proposal received the affirmative vote of a majority of the shares represented at the Annual Meeting, as required by the bylaws. The vote was 3,431,129 for, 686,429 against, and 152,386 abstaining. Broker non-votes totaled 8,893,729.

PROPOSAL # 3 - Ratification of independent accountants.

      The proposal to approve the selection of Ehrhardt, Keefe, Steiner & Hottman PC as independent auditors was approved since the proposal received the affirmative vote of a majority of the shares represented at the Annual Meeting, as required by the bylaws. The vote was 13,034,018 for, 107,385 against and 22,270 abstaining.

Item 6. Exhibits and Reports on Form 8-K

      a)    The following exhibits are filed as a part of this report:

Exhibit
Number      Description
-------     -----------
31.1        Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b)    Reports on Form 8-K

      The following report on Form 8-K was filed during the quarter ended April 30, 2004.

             Date of the Report        Item Reported
             ------------------        -------------

             April 28, 2004            Settlement of outstanding litigation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ITEX CORPORATION
                                       (Registrant)

Date: June 14, 2004                    /s/ Steven White
                                       -----------------------------------------
                                       By: Steven White, Chief Executive Officer
                                           Interim Chief Financial Officer