Form 10KSB
period 2004-07-31
ITEX CORP
filed 2004-10-05
CIK 860518

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-18275

                                ITEX Corporation
                 (Name of Small Business Issuer in its charter)

             Nevada                                       93-0922994
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

      3625 132nd Ave SE, Suite 200, Bellevue, WA          98006-1323
       (Address of principal executive offices)           (Zip code)

                                 (425) 463- 4000
                           (Issuer's telephone number)

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

Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [ ]

      State issuer's revenues for its most recent fiscal year $10,283,278

      The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 30, 2004 was approximately $3,227,976 based upon 15,371,315 shares held by such persons and the closing bid price of $.21 on that date. Shares of the Company's common stock are reported by the OTC Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      On July 31, 2004, there were 18,582,565 shares of the Company's common stock outstanding.

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

      Transitional Small Business Disclosure Format (check one):
         Yes [ ]    No [X]

--------------------------------------------------------------------------------

                                ITEX CORPORATION

                                   FORM 10-KSB

                     For The Fiscal Year Ended July 31, 2004

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
PART I
ITEM 1.     Description of Business                                           1
ITEM 2.     Description of Property                                           9
ITEM 3.     Legal Proceedings                                                 9
ITEM 4.     Submission of Matters To a Vote of Security Holders               9

PART II
ITEM 5.     Market for Common Equity and Related Stockholder Matters          9
ITEM 6.     Management's Discussion and Analysis                             11
ITEM 7.     Financial Statements                                             22
ITEM 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         39
ITEM 8A     Controls and Procedures                                          39

PART III
ITEM 9.     Directors and Executive Officers of the Registrant               39
ITEM 10.    Executive Compensation                                           40
ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       40
ITEM 12.    Certain Relationships and Related Transactions                   40
ITEM 13.    Exhibits and Reports On Form 8-K                                 40
ITEM 14.    Principal Accountant Fees and Services                           41
            Signatures                                                       41

--------------------------------------------------------------------------------

                                     PART I

Special Note Regarding Forward-Looking Statements

      In addition to historical information, the discussion of our business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "Competition," "Government Regulation," and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. ITEX Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-QSB to be filed during fiscal 2005.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      We are a technology company that provides a business-to-business payment system for non-cash transactions. We service our business members through our independent licensed broker ("ILB") and franchise network (together, the "Broker Network") in the United States and Canada. Our business services and payment systems enable more than $170 million a year in transactions to be processed between approximately 13,000 member businesses which, collectively, make up the ITEX Exchange .We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. We charge association fees and percentage-based transaction fees.

      At July 31, 2004, our Broker Network was comprised of more than sixty ILB and franchise offices in the United States and Canada. As of July 31, 2003, we owned five corporate-owned offices. Between August 2003 and March 2004 all of these corporate-owned offices were sold. During February 2004, our principal executive offices were relocated from Sacramento, California to Bellevue, Washington.

      ITEX Corporation maintains executive offices at 3625 132nd Ave SE, Suite 200, Bellevue, Washington 98006. Our telephone number is 425-463-4000. We maintain a website at www.itex.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Exchange Transactions

      We manage the ITEX Exchange utilizing a currency called "ITEX dollars," to enable our members to purchase from and sell their products or services to other members using ITEX dollars instead of cash. An ITEX dollar is an accounting unit used by the ITEX Exchange to record the value of transactions as determined by the parties in the exchange. ITEX dollars denote the right to receive goods or services available from other ITEX Exchange members, or the obligation to provide goods or services to other exchange members. ITEX dollars may only be used in the manner and for the purpose set forth in the rules of the ITEX Exchange. ITEX dollars are not intended to constitute legal tender, securities or commodities.

      We assist members in marketing their products and services through our Broker Network, newsletters, email, faxes, on our website at www.itex.com and through other promotional means. Sales are generally conducted by members directly, but can be facilitated by our ILBs and franchisees. Generally, sales are made at or near prevailing retail prices.

      The use of the ITEX Exchange assists businesses to increase sales and market share, decrease cash expenditures, reduce surplus inventory and take advantage of underutilized capacity. The ITEX Exchange is especially useful to businesses where the variable costs of products or services are low, such as hotels, media, and other service related businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue, but still has nearly the same overhead associated with owning and maintaining its facility.

      Occasionally, we utilize the ITEX Exchange for our own account or to pay some of our operating costs. For example, we may utilize ITEX dollars to pay for marketing, travel, and legal costs. We earn ITEX dollars from members of the ITEX Exchange mainly through collection of member association fees and from interest on member credit lines (ITEX dollar loans).

      In order to facilitate transactions, we occasionally grant lines of credit (ITEX dollar loans) under guidelines that assess the financial stability of the member and the demand by others for the member's product or service. Members of the ITEX Exchange can only use ITEX dollars to purchase goods and services offered by other members of the exchange.

      For tax purposes, the Internal Revenue Service considers ITEX dollar sales to be equivalent to cash sales and an ITEX dollar expense to be equal to a cash dollar of expense. ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of our members and to the Internal Revenue Service (which we do electronically). The Form 1099-B reflects the total ITEX dollar sales made by the member for the calendar year, less the amount of any returns. ITEX dollars received (sales) are required to be reported as gross income in tax returns. Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Independent Licensed Brokers and Franchises

      ITEX independent licensed brokers ("ILBs") and franchisees are independent contractors with respect to the Company. We strive to upgrade and broaden our services to our Broker Network by providing training, assistance in facilitating transactions, marketing materials, computer software systems, and Internet-based resources, including directories, listings of products and services currently available from members, and the opportunity to advertise to members locally, nationally and internationally.

      Our ILBs and franchisees provide ITEX Exchange members with information about products and services that are available locally, nationally and internationally. ILBs and franchisees do not have exclusive contractual rights to operate in a geographical area. The ITEX ILB contract and franchise agreement both provide for a five-year term unless the contract is terminated for cause (as defined in the agreement). Our ILB and franchise contracts make provision for subsequent five-year renewal terms as long as the ILB or franchisee is not in breach of the agreement and is in compliance with any policies and procedures then in place as adopted by the Company.

      Each ILB and franchise is responsible for enrolling new ITEX Exchange members, training them in the use of the system, facilitating transactions among members, monitoring the delivery of products and services between members and assuring payment of association dues and fees to ITEX. Members of the ITEX Exchange have a separate contractual relationship with the Company.

      ILBs and franchisees are paid a percentage of revenue collected from members serviced by those ILBs and franchisees, which generally ranges from 50% to 80% depending on the type of transactions, net increases in the number of members enrolled during each four-week accounting cycle or contractual agreement.

      Our mission is to support and empower our Broker Network; a commitment that we view as vital to our long-term success. We depend on a high rate of repeat business and view the quality of our ILBs' and franchises' interactions with members as an important element of our strategy. We seek a strong cooperative relationship with our Broker Network and continue to develop that relationship by providing training, marketing materials and programs, Internet and computer-related support, incentive programs and investment into Broker Network technology.

      Since early fiscal 2003, we have offered the sale of ITEX franchises to qualified individuals and entities. Our efforts to expand our Broker Network through the sale of franchises were significantly curtailed in fiscal 2004. Since fiscal 2003, we have converted a number of our former ILBs to franchisees. Through our franchisees we distribute our services by licensing our business ideas and concepts, while remaining the legal owner of those concepts and ideas, including our name and logos. Our franchise agreement grants to the franchisee a limited license and right to use and operate a recognizable ITEX outlet within a defined territory by utilizing our business system and proprietary marks. The franchise agreement allows us to control the obligations and responsibilities of the franchisee. We are registered as a franchisor in all requisite states, and are eligible to sell franchises throughout the United States. Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections, including the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. See "Government Regulation."

Sources of Revenue

      We charge members of the ITEX Exchange an association fee of $20 cash per four-week accounting cycle, $260 annually, and $10 ITEX dollars each cycle, $130 ITEX dollars annually.

      We also receive cash transaction fees based on the ITEX dollar value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member's purchases and sales during the billing period. As of July 31, 2004, approximately 85% of member payments were made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

      We prepare our financial statements on an accrual basis. See Note 1 to Consolidated Financial Statements for a description of accounting policies. We do not recognize the earning or expense of ITEX dollars on our financial reports, as discussed in the critical accounting policies. ITEX dollars are recognized as required by the Internal Revenue Service for income tax reporting purposes. We internally account for ITEX dollars, in addition to cash, in statements to members, ILBs and franchises and in other ways necessary for operation of the ITEX Exchange and our business. We consider the ITEX dollars we earn to be valuable and utilize them in the operation of our business, including the payment of obligations. A majority of the ITEX dollars we receive are distributed back to the Broker Network as sales incentives and sharing of the revenue. In addition, members receive a substantial portion when participating in the ITEX Co-Op advertising program. Members, ILBs and franchises use ITEX dollars in exchange for goods and services and in the operation of their businesses.

Business Strategy

      Our goal is to expand our position in the non-cash payment processing industry principally in the United States and Canada by focusing on customer service, expanding the range and availability of goods and services offered through the ITEX Exchange, increasing the number of our members, and increasing the size and strength of our Broker Network. To achieve this, we have initiated the following business strategies:

      o Support of the ITEX Broker Network. We seek to enhance the productivity and increase the revenues generated within the ITEX Exchange by increasing the level of training and support for new and existing franchises and ILBs. We continue to refine our franchisee and broker operating manuals and related support materials.

      o ITEX Exchange Account Management (TEAM) Software. We have developed a comprehensive customer relationship management and payment processing software. This software provides members, brokers and our management team enhanced information systems and marketing tools. We plan to continually enhance our TEAM software.

      o Develop Technologically Advanced Multi-Channel Payment System. We continue to upgrade and enhance our computer hardware, software, and related support, including improved Internet access to ITEX members and our Broker Network. Advances in computer and communications technology offer opportunities to provide members, ILBs and franchises with additional tools and more effective computer applications. These tools should enable users to more easily engage in "real-time" transactions.

      o Marketing for New Franchisees and Members. Our marketing strategy is to promote our brand and attract new franchisees and members to the ITEX Exchange while educating them as to how to effectively use ITEX dollars to grow their business. See "Sales, Marketing and Transactions" below.

      o Franchise development. We are prepared to further our efforts to develop and implement the placement of new franchisees. We are registered in all requisite states, and are eligible to sell franchises throughout the United States.

      o Acquire local and regional exchanges. We are actively looking to acquire exchanges, which we can integrate into our existing Broker Network. We believe the resulting consolidation can be financially beneficial to both parties due to the centralization of various business functions including customer service, transaction processing, account billing, marketing, and business management.

Members

      The ITEX Exchange has approximately 13,000 members in the United States and Canada. These members are in a variety of businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining. Members may participate in the ITEX Exchange for a number of reasons, including their desire to accomplish the following goals:

      o     generate new sales

      o     add new channels of distribution

      o     reduce slow moving inventory

      o     utilize unproductive assets and excess capacity

      o     maximize efficiencies

      Members earn ITEX dollars, which they have the opportunity to spend in any denomination, on products or services offered by ITEX members. The following is a representative example of a transaction:

      A dentist needs to have her office remodeled. Through the ITEX Exchange, she hires a contractor who agrees to perform the remodeling work for $500 ITEX dollars. The dentist has ITEX dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the ITEX Exchange, in exchange for ITEX dollars. The other members originally acquired ITEX dollars by providing services for other ITEX Exchange members.

      The ITEX Exchange is especially useful to those businesses where the variable costs of products or services are low such as hotels, media and other service-related businesses. For example, a radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs. In short, businesses can leverage their low variable cost and excess capacity into more purchasing power by accepting ITEX dollars.

Sales, Marketing and Transactions

Sales

      The primary function of new member enrollment is to grow and retain the ITEX Exchange member base and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, promotion and support to assist our Broker Network in expanding the member base. Our ILBs and franchisees contact prospective members to market the benefits of joining the ITEX Exchange. In addition, ILBs and franchisees attend various meetings and networking events in their areas to generate new members through the referrals of existing ITEX Exchange members.

Marketing

      Our marketing strategy is to promote our brand and attract new members to the ITEX Exchange while educating them as to how to effectively use the ITEX Exchange to grow their business. Our marketing efforts include a program of member, ILB and franchisee support and education. New tools for ILBs and franchisees to customize and use in their consultative sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message in all markets. To promote the ITEX Exchange, we market products and services of existing members through directories, newsletters, email, faxes, and other means. In addition, we pursue strategic affiliations with companies with access to potential members.

Transactions

      Our Broker Network is responsible for facilitating and maximizing transactions between members. ILBs and franchisees facilitate transactions between members by searching to fulfill member needs and making members aware of products and services that have become available within the system, and, in general, take a proactive approach to marketing products and services for the members they service. Members have access to an online directory of products and services.

Systems and Technologies

      The ITEX Exchange is handled by a proprietary online system based on Microsoft(R) technologies. The system is designed to facilitate the activities of all parties involved in the ITEX Exchange, from employees to ITEX Exchange members. The system extends well beyond record keeping and transaction processing. The major features of the system are as follows:

      o AIM Online - provides our ILBs, franchisees and corporate employees with customer relationship management features, including notes, calendaring and scheduling capabilities as well as ITEX Exchange management features.

      o Trade Flash - an online classified ad section where members can list products or services they are offering for ITEX dollars, as well as to locate products or services they are seeking to purchase with ITEX dollars.

      o Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

      o Reporting - ILBs, franchisees and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of various aspects of the ITEX Exchange.

      We take the steps necessary to ensure the adequate security of our hardware and software systems, including monitoring any and all unwanted intrusions and other attacks. We continue to improve the speed and reliability of our information systems and transaction tools for all of our users.

Industry Overview

General

      Our industry was developed by establishing an index of valuation for exchange credits and debits called "trade dollars". For ITEX, the index of valuation is the ITEX dollar. The ITEX Exchange acts as a third party record-keeper of ITEX dollars exchanged for products and services among members. For every transaction, ITEX dollars are posted to the buyer and seller's accounts. Members can transact business directly or may use the services of an ILB or franchisee who matches buyers and sellers. All transactions are accounted for by our TEAM software.

Non-cash Transaction Statistics

      There is limited statistical information on the number of members, transaction volume and cash revenue of the non-cash transaction industry in the United States and Canada. The Company believes the industry growth has been stagnant in recent years.

Competition

      Our industry is fragmented with several hundred exchanges in the United States and Canada. Competing companies include BXI, Continental Trade Exchange, and various other local and regional exchanges. EBAY, Travelocity, Priceline, Overstock.com and other Internet distribution channels also compete through price competition and inventory management. ITEX believes it remains the industry leader as the largest payment processor of non-cash transactions in the United States and Canada based on number of locations, members, transaction volume, and revenue generated through transactions of a single currency.

      We compete primarily on the basis of service, including the number of available products and services and the liquidity of ITEX dollars. We expect to encounter competition in our efforts to expand the ITEX Exchange and to acquire desirable independent exchanges. In addition to existing exchanges, new competitors can launch new exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of members is necessary to offer a quality exchange, which ultimately creates a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive exchange successful. Nevertheless, our competitors could include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we do. These companies would be strong competitors if they decided to develop a focused business effort in our industry.

      In general, customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the emergence of the Internet as a medium for communication and business have resulted in a more competitive industry. We believe that in order to capture greater market share, local exchanges will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

      We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base. Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our ILBs, franchisees, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies. However, we cannot assure you that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our products and services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and, as we need them. Increased competition, price or other circumstances, could result in erosion of our market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

Government Regulation

      ITEX, its ILBs and franchisees, are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees' social security accounts, and other such laws, regulations and administrative practices required of businesses in general. The Company is a third party record-keeper under the Tax Equity and Fiscal Responsibility Act

("TEFRA"), and is required to account for and report to the IRS the total of ITEX dollar sales transactions of each member of the exchange.

      It is the legal responsibility of our ILBs and franchisees to pay and withhold all applicable federal and state income taxes (including estimated taxes), social security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act. Our ILBs and franchisees are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network. However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network. For example, the economic reality of our relationship with an ILB or franchisee could be subject to challenge to determine whether an individual is an independent contractor or an employee for purposes of the Fair Labor Standards Act, or state equivalents. Under various agency theories, we could potentially be found liable for the conduct of our independent contractors, in a situation where that contractor has caused injury to a third party. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections, including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. Many states broadly view the requirements of what constitutes a franchise and consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation. There is a risk that one or more of our non-franchise business relationships could be deemed to constitute a franchise. An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties, which could have a material adverse effect on our business, operating results and financial condition.

      With respect to our online technologies, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as taxes, user privacy, pricing and characteristics and quality of products and services. We cannot predict the impact, if any, that future Internet-related regulation or regulatory changes might have on our business.

Proprietary Rights

      We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have filed a trademark and service mark application for the word mark "ITEX". We seek to police the use of our marks and to oppose any infringement. We have registered the Internet domain name "ITEX.com" and other related domain names.

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

Employees

      As of July 31, 2004, we employed 17 full-time employees compared to 28 full-time and 10 part-time employees at the end of the last fiscal year. The decrease is due to our effort to eliminate non-essential positions, employ a more experienced staff and create more efficiencies company wide.

      From time to time we may employ independent consultants or contractors to support research and development, marketing, sales and support and administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

      Our executive offices are located in Bellevue, Washington, where we currently lease approximately 4,531 square feet. The lease expires on February 1, 2007. Although there is no renewal option, management foresees no problems in extending or modifying the lease or finding alternative space when needed, upon commercially reasonable terms. We believe that our current facilities are adequate and suitable for their current use. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings. From time to time we are subject to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on our financial position or results of operations. These include claims under various agency theories seeking to hold us liable for the conduct of our independent contractors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's common stock trades on the OTC Bulletin Board under the symbol "ITEX.OB" The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

Fiscal Year Ended July 31,               2004                     2003
                                    High       Low           High       Low
                                   ----------------         ----------------
First Quarter                      $0.17      $0.10         $0.14      $0.10
Second Quarter                     $0.16      $0.10         $0.15      $0.10
Third Quarter                      $0.16      $0.10         $0.21      $0.13
Fourth Quarter                     $0.30      $0.13         $0.21      $0.12

      This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

      There were approximately 922 holders of record of our common stock as of July 31, 2004.

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

Shares Eligible for Future Sale

      In general, Rule 144 under the 1933 Act provides that securities may be sold if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and the required notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the Company, may not exceed the greater of 1% of the then outstanding shares of common stock of the Company. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the Company at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements.

Recent Sales of Unregistered Securities

      On May 3, 2004, three hundred thousand shares of vested stock were issued to the CEO as compensation for his service to the Company. The shares were valued at $0.155 per share. The recipient was accredited, had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

      The following table provides information about purchases by the Company during the quarter ended July 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. A total of 200,000 shares were repurchased during the quarter (chart in actual numbers).

                  (a)            (b)              (c)                 (d)
                                                                 Maximum Number
                                              Total Number      (or Approximate
                                               of Shares        Dollar Value) of
                                              Purchased as      Shares that May
              Total Number     Average      Part of Publicly    Yet Be Purchased
                of Shares     Price Paid    Announced Plans      Under the Plans
Period        Purchased (1)   per Share       or Programs          or Programs
------        -------------   ----------    ----------------    ----------------
05/01/04 -
05/31/04         200,000        $0.15              --                   --

06/01/04 -
06/30/04           --            --                --                   --

07/01/04 -
07/31/04           --            --                --                   --

(1) We purchased an aggregate of 200,000a shares of our common stock as a privately negotiated repurchase of vested stock from a departing employee.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are a technology company that provides a business-to-business payment system for non-cash transactions for our business members through our independent licensed broker and franchise network (together, the "Broker Network") in the United States and Canada. At July 31, 2004, our Broker Network was comprised of more than sixty ILBs and franchises in the United States and Canada. Our revenues are derived from transactions processed between approximately 13,000 business members, which, collectively make up the ITEX Exchange. We administer the ITEX Exchange and act as a third-party record-keeper for transactions entered into by the members. We charge association fees for each of the 13 four-week accounting cycles per year and percentage-based transaction fees. We also receive fees paid in ITEX dollars, which we use to pay a portion of our own operating expenses. See "Account Policies and Estimates" below for a summary of our revenue recognition policies and how we account for our ITEX dollar activities.

RESULTS OF OPERATIONS (in 000's)

Overview

      As of July 31, 2003, we owned five corporate-owned offices. Between August 2003 and March 2004 all of these corporate-owned offices were sold. Our audited financial information presents the effect of these dispositions. The dispositions were consistent with our strategic objectives of reducing corporate overhead and supporting our Broker Network, while seeking to generate sustainable growth in profitability. Compared to the previous year, the fiscal 2004 results were impacted significantly by these dispositions and are summarized as follows:

Condensed Results

                                             Three Months Ended            For the Fiscal Year Ended
                                                  July 31,                          July 31,
                                           ----------------------          -------------------------
                                             2004           2003              2004           2003
                                           --------       -------           -------        --------
Revenues                                   $ 2,514        $ 2,452           $10,283        $ 10,595
Operating Cost and Expenses                 (2,279)        (3,190)           (9,252)        (11,237)
                                           -------        -------           -------        --------
   Operating income (loss)                     235           (738)            1,031            (642)
Other income - net                               3            (28)            1,622              15
                                           -------        -------           -------        --------
                                               238           (766)            2,653            (627)

Income tax expense                              --             --                --              --
                                           -------        -------           -------        --------
       Net income (loss)                   $   238        $  (766)          $ 2,653        $   (627)
                                           =======        =======           =======        ========

Net income (loss) per common share
       Basic                               $  0.01        $ (0.04)          $  0.15        $  (0.03)
       Diluted                             $  0.01        $ (0.04)          $  0.15        $  (0.03)

      The five corporate-owned offices were sold in fiscal year 2004 for a total of $2,280, with $150 payable on the dates of purchase and the balance financed over five to seven years. "Other income" during the 2004 fiscal year recognizes a gain of $1,654 from the sale of these offices, after discounting the carrying value of the notes receivable in the amount of $179. The disposition of the offices substantially contributed to the reduction in our selling, general and administrative costs, to $2,044 during the current fiscal year from $3,539 during the prior fiscal year. Further contributing to lower expense levels were our actions to reduce staff, limit franchising efforts, renegotiate contracts, change management, and effective February 2004, to move our principal executive offices from Sacramento, California to Bellevue, Washington.

      Net income for the fiscal year ended July 31, 2004 was $2,653, which was $3,280 higher than the 2003 fiscal year, which showed a net loss of ($627). Earnings per share for the fiscal year ending July 31, 2004 and 2003 were $0.15 and $(0.03) respectively.

      Results for operations for the fourth quarter of fiscal 2004 included net income of $238, compared to a fourth quarter loss of ($766) for fiscal 2003. During the comparable 2003 fiscal quarter, several write-downs were realized, and reserves were taken for accounts receivable and legal accruals.

      During the fiscal year ended July 31, 2004 our operating activities generated net cash of $28, and we generated $421 in net cash from our investing activities, which consisted primarily of sales of corporate-owned offices. In contrast, during fiscal 2003 our operating activities used net cash of ($74), and we generated $69 in net cash from our investing activities, which consisted primarily of sales of corporate-owned offices.

      During the 2004 fiscal year we reduced our current liabilities to $696 at July 31, 2004, from $2,310 at July 31, 2003. At July 31, 2003, $874 of our current liabilities consisted of commissions payable to our Broker Network, compared to $444 at July 31, 2004. The reduction in commissions payable is attributable to the acceleration of the payment of broker commissions, which began in May 2004, reducing the holding time of brokers' final commissions from five weeks to three weeks. This change in holding time resulted in a payment of $212 to the Broker Network. During the 2004 fiscal year, we also eliminated 2003 fiscal year end liabilities for legal settlements and fees in the amount of $516, and repaid outstanding notes payable of $324. Our cash and cash equivalents position at the 2004 fiscal year end was $215, compared to $104 at July 31, 2003.

      The sales of our corporate-owned stores were financed through notes receivable, payable to ITEX over a period of five to seven years. Consequently, the net cash provided by this investing activity is of limited duration. During the quarter ended July 31, 2004, net cash from investing activities was $421.

      Revenue growth is an important challenge facing the Company. Revenue for fiscal year ended July 31, 2004, decreased 3% to $10,283 from $10,595 during the prior fiscal year. Revenues for the three-month period ended July 31, 2004, were up 3% compared to the same period ended July 31, 2003. Management attributes the fiscal revenue decline in part to the nature of the industry, which currently appears to have stagnant growth, its own mature Broker Network, and its own fiscal 2004 emphasis on profits rather than growth. Management intends to seek to increase revenues during fiscal 2005 and believes a successful result will depend on the Company's ability to meet the challenge of expanding and enhancing its Broker Network. ITEX intends to do this by enhancing its payment processing technologies and product and service offerings, including further website development, and by assisting its Broker Network to acquire certain local competitors. As part of its acquisition activities, ITEX may finance a portion of the acquisition cost and recover its investment over a period of time. Our subsequent operational expenditures during fiscal 2005 are expected to further emphasize these objectives.

Revenue, Costs and Expenses

      The following table sets forth, for the periods indicated, our selected consolidated financial information for the fiscal years ended July 31, 2004 and 2003, with amounts expressed as a percentage of total revenues:

                                              Fiscal Years Ended July 31,
                                             2004                    2003
                                       Amount       Pct*       Amount       Pct*
                                      --------      ----      --------      ----
Revenue:
ITEX Exchange revenue                  $10,283      100%       $10,595      100%

Costs and expenses:
Cost of ITEX Exchange revenue            6,849       67%         6,384       60%
Selling, general and administrative      2,044       20%         3,539       33%
Regulatory and litigation                  203        2%           580        5%
Depreciation and amortization              143        1%           547        5%
Proxy costs                                 13        0%           187        2%
                                       -------      ----       -------      ----
                                         9,252       90%        11,237      106%

Income (loss) from operations            1,031       10%          (642)      -6%
Other income (expense)                   1,622       16%            15        0%
                                       -------      ----       -------      ----

Net Profit (Loss)                      $ 2,653       26%       $  (627)      -6%


* Percent of Total Revenue

      The ITEX Exchange earned revenue for the three-months period ended July 31, 2004 and 2003 of $2,514 and $2,452 respectively and for the full fiscal year ended July 31, 2004 and 2003 of $10,283 and

$10,595, respectively. Our revenues are up 3% for the three-month period ended July 31, 2004 compared to 2003, and down 3% for the fiscal year ended July 31, 2004 compared to 2003. Our plans to increase revenue during fiscal 2005 are discussed in the previous section.

      Following are the components of association fees and transaction fees applicable to the ITEX Exchange, which are included in the consolidated totals:

Revenues by Category            2004          2003
                              -------       -------

Association fees              $ 2,950       $ 3,052
Transaction fees                7,070         7,271

Franchising                        20            50
Other fees                        243           222
                              -------       -------
                              $10,283       $10,595

      The number of members of the ITEX Exchange at the end of fiscal 2004 and 2003 and the average revenue per member were as follows (actual numbers):

                                             2004           2003
                                           -------        -------

Average number of members                   13,412         14,867
Average annual revenue per member          $   767        $   713

      We incurred costs of revenue for the three-month periods ended July 31, 2004 and 2003 of $1,675 and $1,517 respectively, and for the fiscal year ended July 31, 2004 and 2003 of $6,849 and $6,384, respectively. Our increased costs of revenue for the fiscal year and quarterly period ended July 31, 2004 compared to 2003 are due to increased commissions paid to franchisees and brokers in lieu of selling, general and administrative expenses incurred for corporate-owned offices. Despite the sales of the corporate-owned offices, we maintain the revenue stream generated from those offices through transactions and association fees. We did not generate revenue from new franchise sales during the quarter.

      Selling, General and Administrative Costs

      Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, and other administrative fees. As expected from the sale of corporate-owned offices as well as our actions to reduce staff and limit our franchising efforts, our selling, general and administrative expenses are lower, reduced to $558 from $1,037 for the three-month period ended July 31, 2004 and 2003, respectively, and to $2,044 from $3,539, for the fiscal year ended July 31, 2004 and 2003, respectively. Payroll for the current quarter was $320 compared to $395 for the prior year quarter and $1,078 for the fiscal year ended July 31, 2004 compared to $1,687 for the 2003 fiscal year. Franchise expenses for the current quarter was $4 compared to $47 for the prior year quarter and $19 for the 2004 fiscal year, compared to $196 for the 2003 fiscal year.

      The disposition of our corporate-owned offices substantially contributed to the reduction in our selling, general and administrative costs. Further contributing to lower expense levels were our actions to reduce staff, limit franchise marketing efforts, renegotiate contracts, change management, and move our executive offices from California to Washington.

      Costs and Expenses of Regulatory and Litigation Matters

      During the third quarter we settled outstanding lawsuits and realized a net reduction of legal accruals of $101, representing the difference between the net costs of the litigation matters and prior accruals taken, together with the recovery of certain of the litigation expenses included in prepaid and other. Total regulatory and litigation costs for the fiscal year ended July 31, 2004 decreased to $203, compared to $580 for fiscal 2003. Regulatory and litigation costs for the three month periods ended July 31, 2004 and 2003, were $48, and $505, respectively.

      Depreciation and Amortization

      We recognized depreciation and amortization expense for the fiscal year ended July 31, 2004 and 2003 of $143 and $547, respectively, and for the three-month periods ended July 31, 2004 and 2003 of $2 and $131 respectively. The decrease is primarily a result of the disposal of the five corporate-owned offices during fiscal 2004 and unnecessary assets. We depreciated to zero all assets in the second quarter and we recognized new purchases and depreciable assets beginning in the third quarter.

      Recoverability of Deferred Tax Assets

      The Company had net operating losses of $20,320 at the beginning of fiscal 2004, of which $555 was used during the fiscal year to offset taxable income. Therefore, $19,765 of net operating losses is available to offset future taxable income. Generally Accepted Accounting Principles allow the resulting tax savings to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

      In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is uncertain if the Company will realize the benefits of these deductible differences, as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

FINANCIAL CONDITION

      Cash and cash equivalents increased by $111 during the fiscal year ending July 31, 2004. The change in cash and cash equivalents is as follows:

                                                      Fiscal Year Ended July 31,
                                                      --------------------------
(in thousands)                                            2004          2003
                                                         -----          ----

Cash provided (used) by operating activities             $  28          $(74)
Cash provided (used) by investing activities               421            69
Cash provided (used) by financing activities              (324)            5
                                                         -----          ----

Effective exchange rate on cash and cash equivalents       (14)           14
                                                         -----          ----

Increase (decrease) in cash and cash equivalents         $ 111          $ 14

      Operating Activities

      During the fiscal year ended July 31, 2004, we funded our activities from cash provided by operations and from proceeds from sales of corporate-owned offices. Cash provided by operations and investing activities totaled $449. Cash generated by our operating activities totaled $28 during fiscal 2004. In contrast, during fiscal 2003 our operating activities used net cash of ($74). The Company used funds from its operations and investing activities to reduce payables and certain other liabilities. During the 2004 fiscal year we reduced our current liabilities to $696 at July 31, 2004, from $2,310 at July 31, 2003.

      We operate using four-week billing and payroll cycles. The timing difference between the four-week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. The timing of autopay runs created from members who have allowed us to retain their credit card or checking account information directly affects our cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Conversely, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. During the fourth quarter of fiscal 2004, the last autopay run was collected on July 20th, 2004.

      The timing of the payment of our broker commissions also directly affects both our reported cash position and our reported liabilities to our Broker Network. At July 31, 2004, $444 of our current liabilities consisted of commissions payable to brokers, compared to $874 at July 31, 2003. The broker commissions are currently paid in two payments, advance and final. The advance broker commission for any given four-week cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle. Management accelerated the payment of broker commissions starting in May 2004, reducing the holding time of broker's final commissions from five weeks to three weeks. This change in holding time and reduction in commissions payable to brokers was accomplished by the payment of $212 to the Broker Network in May 2004.

      During the 2004 fiscal year, we eliminated 2003 fiscal year end liabilities for legal settlements and fees in the amount of $516, and repaid outstanding debt of $324, including $303 to a related party. See Note 5 - Related Party Transactions of the Notes to Financial Statements. Our cash and cash equivalents position at the 2004 fiscal year end was $215, compared to $104 at July 31, 2003.

      Investing Activities

      For the fiscal year ended July 31, 2004, we reported net cash provided by investing activities of $421, compared to $69 during fiscal 2003. This cash resulted from proceeds received from the sale of corporate-owned offices and principal payments on the notes incurred to finance these sales. The five corporate-owned offices were sold in fiscal year 2004 for a total of $2,280, with $150 payable on the dates of purchase and the balance financed over five to seven years. The net book value of the offices sold was $447. The carrying values of the notes at July 31, 2004 were $2,000, with a stated interest rate of 3%. The Company assessed the risk associated with carrying these notes for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes. As a result, the discount on the notes is $158 for the year ended July 31, 2004.

      This discount will be recognized as interest income over the life of the notes. The Company recognized a gain of $1,654 in fiscal year 2004 after discounting the carrying value of the notes.

      Financing Activities

      For the fiscal year ended July 31, 2004, we reported net cash used by financing activities of ($324), compared to $5 during fiscal 2003. At July 31, 2004, our working capital was $734, compared to a deficit of ($1,322) at July 31, 2003. We do not have current commitments for financing. As part of our contemplated acquisition activities we may finance a portion of the acquisition cost, as discussed in the following section. We believe that our financial condition is stable and that our cash balances, other liquid assets, and operating cash flows provide adequate resources to fund ongoing operating requirements. However, when practicable, we intend to secure a commercial line of credit for general corporate and working capital purposes. This is expected to provide additional reserve capacity and enable the Company to make certain future capital expenditures related to the growth and expansion of our existing business and the development of new projects.

Fiscal 2005 plans

      During fiscal 2004 we restructured ITEX and reduced overhead in order to attain profitable operations, which included divesting company-owned offices, reducing staff, and moving our principal executive offices to Washington. We were able to utilize the cash generated from our operating and investing activities to strengthen our balance sheet by reducing liabilities and retiring debt.

      We intend to continue to implement the ITEX business plan which includes supporting our Broker Network, expanding the ITEX Exchange, enhancing our systems and services, including further website development, developing enhanced software, promoting our brand while seeking new franchisees and members, improving our member retention and customer service performance, and acquiring local and regional exchanges. We believe our success also will continue to rest upon our ability to control our operational costs while engaging in a strategy of controlled growth to ensure the effective performance of our employees, ILBs, franchisees and members. We will continue to seek to direct the financial resources of the Company with greater efficiency on behalf of stockholders.

      Revenue growth is expected to be emphasized in fiscal 2005. Revenue for fiscal year ended July 31, 2004, decreased 3% from the prior fiscal year. Although we believe the industry is showing little or no growth at present, part of the reason for the decline has been our own fiscal 2004 emphasis on profits rather than growth. We intend to seek to increase revenues during fiscal 2005, within the context of expanding and enhancing our Broker Network. As part of our contemplated acquisition activities, we may finance a portion of the acquisition cost and recover our investment over a period of time. Our subsequent operational expenditures during fiscal 2005 are expected to further emphasize revenue growth objectives.

      We intend to make certain capital investments into the Broker Network designed to stimulate new member growth and increase revenues. These investments may be in the form of upgrades to business technology and office renovation. We are budgeting $250,000 for capital investments during fiscal 2005, which could reduce earnings in the fiscal year.

ITEX Dollars Earned and Expended

      We earn ITEX dollars as compensation for management of the ITEX Exchange and as a result of transactions entered into by the Company as a member of the exchange.

      During fiscal 2004, we earned 7,041 ITEX dollars and spent 7,319 ITEX dollars. In fiscal 2003, we earned 4,121 ITEX dollars and expended 7,986 ITEX dollars.

      During the fiscal year ended July 31, 2004, we received goods and services using ITEX dollars to pay for such items. As described in the Critical Accounting Policies below, transactions involving ITEX dollars are not reflected in our financial statements. Management believes these goods and services are a necessary part of conducting business. If, in the future, we are unable to pay for such goods and services using ITEX dollars, our cash expenses could increase and potentially reduce operating profits.

      Since inflation of the US dollar has been moderate in recent years, inflation has not had a significant impact on our business. Inflation affecting the US dollar is not expected to have a material future effect on our operations. We do not guarantee the utilization of, or market for ITEX dollars. In addition, we can expend ITEX dollars in excess of those credited to our account.

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

      Revenue Recognition

      We recognize revenue from various cash fees charged in managing the ITEX Exchange when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

      We charge members of the ITEX Exchange an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) and ten ITEX dollars each cycle (one hundred and thirty ITEX dollars annually) in accordance with its ITEX Exchange member agreements. The ITEX dollars are not reflected in the accompanying financial statements.

      We also receive cash transaction fees based on the value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member's purchases and sales during the period.

      As described below under accounting for ITEX dollar activity, we do not record revenues for ITEX dollars received in transactions with ITEX Exchange members.

      Accounting for ITEX Dollar Activity

      We receive ITEX dollars every cycle from members and for transactions of goods or services between ITEX and our members. We also expend ITEX dollars in the acquisition of goods or services used in our operations. The Company spends ITEX dollars for broker commissions, co-op advertising, Broker Network sales incentives and other corporate expenses. The Company has historically spent more ITEX dollars than it has earned.

      During fiscal 2004, we earned 7,041 ITEX dollars and spent 7,319 ITEX dollars. Neither the revenue nor expenses of ITEX dollars are reflected in the accompanying financial statements.

      Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, we generally record transactions at the carrying value of goods or services exchanged, which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as we have no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

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

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as developments beyond the Company's control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have no history of sustained profits and our future revenue growth and profitability remains uncertain.

      We are working toward a goal of sustained profitability and had profitable operations during fiscal 2004. However, a significant portion of our income this year was derived from the sale of corporate-owned offices. Further, our core business had negative growth for fiscal 2004, with revenues for the fiscal year ended July 31, 2004, decreasing 3% from the prior fiscal year. While we intend to seek revenue growth in fiscal 2005, we believe the industry is showing little or no growth at present. We intend to expand our revenues by acquiring or assisting our Broker Network to acquire certain local competitors. As part of our acquisition activities, we may finance a portion of the acquisition cost. However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for this endeavor will be available. Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

      Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations. Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and Interim CFO Steven White. Management places heavy reliance on Mr. White's experience and management skills. We have not entered into employment agreements with our current executive officers, including Mr. White. We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other key personnel. If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed. However, we may need to attract, train, retain and motivate additional technical, managerial, marketing and support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

      We have limited funds, and our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities. We are planning to fund internally the development and implementation of our initiatives. We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also intend to seek to acquire certain local competitors. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our ILB and Franchisee network.

      Our success depends on our ability to expand, retain and enhance our ILB and franchisees ("Broker Network"). We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. ILBs and franchisees have a contractual relationship with the Company, typically for a renewable five-year term. There can be no assurance that our ILBs and franchisees will continue to participate in the ITEX Exchange, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our ILBs and franchisees to expand the number of members and the volume of transactions through the ITEX Exchange. We cannot assure you that the market for our products and services will continue to develop as expected. If our industry remains stagnant, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our brokers and franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Exchange, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

      We transact business in Canadian dollars as well as US dollars. During fiscal 2004, approximately 12% of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Our stock trades on the OTC Bulletin Board. Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal 2004, the bid prices of our common stock on the OTC Bulletin Board ranged from $0.10 to $0.30 per share and the sale price of our common stock closed at $0.21 per share on July 30, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ITEX Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itex Corporation as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended July 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         ---------------------------------------
                                             Ehrhardt Keefe Steiner & Hottman PC

September 3, 2004
Denver, Colorado

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           July 31,         July 31,
                                                                             2004             2003
                                                                           --------         --------
                                         ASSETS

Current assets:
      Cash and cash equivalents                                            $    215         $    104
      Accounts receivable, net of allowance of $100 and $200                    721              674
      Receivable-corporate office sales (Note 2)                                378               57
      Prepaid and other current assets                                          116              153
                                                                           --------         --------
Total current assets                                                          1,430              988

Property and equipment, net of accumulated depreciation of $3
and $670 (Note 3)                                                                29              158

Purchased member lists, net (Note 4)                                             --              502

Receivable - corporate office sales, less current portion (Note 2)            1,464              200

Other assets                                                                     --               72
                                                                           --------         --------

      Total assets                                                         $  2,923         $  1,920
                                                                           ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Long-term debt, notes payable current portion (Note 5)               $     --         $    324
      Accounts payable                                                          105              265
      Accounts payable to independent licensed brokers                          444              874
      Accrued payroll and taxes                                                  99              137
      Deferred revenue, current portion                                          --               67
      Accrued audit and legal fees                                               --              437
      Accrued legal settlements                                                  --               79
      Other current liabilities                                                  48              127
                                                                           --------         --------
Total current liabilities                                                       696            2,310

Deferred revenue                                                                 --               91

Stockholders' equity (deficit) (Note 7)
      Common stock, $0.01 par value; 50,000 shares authorized;
      18,583 and 18,170 shares issued and outstanding, respectively             186              182
Additional paid-in capital                                                   29,377           29,313
Foreign currency translation                                                     --               14
Treasury stock, at cost (2 shares)                                              (10)             (10)
Accumulated deficit                                                         (27,326)         (29,980)
                                                                           --------         --------

Total stockholders' equity (deficit)                                          2,227             (481)
                                                                           --------         --------
      Total liabilities and stockholders' equity (deficit)                 $  2,923         $  1,920
                                                                           ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      For the fiscal years ended
                                                                                July 31,
                                                                     ----------------------------
                                                                       2004                2003
                                                                     --------            --------
Revenue:
    ITEX Exchange revenue                                             $10,283             $10,595
                                                                      -------             -------
                                                                       10,283              10,595
                                                                      -------             -------

Costs and expenses:
    Costs of ITEX Exchange revenue                                      6,849               6,384
    Selling, general and administrative                                 2,044               3,539
    Costs and expenses of regulatory and litigation matters               203                 580
    Depreciation and amortization                                         143                 547
    Proxy costs                                                            13                 187
                                                                      -------             -------
                                                                        9,252              11,237
                                                                      -------             -------

Net income (loss) from operation                                        1,031                (642)
                                                                      -------             -------

Other income (expense):
    Other interest income (expense), net                                   64                 (51)
    Loss on disposal of equipment                                         (72)                 --
    Loss on write-off of note receivable                                  (24)                 --
    Gain on sale of corporate-owned offices                             1,654                  --
    Miscellaneous, net                                                     --                  66
                                                                      -------             -------
                                                                        1,622                  15

Net income (loss)                                                       2,653                (627)
                                                                      =======             =======

Average common and equivalent shares:
    Basic                                                              18,279              17,733
                                                                      -------             -------
    Diluted                                                            18,279              17,733
                                                                      -------             -------

Net income (loss) per common share:
    Basic                                                             $  0.15             $ (0.03)
    Diluted                                                           $  0.15             $ (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the fiscal years ended July 31, 2004 and 2003
                                 (in thousands)

                                 -------------------------------------------------------------------------------------------------
                                                                   Unrealized
                                                     Additional      gain on                      Foreign
                                   Common Stock       paid in      marketable    Accumulated     Currency      Treasury
                                  Shares   Amount     capital      securities      deficit      Translation      stock      Total
                                 -------------------------------------------------------------------------------------------------
Balance, July 31, 2002            17,727    $177      $29,226         $ --         $(29,353)       $  --         $(10)     $   40

Stock issued to employees
and board members                    100       1           21                                                                  22

Stock issued to outside
consultants                          140       2           27                                                                  29

Stock issued to new board            160       2           34                                                                  36

Exercise of stock options             43                    5                                                                   5

Foreign Currency
Translation                                                                                           14                       14

Net loss                                                                               (627)                                 (627)

                                 -------------------------------------------------------------------------------------------------
Balance, July 31, 2003            18,170     182       29,313           --          (29,980)          14          (10)       (481)

Stock issued to CEO & new
board                                460       5           73                                                                  78

Shares re-acquired from
departing employees                 (263)     (3)         (36)                                                                (39)

Shares issued in exchange
for options                          215       2           28                                                                  30

Foreign Currency
Translation                                                                                         (14)                      (14)

Net Income                                                                            2,653                                 2,653

                                 -------------------------------------------------------------------------------------------------
Balance, July 31, 2004            18,582    $186      $29,378         $ --         $(27,327)       $  --         $(10)     $2,227
                                 =================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                      ITEX CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)

                                                                                            Year ended July 31,
                                                                                            -------------------
                                                                                              2004        2003
                                                                                            -------      ------
Cash flows from operating activities
     Net income (loss)                                                                      $ 2,653     $  (627)
Items to reconcile to net cash provided by (used in) operations:
     Gain on sale of corporate-owned offices                                                 (1,654)         --
     Recognition of imputed interest from corporate office receivables                          (21)        (12)
     Loss on disposal of equipment                                                               72          --
     Loss on write-off of note receivable                                                        24          --
     Stock based compensation, net of cost to reacquire shares from former employees             68          87
     Depreciation and amortization                                                              143         548
     Change in allowance for uncollectible receivables                                          100         150
Changes in operating assets and liabilities:
     Accounts receivable                                                                        (86)         72
     Prepaids and other assets                                                                  110         (13)
     Accounts payable and other current liabilities                                            (793)       (415)
     Other long term liabilities                                                                 --          --
     Accounts payable to independent licensed brokers                                          (430)        194
     Deferred revenue                                                                          (158)        (58)
                                                                                            -------     -------
Net cash provided by (used in) operating activities                                              28         (74)
                                                                                            -------     -------
Cash flows from investing activities:
     Proceeds from sales of corporate-owned offices                                             150          82
     Payments received from note receivable                                                     302          --
     Net cash used in acquisition of business assets                                             --         (13)
     Purchase of property and equipment                                                         (31)         --
                                                                                            -------     -------
Net cash provided by investing activities                                                       421          69
                                                                                            -------     -------
Cash flows from financing activities:
     Borrowings (repayments) of third party indebtedness                                       (324)         --
     Stock options excercised                                                                    --           5
                                                                                            -------     -------
Net cash provided (used in) by financing activities                                            (324)          5
                                                                                            -------     -------

Effective exchange rate on cash and cash equivalents                                            (14)         14
                                                                                            -------     -------

Net increase (decrease) in cash and equivalents                                                 111          14
Cash and equivalents at beginning of period                                                     104          90
                                                                                            -------     -------
Cash and cash equivalents at end of period                                                  $   215     $   104
                                                                                            =======     =======

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. Through its and independent licensed broker and franchise ("ILB") network (together, the "Broker Network") in the United States and Canada, the Company operates a business-to-business payment system for non-cash transactions to its business members for which it acts as third-party record-keeper.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recognition

ITEX recognizes revenue from various cash fees charged in managing the ITEX Exchange when persuasive evidence of an arrangement exists, the transaction has occurred or the cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

The Company charges members of the ITEX Exchange an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) and ten ITEX dollars each cycle (one hundred and thirty ITEX dollars annually) in accordance with its ITEX Exchange member agreements. Association fees can be paid by cash, check or by using the Company's Preferred Member Autopay system.

ITEX also receives cash transaction fees based on the value of the transaction, from both the buyer and the seller. Members are billed at the end of each four-week accounting cycle. If a member pays automatically by credit card or electronic funds transfer through the Company's Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member's purchases and sales during the billing period. If a member pays by check or otherwise after receiving a mailed statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member's purchases and sales during the period. Currently, approximately 85% of member payments are made automatically through electronic funds transfer or by credit cards using the Preferred Member Autopay system.

As described below under accounting for transactions in ITEX dollars, the Company does not record revenues for ITEX dollars received in transactions with its members.

Ongoing Independent Licensed Broker And Franchise Related Revenue

Independent Licensed Brokers (ILBs) and franchisees are paid a percentage of revenues collected by the Company, which ranges from 50% to 80% depending on the type of transactions of the members they service, net increases in the number of members enrolled during each four-week accounting cycle or by contractual agreement. Receipts are recorded as revenue and payments to ILBs and franchisees are included in costs of sales.

The Company's efforts to expand our Broker Network through the sale of franchises were significantly curtailed in fiscal 2004. As a consequence, franchise sales have not been a significant revenue source for the Company.

Accounting for ITEX Dollar Activities

The Company receives ITEX dollars as part of the association fees assessed every four-week accounting cycle to ITEX Exchange members, interest on member credit lines (ITEX dollar loans) and in some cases, as transaction fees for transactions made by its members. The Company also expends ITEX dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. The Company spends ITEX dollars for broker commissions, co-op advertising, Broker Network sales incentives and other corporate expenses. The Company also has the ability to spend ITEX dollars with no obligations to the exchange. The Company has historically spent more ITEX dollars than it has earned.

Transactions that originate from the creation of ITEX dollars expended for goods or services do not qualify as exchanges under APB 29 and, accordingly are not reflected in the accompanying financial statements. Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, the Company generally records exchanges at the carrying value of goods or services exchanged which is typically zero, as the fair values of the goods or services exchanged lack readily determinable fair values within reasonable limits as the Company has no history of receiving cash in similar transactions, and therefore the earnings process has not been completed.

IRS Requirements

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends ITEX dollars using the ratio of one U.S. dollar per ITEX dollar. The Company accounts for ITEX dollars internally, in addition to cash, in statements to members and independent licensed brokers and in other ways necessary for the operation of the ITEX Exchange and the business of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its operation in Canada. All inter-company accounts and transactions have been eliminated.

Net Revenue and Deferred Revenue

The Company charges cash association fees to each member and individual cash transaction fees from the buyer and seller. Revenues related to the per cycle association fees and transaction fees are recognized immediately. Revenues related to new membership fees and related commissions are deferred and amortized over the average life of a membership, approximately four (4) years. The Company no longer collects new membership fees, and no new membership fees were received in fiscal 2004.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk

At July 31, 2004 the Company maintained its major cash balances at one financial institution located in Portland, Oregon and two financial institutions in Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $100 and by the Canadian Deposit Insurance Corporation up to $39. The Company's cash balances have exceeded these insurable limits periodically throughout the year.

Accounts and Notes Receivable

The Company assesses collectibility of accounts receivable monthly, based on past collection history, and current events and circumstances. Based on our analysis of collectibility, the Company may deem an allowance necessary to offset uncollectable receivables.

The Company periodically reviews the note receivables for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and a change in management of the franchisee or independent licensed broker responsible for the note.

Property and Equipment

Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life. When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in the statement of operations. The costs of repair and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over useful lives of three to seven years.

Intangible Assets

The Company currently does not have any intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At July 31, 2004, the Company determined no impairment was appropriate.

Other Assets

The Company accounts for holdings of equity securities of other companies pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's equity securities generally qualify under the provisions of SFAS No. 115 as available for sale. As of July 31, 2004 the Company was not holding any such securities.

Advertising Expenses

The Company expenses all advertising as incurred.

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

Fair Value of Financial Instruments

All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of July 31, 2004.

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

Reclassifications

Certain reclassifications have been made to the financial statements of prior years to conform to the July 31, 2004 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

Recent Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting and reporting for derivative instruments, including instruments embedded in other contracts such that contracts with comparable characteristics are accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. Currently we do not expect SFAS No. 149 to have a material effect on our financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many instruments that were previously classified as equity will be required to be reported as liabilities under SFAS No. 150. This statement is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable instruments. Currently we do not expect SFAS No. 150 to have a material effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Stock-Based Compensation

We have an equity incentive plan, which allows for the grant of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants. As of July 31, 2004 there were no common stock options outstanding. During fiscal 2004, 675 shares of vested stock were issued to employees and directors and 1.325 million shares were available for future grants under the plan. The Company accounts for stock-based compensation in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. An alternative method of accounting for stock options is SFAS 123. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. A summary of the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2004 and 2003 had the Company adopted the fair value-based method of accounting for stock-based compensation is set forth in Note 7.

NOTE 2 - CORPORATE OFFICE RECEIVABLES -

During fiscal 2004 the Company sold its five remaining corporate-owned offices to franchisees and an independent licensed broker. The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800. The aggregate total owed to the Company on July 31, 2004 is $1,842. Balances owed range from $13 to $613. Payoff dates for the loans are scheduled between 2005 and 2011.

Sale Amount    Balance at July 31, 2004    Current Portion    Long-Term Portion
-----------    ------------------------    ---------------    -----------------
  $2,695                $1,842                  $378               $1,464

The offices sold in fiscal year 2002 for a total of $415. The net book value of the offices sold was $112, (consisting of $8 in fixed assets and $104 in member lists). The Company recognized a gain of $303. In April 2004, a note receivable from 2002, valued at $84, went into default. In the third quarter of 2004, the Company took a $60 allowance against the note. In the fourth quarter 2004, the Company deemed the note to be uncollectible and wrote-off the remaining $24.

The offices sold in fiscal year 2004 for a total of $2,280 with $150 payable on the dates of purchase. The net book value of the offices sold was $447 (consisting of $44 in fixed assets and $403 in member lists.) The Company recognized a gain of $1,654 in fiscal year 2004 after discounting the carrying value of the notes $179.

The Company financed $2,130 of the corporate-owned offices sold in the first, second and third quarters of fiscal year 2004. The carrying values of the notes at July 31, 2004 were $2,000, with a stated interest rate of 3%. The Company assessed the risk associated with carrying these notes for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes. As a result, the discount on the notes is $158 for the year ended July 31, 2004. This discount is being recognized as interest income over the life of the notes.

NOTE 3 - PROPERTY AND EQUIPMENT

                      Estimated      Balance          Accumulated        Net
                       Useful        July 31,        Depreciation       Book
Fixed Asset Type        Life           2004          July 31, 2004      Value
-----------------------------------------------------------------------------
Computers              5 years         $14                $2             $12
Software               3 years           2                 0               2
Equipment              7 years           2                 0               2
Furniture              7 years          13                 0              13
                                     ----------------------------------------
                                       $31                $3             $28
                                     ========================================

Property and equipment is depreciated using the straight-line method over the asset's estimated useful life. Depreciation expense for property and equipment was $44 and $108 for the fiscal years ending July 31, 2004 and 2003, respectively. The Company, during the fourth quarter, also adjusted $745 of fully depreciated property and equipment that the Company no longer possesses.

NOTE 4 - PURCHASED MEMBER LISTS

Changes in the carrying amount of member lists for the year ended July 31, 2004 are summarized as follows:

Balance as of July 31, 2003                $ 502
Amortization                               $ (99)
Assets disposed with office sales          $(403)
                                           -----
Balance as of July 31, 2004                $  --
                                           =====

NOTE 5 - NOTES PAYABLE

There was no related party transactions during the quarter ended July 31, 2004.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

      Fiscal year ending July 31,
                 2005                63
                 2006                52
                 2007                26
                                   ----

      Total                        $141
                                   ----

Office rent expense for the periods ended July 31, 2004 and 2003 amounted to $110 and $248, respectively. Equipment rent expense for the periods ended July 31, 2004 and 2003 amounted to $50 and $71, respectively.

Legal Proceedings

All litigation from fiscal 2003 was settled during fiscal 2004. We are currently not party to any material legal proceedings

The Company is subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on the financial position or results of operations of the Company.

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Option and Stock-Based Compensation

The Company has a 2004 Equity Incentive Plan ("2004 Plan"), which allows for the grant of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants. The 2004 Plan was adopted by stockholders on March 15, 2004, to supercede prior incentive stock option plans and be utilized for all new stock option and equity incentive grants. Under the 2004 Plan, 2.0 million shares of common stock are reserved and available for grant and issuance. During fiscal 2004, 675 shares of vested stock were issued to employees and directors and as of July 31, 2004, 1.325 million shares were available for future grants under the 2004 Plan. As of July 31, 2004 there were no common stock options outstanding.

The following summarizes stock option activity for the fiscal years ended July 31, 2004 and 2003 (actual numbers)

                              Number of Options
                            ----------------------
                            Available      Granted        Option Price per Share
                            ---------      -------        ----------------------

Balance, July 31, 2002      2,302,000     2,200,000           $0.40 - $6.13
   Granted                    (70,500)       70,500           $0.11 - $0.13
   Cancelled                2,080,000    (2,080,000)          $0.40 - $6.13
                            ---------    ----------

Balance, July 31, 2003      2,744,500       190,500           $0.08 - $6.13
   Granted                                       --
   Cancelled                               (190,500)          $0.08 - $6.13
                            ---------    ----------

Balance, July 31, 2004      1,325,000            --

The Company accounts for stock-based compensation in accordance with. FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. An alternative method of accounting for stock options is SFAS 123. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2004 and 2003 had the Company adopted the fair value-based method of accounting for stock-based compensation.

                                                            Years ended July 31,
                                                               2004       2003
                                                              ------    ------
Difference between fair value and intrinsic value methods
(additional compensation expense)                             $   --    $    5

Net (loss) income                                             $2,653    $ (627)

Net (loss) income per share - basic                           $ 0.15    $(0.04)

Net (loss) income per share - diluted                         $ 0.15    $(0.04)

There were no stock option grants in fiscal 2004. In addition, all outstanding options expired or were cancelled in fiscal 2004. For fiscal 2003, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2003: dividend yield of zero, expected average annual volatility of 148%, average annual risk-free interest rate of 3.5%, and expected lives of five years.

Statement 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.

Shares Issued

During fiscal 2004, 675 shares of vested stock were issued to employees and directors. The effect of these transactions was an increase of $7 in common stock and $101 in additional paid-in capital. Shares issued during fiscal 2004 include an annual grant to board members of 40 shares each in lieu of cash compensation, and an aggregate total of 515 shares of vested stock issued to employees of the Company valued at $77 in consideration for services and the forfeiture of 141 previously issued employee stock options. The Company expensed all equity-based compensation in fiscal 2004.

NOTE 8 - INCOME TAXES

No income tax expense or benefit has been provided in the financial statements. The Company has utilized net operating loss carry forwards to eliminate any current income tax payables. Additionally the Company has taken a full valuation allowance against its deferred tax assets resulting in no deferred tax expense or benefit being recorded.

The computed income tax expense (credit) differs from applying the U.S. federal income tax rate due to income and losses before income taxes for the years ended July 31, 2004 and 2003 and because of realization of net operating losses in the year ended July 31, 2003. The following reconciles expected income tax effects at a range of 34% to the provision (credit) for income taxes:

                                                            Years ended July 31,
                                                              2004        2003
                                                             -----       -----

Taxes at U.S. federal statutory rate                         $ 902       $(214)
Change in deferred tax valuation allowance other than
realization of net operating loss                             (729)        214
Other, net                                                    (173)         --
                                                             -----       -----

Tax expense (benefit)                                        $  --       $  --

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2004 and 2003 are presented below:

                                                           Years ended July 31,
                                                             2004        2003
                                                           -------      -------
Deferred tax assets:
         Net trade activity included for income tax
         purposes not recognized for financial
         reporting                                         $    --      $    --
         Investments and assets impaired for financial
         reporting not disposed of for tax purposes             --        1,051
         Amortization                                           --          557
         Net operating loss carryforward                     6,917        5,657
         Other                                                  38          554
                                                           -------      -------
                                                           $ 6,955      $ 7,819

Net deferred tax assets                                      6,955        7,819
Valuation allowance                                         (6,955)      (7,819)
                                                           -------      -------
                                                           $    --      $    --
                                                           =======      =======

The Company has accumulated net operating losses, amounting to $19,765 that are set to expire between fiscal 2013 and 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is uncertain if the Company will realize the benefits of these deductible differences, as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

NOTE 9 - 401(k) SAVINGS PLAN

Prior January 2004, employees of the Company were eligible to participate in a 401(k) savings plan, whereby the employees could elect to make contributions pursuant to a salary deduction agreement upon meeting age and length of service requirements. In December 2003, the Company initiated steps to terminate the 401(k) plan effective January 1, 2004. As a result, all employee contributions to the plan ceased and plan participants were notified of the dissolution of the plan and requirements for distribution of funds contributed. The Company did not match any contributions to the plan for the years ended July 31, 2004 and 2003. The Company anticipates initiating a new 401(k) savings plan during 2005.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                  Carrying        Fair
                                                   Amount         Value
                                                  --------       ------
                      Assets
Cash                                               $  215        $  215
Accounts receivable                                $  721        $  721
Corporate office receivable, current               $  378        $  378
Corporate office receivable, long term             $1,464        $1,464

                    Liabilities
Accounts payable                                   $  105        $  105
Accounts payable to broker                         $  444        $  444

The carrying values of cash, accounts receivable, notes receivable, accounts payable, and portion of receivables due to independent licensed brokers and franchisees approximates their fair value at July 31, 2004. We deem the long-term portion of the corporate office receivable carrying value approximates the fair value at July 31, 2004, as there has been no significant change in interest rates from the origination date of these receivables.

The fair value of current and long-term portions of long-term indebtedness is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of December 31, 2003, we carried a $300 short-term note payable to our Chairman, who on October 2, 2003 loaned the Company funds to pay off a pre-existing $300 short-term note payable to an individual. The loan was used to pay off the note balance, which had accrued to $345, in exchange for a one-year secured promissory note with interest at 8%. The loan was paid in full on January 7, 2004.

As of July 31, 2003 the Company paid Lakemont Capital $35 related to the proxy contest at the annual shareholder meeting in February 2003. At July 31, 2003 Lakemont Capital was due $20. Lakemont Capital, Ltd. is an affiliate of the current CEO and Chairman of the Board of ITEX Corporation. Lakemont Capital was paid in full on October 10th, 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      a) Exhibit Listing

Exhibit

Number      Description

3.1         Amended and Restated Articles of Incorporation of ITEX
            Corporation(3)

3.2         Amended and Restated Bylaws of ITEX Corporation(3)

10.1        ITEX Corporation 1995-96 Key Employee Incentive Stock Option Plan(1)

10.2        ITEX Corporation 1996-97 Key Employee Incentive Stock Option Plan(1)

10.3        ITEX Corporation 1997-98 Key Employee Incentive Stock Option Plan(1)

10.4        Form of Indemnification Agreement(3)

10.5        Form of ITEX Corporation Franchise Agreement(3)

10.6        Form of ITEX Corporation Independent Licensed Broker Agreement(3)

10.7 Contract for the Purchase of Toronto Corporate Office and Use of Itex Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security Agreement(2)

10.8 Contract for the Purchase of New York Corporate Office and Use of Itex Client Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement(2)

10.9 Contract for the Purchase of Sacramento Corporate Office and Use of Itex Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with Secured Promissory Note and Security Agreement(2)

10.10       Financing Agreement between ITEX Corporation and Steven White(3)

10.11       ITEX Corporation 2004 Equity Incentive Plan(4)

14.1        Code of Ethics for CEO and Senior Financial Officers(3)

31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registration Statement 333-53289 on Form S-8, filed May 21, 1998.

(2)   Incorporated by reference to the Report on Form 8-K filed October 28, 2003

(3) Incorporated by reference to the Annual Report on Form 10-KSB for the Fiscal Year Ended July 31, 2003, filed on November 13, 2003.

(4) Incorporated by reference to the Proxy Statement on Schedule 14A, filed on February 13, 2004.

      b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended July 31, 2004:

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

                           ITEX CORPORATION

Date: October 4, 2004  By: /s/ Steven White
                           -----------------------------------------------------
                           Steven White, Chief Executive Officer
                           Interim Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 4, 2004      By: /s/ Steven White
                               -------------------------------------------------
                               Steven White, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Date: October 4, 2004      By: /s/ Alan Zimmelman
                               -------------------------------------------------
                               Alan Zimmelman, Director

Date: October 4, 2004      By: /s/ John Wade
                               -------------------------------------------------
                               John Wade, Secretary, Treasurer, Director

Date: October 4, 2004      By: /s/ Eric Best
                               -------------------------------------------------
                               Eric Best, Director