Form 10QSB
period 2004-10-31
ITEX CORP
filed 2004-12-09
CIK 860518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 31, 2004.

                                       OR


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________________ to ____________________

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

                                 (425) 463-4000
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

      As of October 31, 2004, the Company had 18,582,565 shares of common stock outstanding.

      Transitional Small Business disclosure Format (check one): Yes |_| No |X|

================================================================================

                                ITEX CORPORATION
                                   FORM 10-QSB
                 For The Quarterly Period Ended October 31, 2004

                                      INDEX

                                                                         Page(s)

PART  I.    Financial Information

   ITEM 1.  Financial Statements

            Consolidated Balance Sheets as of October 31, 2004
            (unaudited) and July 31, 2004                                   1

            Consolidated Statements of Operations for the Three Month
            Periods Ended October 31, 2004 and 2003 (unaudited)             2

            Consolidated Statements of Cash Flows for the Three Month
            Periods Ended October 31, 2004 and 2003 (unaudited)             3

            Notes to Consolidated Financial Statements                      4

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

   ITEM 3.  Controls and Procedures                                         14

PART II.    Other Information                                               15

   ITEM 6.  Exhibits and Reports on Form 8-K                                15

            Signatures                                                      15

                                ITEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                  October 31, 2004     July 31, 2004
                                                                                    (unaudited)
                                                                                  ----------------     -------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                        $    711            $    215
     Accounts receivable, net of allowance of $140 and $100                                505                 721
     Receivable - corporate offices sales                                                  381                 378
     Prepaids and other current assets                                                     147                  94
     Deferred tax asset                                                                    322                  22
                                                                                      --------            --------
       Total current assets                                                              2,066               1,430

Property and equipment, net of accumulated depreciation of $6 and $3                        40                  29
Receivable - corporate office sales, less current portion and less discount              1,385               1,464
                                                                                      --------            --------
               Total assets                                                              3,491               2,923
                                                                                      ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       79                 105
     Accounts payable to independent licensed brokers and franchises                       494                 444
     Accrued payroll and taxes                                                             106                  99
     Other current liabilities                                                              30                  48
                                                                                      --------            --------
       Total current liabilities                                                           709                 696

Commitments

Stockholders' equity:

     Common stock, $.01 par value; 50,000 shares authorized;
     18,583 and 18,583 shares issued and outstanding, respectvely                          186                 186
     Additional paid-in capital                                                         29,377              29,377
     Treasury stock, at cost (2 shares)                                                    (10)                (10)
     Accumulated deficit                                                               (26,771)            (27,326)
                                                                                      --------            --------
       Total stockholders' equity                                                        2,782               2,227

                Total liabilities and stockholders' equity                            $  3,491            $  2,923
                                                                                      ========            ========

The accompanying notes are an integral part of the consolidated financial statements

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIOD ENDED
                            OCTOBER 31, 2004 AND 2003
                    (In thousands, except per share amounts)

                                                Three Months Ended October 31,
                                                     2004            2003
                                                -------------    -------------
                                                         (unaudited)
Revenue
  ITEX Marketplace revenue                         $  2,571       $  2,787

Costs and expenses
  Costs of ITEX Marketplace revenue                   1,737          1,876
  Selling, general and administrative                   604            699
  Depreciation and amortization                           3             99
                                                   --------       --------
                                                      2,344          2,674

 Income from operations                                 227            113

Other income (expense)
  Other income (expense), net                            28            (12)
  Gain on sale of corporate offices                      --          1,297
                                                   --------       --------
                                                         28          1,285

Income before income taxes                              255          1,398

Income tax benefit (expense)                            300             --
                                                   --------       --------
Net income                                         $    555       $  1,398
                                                   ========       ========

Earnings per common share
  Basic                                                0.03           0.08
  Diluted                                              0.03           0.08

Average common equivalent shares
  Basic                                              18,583         18,170
  Diluted                                            18,583         18,176

The accompanying notes are an integral part of the consolidated financial statements.

                                ITEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                    10/31/2004        10/31/2003
                                                                                    ----------        ----------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   555         $ 1,398
Items to reconcile to net cash provided by (used in) operations:
   Gain on sale of corporate-owned offices                                                   --          (1,297)
   Recognition of imputed interest from corporate office receivables                         (7)             --
   Change in allowance for uncollectible receivables                                         40              --
   Depreciation and amortization                                                              3              99
Changes in operating assets and liabilities:
   Accounts receivable                                                                      176            (382)
   Deferred tax asset                                                                      (300)             22
   Prepaids and other assets                                                                (53)             55
   Accounts payable and other current liabilities                                           (37)           (172)
   Accounts payable to independent licensed brokers and franchises                           50             329
   Deferred revenue                                                                          --             (70)
                                                                                        -------         -------
  Net cash provided by (used in) operating activities                                       427             (18)
                                                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                          (14)             --
Proceeds from sales of corporate-owned offices                                               --             111
Payments received from Notes Receivable                                                      83              --
                                                                                        -------         -------
   Net cash provided by investing activities                                                 69             111
                                                                                        -------         -------

                                                                                        -------         -------
Effective exchange rate on cash and cash equivalents                                         --              17
                                                                                        -------         -------

Net increase in cash and cash equivalents                                                   496             110

Cash and cash equivalents at beginning of period                                            215             104
                                                                                        -------         -------

Cash and cash equivalents at end of period                                              $   711         $   214
                                                                                        =======         =======

Supplemental cash flow information:
   Cash paid for interest                                                                    --              21
   Cash paid for taxes                                                                        3              --

The accompanying notes are an integral part of the consolidated financial statements.

      ITEX CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the three month period ended October 31, 2004 (unaudited) In thousands (except share and per share amounts)

      NOTE 1 - THE COMPANY

      ITEX Corporation ("ITEX" or the "Company") was incorporated in October 1985 in the State of Nevada. Through its independent licensed broker (ILB) and franchise network (together, the "Broker Network") in the United States and Canada, the Company operates a leading marketplace for cashless business transactions across North America for which it acts as third-party record-keeper.

      NOTE 2 - FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of October 31, 2004; the results of operations for the three month periods ended October 31, 2004 and 2003; and cash flows for the three month periods ended October 31, 2004 and 2003. The results of operations for the three month period ended October 31, 2004, is not necessarily indicative of the results for the entire fiscal year ending July 31, 2005.

      Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report filed on Form 10-KSB.

      NOTE  3 - CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

      The Company operates using four week billing and payroll cycles. The timing difference between the four-week operating cycles and the Company's quarterly reporting periods causes fluctuations in cash, accounts receivable and accounts payable to brokers.

      The autopay runs created from members who have allowed the Company to retain their credit card or checking account information primarily affect cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely the Company's cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, the Company's cash balance will be lower and accounts receivable higher. The last autopay run for the quarter ended October 31, 2004, was collected on October 29, 2004. As of October 31, 2004, the cash balance is $711 and the accounts receivable balance is $505. The Company increased its bad debt reserve on accounts receivable by $40 in the quarter ended October 31, 2004.

      Similarly, the timing of the payments, based on four-week cycles, will affect the balance in commissions payable to brokers. At October 31, 2004, ITEX shows $494 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final. The advance broker commission for any given cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle.

      NOTE 4 - CORPORATE OFFICE RECEIVABLES

      During fiscal 2004 the Company sold its five remaining corporate-owned offices to franchisees and an independent licensed broker. The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800. The aggregate total owed to the Company on October 31, 2004 is $1,766. Balances owed range from $13 to $613. Payoff dates for the loans are scheduled between 2005 and 2011.

Corporate Office Sales

   Sale               Balance at           Current           Long-Term
  Amount           October 31, 2004        Portion            Portion
-----------       ------------------       -------            -------
$     2,695       $            1,766       $   381            $ 1,385
===========       ==================       =======            =======

      In fiscal year 2002, the Company sold corporate-owned offices for a total of $415. The net book value of the offices sold was $112, (consisting of $8 in fixed assets and $104 in member lists). In fiscal year 2002 the Company recognized a gain of $303. In April 2004, a note receivable from 2002, valued at $84, went into default. In the third quarter of 2004, the Company took a $60 allowance against the note. In the fourth quarter 2004, the Company deemed the note to be uncollectible and wrote-off the remaining $24.

      The Company has assessed the collectibility of its remaining notes receivable and deems that the carrying value is not impaired.

      NOTE 5 - LITIGATION AND CLAIMS

      We are currently not party to any material proceedings. The Company is subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on the financial position or results of operations of the Company.

      NOTE 6 - DEFERED TAX ASSETS

      The Company had net operating losses of $19,756 at the beginning of quarter ended October 31, 2004 to offset future taxable income. Generally Accepted Accounting Principles allow the resulting tax savings to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

      In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is more likely than not the Company will realize the benefits of some of its net operating loss carryforwards creating future tax deductible amounts for fiscal 2005 and has recorded a $300 deferred tax asset on the balance sheet at October 31, 2004. Management is continuing to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005, and is in the process of developing a long-range budget and considering additional information to assess whether it is more likely than not that additional net operating loss carryforwards may result in realizable deferred tax assets.

      NOTE 7 - SUBSEQUENT EVENT

      On December 3, 2004, ITEX Corporation entered into a Revolving Credit Agreement to establish a $750,000 line of credit facility from U.S. Bank. The revolving loan facility provides for a floating interest rate at the prime rate established by U.S. Bank, currently 5.0%. The aggregate borrowings under the loan facility may not exceed 80% of ITEX accounts receivable and other eligible accounts. The obligations of ITEX under the Revolving Credit Agreement are secured by security interests in the accounts receivable and general intangibles of ITEX. The Revolving Credit Agreement requires ITEX, among other things, to maintain certain minimum levels of net working capital and tangible net worth and meet certain minimum financial ratios, so that any advances by the Bank are subject to the Bank's continuing satisfaction with our financial condition. The Revolving Credit Agreement has events of default and other provisions that are customary for a facility of this type, including material borrowings from any third party. This is a short-term debt facility, with a maturity date of November 30, 2005.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share amounts)

      ITEX is a leading marketplace for cashless business transactions across North America. ITEX processes over $170 million a year in transactions through our independent licensed broker (ILB) and franchise network (together, the "Broker Network") in the United States and Canada. At October 31, 2004, our Broker Network was comprised of more than sixty ILBs and franchises in the United States and Canada. Our revenues are derived from transactions processed between approximately 13,000 business members, which, collectively make up the ITEX Marketplace. We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by the members. We charge association fees for each of the 13 four-week accounting cycles per year and percentage-based transaction fees. We also receive fees paid in ITEX dollars, which we use to pay a portion of our own operating expenses. See "Account Policies and Estimates" below for a summary of our revenue recognition policies and how we account for our ITEX dollar activities.

      RESULTS OF OPERATIONS

Condensed Results

                                                           Three months ended
                                                               October 31,
                                                         ----------------------
                                                           2004           2003
                                                         -------        -------

Revenues                                                 $ 2,571        $ 2,787
Operating expenses                                         2,344          2,674
                                                         -------        -------
     Operating income                                        227            113

Other income (expense) - net                                  28            (12)
Gain on sale of corporate offices                             --          1,297
                                                         -------        -------

Income before income tax                                     255          1,398

Income tax benefit (expense)                                 300             --
                                                         -------        -------

     Net income                                          $   555        $ 1,398
                                                         =======        =======

Net income per common share
     Basic                                               $  0.03        $  0.08
                                                         =======        =======

     Diluted                                             $  0.03        $  0.08
                                                         =======        =======

      Net income for the quarter ended October 31, 2004 was $555, which was $843 lower than the corresponding quarter for the previous year. Net income for the quarter ended October 31, 2004 included a $300 income tax benefit from net operating loss carryforwards creating future tax deductible amounts for fiscal 2005. Net income in the quarter ended October 31, 2003 included the gain of $1,297 from the sale of three corporate-owned offices. Earnings per share were $0.03, compared to $0.08 for the comparable prior year quarter, of which $0.07 resulted from the sale of corporate-owned offices. Operational income was $227 in the first quarter of fiscal 2005, compared to $113 during the first quarter of the previous year.

      During the three months period ending October 31, 2004 we generated $427 in cash flow from our operating activities, compared to $(18) the prior year quarter, and $69 from our investing activities, compared to $111 the prior year quarter.

      Management believes the overall performance and financial condition of the Company depends on our ability to meet the challenge of expanding our Broker Network and membership base. We intend to do this by enhancing our payment processing technologies and product and service offerings, assisting our Broker Network to acquire local trade competitors, upgrading the underlying technology infrastructure of the Broker Network, minimizing the barriers of entry and simplifying transactions in the ITEX Marketplace. In September 2004, ITEX budgeted $250 for Broker Development in fiscal 2005 for the purpose of revenue growth through member acquisition programs and support of its independent licensed brokers and franchisees.

      Revenue, Costs and Expenses

      ITEX earned revenue for the three months period ended October 31, 2004 and 2003 of $2,571 and $2,787 respectively. Our revenues are down 8% for the three-month period ended October 31, 2004 compared to 2003. Management attributes the revenue decline in part to the nature of the industry, which currently appears to have stagnant growth, our own mature Broker Network, improved transaction and member processing controls and our decision to direct all transactional volume through our Broker Network. However, our revenues have increased slightly, by 2%, over the most recent quarter ended July 31, 2004. We are seeking to increase revenue by minimizing the barriers of entry, simplifying transactions and expanding the member base in the ITEX Marketplace.

      We incurred costs of revenue for the three months period ended October 31, 2004 and 2003 of $1,737 and $1,876 respectively. We did not generate revenue from new franchise sales during the quarter.

      Selling, General and Administrative Costs

      Selling, general and administrative costs include payroll, employee benefits, and other staffing related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, and other administrative fees. As expected from the sale of corporate-owned offices as well as our actions to reduce staff and limit our franchising efforts, our selling, general and administrative expenses are lower, reduced to $604 from $699 for the three months period ended October 31, 2004 and 2003, respectively. Franchise expenses for the current quarter were $3 compared to $42 for the prior year quarter.

      In September 2004, ITEX budgeted $250 for Broker Development in fiscal 2005 for the purpose of revenue growth through member acquisition programs and support of its independent licensed brokers and franchisees. The investment is to be used for upgrading and standardizing the brokers' technology infrastructure. The first phase of the investment program is a technology standardization commitment to provide each broker with new computers for their office and staff. Brokers earn computers by meeting specified goals or can purchase the computers through deductions from the commissions payable to them. At October 31, 2004, $46 of the Broker Development budget was spent on computers and software for the Broker Network.

      The Company invested $14 in hardware infrastructure and expended an additional $16 in internet applications consulting to update and strengthen its back-end accounting systems and computer hardware.

      Depreciation and Amortization

      We recognized depreciation and amortization expense for the three months periods ended October 31, 2004 and 2003 of $3 and $99, respectively. The difference primarily represents the sale of corporate-owned offices during fiscal 2004.

      Stock-Based Compensation

      At October 31, 2004 there were no common stock options outstanding. During the quarter ended October 31, 2004 there was no stock based compensation.

      Recoverability of Deferred Tax Assets

      The Company had net operating losses of $19,756 at the beginning of quarter ended October 31, 2004 to offset future taxable income. Generally Accepted Accounting Principles allow the resulting tax savings to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

      In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. At this time, management has concluded that it is more likely than not the Company will realize the benefits of some of its net operating loss carryforwards creating future tax deductible amounts for fiscal 2005 and has recorded a $300 deferred tax asset on the balance sheet at October 31, 2004. Management is continuing to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005, and is in the process of developing a long-range budget and considering additional information to assess whether it is more likely than not that additional net operating loss carryforwards may result in realizable deferred tax assets.

      FINANCIAL CONDITION

      Cash and cash equivalents increased by $496 for the three months period ended October 31, 2004. The change in cash and cash equivalents is as follows:

                                                              Three Months Ended
                                                              ------------------
(In thousands)                                                    October 31,
                                                              ------------------
                                                               2004       2003
                                                              --------  --------
Net cash provided (used in)
Operating activities ......................................    $ 427     $ (18)
Investing activities ......................................       69       111
Financing activities ......................................       --        --

Effective exchange rate on cash and cash equivalents ......       --        17
                                                               -----     -----

Increase (decrease) in cash and cash equivalents ..........    $ 496     $ 110
                                                               =====     =====

      Operating Activities

      During the three month period ended October 31, 2004, we funded our activities from cash provided by operations and from proceeds from sales of corporate-owned offices. Cash provided by operations and investing activities totaled $496, compared to $93 the prior year quarter. At October 31, 2004, we had $711 in cash and cash equivalents.

      We operate using four-week billing and payroll cycles. The timing difference between the four-week cycles and our reporting periods causes fluctuations in cash, accounts receivable and broker commissions. The timing of autopay runs created from members who have allowed us to retain their credit card or checking account information primarily affect our cash and accounts receivable. If an autopay run falls near the end of a reporting period, it is likely our cash balance will be higher and accounts receivable lower. Likewise, if the autopay run falls subsequent to the reporting period, our cash balance will be lower and accounts receivable higher. During the current quarter, the last autopay run was collected on October 29, 2004.

      The timing of the payment of our broker commissions also directly affects both our reported cash position and our reported liabilities to our Broker Network. At October 31, 2004, $494 of our current liabilities consisted of commissions payable to brokers, compared to $1,205 for the prior year quarter. The broker commissions are currently paid in two payments, advance and final. The advance broker commission for any given four-week cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle. Management accelerated the payment of broker commissions starting in May 2004, reducing the holding time of Brokers final commissions from five weeks to three weeks.

            Investing Activities

      For the three month period ended October 31, 2004, we reported net cash provided by investing activities of $69. This cash resulted from proceeds received from principal payments on the notes incurred to finance the corporate-owned office sales of $83. During the current quarter, the Company invested $14 in property and equipment. During the comparable 2003 quarter, we reported net cash from our investing activities of $111 from notes receivable payments for prior corporate-owned office sales.

      Financing Activities

      At October 31, 2004, our working capital was $1,377, compared to $734 at July 31, 2004. We recently secured a $750 line of credit with our primary banking institution. The line of credit will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make future expenditures related to the growth and expansion of our business model. As part of our contemplated acquisition activities we may finance a portion of the acquisition cost. We believe that our financial condition is stable and that our cash balances, other liquid assets, and operating cash flows provide adequate resources to fund ongoing operating requirements.

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

      Revenue Recognition

      We recognize revenue from various cash fees charged in managing the ITEX Marketplace when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

      We charge members of the ITEX Marketplace an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) and ten ITEX dollars each cycle (one hundred and thirty ITEX dollars annually) in accordance with its ITEX member agreements. The ITEX dollars are not reflected in the accompanying financial statements.

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

      As described below under accounting for ITEX dollar activity, we do not record revenues for ITEX dollars received in transactions with ITEX members.

      Accounting for ITEX Dollar Activity

      We receive ITEX dollars every cycle from members for Association fees and for certain transactions of goods or services between ITEX and our members. We also expend ITEX dollars in the acquisition of goods or services used in our operations. The Company spends ITEX dollars for broker commissions, co-op advertising, Broker Network sales incentives and other corporate expenses. The Company has historically spent more ITEX dollars than it has earned.

      During the first three months of fiscal 2005, we earned 1,145 ITEX dollars and spent 956 ITEX dollars. Neither the revenue nor expenses of ITEX dollars are reflected in the accompanying financial statements.

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

We have a limited history of sustained profits and our future revenue growth and profitability remains uncertain.

      We are working toward a goal of sustained profitability and had profitable operations during fiscal 2004 and during the first quarter of fiscal 2005. A significant portion of our income last fiscal year was derived from the sale of corporate-owned offices. However, our core business had negative growth for fiscal 2004, decreasing 3% from the prior fiscal year. The current quarter continues that trend. Revenues for the quarter ended October 31, 2004 decreased 8% from the prior year period. However our revenues increased 2% over the most recent quarter ended July 31, 2004. We intend to seek revenue growth in fiscal 2005, by minimizing the barriers of entry and simplifying transactions in the ITEX Marketplace and by acquiring or assisting our Broker Network to acquire certain local competitors. As part of our acquisition activities, we may finance a portion of the acquisition cost. However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for this endeavor will be available. Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

      Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities. We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also intend to seek to acquire certain local competitors. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our ILB and Franchisee network.

      Our success depends on our ability to expand, retain and enhance our ILB and franchisees ("Broker Network"). We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. ILBs and franchisees have a contractual relationship with the Company, typically for a renewable five-year term. There can be no assurance that our ILBs and franchisees will continue to participate in the ITEX

Marketplace, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our ILBs and franchisees to expand the number of members and the volume of transactions through the ITEX Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected. If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our brokers and franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

      We transact business in Canadian dollars as well as US dollars. During the quarter ended October 31, 2004, approximately 11% of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Our stock trades on the OTC Bulletin Board. Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the fiscal year ended July 31, 2004, the bid prices of our common stock on the OTC Bulletin Board ranged from $0.10 to $0.30 per share and the sale price of our common stock closed at $0.26 per share on October 29, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in accounting principles, sales of our common stock by existing stockholders, the loss of any key personnel, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

      ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits listing:

Exhibit
Number      Description

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b)    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended October 31, 2004. Subsequent to the quarter, the following report on Form 8-K was filed:

      Date of the Report           Item Reported
      ------------------           -------------

      December 6, 2004             Establishment of line of credit facility

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ITEX CORPORATION
                                                (Registrant)

Date: December 8, 2004                      By: /s/ Steven White
                                                -------------------------------
                                                Steven White
                                                Chief Executive Officer
                                                Interim Chief Financial Officer