Form 10QSB
period 2005-01-31
ITEX CORP
filed 2005-03-03
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________to ___________________

Commission File Number 0-18275

ITEX CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	93-0922994

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3625 132nd Ave SE Suite 200 Bellevue, WA 98006-1323

(Address of principal executive offices)

(425) 463-4000

(Issuer’s telephone number including area code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          As of January 31, 2005, the Company had 18,587,562 shares of common stock outstanding.

          Transitional Small Business disclosure Format (check one): Yes   ☐  No   ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended January 31, 2005

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31, 2005	July 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$895	$215
Accounts receivable, net of allowance of $140 and $100	390	721
Loan receivable	12	—
Receivable - corporate offices sales	383	378
Prepaids and other current assets	252	116
Deferred tax asset	300	—

Total current assets	2,233	1,430
Property and equipment, net of accumulated depreciation of $10 and $3	41	29
Loan receivable	13	—
Receivable - corporate office sales, less current portion and less discount	1,321	1,464

Total assets	3,609	2,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	50	105
Accounts payable to independent licensed brokers and franchises	352	444
Accrued payroll and taxes	84	99
Other current liabilities	33	48

Total current liabilities	520	696
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,588 and 18,583 shares issued and outstanding, respectvely	186	186
Additional paid-in capital	29,406	29,377
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(26,493)	(27,326)

Total stockholders’ equity	3,089	2,227
Total liabilities and stockholders’ equity	$3,609	$2,923

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JANUARY 31, 2005 AND 2004
(In thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2005	2004	2005	2004

	(unaudited)		(unaudited)
Revenue:
ITEX Marketplace Revenue	$2,703	$2,708	$5,274	$5,495

	2,703	2,708	5,274	5,495

Costs and expenses:
Cost of ITEX Marketplace Revenue	1,797	1,879	3,534	3,756
Selling, general and administrative	669	542	1,273	1,241
Depreciation and amortization	3	60	7	160

	2,469	2,481	4,814	5,157
Net Income (loss) from operations	234	227	460	338
Other income (expense):
Other interest income (expense)	45	24	73	12
Loss on disposal of equipment	—	(72)	—	(72)
Gain on sale of corporate offices	—	326	—	1,623

	45	278	73	1,563
Income before income taxes	279	505	533	1,901
Income taxes benefit (expense)	—	—	300	—

Net income (loss)	$279	$505	$833	$1,901

Net income per common share:
Basic	$0.02	$0.03	$0.04	$0.10
Diluted	$0.02	$0.03	$0.04	$0.10
Average common and equivalent shares:
Basic	18,542	18,170	18,566	18,170
Diluted	18,542	18,170	18,566	18,170

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	1/31/2005	1/31/2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$833	$1,901
Items to reconcile to net cash provided by (used in) operations:
Gain on sale of corporate-owned offices	—	(1,623)
Recognition of imputed interest from corporate office receivables	(15)	(7)
Depreciation and amortization	7	141
Loss on disposal of equipment	—	72
Stock based compensation	54	—
Change in allowance for uncollectible receivables	40	—
Changes in operating assets and liabilities:
Accounts receivable	291	(277)
Deferred tax asset	(300)	—
Prepaids and other assets	(136)	104
Accounts payable, accrued payroll, and other current liabilities	(84)	(287)
Accounts payable to independent licensed brokers and franchises	(92)	142
Deferred revenue	—	(111)

Net cash provided by (used in) operating activities	598	55

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19)	—
Loans to brokers	(26)	—
Payments received from Notes Receivable	152	148
Proceeds from sales of corporate-owned offices	—	150

Net cash provided by investing activities	107	298

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on third party indebtedness	—	(324)
Reacquired Shares from Nonaffiliated Party	(25)	—

Net cash provided (used) by financing activities	(25)	(324)

Effective exchange rate on cash and cash equivalents Foreign currency translation	—	15

Effective exchange rate on cash and cash equivalents	—	15

Net increase in cash and cash equivalents	680	44
Cash and cash equivalents at beginning of period	215	104

Cash and cash equivalents at end of period	$895	$148

Supplemental cash flow information:
Cash paid for interest	—	25
Cash paid for taxes	3	—

Non-cash financing activity

The Company issued 120 shares to its Board of Directors for the current board term. See Note 7.

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2005 (unaudited)
In thousands (except share and per share amounts)

          NOTE 1 – THE COMPANY

          ITEX Corporation (“ITEX” or the “Company”) was incorporated in October 1985 in the State of Nevada.  Through our independent licensed broker (ILB) and franchise network (together, the “Broker Network” or “brokers”) in the United States and Canada, we operate a leading marketplace for cashless business transactions across North America for which we act as third-party record-keeper.

          NOTE 2 – FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements have been prepared from our records without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of January 31, 2005; the results of operations (which consists of normal reoccurring items) for the three and six month periods ended January 31, 2005 and 2004; and cash flows for the six month periods ended January 31, 2005 and 2004.  The results of operations for the three and six month periods ended January 31, 2005, is not necessarily indicative of the results for the entire fiscal year ending July 31, 2005.

          Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 annual report filed on Form 10-KSB.

          NOTE 3 – CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

          We operate using four week billing and payroll cycles.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes fluctuations in cash, accounts receivable and accounts payable to brokers.  For example, if an autopay deposit falls near the end of a quarterly reporting period, it is likely our cash balance will be higher and our accounts receivable lower.  The last autopay deposit for the quarter ended January 31, 2005, was collected on January 31, 2005.  As of January 31, 2005, the cash balance was $895 and the accounts receivable balance $390.  We’ve maintained our bad debt reserve on accounts receivable at $140 in the quarter ended January 31, 2005.

          Similarly, the timing of our payments, based on four-week cycles, will affect the balance in commissions payable to brokers.  At January 31, 2005, there was $352 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final.  The advance broker commission for any given cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle.

          NOTE 4 – CORPORATE OFFICE RECEIVABLES

          During fiscal 2004 we sold our five remaining corporate-owned offices to franchisees and an independent licensed broker.  The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800.  The aggregate total owed to the Company on January 31, 2005 was $1,704.  Balances owed range from $8 to $575. Payoff dates for the loans are scheduled between 2005 and 2011.

Sale Amount	Balance at January 31, 2005	Current Portion	Long-Term Portion

$ 2,695	$ 1,704	$ 383	$ 1,321

The activity for the six months ended January 31, 2005 was as follow:

Balance at July 31, 2004	$1,842
Accretion of discount	14
Payments received	(152)

Balance at January 31, 2005	$1,704

          We have assessed the collectibility of our remaining notes receivable and deemed that the carrying value is not impaired.

          NOTE 5 - LITIGATION AND CLAIMS

          We are currently not party to any material proceedings. We are subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on our financial position or results of operations.

          NOTE 6 – DEFERED TAX ASSETS

          We had net operating losses of $19,765 at the beginning of the quarter ended January 31, 2005 to offset future taxable income.  Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

          In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.  Management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for fiscal 2005, and recorded a $300 deferred tax asset on the balance sheet during the first quarter of fiscal 2005.

Management is continuing to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005, and is in the process of developing a long-range budget and considering additional information to assess whether it is more likely than not that additional net operating loss carryforwards may result in realizable deferred tax assets. Management expects that its assessment will result in additional deferred tax assets being booked in the coming fiscal quarters.

          NOTE 7 – CHANGES TO EQUITY

          On January 10, 2005, 40,000 shares of vested stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The total expense of $82, includes the aggregate total of 120,000 shares valued at $0.45 per share plus the tax burden on the share grant.  We expensed $7 for equity-based compensation in the current quarter and will amortize $7 per month over twelve months.  The stock grants were valued at the fair market value on the day of grant and are reflected as a selling, general and administrative expense.  On December 7, 2004, we repurchased and cancelled 115,000 shares at $.22 per share for $25. The $25 reduced common stock by $1 and additional paid-in capital by $24 on the balance sheet.

          ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts)

Overview

          ITEX is a leading marketplace for cashless business transactions across North America. We process over $170 million a year in transactions through our independent licensed broker (ILB) and franchise network (together, the “Broker Network” or “brokers”) in the United States and Canada.  At January 31, 2005, our Broker Network was comprised of more than sixty ILBs and franchises.  Our revenues are derived from transactions processed between approximately 13,000 business members, which, collectively make up the ITEX Marketplace.  We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by the members.  We charge association fees for each of the 13 four-week accounting cycles per year and percentage-based transaction fees.  See “Account Policies and Estimates” below for a summary of our revenue recognition policies and how we account for our ITEX dollar activities.

          During the quarter ended January 31, 2005, we reported revenue of $2.7 million, virtually the same as the prior-year level.  Net income for the quarter ended January 31, 2005 was $279, compared to $505 for the corresponding quarter for the previous year.  Net income in the quarter ended January 31, 2004 included the gain of $326 from the sale of a corporate-owned office.  We are seeking to increase our revenues by minimizing the barriers of entry to the ITEX Marketplace, increasing our Internet applications, simplifying transactions and expanding our member base.

          Our financial position continues to improve.  Cash provided from operating activities for the six-month period ended January 31, 2005 was $598 compared to $55 for the corresponding period in the prior year.  At January 31, 2005, we held $895 in cash and cash equivalents, compared to $215 the previous year, and our working capital was $1.687 million.  Our working capital was affected by the recognition of a $300 deferred tax asset in the first quarter of fiscal 2005.  See below, Recoverability of Deferred Tax Assets.

          Liabilities were reduced to $520 from $1,821 as of January 31, 2004, reflecting improved efficiencies and divestiture of nonessential services. We have no long-term debt. During the quarter, we entered into a revolving credit agreement to establish a $750 line of credit facility from our primary banking institution.

          During the quarter ended January 31, 2005, consistent with our mission to invest in and support our Broker Network, we expended $84 for internet application improvements and $40 for computers, travel incentives, broker office visits and general assistance, compared to $46 the previous quarter.  There were no comparable expenditures during the same period in the previous fiscal year.  The Company also loaned $26 to brokers as Loans Receivable, of which $23 was used to help acquire another broker office.

          Franchise expenses for the current quarter were $16 compared to $7 for the prior year quarter. We have renewed its UFOC (Uniform Franchise Offering Circular) filings.

Earnings

Condensed Results- (In thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenue	$2,703	$2,708	$5,274	$5,495
Operating Expenses	2,469	2,481	4,814	5,157

Operating Income	234	227	460	338
Other income (expenses) - net	45	(48)	73	(60)
Gain on sale of corporate offices	—	326	—	1,623

Income before income tax	279	505	533	1,901
Income tax benefit (expense)	—	—	300	—

Net income	$279	$505	$833	$1,901

Net income per common share:
Basic	$0.02	$0.03	$0.04	$0.10
Diluted	$0.02	$0.03	$0.04	$0.10
Average common and equivalent shares:
Basic	18,542	18,170	18,566	18,170
Diluted	18,542	18,170	18,566	18,170

          Net income for the quarter ended January 31, 2005 was $279, compared to $505 for the corresponding quarter for the previous year.  Net income in the quarter ended January 31, 2004 included the gain of $326 from the sale of a corporate-owned office.  Earnings per share were $0.02, compared to $0.03 for the comparable prior year quarter.  Operational income was $234 in the second quarter of fiscal 2005, compared to $227 during the second quarter of the previous year.

          In order to improve our performance and financial condition, management is seeking to expand our Broker Network and membership base.  We intend to do this by enhancing our payment processing technologies and product and service offerings, assisting our Broker Network to acquire local competitors, upgrading the underlying technology infrastructure of the Broker Network, minimizing the barriers of entry for new members of the ITEX Marketplace and simplifying transactions with our Internet applications.  We have budgeted $250 for broker development in fiscal 2005 for the purpose of revenue growth through member acquisition programs and support of our independent licensed brokers and franchisees. See below, Expenses.

          Recoverability of Deferred Tax Assets

          We had net operating losses of $19,765 at the beginning of the quarter ended January 31, 2005 to offset future taxable income.  Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes it is more likely than not that the Company will generate future taxable income.

          In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.  Management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for fiscal 2005 and recorded a $300 deferred tax asset on the balance sheet in the first quarter of fiscal 2005.

          Management is continuing to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005, and is in the process of developing a long-range budget and considering additional information to assess whether it is more likely than not that additional net operating loss carryforwards may result in realizable deferred tax assets. Management expects that its assessment will result in additional deferred tax assets being booked in the coming fiscal quarters.

Expenses

          Selling, general and administrative costs include payroll, employee benefits, and other staffing related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, and other administrative fees.  Our selling, general and administrative expenses are higher, up to $669 from $542 for the three month periods ended January 31, 2005 and 2004, respectively and for the six month periods ending January 31, 2005 and 2004, $1,274 and $1241 respectively.  The increase in SG&A in the three month period ending January 31, 2005 is due largely to development costs related to our Internet application improvements and broker development expenditures which totaled $124.  Franchise expenses for the current quarter were $16 compared to $7 for the prior year quarter.

          We have budgeted $250 for broker development in fiscal 2005 for the purpose of revenue growth through member acquisition programs and support of our independent licensed brokers and franchisees.  The investment is to be used for upgrading and standardizing the brokers’ technology infrastructure.  The first phase of the investment program was a technology standardization commitment to provide each broker with new computers for their office and staff.  The second phase involved Internet application improvements to our web site.  At January 31, 2005, $176 of the broker development budget was expended; $84 for internet application improvements and $86 for computers, travel incentives, broker office visits and general assistance.

          We recognized depreciation and amortization expense for the three month periods ended January 31, 2005 and 2004 of $3 and $60, respectively and for the six month periods ending January 31, 2005 and 2004, $7, and $160 respectively.  The difference primarily represents the sale of corporate-owned offices during fiscal 2004.

          On January 10, 2005, 40,000 shares of vested stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The total expense of $82, includes the aggregate total of 120,000 shares valued at $0.45 per share plus the tax burden on the share grant.  We expensed $7 for equity-based compensation in the current quarter and will amortize $7 per month over twelve months.  The stock grants were valued at the fair market value on the day of grant and are reflected as a selling, general and administrative expense.  On December 7, 2004, we repurchased and cancelled 115,000 shares at $.22 per share for $25. The $25 reduced common stock by $1 and additional paid-in capital by $24 on the balance sheet.

Financial Position

          Cash and cash equivalents increased by $680 for the six-month period ended January 31, 2005, compared to $44 for the corresponding period in the prior year.  The change in cash and cash equivalents is as follows:

	Six Months Ended January 31,

(In thousands)	2005	2004

Net cash provided (used in)
Operating activities	$598	$55
Investing activities	107	298
Financing activities	(25)	(324)
Effective exchange rate on cash and cash equivalents	—	15

Increase (decrease) in cash and cash equivalents	$680	$44

          At January 31, 2005, we held $895 in cash and cash equivalents, compared to $215 the previous year.  Cash provided from operating activities during the six-month period was $598, compared to $55 for the corresponding period in the prior year. Our working capital was $1.687 million at January 31, 2005, compared to $734 at January 31, 2004.  Our working capital was affected by the recognition of the $300 deferred tax asset discussed above.

          During the six month period ended January 31, 2005, we funded our activities from cash provided by operations and from payments on notes receivable.  Cash and cash equivalents and the conversion of other working-capital items are expected to fund near-term operations.

          For the six-month period ended January 31, 2005, we reported net cash provided by investing activities of $107.  This cash resulted primarily from proceeds of $152 received from principal payments on the notes incurred to finance the corporate-owned office sales.  During the comparable 2004 quarters, we reported net cash from our investing activities of $298, which included $148 from notes receivable payments for prior corporate-owned office sales and $150 in sale proceeds.  During the six-month period ended January 31, 2005, we invested $19 in property and equipment.

          As discussed above, we operate using four-week billing and payroll cycles.  See Note 3 to Financial Statements.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes fluctuations in cash, accounts receivable and accounts payable to brokers.  During the current quarter, the last autopay deposit was collected on January 31, 2005

          The timing of the payment of our broker commissions also directly affects both our reported cash position and our reported liabilities to our Broker Network.  At January 31, 2005, $352 of our current liabilities consisted of commissions payable to brokers, compared to $444 at July 31, 2004.  The broker commissions are paid in two payments, advance and final.  The advance broker commission for any given four-week cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle.  We accelerated the payment of broker commissions starting in May 2004, reducing the holding time of brokers final commissions from five weeks to three weeks.

          During the quarter ended January 31, 2005, we purchased and cancelled 115,000 shares for $25 in a private transaction with a nonaffiliate.  We do not have a share repurchase program in place to purchase common stock in the open market.

          We do not have any long-term debt or short-term borrowings.  During the quarter, we entered into a revolving credit agreement to establish a $750 line of credit facility from our primary banking institution.  The revolving loan facility provides for a floating interest rate at the prime rate established by our bank.  The aggregate borrowings under the loan facility may not exceed 80% of our accounts receivable and other eligible accounts.  Our obligations under the revolving credit agreement are secured by security interests in our accounts receivable and general intangibles.  The revolving credit agreement requires us, among other things, to maintain certain minimum levels of net working capital and tangible net worth and meet certain minimum financial ratios, so that any advances by our bank are subject to the bank’s continuing satisfaction with our financial condition.  The revolving credit agreement has events of default and other provisions that are customary for a facility of this type, including material borrowings from any third party.  This is a short-term debt facility, with a maturity date of November 30, 2005.  The line of credit will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make future expenditures related to the growth and expansion of our business model.

          As part of our contemplated expansion activities we may seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and may finance a portion of the acquisition cost.  If needed, we would explore a number of options to secure alternative financing for our acquisition activity including utilizing long-term debt or short-term borrowings.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and operating cash flows provide adequate resources to fund ongoing operating requirements.

Critical Accounting Policies and Estimates

          We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of financial statements in conformity with GAAP requires the use of a number of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may vary from these estimates.

          We have identified the policies below as critical to our business operations and to the understanding of our results of operations.  For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our fiscal 2004 annual report on Form 10-KSB.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

          We also receive cash transaction fees based on the value of the transaction, from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the period.

          As described below under accounting for ITEX dollar activity, we do not record revenues for ITEX dollars received in transactions with ITEX members.

          Accounting for ITEX Dollar Activity

          We receive ITEX dollars every cycle from members for Association fees and for certain transactions of goods or services between ITEX and our members.  We also expend ITEX dollars in the acquisition of goods or services used in our operations.  We spend ITEX dollars for broker commissions, co-op advertising, Broker Network sales incentives and other corporate expenses.  We have historically spent more ITEX dollars than we have earned.

          During the first six months of fiscal 2005, we earned 2,060 ITEX dollars and spent 2,012 ITEX dollars.  Neither the revenue nor expenses of ITEX dollars are reflected in the accompanying financial statements.

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

          Valuation of Notes Receivable

          We determine a present value of our notes receivable using a risk-adjusted discount rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  If material, the difference between the carrying value and the present value is recorded as a loan discount and is recognized as interest over the life of the loan.  As well, we periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results.

•	Change in management of the franchisee or independent licensed broker responsible for the note.

          We look primarily to the undiscounted future cash flows in our assessment of whether or not the notes receivable risk being uncollectible or unrecoverable.

          FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control.  We cannot assure you that our expectations will necessarily come to pass.  Actual results could differ materially because of issues and uncertainties such as those listed below, in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.  These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have a limited history of sustained profits and our future revenue growth and profitability remains uncertain.

          We are working toward a goal of sustained profitability and had profitable operations during fiscal 2004 and during the first six months of fiscal 2005.  A significant portion of our income last fiscal year was derived from the sale of corporate-owned offices.  However, our core business had negative growth for fiscal 2004, decreasing 3% from the prior fiscal year. The first six months of fiscal 2005 continues that trend.  Revenue for the six-months ended January 31, 2005 was 4% less than the prior year period.  We intend to seek revenue growth in fiscal 2005 by minimizing the barriers of entry and simplifying transactions in the ITEX Marketplace and by acquiring or assisting our Broker Network to acquire certain local competitors.  As part of our acquisition activities, we may finance a portion of the acquisition cost.  However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for this endeavor will be available.  Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

          Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations.   Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and Interim CFO Steven White.  Management places heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with our current executive officers, including Mr. White.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional technical, managerial, marketing and support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

          Our success depends on our ability to expand, retain and enhance our ILB and franchisees (“Broker Network”).  We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees.  ILBs and franchisees have a contractual relationship with the Company, typically for a renewable five-year term.  There can be no assurance that our ILBs and franchisees will continue to participate in the ITEX Marketplace, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our ILBs and franchisees to expand the number of members and the volume of transactions through the ITEX Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our brokers and franchisees are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  During the quarter ended January 31, 2005, approximately 13% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

If we fail to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, our current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

          Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2006, we will be required to furnish annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments.  We are in the process of bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required to satisfy the requirements of Section 404. During the course of our testing we may identify deficiencies, which we may not be able to remediate by July 31, 2006.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information and have a material adverse effect on our stock price.

          Effective internal controls are necessary for us to provide reliable financial reports and help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.  While we feel that our key controls are currently effective, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  For example, during our fiscal 2004 audit, our external auditors brought to our attention several areas for our consideration, which they believed merited consideration with respect to strengthening internal controls, and during the review of the current quarter they raised the weakness described below in Item 3, “Controls and Procedures.”   We are continuing to work to improve and to strengthen our internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  We cannot assure you as to management’s, or our independent auditor’s, conclusions at July 31, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404.  The existence of the above factors and circumstances create a risk that we, or our independent auditors, will not be able to conclude at July 31, 2006 that our internal controls over financial reporting are effective as required by Section 404.

          ITEM 3.  CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. While we have identified a particular internal control material weakness which is discussed below, our evaluation indicated that this did not impair the effectiveness of our overall disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          Our management and Audit Committee were notified by our outside auditors of certain matters they observed during the audit of our July 31, 2004 financial statements which they believed merited consideration with respect to strengthening internal controls.  We are in the process of undertaking an effort to review and, as necessary, correct weaknesses and revise our policies and procedures with respect to our accounting to ensure that all reasonable steps have been taken to address and strengthen these identified matters.  In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended July 31, 2006.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that any deficiencies identified may not be material weaknesses that we would be required to report.

          In connection with the quarterly review of our financial statements for the quarter ended January 31, 2005, our independent public accountants determined that we had unintentionally misapplied an accounting principle related to recording expenses for stock-based compensation.  Specifically, compensation expenses for a director were recognized during the quarter rather than being amortized over the term of service.  As a result of this discovery, we corrected the accounting treatment of compensation expenses during the relevant quarter.  We have concluded that the misapplication of this accounting principle was a material weakness because, among other things, the error, if undetected, would have materially reduced our earnings per share calculation. Our management is working with our Audit Committee to identify and implement corrective actions where required to improve the effectiveness of our internal controls, including the enhancement of our systems and procedures.  Specifically, we are implementing the following measures:

•	reviewing financial controls and procedures for recording expenses;

•	additional training of our accounting staff on complex accounting matters, including recording of expenses;

•	modifying controls and procedures to ensure appropriate accounting treatment of the accounting for stock-based compensation.

          Other than the changes noted above, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY  SECURITIES

Recent Sales of Unregistered Securities

          (1) On January 10, 2005, 40,000 shares of vested stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The aggregate total of 120,000 shares was valued at $0.45 per share.  The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment.  Appropriate legends were affixed to the certificates issued in the transactions.  The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

          The following table provides information about purchases by the Company during the quarter ended January 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

11/01/04 - 11/30/04	—	$0.00	—	—
12/04/04 - 12/31/04	115,000	$0.22	—	—
01/01/05 - 01/31/05	—	$0.00	—	—

(1) We purchased 115,000 shares of our common stock in a privately negotiated repurchase of vested stock from a nonaffiliate.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of our stockholders was held on January 10, 2005 in Bellevue, Washington.  Our common stock was the only class of securities entitled to vote at the Annual Meeting.  Only shareholders of record at the close of business on February November 15, 2004 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting.  As of the Record Date, there were 18,582,565 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon.  There were 16,310,695 shares represented at the Annual Meeting in person or by proxy, representing 88 percent of the total number of shares outstanding.  Only one proposal was submitted for a vote by the stockholders as summarized below.

PROPOSAL # 1 - Election of directors.

          The following directors were elected to serve on the ITEX Board of Directors for a one-year term.  No other director’s term of office continued after the meeting.

Directors	Positions and Offices Held Withinthe Company	Vote of the Stockholders

		For	Withheld

Steven White	CEO, Interim CFO President, Director	16,278,152	31,360
Eric Best	Director	16,258,602	51,180
John Wade	Director, Secretary, Treasurer	16,257,802	51,980

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)          Exhibits listing:

Exhibit Number	Description

10.1	Revolving Credit Agreement, Note, and Business Security Agreement with U.S. Bank
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)           Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended January 31, 2005:

Date of the Report	Item Reported

December 6, 2004	Establishment of line of credit facility

January 31, 2005	Discretionary bonus for the Chief Executive Officer

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 3, 2005	By:	/s/ STEVEN WHITE

Steven White Chief Executive Officer Interim Chief Financial Officer