Form 10QSB
period 2005-04-30
ITEX CORP
filed 2005-06-09
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

          As of April 30, 2005, the Company had 18,587,562 shares of common stock outstanding.

Transitional Small Business disclosure Format (check one):	Yes ☐ No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended April 30, 2005

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30, 2005	July 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,268	$215
Accounts receivable, net of allowance of $100 and $100	432	721
Other current asset	11	—
Receivable - corporate offices sales	381	378
Prepaids and other current assets	198	116
Deferred tax asset	300	—

Total current assets	2,590	1,430
Property and equipment, net of accumulated depreciation of $10 and $3	48	29
Deferred tax asset (LT)	1,960	—
Other long-term asset	11	—
Receivable - corporate office sales, less current portion and less discount	1,272	1,464

Total assets	5,881	2,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	61	105
Accounts payable to independent licensed brokers and franchises	450	444
Accrued payroll and taxes	86	99
Other current liabilities	63	48

Total current liabilities	660	696
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,588 and 18,583 shares issued and outstanding, respectvely	186	186
Additional paid-in capital	29,406	29,377
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(24,361)	(27,326)

Total stockholders’ equity	5,221	2,227
Total liabilities and stockholders’ equity	$5,881	$2,923

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED
APRIL 30, 2005 AND 2004
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2005	2004	2005	2004

	(unaudited)		(unaudited)
Revenue:
ITEX Marketplace Revenue	$2,387	$2,275	$7,661	$7,770

	2,387	2,275	7,661	7,770

Costs and expenses:
Cost of ITEX Marketplace Revenue	1,720	1,419	5,254	5,174
Selling, general and administrative	516	491	1,790	1,497
Cost of regulatory and litigation matters	—	(101)	—	155
Proxy costs	—	13	—	13
Depreciation and amortization	3	2	10	141

	2,239	1,824	7,054	6,980
Income from operations	148	451	607	790
Other income (expense):
Other interest income	24	26	98	37
Loss on disposal of equipment	—	—	—	(72)
Gain on sale of corporate offices	—	30	—	1,654

	24	56	98	1,619
Income before income taxes	172	507	705	2,409
Income tax benefit	1,960	—	2,260	—

Net income	$2,132	$507	$2,965	$2,409

Net income per common share:
Basic	$0.11	$0.03	$0.16	$0.13
Diluted	$0.11	$0.03	$0.16	$0.13
Average common and equivalent shares:
Basic	18,588	18,202	18,571	18,194
Diluted	18,588	18,202	18,571	18,194

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	4/30/2005	4/30/2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,965	$2,409
Items to reconcile to net cash provided by (used in) operations:
Gain on sale of corporate-owned offices	—	(1,654)
Recognition of imputed interest from corporate office receivables	(23)	(14)
Depreciation and amortization	7	141
Loss on disposal of equipment	—	72
Stock based compensation	54	52
Change in allowance for uncollectible receivables	40	(40)
Changes in operating assets and liabilities:
Accounts receivable	249	166
Deferred tax asset	(2,260)	—
Prepaids and other assets	(82)	(35)
Accounts payable, accrued payroll, and other current liabilities	(43)	(596)
Accounts payable to independent licensed brokers and franchises	7	(69)
Deferred revenue	—	(120)

Net cash provided by (used in) operating activities	914	312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26)	(16)
Loans to brokers	(22)	—
Payments received from Notes Receivable	212	278
Proceeds from sales of corporate-owned offices	—	150

Net cash provided by investing activities	164	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on third party indebtedness	—	(324)
Reacquired Shares from Nonaffiliated Party	(25)	—

Net cash provided (used) by financing activities	(25)	(324)

Effective exchange rate on cash and cash equivalents
Foreign currency translation	—	(14)

Effective exchange rate on cash and cash equivalents	—	(14)

Net increase in cash and cash equivalents	1,053	386
Cash and cash equivalents at beginning of period	215	104

Cash and cash equivalents at end of period	$1,268	$490

Supplemental cash flow information:
Cash paid for interest	—	20
Cash paid for taxes	28	—
Non-cash financing activity

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2005 (unaudited)
In thousands (except share and per share amounts)

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

          NOTE 2 – FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements have been prepared from our records without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of April 30, 2005; the results of operations (which consists of normal reoccurring items) for the three and nine month periods ended April 30, 2005 and 2004; and cash flows for the nine month periods ended April 30, 2005 and 2004.  The results of operations for the three and nine month periods ended April 30, 2005, is not necessarily indicative of the results for the entire fiscal year ending July 31, 2005.

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

NOTE 3 – CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

          We operate using four week billing and payroll cycles.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes fluctuations in cash, accounts receivable and accounts payable to brokers.  For example, if an autopay deposit falls near the end of a quarterly reporting period, it is likely our cash balance will be higher and our accounts receivable lower.  The last autopay deposit for the quarter ended April 30, 2005, was collected on April 26, 2005.  As of April 30, 2005, the cash balance was $1,268 and the accounts receivable balance $432.  We reduced our bad debt reserve on accounts receivable from $140 to $100 in the quarter ended April 30, 2005.

          Similarly, the timing of our payments, based on four-week cycles, will affect the balance in commissions payable to brokers.  At April 30, 2005, there were $450 in commissions payable to brokers. The broker commissions are paid in two payments, advance and final.  The advance broker commission for any given cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle.

          NOTE 4 – CORPORATE OFFICE RECEIVABLES

          During fiscal 2004 we sold our five remaining corporate-owned offices to franchisees and an independent licensed broker.  The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800.  The aggregate total owed to the Company on April 30, 2005 was $1,653.  Balances owed range from $6 to $550. Payoff dates for the loans are scheduled between 2005 and 2011.

Sale Amount	Balance at April 30, 2005	Current Portion	Long-Term Portion

$2,695	$1,653	$381	$1,272

The activity for the nine months ended April 30, 2005 was as follow:

Balance at July 31, 2004	$1,842
Accretion of discount	23
Payments received	(212)

Balance at April 30, 2005	$1,653

          We have assessed the collectibility of our remaining notes receivable and deemed that the carrying value is not impaired.

          NOTE 5 - LITIGATION AND CLAIMS

          During March 2005, ITEX was served and became party to a legal proceeding commenced in Australia in November 5, 2004, as amended January 18, 2005, initiated by certain persons who during 1998 and 1999 were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, ITEX became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs seek damages from ITEX and the named individuals for deceptive and misleading conduct, or alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. have requested damages in the amount of AUD$2,493,030 (approximately USD$1.9 million).  Plaintiff Garrity has requested damages in the amount of NZ$455,000 (approximately USD$325,000).  Plaintiffs allege they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with the knowledge and consent of ITEX.  Management believes these claims are wholly without merit and intends to defend ITEX vigorously in the matter.

          We are currently not party to any other material proceedings. We may be subject from time to time to claims and litigation incurred in the ordinary course of business, which management believes will not have a material effect on our financial position or results of operations.

          NOTE 6 – DEFERRED TAX ASSETS

          We had net operating losses of $20,690 at the beginning of the quarter ended April 30, 2005 to offset future taxable income.  Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

          In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.  During the first quarter of fiscal 2005, management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for fiscal 2005, and a $300 deferred tax asset was recorded on the balance sheet.

          Management has continued to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005.  During the quarter ended April 30, 2005   management concluded that it is more likely than not that additional net operating loss carryforwards will result in realizable deferred tax assets.  Therefore, management determined that it is appropriate to record a $2,200 deferred tax asset on the balance sheet in the third quarter of fiscal 2005 for periods beyond fiscal 2005. The deferred tax asset recorded in the third quarter was offset by eliminating the $240 valuation allowance for current tax expenses and the recognition of a $19 deferred tax liability for the reversal of depreciation expense in the current fiscal year and future periods beyond fiscal 2005.

          The deferred tax assets recorded in fiscal 2005 represent management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005.    The following table reflects the reconciliation of the company’s income tax expense:

	2005		2004

	3 Month	9 Month	3 Month	9 Month

Pretax financial income	172	705	507	2,409
Tax expense computed at statutory rate of 34%	240	240	172	819
Change in valuation allowance	(2,200)	(2,500)	(172)	(819)

Net tax benefit	(1,960)	(2,260)	—	—

          ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts)

Overview

          ITEX is a leading marketplace for cashless business transactions across North America. We process over $170 million a year in transactions through our independent licensed broker (ILB) and franchise network (together, the “Broker Network” or “brokers”) in the United States and Canada.  At April 30, 2005, our Broker Network was comprised of more than sixty ILBs and franchises.  Our revenues are derived from transactions processed between approximately 13,000 business members, which, collectively make up the ITEX Marketplace.  We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by the members.  We charge association fees for each of the 13 four-week accounting cycles per year and percentage-based transaction fees.  See “Account Policies and Estimates” below for a summary of our revenue recognition policies and how we account for our ITEX dollar activities.

          During the quarter ended April 30, 2005, we reported revenue of $2,387, compared to $2,275 in the same period in the prior fiscal year.  Revenue for the nine month period ending April 30, 2005 was $7,661 compared to $7,770 for the same period in the prior year, representing a 1% year-over-year decline. Net income before taxes for the quarter ended April 30, 2005 was $172, compared to $507 for the corresponding quarter for the previous year.  Net income in the quarter ended April 30, 2004 included several non-recurring items, the gain of $30 from the sale of a corporate-owned office, a net reversal of legal accruals of $101 representing the difference between the net costs of litigation matters and prior accruals taken, and a $66 reduction in prior accruals for the dismissal of a labor claim dispute and contract payable reduction.  Revenue continues to show a slight decline.  We initiated programs in the first quarter of 2005 to stimulate revenue growth, yet we have not seen any indication the decline in revenue has been reversed.  We are seeking to increase our revenues by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, increasing our Internet applications, and expanding our member base.  In addition, we are reviewing the feasibility of assessing additional ancillary charges to members.

          Our net income of $2,132 for the three months ended April 30, 2005, includes a $1,960 income tax benefit from the expected realization of net operating loss carryforwards for periods beyond fiscal 2005.  See Note 6 — Deferred Tax Asset of the Notes to Financial Statements and below, Recoverability of Deferred Tax Assets.

          Our financial position continues to improve.  Cash provided from operating activities for the nine month period ended April 30, 2005 was $914 compared to $312 for the corresponding period in the prior year.  At April 30, 2005, we held $1,268 in cash and cash equivalents, compared to $490 the previous year, and our working capital was $1,930.  Our current assets reflect the recognition of a $300 deferred tax asset.   See below, Recoverability of Deferred Tax Assets. Liabilities were reduced to $660 from $1,292 as of April 30, 2004. We have no long-term debt.

          During the quarter ended April 30, 2005, we continued to invest in and support our Broker Network, expending $15 for internet application improvements and $24 for computers, travel incentives, broker office visits and general assistance. The total investment in our Broker Network for the nine month period ending April 30, 2005 was $208. There were no comparable expenditures during the same period in the previous fiscal year.

          Franchise expenses for the current quarter were $25 compared to $1 for the corresponding period in the prior year and $44 for the nine month period ending April 30, 2005 compared to $15 for the same period in 2004. We plan to actively pursue new franchisees early in fiscal 2006.

Earnings

Condensed Results- (In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenue	$2,387	$2,275	$7,661	$7,770
Operating Expenses	2,239	1,824	7,054	6,980

Operating Income	148	451	607	790
Other income (expenses) - net	24	26	98	(35)
Gain on sale of corporate offices	—	30	—	1,654

Income before income tax	172	507	705	2,409
Income tax benefit	1,960	—	2,260	—

Net income	$2,132	$507	$2,965	$2,409

Net income per common share:
Basic	$0.11	$0.03	$0.16	$0.13
Diluted	$0.11	$0.03	$0.16	$0.13
Average common and equivalent shares:
Basic	18,588	18,202	18,571	18,194
Diluted	18,588	18,202	18,571	18,194

          Net income before income tax for the quarter ended April 30, 2005 was $172, compared to $507 for the corresponding quarter for the previous year.  Net income in the quarter ended April 30, 2004 included several non-recurring items, discussed above in “Overview.”  Earnings per share were $0.11, compared to $0.03 for the comparable prior year quarter, reflecting the one-time income tax benefit discussed above.

          In order to improve our performance and financial condition, management is seeking to expand our Broker Network and membership base.  We intend to do this by enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the ITEX Marketplace and simplifying transactions with our Internet applications. In addition, we are reviewing the feasibility of assessing additional ancillary charges to members.

          We budgeted $250 for broker development in fiscal 2005 to stimulate revenue growth through member acquisition programs and support of our independent licensed brokers and franchisees, and expended $208 during the first three fiscal quarters. Although as of April 30, 2005, we had not seen any improvement in revenue growth as a result of these initiatives, we do expect that the technology upgrades will have a positive effect on the overall efficiency of the Broker Network. See below, Expenses.

          Recoverability of Deferred Tax Assets

          We had net operating losses of $20,690 at the beginning of the quarter ended April 30, 2005 to offset future taxable income.  Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes it is more likely than not that the Company will generate future taxable income.

          In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.  During the first quarter of fiscal 2005, management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for fiscal 2005, and a $300 deferred tax asset was recorded.

          Management has continued to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005. During the quarter ended April 30, 2005   management concluded that it is more likely than not that additional net operating loss carryforwards will result in realizable deferred tax assets.  Therefore, management determined that it is appropriate to record a $2,200 deferred tax asset on the balance sheet in the third quarter of fiscal 2005 for periods beyond fiscal 2005. The deferred tax asset recorded in the third quarter was offset by eliminating the $240 valuation allowance for current tax expenses and the recognition of a $19 deferred tax liability for the reversal of depreciation expense in the current fiscal year and future periods beyond fiscal 2005.

          The deferred tax assets recorded in fiscal 2005 represent management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005.   The following table reflects the reconciliation of the company’s income tax expense:

	2005		2004

	3 Month	9 Month	3 Month	9 Month

Pretax financial income	172	705	507	2,409
Tax expense computed at statutory rate of 34%	240	240	172	819
Change in valuation allowance	(2,200)	(2,500)	(172)	(819)

Net tax benefit	(1,960)	(2,260)	—	—

Expenses

          Selling, general and administrative costs include payroll, employee benefits, and other staffing related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, human resources, legal and audit fees and other administrative fees.  Our selling, general and administrative expenses increased 5% to $516 from $491 for the three month periods ended April 30, 2005 and 2004, respectively and increased 20% for the nine month periods ending April 30, 2005 and 2004, $1,790 and $1,497 respectively.

The increase in SG&A in the current quarter is attributed to development costs related to our Internet application improvements and broker development expenditures which totaled $39.  Franchise expenses for the current quarter were $25 compared to $1 for the prior year quarter.  The increase in SG&A in the nine month period ending April 30, 2005 is due largely to broker development costs which are detailed below. There were no comparable expenditures during the same period in the previous fiscal year.

          We allocated $250 for broker development in fiscal 2005 to stimulate revenue growth through member acquisition programs and support of our independent licensed brokers and franchisees.  The first phase of the investment program was a technology standardization commitment to provide each broker with new computers for their office and staff.  The second phase involved Internet application improvements to our web site.  At April 30, 2005, $208 of the broker development budget was expended; $109 for internet application improvements and $99 for computers, travel incentives, broker office visits and general assistance.

          We recognized depreciation and amortization expense for the three month periods ended April 30, 2005 and 2004 of $3 and $2, respectively and for the nine month periods ending April 30, 2005 and 2004, $10, and $141 respectively.  The difference in the nine month periods primarily represents the sale of corporate-owned offices during fiscal 2004.

Financial Position

          Cash and cash equivalents increased by $1,053 for the nine month period ended April 30, 2005, compared to $386 for the corresponding period in the prior year.  The change in cash and cash equivalents is as follows:

	Nine Months Ended April 30,

(In thousands)	2005	2004

Net cash provided (used in)
Operating activities	$914	$312
Investing activities	164	412
Financing activities	(25)	(324)
Effective exchange rate on cash and cash equivalents	—	(14)

Increase (decrease) in cash and cash equivalents	$1,053	$386

          At April 30, 2005, we held $1,268 in cash and cash equivalents, compared to $490 the previous year.  Cash provided from operating activities during the nine month period was $914, compared to $312 for the corresponding period in the prior year. Our working capital was $1,930 at April 30, 2005, compared to $340 at April 30, 2004.  Our current assets reflect he recognition of the $300 deferred tax asset discussed above.

          During the nine month period ended April 30, 2005, we funded our activities from cash provided by operations and from payments on notes receivable.  Cash and cash equivalents and the conversion of other working-capital items are expected to fund near-term operations.

          For the nine month period ended April 30, 2005, we reported net cash provided by investing activities of $164.  This cash resulted primarily from proceeds of $212 received from principal payments on the notes incurred to finance the corporate-owned office sales.  During the comparable 2004 quarters, we reported net cash from our investing activities of $412, which included $278 from notes receivable payments for prior corporate-owned office sales and $150 in sale proceeds.  During the nine month period ended April 30, 2005, we invested $26 in property and equipment.

          As discussed above, we operate using four-week billing and payroll cycles.  See Note 3 to Financial Statements.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes fluctuations in cash, accounts receivable and accounts payable to brokers.  During the current quarter, the last autopay deposit was collected on April 26, 2005, which increased our reported cash position for the current quarter.

          The timing of the payment of our broker commissions also directly affects our reported liabilities to our Broker Network.  At April 30, 2005, $450 of our current liabilities consisted of commissions payable to brokers, compared to $444 at July 31, 2004.  The broker commissions are paid in two payments, advance and final.  The advance broker commission for any given four-week cycle is paid out one week after the close of that cycle and the final commission payment is paid out three weeks after the close of the cycle.  We accelerated the payment of broker commissions starting in May 2004, reducing the holding time of brokers’ final commissions from five weeks to three weeks.

          We do not have any long-term debt or short-term borrowings.  During the second quarter of fiscal 2005, we entered into a revolving credit agreement to establish a $750 line of credit facility from our primary banking institution.  This is a short-term debt facility, with a maturity date of November 30, 2005.  The line of credit will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make future expenditures related to the growth and expansion of our business model. We have not yet utilized the credit facility.

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

          We charge members of the ITEX Marketplace an association fee of twenty dollars cash each four-week accounting cycle (two hundred and sixty dollars annually) in accordance with our member agreements.  We also receive cash transaction fees based on the value of the transaction, from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the period.

          We also generate ITEX dollar revenues from members, which revenues are not reflected in the accompanying financial statements, which totaled $3,165 ITEX dollars for the nine month period ended April 30, 2005.  We charge members an association fee of ten ITEX dollars each cycle (one hundred and thirty ITEX dollars annually) in accordance with our member agreements.  These fees generated $1,295 ITEX dollars for the nine month period ended April 30, 2005.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale or purchase of an item rather than cash transaction fees.  These transaction fees generated $1,282 ITEX dollars in the nine month period ended April 30, 2005.

          ITEX dollar expenses totaled $3,124 during the first nine months of fiscal 2005.  These were incurred from revenue sharing association fees and transaction fees with our Broker network, and general marketplace costs.  The broker network further receives incentives in the form of conventions and other benefits.  We provide ITEX dollar incentives to members through various programs including switching to receiving an electronic statement, referral fees, and co-op advertising.

          As discussed further under “Accounting for ITEX Dollar Activity,” we typically do not record revenues for ITEX dollars received in transactions with ITEX Marketplace members, and typically neither ITEX dollar revenues nor expenses are reflected in the accompanying financial statements.  We do not record revenue at the time of earning these ITEX dollars because there is no persuasive evidence that the value of the services provided by ITEX exceeds the amount of monetary consideration received.  See below, “Accounting for ITEX Dollar Activity.”

          Accounting for ITEX Dollar Activity

          Our principal sources for ITEX dollars are generated from members for association and transaction fees.  We expend ITEX dollars for revenue sharing association fees and transaction fees with our Broker network, and general marketplace costs.  During the first nine months of fiscal 2005, we earned 3,165 ITEX dollars and spent 3,124 ITEX dollars.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions we entered into with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered, which was zero.

          When we earn ITEX dollars, we receive them in connection with on-going services provided to members, with our primary focus being on receiving cash fees for our services in operating the Marketplace.  We believe we cannot reasonably separate the value of these services compared to those provided in receiving cash fees, and in fact the value is insignificant to us since our primary focus is on generating cash fees from our members.  The costs associated with these services constitute period expenses which are reflected in our income statement as incurred.

          Our accounting policy has considered the accounting guidance of EITF 93-11, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under APB 29.  The basic principle of APB 29 is that generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  In our case, it has been presumed that the fair value of the non-monetary asset exchanged is typically more clearly evident than the fair value of the ITEX dollar received.  This presumption might be overcome if we could convert ITEX dollars into cash in the near term, as evidenced by a historical practice of converting ITEX dollars into cash shortly after receipt, or if quoted market prices existed for the ITEX dollar.

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with our independent brokers and franchisees in the form of monthly association fees and transaction fees based upon member transactions consummated;

•	Sales incentives to our independent brokers and franchisees based upon new members who have registered in our Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for their ITEX dollars spent on a transaction in which the member is dissatisfied.

          We believe that the fair value of these items and most other items offered through the ITEX Marketplace by members lack readily determinable fair values for several reasons. Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction.  Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition cannot occur as the price cannot be concluded as being fixed and determinable.

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

          We are working toward a goal of sustained profitability and had profitable operations during fiscal 2004 and during the first nine months of fiscal 2005.  A significant portion of our income last fiscal year was derived from the sale of corporate-owned offices.  Our core business had negative growth during fiscal 2004, decreasing 3% from the prior fiscal year. The first nine months of fiscal 2005 continued that trend.  Revenue for the nine months ended April 30, 2005 was 1% less than the prior year period.  We intend to seek revenue growth in fiscal 2005 by enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the ITEX Marketplace and simplifying transactions with our Internet applications.  As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financing, secure repayment by granting a security interest in our assets.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

          Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.  However, we also intend to seek to acquire certain competitors.  We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

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

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  During the quarter ended April 30, 2005, approximately 11% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

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

Effective internal controls are necessary for us to provide reliable financial reports and help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.  While we feel that our key controls are currently effective, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  For example, during our fiscal 2004 audit, our external auditors brought to our attention several areas for our consideration, which they believed merited consideration with respect to strengthening internal controls.   We are continuing to work to improve and to strengthen our internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  We cannot assure you as to management’s, or our independent auditor’s, conclusions at July 31, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404.  The existence of the above factors and circumstances create a risk that we, or our independent auditors, will not be able to conclude at July 31, 2006 that our internal controls over financial reporting are effective as required by Section 404.

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

          There were no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

          See Note 5 — Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

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

          b)          Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended April 30, 2005:

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 8, 2005	By:	/s/ STEVEN WHITE

Steven White
Chief Executive Officer Interim Chief Financial Officer