Form 10KSB
period 2005-07-31
ITEX CORP
filed 2005-10-31
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10 - KSB

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2005.

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 – KSB.   ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          State issuer’s revenues for its most recent fiscal year   $10,423,000

          The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 29, 2005 (the last trading day before July 31, 2005) was approximately $5,842,999 based upon 15,376,312 shares held by such persons and the closing bid price of $.38 on that date.  Shares of the Company’s common stock are reported by the OTC Bulletin Board.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

          As of September 30, 2005, the Company had 18,826,132 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

          Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

ITEX CORPORATION

FORM 10-KSB

For The Fiscal Year Ended July 31, 2005

PART I

Special Note Regarding Forward-Looking Statements

          In addition to historical information, the discussion of our business contains forward-looking statements.  These forward-looking statements involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled “Competition,” “Government Regulation,” and “Management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report.  ITEX Corporation (“ITEX” or “Company”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in this document as well as other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the quarterly reports on Form 10-QSB to be filed during fiscal 2006.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network) in the United States and Canada.  Our business services and payment systems enable more than $250 million a year in transactions to be processed between approximately 22,000 member businesses (collectively, the “ITEX Marketplace.”)  We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by our members.  We generate revenue by charging for association fees, percentage-based transaction fees and other fees.

          In July 2005 we expanded our operations by acquiring BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now a wholly owned direct subsidiary of ITEX.  The BXI member businesses have been integrated into the ITEX Marketplace, and the BXI area directors have joined our Broker Network, adding about 40 offices.  At July 31, 2005, our Broker Network was comprised of more than 95 Broker offices in the United States and Canada.

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

ITEX Marketplace Transactions

          We manage the ITEX Marketplace utilizing a currency called “ITEX dollars,” to enable our members to purchase from and sell their products or services to other members using ITEX dollars instead of cash.  An ITEX dollar is an accounting unit used by the ITEX Marketplace to record the value of transactions as determined by the parties in the marketplace.  ITEX dollars denote the right to receive goods or services available from other ITEX Marketplace members, or the obligation to provide goods or services to other marketplace members.  ITEX dollars may only be used in the manner and for the purpose set forth in the rules of the ITEX Marketplace.  ITEX dollars are not intended to constitute legal tender, securities or commodities.

          We assist members in marketing their products and services through our Broker Network, newsletters, email, faxes, on our website at www.itex.com and through other promotional means.  Transactions are generally conducted by members directly, but can be facilitated by our Brokers.  Generally, sales are made at or near prevailing retail prices.

          The use of the ITEX Marketplace assists businesses to increase sales and market share, decrease cash expenditures, reduce surplus inventory and take advantage of underutilized capacity.  The ITEX Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hotels, media, and other service related businesses.  For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue, but still has nearly the same overhead associated with owning and maintaining its facility.

          Occasionally, we utilize the ITEX Marketplace for our own account or to pay some of our operating costs.  For example, we may utilize ITEX dollars to pay for marketing, travel, and general operating costs.  We earn ITEX dollars from members of the ITEX Marketplace mainly through collection of member association fees.

          In order to facilitate transactions, we may grant lines of credit (ITEX dollar loans) under guidelines that assess the financial stability of the member and the demand by others for the member’s product or service.  Members of the ITEX Marketplace can only use ITEX dollars to purchase goods and services offered by other members of the marketplace.

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

Broker Network

          Brokers are independent contractors with respect to the Company.  In addition to our corporate staff, Brokers, their staff and outside contractors combined total more than 300 individuals supporting the ITEX Marketplace. Our mission is to support and empower our Broker Network; a commitment that we view as vital to our long-term success.  We depend on a high rate of repeat business and view the quality of our Broker interactions with members as an important element of our strategy.  We seek a strong cooperative relationship with our Broker Network and continue to develop that relationship by providing training, marketing materials and programs, Internet and computer-related support, incentive programs and investment into Broker Network technology.

          Our Brokers provide ITEX members with information about products and services that are available locally, nationally and internationally.  Brokers do not typically have exclusive contractual rights to operate in a geographical area.  Each Broker is responsible for enrolling new ITEX Marketplace members, training them in the use of the system, facilitating transactions among members and assuring payment of association dues and fees to ITEX.  Members of the ITEX Marketplace have a direct contractual relationship with the Company.

          Brokers are paid a percentage of revenue collected from members serviced by those Brokers, which generally ranges from 50% to 80% depending on the type of transactions, net increases in the number of members enrolled during each four-week accounting cycle or contractual agreement.  BXI Brokers have joined the Broker Network at their historical and customary commission rates.  Ultimately, we expect greater uniformity as individual Broker contracts are renewed under our franchise agreement.

          Our independent licensed broker contracts and franchise agreements both provide for a five-year term unless the contract is terminated for cause (as defined in the agreement).  These agreements provide for subsequent five-year renewal terms as long as the broker or franchisee is not in breach of the agreement, and they are in compliance with any performance requirements, policies and procedures then in place as adopted by the Company. The BXI Area Director contracts typically provide for a three-year term that is renewable if specified performance requirements are met.  The BXI Area Director contract may be terminated upon specified events of default.

          Since early fiscal 2003, we have offered the sale of ITEX franchises to qualified individuals and entities.  In addition, we seek to renew all individual Broker contracts under our franchise agreement, as it may be amended from time to time.  Our efforts to expand our Broker Network through the marketing of franchises were significantly curtailed in fiscal 2004 and 2005.  However, since fiscal 2003, a number of our former independent licensed brokers have entered into franchise agreements.  Through our franchisees we distribute our services by licensing our business ideas and concepts, while remaining the legal owner of those concepts and ideas, including our name and logos.  Our franchise agreement grants to the franchisee a limited license and right to use and operate a recognizable ITEX outlet by utilizing our business system and proprietary marks.  The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee. We are registered as a franchisor in all requisite states, and are eligible to sell franchises throughout the United States.  Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections, including the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  See “Government Regulation.”

Sources of Revenue

          We charge ITEX members an association fee of $20 cash per each four-week accounting cycle ($260 annually) and $10 ITEX dollars per each four-week accounting cycle ($130 ITEX dollars annually).  BXI members have historically been assessed an association fee ranging from $6 - $10 cash per four-week accounting cycle, and $6 - $10 trade dollars per each four-week accounting cycle.  BXI members are also assessed annual dues in cash and trade, ranging from $60 to $90.  BXI members have joined the ITEX Marketplace at their historical and customary association fees and annual dues.

          We also receive cash transaction fees based on the ITEX dollar value of the transaction, from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the billing period. BXI members have historically paid a 10% cash commission on the trade dollar amount of the member’s purchases and no commission when the member sells into the marketplace. We expect to convert former BXI members to ITEX fee plans and to offer the Preferred Member Autopay system.

          Currently, approximately 60% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system.  Prior to the acquisition of BXI, 86% of members participated in the Preferred Member Autopay system.  Less than 29% of the BXI member base pay fees automatically by credit card or electronic funds transfer.

          We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP).  See Note 1 to Consolidated Financial Statements for a description of accounting policies.  Due to the lack of readily determinable fair values, we typically do not recognize the earning or expense of ITEX dollars on our financial reports, as discussed in our critical accounting policies.  See Management’s Discussion and Analysis – Critical Accounting Policies and Estimates – Accounting for ITEX Dollar Activity.  ITEX dollars are recognized as required by the Internal Revenue Service for income tax reporting purposes.  We account for ITEX dollar transactions and cash fee assessments in statements to members and Brokers. We utilize the ITEX dollars we earn in the operation of our business.  The majority of the ITEX dollars we earn are distributed back to the Broker Network as sales incentives and sharing of revenue.  Additionally, we use ITEX dollars we earn to fund the ITEX Co-Op advertising program.  To a lesser extent, we also use ITEX dollars to pay for certain ITEX operating expenses.

Business Strategy

          Our goal is to expand our position in the cashless transaction industry, principally in the United States and Canada, by focusing on customer service, expanding the breadth and availability of products and services offered through the ITEX Marketplace, increasing the number of our members, and increasing the size and strength of our Broker Network.  To achieve this, we have initiated the following business strategies:

•

Support of the ITEX Broker Network. We seek to enhance the productivity and increase the revenues generated within the ITEX Marketplace by increasing the level of training and support for new and existing Brokers, including the recently acquired BXI Area Directors.  We continue to refine our franchisee and Broker operating manuals and related support materials.

•

ITEX Marketplace Account Management (TEAM) Software.  We have developed a comprehensive customer relationship management and payment processing software.  This software provides members, Brokers and our management team with enhanced information systems and marketing tools.  We plan to continue to enhance our TEAM software.

•

Develop Technologically Advanced Multi-Channel Payment System.  We continue to upgrade and enhance our computer hardware, software, and related support, including improved Internet access to ITEX members and our Broker Network.  Advances in computer and communications technology offer opportunities to provide members and Brokers with additional tools and more effective computer applications, enabling users to more easily engage in “real-time” transactions.

•

Marketing for New Members.  Our marketing strategy is to promote our brand and attract new members to the ITEX Marketplace while instructing them as to how to effectively use ITEX dollars to grow their business.  See “Sales, Marketing and Transactions” below.

•

Franchise development. We intend to expand our efforts to attract, train and implement the placement of new franchisees.  We are registered in all requisite states, and are eligible to sell franchises throughout the United States.

•

Acquire regional and national marketplaces.  We are actively looking to acquire marketplaces which we can integrate into our existing Broker Network.  We believe the resulting consolidation can be financially beneficial by expanding our transaction volume and revenues, while eliminating redundant costs by centralizing various business functions such as customer service, transaction processing, account billing, marketing, and business management. The acquisition of BXI is a recent example of one such acquisition.

Members

          The ITEX Marketplace has approximately 22,000 members in the United States and Canada.  These members are in a variety of businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining.  Members may participate in the ITEX Marketplace for a number of reasons, including their desire to accomplish the following goals:

•	Generate new sales
•	Add new channels of distribution
•	Reduce slow moving inventory
•	Utilize unproductive assets and excess capacity
•	Maximize efficiencies

          Members earn ITEX dollars, which they have the opportunity to spend on products or services offered by ITEX members.  The following is a representative example of a transaction:

          A dentist needs to have her office remodeled.  Through the ITEX Marketplace, she hires a contractor who agrees to perform the remodeling work for $500 ITEX dollars.  The dentist has ITEX dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the ITEX Marketplace, in exchange for ITEX dollars.  These other members originally acquired ITEX dollars by providing services for other ITEX Marketplace members.

          The ITEX Marketplace is especially useful to those businesses where the variable costs of products or services are low such as hotels, media and other service-related businesses.  For example, a radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs.  In short, businesses can leverage their low variable cost and excess capacity into more purchasing power by accepting ITEX dollars.

Sales, Marketing and Transactions

Sales

          The primary function of new member enrollment is to grow and retain the ITEX Marketplace member base and generate additional revenue.  We provide standardized marketing and support materials, advertising, ongoing training, promotion and support to assist our Broker Network in expanding the member base.  Our Brokers contact prospective members to market the benefits of joining the ITEX Marketplace.  In addition, Brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing ITEX Marketplace members.

Marketing

          Our marketing strategy is to promote our brand and attract new members to the ITEX Marketplace while instructing them how to effectively use the ITEX Marketplace to grow their business.  Our marketing efforts include a program of support and education for our members and Brokers.  New tools for Brokers to customize and use in their consultative sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message in all markets.  To promote the ITEX Marketplace, we market products and services of existing members through directories, newsletters, email, faxes, and other means.  In addition, we pursue strategic affiliations with companies with access to potential members.

Transactions

          Our Broker Network is responsible for facilitating and maximizing transactions between members.  Brokers facilitate transactions between members by searching to fulfill member needs and making members aware of products and services that have become available within the system, and, in general, take a proactive approach to marketing products and services for the members they service.  Members have access to an online directory of products and services.

Systems and Technologies

          The ITEX Marketplace is handled by a proprietary online system we call TEAM (Trade Exchange Account Manager) that is based on Microsoft® technologies.  The system is designed to facilitate the activities of all parties involved in the ITEX Marketplace, from employees to ITEX Marketplace members.  The system extends well beyond record keeping and transaction processing.  The major features of the system are as follows:

•

AIM Online (Account Information Manager) - provides our Brokers and corporate employees with customer relationship management features, including notes, calendaring and scheduling capabilities as well as ITEX Marketplace management features.

•

Trade Flash - an online classified ad section where members can list products or services they are offering for ITEX dollars, as well as to locate products or services they are seeking to purchase with ITEX dollars.

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

•	Reporting – Brokers and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of various aspects of the ITEX Marketplace.

          We take the steps necessary to ensure the adequate security of our hardware and software systems, including monitoring any and all unwanted intrusions and other attacks.  We continue to improve the speed and reliability of our information systems and transaction tools for all of our users.

Industry Overview

General

          Our industry was developed by establishing an index of valuation for marketplace credits and debits called “trade dollars”.  For ITEX, the index of valuation is the ITEX dollar.   ITEX acts as a third party record-keeper of ITEX dollars exchanged for products and services among members.  For every transaction, ITEX dollars are posted to the buyer and seller’s accounts.  Members can transact business directly or may use the services of a Broker who matches buyers and sellers.  All transactions are accounted for by our TEAM software.

Cashless Transaction Statistics

          There is limited publicly available statistical information for our industry on the number of members, transaction volume and cash revenue in the United States and Canada.  The Company believes industry growth has been relatively stagnant in recent years, with most revenue growth driven by consolidation.

Competition

          Our industry is fragmented with several hundred, independently owned marketplaces in the United States and Canada.  Competing companies include Intagio, Continental Trade Exchange, and various other local and regional marketplaces.  eBay, Travelocity, Priceline, Overstock.com and other Internet distribution channels also compete through price competition and inventory management.  ITEX believes it remains the industry leader as the largest payment processor of cashless transactions in the United States and Canada based on number of locations, members, transaction volume, and revenue generated through transactions of a single currency.

          We compete primarily on the basis of service, including the number of available products and services and the liquidity of ITEX dollars.  We expect to encounter competition in our efforts to expand the ITEX Marketplace and to acquire desirable independent marketplaces.  In addition to existing marketplaces, new competitors can launch new marketplaces at a relatively low cost since technological and financial barriers to entry are relatively low.  However, we believe participation from a significant number of members is necessary to offer a quality marketplace, which ultimately creates a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive marketplace successful.  Nevertheless, our competitors could include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we have.  Such companies would be strong competitors if they decided to develop a focused business effort in our industry.

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

          We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base.  Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our Brokers, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies.  However, we cannot assure you that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and, as we need them.  Increased competition, price or other circumstances, could result in erosion of our market share, and may require price reductions and increased spending on marketing and product development.  Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

Government Regulation

          ITEX and its Brokers are subject to various federal, state and local laws, regulations and administrative practices affecting their businesses, including, among others, the requirement to obtain business licenses, tax withholding and remittance of matching contributions for employees’ social security accounts, and other such laws, regulations and administrative practices required of businesses in general.  The Company is a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (“TEFRA”), and is required to account for and report to the IRS, annually, the total of ITEX dollar sales transactions of each member of the ITEX Marketplace.

          It is the legal responsibility of our Brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), social security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act.  Our Brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network.  However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network.  For example, the economic reality of our relationship with a Broker could be subject to challenge to determine whether an individual is an independent contractor or an employee for purposes of the Fair Labor Standards Act, or state equivalents.  Under various agency theories, we could potentially be found liable for the conduct of our independent contractors, in a situation where that contractor has caused injury to a third party.  In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections, including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Many states broadly view the requirements of what constitutes a franchise and consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation. There is a risk that one or more of our non-franchise business relationships could be deemed to constitute a franchise.  An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties, which could have a material adverse effect on our business, operating results and financial condition.

          With respect to our online technologies, there are currently few laws or regulations directly applicable to access to or commerce on the Internet.  However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as taxes, user privacy, information security, pricing and characteristics and quality of products and services.  We cannot predict the impact, if any, that future Internet-related regulation or regulatory changes might have on our business.

Proprietary Rights

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products.  We have registered service marks for the word mark ITEX®, as well “ITEX” used in connection with our logo design.  We have filed additional service mark word and design applications for ITEX, including the language “The Cashless MarketplaceSM.”   We seek to police the use of our marks and to oppose any infringement.  We have registered the Internet domain name “ITEX.com” and other related domain names.

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

Employees

          As of July 31, 2005, we employed 16 full-time employees.  From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, accounting or administrative functions.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe relations with our employees are good.

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

          SeeNote 7 — Legal Proceedings of the Notes to Financial Statements (Item 7) for information regarding legal proceedings

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          The Company’s common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for the Company’s common stock for each quarter during the two most recent fiscal years is as follows:

	2005		2004

Fiscal Year Ended July 31,	High	Low	High	Low

First Quarter	$0.66	$0.17	$0.17	$0.10
Second Quarter	$0.42	$0.25	$0.16	$0.10
Third Quarter	$0.45	$0.31	$0.16	$0.10
Fourth Quarter	$0.40	$0.26	$0.30	$0.13

          This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board.  The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown or commissions.

          There were approximately 916 holders of record of our common stock as of July 31, 2005.  Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

          We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.  We did not repurchase any of our common stock during the fourth quarter of the fiscal year covered by this report

Recent Sales of Unregistered Securities

          On July 29, 2005, 240,000 shares of restricted common stock were issued to five employees and one consultant as equity incentive grants under ITEX’s 2004 Equity Incentive Plan.  The shares were valued at $0.38 per share.  The 40,000 shares granted to the consultant were fully vested. The 200,000 shares granted to the employees vest over a two-year period, with 50% of the granted shares vesting after one year from the date of grant and the remaining shares vesting after the second year from date of grant.  The recipients were sophisticated or accredited investors, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying Consolidated Financial Statements and Notes to help provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition.

OVERVIEW

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed broker, area director and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  At July 31, 2005, our Broker Network was comprised of about 95 Brokers.  Our business services and payment systems enable more than $250 million a year in transactions to be processed between approximately 22,000 member businesses (collectively the “ITEX Marketplace”). We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by its members.  We generate our revenue by charging for association fees, percentage-based transaction fees and other fees.

          We charge ITEX members an association fee of $20 cash per each four-week accounting cycle ($260 annually) and $10 ITEX dollars per each four-week accounting cycle ($130 ITEX dollars annually).  BXI members have historically been assessed an association fee ranging from $6 - $10 cash per each four-week accounting cycle, and $6 - $10 trade dollars per each four-week accounting cycle. BXI members are also assessed annual dues in cash and trade, ranging from $60 to $90. BXI members have joined the ITEX Marketplace at their historical and customary association fees and annual dues.  We expect greater uniformity as former BXI members convert to ITEX fee plans.

          In July 2005 we expanded our operations by acquiring BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now a wholly owned direct subsidiary of ITEX.  The results of BXI’s operations have been included in our consolidated financial statements since June 30, 2005 as we assumed the risks and rewards of ownership and transferred the purchase consideration on that date. The historical financial information for BXI and unaudited pro forma financial information reflecting the acquisition was filed with our current report on Form 8-K/A on October 12, 2005.

          Our net revenues increased 10% for the fourth quarter ended July 31, 2005 compared to 2004, and increased 1% for the fiscal year ended July 31, 2005 compared to 2004. The primary reason for the increase in revenue for the fourth quarter and year end results was $373 in revenue derived from BXI for the month of July.  This increase was offset partially by a $233 decrease in revenue for the fiscal year, attributable to a decline in ITEX Marketplace membership.  The acquisition of BXI is expected to result in a material increase in revenue during fiscal 2006 and future years.

          We financed the acquisition of BXI by borrowing $1.3 million from U.S. Bank and by issuing $1.0 million in promissory notes.  The U.S. Bank borrowing (“Bank Note”) provides for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest are payable in 47 monthly installments of $31each, beginning August 5, 2005, with a maturity date of July 5, 2009.  The obligations of ITEX under the Bank Note are secured by security interests in the accounts receivable and general intangibles of ITEX, as well as all inventory and equipment, and may be prepaid at any time.  Another $1.0 million in 6.0% senior subordinated secured 3-year promissory notes (“Merger Notes”) were issued to the former shareholders of BXI.  The Merger Notes are secured obligations of ITEX and rank senior to all of our other obligations except the U.S. Bank debt.  Principal and interest on the Merger Notes is payable in 36 equal monthly installments of $30 payable on the last day of each calendar month commencing on July 31, 2005.

          We had net operating loss carryforwards of $20,690 at the beginning of fiscal 2005, of which $741 was used during the fiscal year to offset taxable income.  During the third quarter of fiscal 2005, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets, and a $2,500 deferred tax asset was recorded on the balance sheet for periods beyond fiscal 2005.  Of our net operating loss carryforwards, approximately $19,949 remains available to offset future taxable income.

          During fiscal 2004, we sold five corporate-owned offices.  The dispositions were consistent with our strategic objectives of focusing on processing cashless transactions, reducing corporate overhead and supporting our Broker Network, while seeking to generate sustainable growth and profitability.  The corporate-owned offices were sold for a total of $2,280,000 with $150,000 payable on the dates of purchase and the balance financed over five to seven years.  The line item “Other Income” in the table below recognizes a gain of $1,654,000 from the sale of these offices, after discounting the carrying value of the notes receivable in the amount of $179,000 in fiscal 2004.

RESULTS OF OPERATIONS (in 000’s)

Condensed Results

	Three Months Ended July 31,		For the Fiscal Year Ended July 31,

	2005	2004	2005	2004

Revenues	$2,762	$2,514	$10,423	$10,283
Operating Costs and Expenses	2,640	2,273	9,694	9,252

Operating income	122	241	729	1,031
Other income - net	11	3	109	1,622

	133	244	838	2,653
Income tax expense (benefit)	—	—	(2,260)	—

Net income	$133	$244	$3,098	$2,653

Net income per common share
Basic	$0.01	$0.01	$0.17	$0.15
Diluted	$0.01	$0.01	$0.17	$0.15

          Revenue for fiscal year ended July 31, 2005, increased by 1% to $10,423 from $10,283 during the prior fiscal year.  This increase was primarily due to $373 in revenue generated by BXI for the month ended July 31, 2005 which was partially offset by a $233 decrease in revenue for the fiscal year of ITEX’s operations attributable to a decline in ITEX Marketplace membership.  The results of BXI’s operations have been included in the consolidated financial statements since June 30, 2005 as the Company assumed the risks and rewards of ownership and transferred the purchase consideration on this date. Revenue growth other than through acquisition at the corporate level will depend on ITEX’s ability to meet the challenge of expanding and enhancing its Broker Network. We intend to expand by increasing our per-member transactional volume, adding member businesses, and increasing the number of our new online listings and new business registrations.  In furtherance of this objective we intend to continue to enhance our payment processing technologies and product and service offerings, further develop our website, and assist our Broker Network to acquire certain local competitors.  As part of its Broker Network acquisition activities, ITEX may finance a portion of the acquisition cost and recover its investment over a period of time.

          Net income for the fiscal year ended July 31, 2005 was $3,098, an increase of $445 from the 2004 fiscal year net income of $2,653.  This was primarily due to a combination of recording a change of $2,260 in the deferred tax assets valuation allowance on the balance sheet in fiscal 2005 and the partial offset by the gain of $1,654 associated with the sale of corporate offices in fiscal year 2004.  Earnings per share for the fiscal year ending July 31, 2005 and 2004 were $0.17 and $0.15 respectively.  The increase in earnings per share was primarily attributable to the increase in net income, as total shares outstanding increased slightly in fiscal 2005 as a result of stock grants to directors and employees under the Company’s 2004 Stock Equity Plan.

          Results of operations for the fourth quarter of fiscal 2005 included net income of $133, compared to net income of $244 for the fourth quarter of fiscal 2004. This decrease of $111 in net income for the fourth quarter of fiscal 2005 compared to fourth quarter of fiscal 2004 is primarily due to $98 in integration costs, including travel, marketing materials and supplies, accounting and consulting services and temporary staffing, associated with the acquisition of BXI. These integration costs were partially offset by the reduction in expenses in the fourth quarter of 2005 verses the same period in the previous year for insurance of $27, and $91 for our annual convention and other services. The Company expects to expend another $100 in integration costs in the first quarter of fiscal 2006.

Revenue, Costs and Expenses

          The following table sets forth, for the periods indicated, our selected consolidated financial information for the fiscal years ended July 31, 2005 and 2004, with amounts expressed as a percentage of total revenues:

	Fiscal Years Ended July 31,

	2005		2004

	Amount	Percent	Amount	Percent

Revenue:
ITEX Marketplace revenue	$10,423	100%	$10,283	100%
Costs and expenses:
Cost of ITEX Marketplace revenue	7,248	70%	6,849	67%
Selling, general and administrative	2,104	20%	2,057	20%
Regulatory and litigation	307	3%	203	2%
Depreciation and amortization	35	0%	143	1%

	9,694	93%	9,252	90%

Income from operations	729	7%	1,031	10%
Other income, net	109	1%	1,622	16%

Income before income taxes	838	8%	2,653	26%
Income tax benefit	2,260	22%	—	—

Net income	$3,098	30%	$2,653	26%

          Net Revenue

          The ITEX Marketplace net revenues consist of association fees, transaction fees, and other fees.  Total net revenues for the fourth quarter ended July 31, 2005 and 2004 were $2,762 and $2,514 respectively and for the full fiscal year ended July 31, 2005 and 2004 were $10,423 and $10,283, respectively. Our net revenues increased 10% for the fourth quarter ended July 31, 2005 compared to 2004, and increased 1% for the fiscal year ended July 31, 2005 compared to 2004. The primary reason for the increase in revenue for the fourth quarter and year end results was the $373 in revenue derived from BXI for the month of July, offset partially by a $233 decrease in revenue for the fiscal year attributable to a decline in ITEX Marketplace membership.  The BXI revenue was comprised of $64 in association fees, $284 in transaction fees and $25 in other fees. In addition, we recorded $35 in deferred revenue for Annual Dues assessed to BXI Members in the month of July.  Deferred revenue is recognized over the annual period the Annual Dues cover.  Our plans to increase revenue during fiscal 2006 are discussed in the previous section under Condensed Results.

          Following are the components of Net Revenue applicable to the ITEX Marketplace, which are included in the consolidated totals:

	Fourth Quarter Ended July 31,		Fiscal Years Ended July 31,

Revenues by Category	2005	2004	2005	2004

Association fees	$800	$710	$2,968	$2,950
Transaction fees	1,922	1,688	7,082	7,070
Other fees	40	116	373	263

	$2,762	$2,514	$10,423	$10,283

          Cost of Net Revenue

          Cost of net revenues consists of commissions paid to Brokers.  Cost of net revenues increased by $319 to $1,994 from $1,675 for the fourth quarter of the fiscal year ended July 31, 2005 compared to the same period in 2004.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI for the month ended July 31, 2005. Cost of net revenues increased by $399 to $7,248 from $6,849 for the fiscal year ended July 31, 2005 compared to the prior fiscal year ended July 31, 2004.  This increase was primarily due to a combination of commissions payable to the BXI Area Directors for revenue generated by BXI for the month ended July 31, 2005, and less significantly due to the sale of corporate-owned offices in fiscal 2004 which resulted in an increase in commissions paid to Brokers in lieu of selling, general and administrative expenses incurred for corporate-owned offices.

          Selling, General and Administrative Costs

          Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, website development, human resources, and other administrative expenses.  Selling, general and administrative expenses decreased by $38 to $516 from $554 for the fourth quarter ended July 31, 2005 and 2004, respectively, and increased by $47 to $2,104 from $2,057, for the fiscal year ended July 31, 2005 and 2004, respectively.  The decrease in the fourth quarter compared to the prior year period was primarily due to the reduction in expenses for insurance of $27, $91 for our annual convention and other services. These expense reductions were partially offset by $98 in integration costs, including travel, marketing materials and supplies, accounting and consulting services and temporary staffing, associated with the acquisition of BXI.  The increase for the fiscal year ended July 31, 2005 compared to the prior fiscal year was primarily due to integration costs associated with the acquisition of BXI and Broker development costs associated with website development efforts and IT infrastructure improvements.  The integration and Broker development costs were offset by the reduction in expenses for in the fiscal year verses the same period in the previous year for advertising of $33, insurance of $104, office and equipment leases of $41 and rent expense of $57.

          We allocated $250 for Broker development in fiscal 2005 to stimulate revenue growth through member acquisition programs and support of our Broker Network, and expended $222 during the fiscal year.  The first phase of the investment program was a technology standardization commitment to provide each Broker with new computers for their office and staff.  The second phase involved Internet application improvements to our web site.  Although as of July 31, 2005, we had not seen any improvement in revenue growth as a result of these initiatives, we do expect the technology upgrades will have a positive effect on overall efficiency of the Broker Network.  We do not expect to exceed fiscal 2005 expenditures for Broker development during fiscal 2006.

          We expect selling, general and administrative costs to increase in fiscal 2006 due to the addition of staff to support the integration of BXI and ongoing operations of the expanded ITEX Marketplace.

          Costs and Expenses of Regulatory and Litigation Matters

          Regulatory and litigation costs include the settlement of legal matters and legal costs for SEC and franchise filings and compliance, litigation and other general legal matters.  Total regulatory and litigation costs for the fiscal year ended July 31, 2005 increased by $104 to $307, from $203 for fiscal 2004.  Fiscal 2004 regulatory and litigation costs were offset by a net reduction of legal accruals of $101, reflecting the settlement during the third quarter of fiscal 2004 of outstanding lawsuits, and representing the difference between the net costs of the litigation matters and prior accruals taken, together with the recovery of litigation expenses included in prepaid and other.   Regulatory and litigation costs for the fourth quarter ended July 31, 2005 and 2004 were $105 and $48, respectively.

          Depreciation and Amortization

          We recognized depreciation and amortization expense for the fiscal year ended July 31, 2005 and 2004 of $35 and $143, respectively, and for the three-month periods ended July 31, 2005 and 2004 of $25 and $2 respectively.  The decrease for fiscal year 2005 is primarily due to the disposal of five corporate-owned offices during fiscal year 2004.  The increase for the fourth quarter of fiscal year 2005 compared to the same period in fiscal year 2004 is primarily due to the amortization of the membership list acquired from BXI.

          Other Income (Expense)

          Other income (expense) includes interest expense and the gain on the sale of corporate-owned offices in fiscal year 2004.  The decrease of $1,513 for fiscal year 2005 compared to fiscal year 2004 is primarily due to the gain recognized in fiscal year 2004 for the sale of corporate-owned offices. Interest expense has been negligible the last two fiscal years due to the absence of interest-bearing debt.  It is expected to increase to approximately $131 during fiscal 2006 as a result of the debt financing of the BXI acquisition, which included a $1.3 million four-year bank note and $1.0 million three-year merger notes.  See below, Financing Activities.

          Recoverability of Deferred Tax Assets

          The Company had net operating loss carryforwards of $20,690 at the beginning of fiscal 2005, of which $741 was used during the fiscal year to offset taxable income.  Therefore, approximately $19,949 of ITEX net operating losses remains available to offset future taxable income.  Tax savings may be recorded as a deferred tax asset if management believes it is more likely than not that the Company will generate future taxable income.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  During the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets, and a $2,500 deferred tax asset was recorded on the balance sheet for periods beyond fiscal 2005.

          We acquired BXI by merging BXI with and into our wholly-owned subsidiary, BXI Acquisition Sub, Inc., a Delaware corporation.  The transaction was structured as a taxable reverse triangular merger, a merger treated for tax purposes as a taxable stock purchase.  The tax effects as to ITEX include the limited use (annual limit of approximately $172) of BXI’s net operating loss carryforwards of approximately $2,357 and tax deductible goodwill of $2,594 with annual tax basis amortization of $275, subject to restrictions imposed by applicable tax law.  For management’s current estimate of the deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005 attributable to the utilization of its net operating loss carryforwards, see Note 9, “Income Taxes” to our Consolidated Financial Statements.

FINANCIAL CONDITION

          Our total assets were $9,125 and $2,923 at July 31, 2005 and 2004, respectively, representing an increase of $6,202 or 212%.  This increase resulted primarily due to the acquisition of BXI which increased our accounts receivable and intangible assets such as membership list and goodwill. In addition, we recorded $2,260 in net deferred tax assets as a result of a change in the valuation allowance on the balance sheet in fiscal 2005. Our cash and cash equivalents totaled $569 and $215 as of July 31, 2005 and 2004, respectively, representing an increase of $354, or 165%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $49 at July 31, 2005 from $29 at July 31, 2004, primarily due to purchases of new computer and office equipment.

          Accounts receivable balances, net of allowances of $211 and $100, were $1,208 and $721 as of July 31, 2005 and 2004 respectively, representing an increase of $487 or 68%.  This increase was primarily due to the acquisition of BXI and its accounts receivable of $648.

          Our total current liabilities were $2,060 and $696 at July 31, 2005 and 2004 respectively, representing an increase of $1,364 or 196%.  This increase was primarily attributable to increased commissions payable to BXI Area Directors of $480 directly related to the acquired BXI accounts receivable, accrued litigation of $252, and to the short term portion of the notes payable to finance the acquisition of BXI of $624.

          Currently, approximately 60% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system.  Prior to the acquisition of BXI, 86% of members participated in the Preferred Autopay system.  Less than 29% of the BXI member base pay fees automatically by credit card or electronic funds transfer.   We expect accounts receivable and commissions payable to be initially higher in fiscal 2006 due to the lower percentage of BXI members paying fees through electronic funds transfer or by credit cards.  However, we expect to increase the percentage of participation in the Preferred Member Autopay system during the fiscal year.

          The change in cash and cash equivalents is as follows:

	Fiscal Year Ended July 31,

(in thousands)	2005	2004

Cash provided by operating activities	$843	$28
Cash provided (used) by investing activities	(1,762)	421
Cash provided (used) by financing activities	1,273	(324)
Effective exchange rate on cash and cash equivalents	—	(14)

Increase in cash and cash equivalents	$355	$111

          We have financed our liquidity needs over the last two fiscal years primarily through cash flow generated from operations.  Cash and cash equivalents increased by $355 during the fiscal year ending July 31, 2005.  As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost, subject to the consent of our secured creditors.  We maintain a $500 unused line of credit facility from our primary banking institution which expires November 30, 2005.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes, and if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and consolidated operating cash flows provide adequate resources to fund ongoing operating and debt service requirements.

          Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a significant impact on our business.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

          Operating Activities

          During the fiscal year ended July 31, 2005, our operating activities provided $843 compared to $28 for the fiscal year ended July 31, 2004.  Net cash provided by operating activities for the current and prior fiscal year were both substantially less than net income because of large non-cash adjustments to net income.  For the fiscal year ended July 31, 2005 there was net change in deferred tax assets of $2,260 and for the fiscal year ended July 31, 2004 there was a gain on the sale of corporate-owned offices of $1,654.

          Investing Activities

          For the fiscal year ended July 31, 2005, we reported net cash used by investing activities of $1,762, compared to net cash provided by investing activities of $421 during fiscal 2004.  The fiscal 2005 cash used was primarily for the purchase of acquiring of BXI.

          Financing Activities

          For the fiscal year ended July 31, 2005, we reported net cash provided by financing activities of $1,273, compared to net cash used by financing activities of $324 during fiscal 2004.  Our fiscal 2005 financing activities included $1,300 cash borrowings for the acquisition of BXI as discussed below.

          On June 29, 2005, in order to partially fund the acquisition of BXI, we borrowed $1.3 million from U.S. Bank.  The promissory note issued to U.S. Bank to evidence the borrowing (“Bank Note”) provides for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest are payable in 47 monthly installments of $31 each, beginning August 5, 2005, with a maturity date of July 5, 2009.  The obligations of ITEX under the Bank Note are secured by security interests in the accounts receivable and general intangibles of ITEX, as well as all inventory and equipment, and may be prepaid at any time.  The Bank Note has events of default and other provisions that are customary for a loan of this type, including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX, which if they occur may cause all outstanding obligations under the Bank Note to be accelerated and become immediately due and payable.  ITEX’s obligations under the Bank Note are personally guaranteed by Steven White, our Chief Executive Officer, who also provided personal real property as collateral.  ITEX paid 1% of the loan facility, or $13, as an origination fee.

          On June 30, 2005, in connection with the acquisition of BXI we issued $1,000 aggregate principal amount of 6.0% senior subordinated secured promissory notes due June 30, 2008 (“Merger Notes”).  The Merger Notes are secured obligations of ITEX and rank senior to all of our other obligations, except that the Merger Notes are subordinated to the U.S. Bank debt. Principal and interest on the Merger Notes is payable in 36 equal monthly installments of $30 payable on the last day of each calendar month commencing on July 31, 2005.  ITEX’s obligations under the Merger Notes are not guaranteed by any third party.

          During the second quarter of fiscal 2005, we entered into a revolving credit agreement to establish a $750 line of credit facility from our primary banking institution.  This is a short-term debt facility, with a maturity date of November 30, 2005. In an Amendment to the Loan Agreement due to the acquisition of BXI, the maximum loan amount under the Revolving Credit Agreement with U.S. Bank was reduced from $750 to $500.   We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.

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

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.

          Revenue Recognition

          We recognize revenue from various cash fees charged in managing the ITEX Marketplace when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

          We charge members of the ITEX Marketplace a cash association fee each four-week accounting cycle in accordance with our member agreements.  We also receive cash transaction fees based on the ITEX dollar value of the transaction, from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the period.

          BXI members have historically paid a 10% cash commission on the trade dollar amount of the member’s purchases and no commission when the member sells into the marketplace. Less than 29% of the BXI member base pay fees automatically by credit card or electronic funds transfer.  BXI Brokers have joined the ITEX Broker Network at their historical and customary commission rates.  Ultimately, we expect to convert former BXI members to ITEX fee plans and to offer the Preferred Member Autopay system.

          We also generate ITEX dollar revenues from members, which revenues are not reflected in the accompanying financial statements and totaled $4,477 ITEX dollars in fiscal 2005.  We charge members an ITEX dollar association fee each four-week accounting cycle in accordance with our member agreements.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale or purchase of an item rather than cash transaction fees.

          ITEX dollar expenditures totaled $4,537 during fiscal 2005.  These were incurred from revenue sharing association fees and transaction fees with our Broker Network, and general marketplace costs.  The Broker Network further receives incentives in the form of conventions and other benefits.  We provide ITEX dollar incentives to members through various programs, including referral fees and co-op advertising.

          As discussed further in the next section, we typically do not record revenues for ITEX dollars received in transactions with ITEX Marketplace members, and typically neither ITEX dollar revenues nor expenses are reflected in the accompanying financial statements.  We do not record revenue at the time of receiving these ITEX dollars because there is no persuasive evidence that the value of the services provided by ITEX exceeds the amount of monetary consideration received.  See below, “Accounting for ITEX Dollar Activity.”

          Accounting for ITEX Dollar Activity

          During fiscal 2005, we earned $4,477 ITEX dollars and spent $4,537 ITEX dollars.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions we entered into with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered, which was zero.

          When we receive ITEX dollars, we receive them in connection with on-going services provided to members, with our primary focus being on receiving cash fees for our services in operating the ITEX Marketplace.  We believe we cannot reasonably separate the value of these services compared to those provided in receiving cash fees, and in fact the value is insignificant to us since our primary focus is on generating cash fees from our members.

          Our accounting policy follows accounting guidance of EITF 93-11, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under APB 29.  The basic principle of APB 29 is that generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  In our case, it has been presumed that the fair value of the non-monetary asset exchanged is typically more clearly evident than the fair value of the ITEX dollar received.  This presumption might be overcome if we could convert ITEX dollars into cash in the near term, as evidenced by a historical practice of converting ITEX dollars into cash shortly after receipt, or if quoted market prices existed for the ITEX dollar.

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with our Brokers in the form of per cycle association fees and transaction fees based upon member transactions consummated;

•	Sales incentives to our Brokers based upon new members who have registered in our Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for their ITEX dollars spent on a transaction in which the member is dissatisfied.

          We believe that the fair value of these items lack readily determinable fair values for several reasons. Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction.  Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition cannot occur as the price cannot be concluded as being fixed and determinable.

          Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator to execute transactions between ITEX Marketplace members. We pay commissions to our Brokers after a billing cycle has closed, based on the transaction and association fees collected.  We report revenue based on the gross amount billed to the ultimate customer, the ITEX Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

          Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serves as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the ITEX Marketplace, act as a third-party record-keeper for transactions entered into by members, bill ITEX members directly pursuant to contractual agreements with them, collect all revenue, and assess the collectibility of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

          Valuation of Deferred Tax Assets

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

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  Most recently during the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets, and a $2,260 deferred tax asset was recorded on the balance sheet for periods beyond fiscal 2005.

          The deferred tax assets recorded in fiscal 2005 represent management’s current estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005.

          Goodwill

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Management has analyzed goodwill as of July 31, 2005 and no impairment was identified.

          Accounting for Acquisitions

          We account for acquisitions as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  As such, we report all acquired tangible and intangible assets and liabilities at fair value.  We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.   Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

          Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”).  FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. FAS 123R is effective for public companies which are small business filers for fiscal periods beginning after December 15, 2005.   In accordance with APB 25 and related interpretations, compensation expense for stock options was generally recognized as income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. ITEX has no stock options outstanding or current plans to issue stock options or rights to purchase shares.  As a result, the application of the provisions of FAS 123R is not expected to have a material impact to our reported net income and earnings per share.

          In September 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007.  This is a one-year extension from the previously established July 15, 2006 compliance date established on March 8, 2005.  The Commission similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  ITEX will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of July 31, 2007.

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

          We are working toward a goal of sustained profitability and had profitable operations during fiscal 2005 and 2004.    Our core business had modest growth during fiscal 2005, with revenue increasing 1% from the prior fiscal year.  We expect significant revenue growth during fiscal 2006 from consolidating BXI operations, although our actual results will reflect our ability to successfully integrate BXI Brokers and members.  Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the ITEX Marketplace and simplifying transactions with our Internet applications.

 As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financed, secure repayment by granting a security interest in our assets.  However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for these endeavors will be available.  Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

          Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations.   Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and Interim CFO Steven White.  Management places heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with our current executive officers, including Mr. White.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing and support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

          Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and have incurred recent contractual obligations. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.  However, we also intend to seek to acquire certain competitors.  We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our Broker Network.

          Our success depends on our ability to expand, retain and enhance our Broker Network.  We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees.  Brokers have a contractual relationship with ITEX, typically for a renewable three or five-year term.  There can be no assurance that our Brokers will continue to participate in the ITEX Marketplace, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the ITEX Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  During fiscal 2005, approximately 11% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

          We do not have a great deal of experience acquiring companies.  We recently completed the acquisition of BXI.  We have evaluated, and expect to continue to evaluate, other potential strategic transactions.  From time to time, we may engage in discussions regarding potential acquisitions.  Any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating Brokers, members or employees from the acquired company into our organization.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

          The anticipated benefit of many of these acquisitions may not materialize.  Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.  Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

If we fail to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, our current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

          Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2007, we will be required to furnish annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure and a report by our Independent Auditors addressing these assessments.  We are in the process of bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required to satisfy the requirements of Section 404. During the course of our testing we may identify deficiencies, which we may not be able to remediate by July 31, 2007.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information and have a material adverse effect on our stock price.

          Effective internal controls are necessary for us to provide reliable financial reports and help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.  While we feel that our key controls are currently effective, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We are continuing to work to improve and to strengthen our internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  We cannot assure you as to management’s, or our independent auditor’s, conclusions at July 31, 2007 with respect to the effectiveness of our internal control over financial reporting under Section 404.  The existence of the above factors and circumstances create a risk that we, or our independent auditors, will not be able to conclude at July 31, 2007 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements of ITEX Corporation are included in Item 7:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ITEX Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2005 and 2004, and the consolidated  results of their operations and their cash flows for each of the years ended July 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

October 29, 2005

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31, 2005	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$569	$215
Accounts receivable, net of allowance of $211 and $100	1,208	721
Receivables - corporate office sales (Note 2)	375	378
Prepaid and other current assets	195	116
Deferred tax asset	327	—

Total current assets	2,674	1,430
Property and equipment, net of accumulated depreciation of $17 and $3 (Note 3)	49	29
Membership List, net of amortization of $21	1,475	—
Deferred tax asset	2,023	—
Goodwill	1,689	—
Other long term assets	9	—
Receivable - corporate office sales, less current portion and less discount (Note 2)	1,206	1,464

Total assets	$9,125	$2,923

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$103	$105
Accounts payable to independent licensed brokers and franchises	833	444
Accrued payroll and taxes	76	99
Current portion of Notes Payable	650	—
Other current liabilities	398	48

Total current liabilities	2,060	696
Long-term liabilities:
Notes Payable, net of current portion	1,696	—

Total Liabililities	3,756	696
Commitments and contingencies
Stockholders’ equity (Note 8)
Common stock, $0.01 par value; 50,000 shares authorized; 18,826 and 18,582 shares issued and outstanding, respectively	188	186
Additional paid-in capital	29,495	29,377
Unearned Stock Compensation	(76)	—
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(24,228)	(27,326)

Total stockholders’ equity	5,369	2,227

Total liabilities and stockholders’ equity	$9,125	$2,923

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the fiscal years ended July 31,

	2005	2004

Revenue:
ITEX Marketplace revenue	$10,423	$10,283

	10,423	10,283

Costs and expenses:
Costs of ITEX Marketplace revenue	7,248	6,849
Selling, general and administrative	2,104	2,057
Costs and expenses of regulatory and litigation matters	307	203
Depreciation and amortization	35	143

	9,694	9,252

Operating income	729	1,031

Other income (expense):
Interest & other income	109	64
Loss on disposal of equipment	—	(72)
Loss on write-off of note receivable	—	(24)
Gain on sale of corporate-owned offices	—	1,654

	109	1,622
Income before income taxes	838	2,653
Income tax benefit (Note 9)	2,260	—

Net Income	$3,098	$2,653

Average common and equivalent shares:
Basic	18,576	18,279
Diluted	18,576	18,279
Net income (loss) per common share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the fiscal years ended July 31, 2005 and 2004

	Common Stock		Additional Paid in Capital	Accumulated deficit	Foreign Currency Translation	Treasury stock	Unearned Stock Compensation	Total

	Shares	Amount

Balance, July 31, 2003	18,170	$182	$29,312	$(29,979)	$14	$(10)		$(481)
Stock based CEO compensation	460	5	73					$78
Re-acquired shares	(263)	(3)	(36)					$(39)
Shares issued in exchange of options	215	2	28					$30
Foreign currency translation					(14)			$(14)
Net Income				2,653				$2,653

Balance, July 31, 2004	18,582	$186	$29,377	$(27,326)	$—	$(10)		$2,227
Stock based board compensation	120	1	53					$54
Repurchase and retirement of common stock	(116)	(1)	(24)					$(25)
Stock based compensation	240	2	89				(76)	$15
Net Income				3,098				$3,098

Balance, July 31, 2005	18,826	188	29,495	(24,228)	—	(10)	(76)	5,369

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,

	2005	2004

Cash flows from operating activities
Net income	$3,098	$2,653
Items to reconcile to net cash provided by (used in) operations:
Gain on sale of corporate-owned offices	—	(1,654)
Recognition of imputed interest from corporate office receivables	(30)	(21)
Loss on disposal of equipment	—	72
Loss on write-off of note receivable	—	24
Stock based compensation, net of cost to reacquire shares from former employees	69	68
Depreciation and amortization	35	143
Change in allowance for uncollectible receivables	—	100
Changes in operating assets and liabilities:
Accounts receivable	172	(86)
Prepaids and other assets	(70)	110
Deferred tax assets	(2,260)
Accounts payable and other current liabilities	(46)	(793)
Accounts payable to independent licensed brokers	(90)	(430)
Deferred revenue	(35)	(158)

Net cash provided by (used in) operating activities	843	28

Cash flows from investing activities:
Cash paid for acquisition of BXI, net of cash acquired	(2,000)	—
Proceeds from sales of corporate-owned offices	—	150
Payments received from note receivable	291	302
Purchase of property and equipment	(35)	(31)
Loan receivable - loans granted to Broker Network	(18)	—

Net cash provided (used in) by investing activities	(1,762)	421

Cash flows from financing activities:
Borrowings of third party indebtedness	1,300	—
Repayments of third party indebtedness	(2)	(324)
Re-acquired Shares from Unaffiliated Party	(25)	—

Net cash provided (used in) by financing activities	1,273	(324)

Effective exchange rate on cash and cash equivalents	—	(14)

Net increase (decrease) in cash and equivalents	354	111
Cash and equivalents at beginning of period	215	104

Cash and cash equivalents at end of period	$569	$215

Supplemental cash flow information
Cash paid for interest	$—	$20
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activities
Acquistion of BXI (Note 12)
Issurance of stock to employees (Note 8)

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ITEX Corporation (“ITEX” or the “Company”) was incorporated in October 1985 in the State of Nevada.  Through its independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, the Company operates a leading marketplace for cashless business transactions for which it acts as third-party record-keeper.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Revenue Recognition

ITEX recognizes revenue from various cash fees charged in managing the ITEX Marketplace when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

The Company charges members of the ITEX Marketplace a cash association fee each four-week accounting cycle in accordance with our member agreements.  We also receive cash transaction fees based on the value of the transaction, from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the period.  In addition, we assess BXI members annual dues.

BXI members have historically paid a 10% cash commission on the trade dollar amount of the member’s purchases and no commission when the member sells into the marketplace.  BXI members have joined the ITEX Broker Network at their historical and customary commission rates.  Ultimately, we expect to convert former BXI members to ITEX fee plans and to offer the Preferred Member Autopay system.

Revenue related to the per cycle association fees and transaction fees are recognized immediately.  Revenue related to annual dues are deferred and amortized over the period for which the annual dues apply.

Currently, approximately 60% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system.  Prior to the acquisition of BXI, 86% of members participated in the Preferred Member Autopay system.  Less than 29% of the BXI member base pay fees automatically by credit card or electronic funds transfer.

The Company also generates ITEX dollar revenues from members, which revenues are not reflected in the accompanying financial statements, which totaled $4,477 ITEX dollars in fiscal 2005.  We charge members an ITEX dollar association fee each four-week accounting cycle in accordance with our member agreements.  These fees generated $1,672 ITEX dollars in fiscal 2005.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale or purchase of an item rather than cash transaction fees.  These transaction fees generated $1,619 ITEX dollars in fiscal 2005.

As discussed below, we typically do not record revenues for ITEX dollars received in transactions with ITEX Marketplace members, and typically neither ITEX dollar revenues nor expenses are reflected in the accompanying financial statements.  We do not record revenue at the time of earning these ITEX dollars because there is no persuasive evidence that the value of the services provided by ITEX exceeds the amount of monetary consideration received.  See below, “Accounting for ITEX Dollar Activity.”

Ongoing Broker Related Revenue

Brokers are paid a percentage of revenues collected by the Company, which ranges from 50% to 80% depending on the type of transactions of the members they service, net increases in the number of members enrolled during each four-week accounting cycle or by contractual agreement.  Receipts are recorded as revenue and payments to Brokers are included in costs of sales.

The Company’s efforts to expand our Broker Network through the sale of franchises were significantly curtailed in fiscal 2005.  As a consequence, franchise sales have not been a significant revenue source for the Company.

Accounting for ITEX Dollar Activities

The Company’s principal sources for ITEX dollars are generated from members for association and transaction fees.  The Company expends ITEX dollars for revenue sharing association fees and transaction fees with our Broker Network, and for general marketplace costs.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  The Company’s policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions entered into by the Company with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered, which was zero.

The Company receives ITEX dollars in connection with on-going services provided to members, with the primary focus being on receiving cash fees for services in operating the ITEX Marketplace.  The Company believes they cannot reasonably separate the value of these services compared to those provided in receiving cash fees, and in fact the value is insignificant to them since the Company’s primary focus is on generating cash fees from its members.  The costs associated with these services constitute period expenses which are reflected in the income statement as incurred.

The Company’s accounting policy follows the accounting guidance of EITF 93-11, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under APB 29.  The basic principle of APB 29 is that generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  In the Company’s case, it has been presumed that the fair value of the non-monetary asset exchanged is typically more clearly evident than the fair value of the ITEX dollar received.  This presumption might be overcome if the Company could convert ITEX dollars into cash in the near term, as evidenced by a historical practice of converting ITEX dollars into cash shortly after receipt, or if quoted market prices existed for the ITEX dollar.

          The Company expends ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with Brokers in the form of per cycle association fees and transaction fees based upon member transactions consummated;

•	Sales incentives to Brokers based upon new members who have registered in the ITEX Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for their ITEX dollars spent on a transaction in which the member is dissatisfied.

The Company believes that the fair value of these items lack readily determinable fair values for several reasons. Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction.  Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition cannot occur as the price cannot be concluded as being fixed and determinable.

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends ITEX dollars using the ratio of one U.S. dollar per ITEX dollar.  The Company accounts for ITEX dollars internally, in addition to cash, in statements to members and Brokers and in other ways necessary for the operation of the ITEX Marketplace and the business of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BXI Exchange, Inc.  All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid investments with maturities at the date of purchase of 90 days or less.

Concentrations of Credit Risk

At July 31, 2005 the Company maintained its major cash balances at one financial institution located in Portland, Oregon and two financial institutions in Canada.  The balances are insured by the Federal Deposit Insurance Corporation up to $100 and by the Canadian Deposit Insurance Corporation up to $39. The Company’s cash balances have exceeded these insurable limits periodically throughout the year and at July 31, 2005 such balances exceeded these limits by $595.

Accounts and Notes Receivable

The Company assesses collectibility of accounts receivable monthly, based on past collection history, and current events and circumstances. Based on our analysis of collectibility, the Company may deem an allowance necessary to offset uncollectible receivables.

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

Property and Equipment

Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life.  When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in the income statement.  The costs of repair and maintenance are charged to expense as incurred.  Depreciation is computed using the straight-line method over useful lives of three to seven years.

Gross versus Net Revenue Recognition

In the normal course of business, we act as administrator to execute transactions between ITEX Marketplace members. We pay commissions to our Brokers after a billing cycle has closed, based on the transaction and association fees collected.  We report revenue based on the gross amount billed to the ultimate customer, the ITEX Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

Accounting for Acquisitions

We account for acquisitions as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As such, we report all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability.  Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill.  Management has analyzed goodwill as of July 31, 2005 and no impairment was identified.

Intangible Assets

The Company amortizes costs of member lists acquired using the straight-line method over the estimated life of six years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  At July 31, 2005, the Company determined no impairment was appropriate.

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

Income (Loss) Per Share

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which requires presentation on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of July 31, 2005, we had no outstanding stock options or contracts to issue common stock.

Fair Value of Financial Instruments

All of the Company’s significant financial instruments are recognized in its balance sheet.  The carrying values of cash, accounts receivable, notes receivable, accounts payable, and a portion of receivables due to Brokers approximates their fair value at July 31, 2005. We deem the long-term portion of the corporate office receivable carrying value approximates the fair value at July 31, 2005, as there has been no significant change in interest rates from the origination date of these receivables.

The fair value of current and long-term portions of long-term indebtedness is based on rates currently available to the Company for debt of similar terms and remaining maturities.  There are no quoted market prices for the debt or similar debt.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, gains and losses, and disclosures about contingent assets and liabilities.  Significant estimates include the fair value of non-monetary transactions, realizability of deferred tax assets, allocation of purchase price in business combinations, assessment of useful lives of long-lived assets, various litigation matters described herein and the recoverability of certain intangible assets and goodwill.  Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications

Certain reclassifications have been made to the financial statements of the prior year to conform to the July 31, 2005 presentation.  Such reclassifications had no effect on the results of operations, cash flows or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”).  FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. FAS 123R is effective for public companies which are small business filers for fiscal periods beginning after December 15, 2005.   In accordance with APB 25 and related interpretations, compensation expense for stock options was generally recognized as income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. ITEX has no stock options outstanding or current plans to issue stock options or rights to purchase shares.  As a result, the application of the provisions of FAS 123R is not expected to have a material impact to our reported net income and earnings per share.

In September 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007.  This is a one-year extension from the previously established July 15, 2006 compliance date established on March 8, 2005.  The Commission similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  ITEX will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of July 31, 2007.

In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of FAS 153 are not expected to have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company has an equity incentive plan, which allows for the grant of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  As of July 31, 2005 there were no common stock options outstanding.  During fiscal 2005, 40 shares of vested stock were issued to each of the three directors, aggregate total of 120, as compensation for their service to the Company for the current board term. In addition 240 shares of restricted common stock were issued to five employees and one consultant as equity incentive grants under ITEX’s 2004 Equity Incentive Plan.   The shares were valued at $0.38 per share.  The shares vest over a two-year period, with 50% of the granted shares vesting after one year from the date of grant and the remaining shares vesting after the second year from date of grant.

There are 965 thousand shares available for future grants under the 2004 Equity Incentive Plan.  The Company accounts for stock-based compensation in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148.  Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method.  An alternative method of accounting for stock options is SFAS 123. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period.  A summary of the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2005 and 2004 had the Company adopted the fair value-based method of accounting for stock-based compensation is set forth below.

During fiscal 2005, the Company accounted for stock-based compensation in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method, which the Company follows. Under APB Opinion No. 25, pro forma disclosure of the effect of stock based compensation are required as if FAS 123 were applied using the fair value provisions.

The following table summarizes the difference between the fair value and intrinsic value methods and the pro forma net income and net loss per share amounts for the years ended July 31, 2005 and 2004 had the Company adopted the fair value-based method of accounting for stock-based compensation (calculated in accordance with FASB Statement No. 123).

	Years ended July 31,

	2005	2004

Difference between fair value and intrinsic value methods (additional compensation expense)	$—	$—
Net (loss) income	$3,098	$2,653
Net (loss) income per share - basic	$0.17	$0.15
Net (loss) income per share - diluted	$0.17	$0.15

There were no stock option grants in fiscal 2005.  In addition, all outstanding options expired or were cancelled in fiscal 2004.

NOTE 2 - CORPORATE OFFICE RECEIVABLES –

During fiscal 2004 the Company sold its five remaining corporate-owned offices to franchisees and an independent licensed broker.  The total sale amount for all offices sold since 2001 is $2,695, with prices ranging from $30 to $800.  The aggregate total owed to the Company on July 31, 2005 is $1,581.  Balances owed range from $5 to $523. Payoff dates for the loans are scheduled between 2005 and 2011.

Sale Amount	Balance at July 31, 2005	Current Portion	Long-Term Portion

$2,695	$1,581	$375	$1,206

The offices sold in fiscal year 2002 totaled $415.  The net book value of the offices sold was $112, (consisting of $8 in fixed assets and $104 in member lists).  The Company recognized a gain of $303. In April 2004, a note receivable from 2002, valued at $84, went into default.  In the third quarter of 2004, the Company took a $60 allowance against the note.  In the fourth quarter 2004, the Company deemed the note to be uncollectible and wrote-off the remaining $24.

The offices sold in fiscal year 2004 totaled $2,280 with $150 payable on the dates of purchase.  The net book value of the offices sold was $447 (consisting of $44 in fixed assets and $403 in member lists.)  The Company recognized a gain of $1,654 in fiscal year 2004 after discounting the carrying value of the notes $179.

          The Company financed $2,130 of the corporate-owned offices sold in the first, second and third quarters of fiscal year 2004. The carrying values of the notes at July 31, 2004 were $2,000, with a stated interest rate of 3%.   The Company assessed the risk associated with carrying these notes for six years and determined a risk-adjusted rate of 6% would be appropriate for valuing the notes.  As a result, the discount on the notes is $128 for the year ended July 31, 2005.  This discount is being recognized as interest income over the life of the notes.

NOTE 3 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value

Computers	3 years	$37	$(11)	$26
Software	3 years	4	(1)	3
Equipment	7 years	12	(2)	10
Furniture	7 years	13	(3)	10

		$66	$(17)	$49

Property and equipment is depreciated using the straight-line method over the asset’s estimated useful life.  Depreciation expense for property and equipment was $35 and $44 for the fiscal years ending July 31, 2005 and 2004, respectively.  At July 31, 2004, property and equipment consisted of computers totaling $12, software of $2, equipment of $2 and furniture of $13.

NOTE 4 - PURCHASED MEMBER LISTS

Changes in the carrying amount of member lists for the year ended July 31, 2005 are summarized as follows:

Balance as of July 31, 2003	$502
Amoritzation	(99)
Assets disposed with office sales	(403)

Balance as of July 31, 2004	—
BXI Acquisition	1,496
Amortization	(21)

Balance as of July 31, 2005	$1,475

The following schedule outlines the amortization of the member list over the next six years:

Fiscal year ending July 31,	Amoritization

2006	$249
2007	249
2008	249
2009	249
2010	249
2011	230

Total	$1,475

NOTE 5 - NOTES PAYABLE

On June 29, 2005, in order to partially fund the acquisition of BXI, we borrowed $1.3 million from U.S. Bank.  The promissory note issued to U.S. Bank to evidence the borrowing (“Bank Note”) provides for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest are payable in 47 monthly installments of $31 each, beginning August 5, 2005, with a maturity date of July 5, 2009.  The obligations of ITEX under the Bank Note are secured by security interests in the accounts receivable and general intangibles of ITEX, as well as all inventory and equipment, and may be prepaid at any time.  The Bank Note has events of default and other provisions that are customary for a loan of this type, including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX, which if they occur may cause all outstanding obligations under the Bank Note to be accelerated and become immediately due and payable.  ITEX’s obligations under the Bank Note are personally guaranteed by Steven White, our Chief Executive Officer, who also provided personal real property as collateral.  ITEX paid 1% of the loan facility, or $13 as an origination fee.

On June 30, 2005, in connection with the acquisition of BXI we issued $1,000 aggregate principal amount of 6.0% senior subordinated secured promissory notes due June 30, 2008 (“Merger Notes”).  The Merger Notes are secured obligations of ITEX and rank senior to all of our other obligations, except that the Merger Notes are subordinated to the U.S. Bank debt.  Principal and interest on the Merger Notes is payable in 36 equal monthly installments of $30 payable on the last day of each calendar month commencing on July 31, 2005.  ITEX’s obligations under the Merger Notes are not guaranteed by any third party.  We also assumed two notes with a total balance of $46 at July 31, 2005.  The first note has a monthly payment of $2 with a 10% interest rate and matures June 1, 2007.  The second note has a monthly payment of $1 with a 7% interest rate and matures April 1, 2006.

Balance at July 31, 2005

US Bank note	$1,300
Senior notes	1,000
Assumed notes	46

Total	2,346
Less current portion	(650)

1,696

The following schedule outlines principal payments for the next four years:

Fiscal year ending July 31,	Principal Payment

2006	$650
2007	658
2008	681
2009	357

Total	$2,346

There were no related party transactions during the quarter ended July 31, 2005.

As of December 31, 2003, we carried a $300 short-term note payable to our Chief Executive Officer, Steven White, who on October 2, 2003 loaned the Company funds to pay off a pre-existing $300 short-term note payable to an individual.  The loan was paid in full on January 7, 2004, including interest of $3.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its business utilizing leased facilities.  Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property.  Certain lease agreements also provide an option for renewal at varying terms.  The Company also leased a portion of its equipment under operating leases.  The aggregate future minimum commitments under operating leases are as follows:

Fiscal year ending July 31,

2006	52
2007	26

Total	$78

Office rent expense for the periods ended July 31, 2005 and 2004 amounted to $91 and $110, respectively.  Equipment rent expense for the periods ended July 31, 2005 and 2004 amounted to $9 and $50 respectively.

NOTE 7 — LEGAL PROCEEDINGS

During March 2005, ITEX was served and became party to a legal proceeding commenced in Australia in November 5, 2004, as amended January 18, 2005, initiated by certain persons who during 1998 and 1999 were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, ITEX became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs seek damages from ITEX and the named individuals for deceptive and misleading conduct, or alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. have requested damages in the amount of AUD$2,493,030 (approximately USD$1.9 million).  Plaintiff Garrity has requested damages in the amount of NZ$455,000 (approximately USD$325,000).  Plaintiffs allege they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with the knowledge and consent of ITEX.  Management intends to defend ITEX vigorously in the matter if it goes to trial, but met with plaintiffs in August 2005 in an effort to settle the dispute.  Currently, the proceedings in Federal Court are temporarily stayed while the parties seek to memorialize the terms of a settlement agreement.

          In June 2003, a complaint was filed against ITEX by a former Broker for wrongful termination and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). Plaintiff. acting pro se at the time, sought damages against ITEX in the amount of $5 million and a preliminary injunction enjoining ITEX from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court vacated plaintiff’s temporary restraining order and in November 2003, denied his motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, ITEX was served with an amended complaint stating claims of breach of contract, wrongful termination and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  ITEX believes the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.

          In October 2005, ITEX was served with a complaint in Canada relating to an ITEX Marketplace dispute(Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from ITEX for alleged fraud or deceit in the amount of CDN$1.3 million.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled, together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately CDN$26,000 ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the ITEX Marketplace.  We intend to seek enforcement of our member agreement, which includes changing the venue of the action to the United States and holding ITEX harmless from transaction disputes between members.

          We will vigorously defend against these lawsuits discussed above. While it is not feasible to predict the exact outcome of the proceedings, in our opinion, none of the foregoing proceedings should ultimately result in any liability that would have a material adverse effect on our financial position, liquidity or results of operations.  We have not established any reserves for any potential liability relating to the foregoing litigation matters. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and generally payments made in such claims and actions have not been material to our Consolidated Financial Statements.

          In connection with the acquisition of BXI, we assumed litigation liabilities of $252.  This amount represents settled legal proceedings.  From time to time we are subject to claims and litigation incurred in the ordinary course of business.  In management’s opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company has a 2004 Equity Incentive Plan (“2004 Plan”), which allows for the grant of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  The 2004 Plan was adopted by stockholders on March 15, 2004, to supercede prior incentive stock option plans and be utilized for all new stock option and equity incentive grants.  Under the 2004 Plan, 2.0 million shares of common stock are reserved and available for grant and issuance.  In fiscal 2004, 675 shares of vested stock were issued to employees and directors under the 2004 Plan.  During fiscal 2005, 40 shares of vested stock were issued to each of the three directors, an aggregate total of 120, as compensation for their service to the Company for the current board term.  In addition, 240 shares of restricted common stock were issued to five employees and one consultant as equity incentive grants under the 2004 Plan.  The shares were valued at $0.38 per share.  The 40 shares granted to the consultant were fully vested. The 200 shares granted to the employees vest over a two-year period, with 50% of the granted shares vesting after one year from the date of grant and the remaining shares vesting after the second year from date of grant.  There are 965 thousand shares available for future grants under the 2004 Plan.  As of July 31, 2005 and 2004 there were no common stock options outstanding.  During the quarter ended January 31, 2005, we purchased 115 shares of our common stock in a privately negotiated repurchase of stock from a nonaffiliate.  During the quarter ended July 31, 2005, we retired 1 shares of our common stock which had been purchased in open-market transactions during 2000.

The following summarizes stock option and stock-based compensation activity for the fiscal years ended July 31, 2005 and 2004 (actual numbers)

	Number of Shares/Options			Option Price Per Share

	Available	Shares Granted	Options Granted

Balance, July 31, 2003	2,744,500	—	190,500	$0.08 - $6.13
Cancelled March 15th, 2004	(2,744,500)	—	(190,500)
March 15, 2004 - 2004 Equity Plan approved by Shareholders, supersedes prior stock option plans	2,000,000
Granted	(675,000)	675,000	—

Balance, July 31, 2004	1,325,000	675,000	—
Granted	(360,000)	360,000	—

Balance, July 31, 2005	965,000	1,035,000	—

Shares Issued

          During fiscal 2005, 40 shares of vested stock were issued to each of the three directors, an aggregate total of 120, as compensation for their service to the Company for the current board term. The effect of these board grants was an increase of $1 in common stock and $53 in additional paid-in capital. In addition, 240 shares of restricted common stock were issued to five employees and one consultant as equity incentive grants under ITEX’s 2004 Equity Incentive Plan.  The shares were valued at $0.38 per share. The 40 shares granted to the consultant were fully vested.  The 200 shares granted to employees vest over a two-year period, with 50% of the granted shares vesting after one year from the date of grant and the remaining shares vesting after the second year from date of grant. In conjunction with stock grants to select employees in fiscal 2004, 141 previously granted stock options to these employees were forfeited.  Also in fiscal 2004, an additional 50 stock options expired without being exercised.

NOTE 9 - INCOME TAXES

We had net operating loss carryforwards of $20,690 at the beginning of fiscal 2005 to offset taxable income. Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

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

Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  Most recently, during the quarter ended April 30, 2005 management concluded that it is more likely than not that additional net operating loss carryforwards will result in realizable deferred tax assets.  Therefore, management determined that it was appropriate to reduce the valuation allowance recorded on the balance sheet by $2,500 in the third quarter of fiscal 2005 and $45 in the fourth quarter of fiscal 2005 for periods beyond fiscal 2005.  The Company then recognized $285 of deferred tax expense during fiscal 2005.

The deferred tax assets recorded in fiscal 2005 represent management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005.    The following table reflects the reconciliation of the company’s income tax expense:

	2005		2004

	3 Months	12 Months	3 Months	12 Months

Pretax financial income	$133	$838	$244	$2,653
Tax expense computed at statutory rate of 34%	45	285	83	902
Change in valuation allowance	(45)	(2,545)	(83)	(902)

Net tax benefit	$—	$(2,260)	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2005 and 2004 are presented below:

	July 31,

	2005	2004

Deferred tax assets:
Tax deductible BXI goodwill	$882	$—
Net operating loss carryforwards	7,584	7,386
Reserve for uncollectible receivables	72	34
Other	—	131

	8,538	7,551

Deferred Tax Liabilities
Membership lists not deductible for tax	494	—
Unearned stock compensation	26	—

	520	—

Net deferred tax asset before valuation allowance	8,018	7,551
Valuation allowance	(5,668)	(7,551)

Net deferred tax asset	2,350	—

The net change in the valuation allowance includes a $662 increase related to net deferred tax assets acquired from BXI which are currently not expected to be realized.

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	410	165
Current deferred tax liability	(83)	—
Valuation allowance	—	(133)

Net current deferred tax asset	327	32

Non-Current Deferred Tax Assets
Non-current deferred tax asset	8,128	7,386
Non-current deferred tax liability	(437)	—
Valuation allowance	(5,668)	(7,386)

Net non-current deferred tax asset	2,023	—

The ITEX federal net operating loss carryforwards of approximately $19,949 expire in 2023.  The BXI net operating loss carryforwards of approximately $2,357 expire in 2025 and are subject to an annual limitation of approximately $172.  This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI.

NOTE 10 – 401(k) SAVINGS PLAN

Prior January 2004, employees of the Company were eligible to participate in a 401(k) savings plan, whereby the employees could elect to make contributions pursuant to a salary deduction agreement upon meeting age and length of service requirements.  In December 2003, the Company initiated steps to terminate the 401(k) plan.  As a result, all employee contributions to the plan ceased and plan participants were notified of the dissolution of the plan and requirements for distribution of funds contributed.  The Company did not match any contributions to the plan for the year ended July 31, 2004. The effective termination date of the 401K plan was November 16, 2004. The Company anticipates initiating a new 401(k) savings plan during fiscal 2006.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2003, we carried a $300 short-term note payable to our Chairman, who on October 2, 2003 loaned the Company funds to pay off a pre-existing $300 short-term note payable to an individual. The loan was paid in full on January 7, 2004.

As of July 31, 2003 Lakemont Capital was due $20 related to the proxy contest at the annual shareholder meeting in February 2003.  Lakemont Capital, Ltd. is an affiliate of the current CEO and Chairman of the Board of ITEX Corporation.  Lakemont Capital was paid in full on October 10, 2003

NOTE 12 – BUSINESS COMBINATIONS

Our strategic goal is to expand our position in the cashless transaction industry principally in the United States and Canada.  In realizing our expansion goal, on July 29, 2005, we acquired 100% of the stock of BXI Exchange, Inc., a Delaware corporation (“BXI”), by merging BXI with and into ITEX’s wholly-owned subsidiary, BXI Acquisition Sub, Inc., a Delaware corporation.   As a result of this transaction, BXI became a wholly-owned direct subsidiary of ITEX operating under the name “BXI Exchange, Inc”.  The acquisition was consummated pursuant to the terms of the Agreement of Merger, dated June 30, 2005, by and among BXI, ITEX, BXI Acquisition Sub, Inc., and The Intagio Group, Inc., a Delaware corporation.  The results of BXI’s operations have been included in the consolidated financial statements since June 30, 2005.

The transaction was accounted for in accordance with SFAS 141, “Business Combinations.” As such, we reported all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.

ITEX received all the assets of BXI totaling $4,430and assumed the liabilities totaling $1,304.  Pursuant to the Merger Agreement, ITEX acquired BXI for (i) cash in the amount of $2,035 (including $1,430 consisting of repayments of the principal amount and accrued interest on all outstanding promissory notes held by BXI stockholders and other amounts owed by BXI to the BXI stockholders, and a fee for transition services rendered by Intagio in connection with the Merger), (ii) secured promissory notes in favor of BXI’s stockholders in the aggregate principal amount of $1,000, and (iii) if and to the extent ITEX and its subsidiaries (including BXI) achieves certain per quarter revenue targets ($3,000 in net revenue) during its first 12 full fiscal quarters following the signing of the Merger Agreement, additional cash payments totaling up to $450 (collectively, the “Merger Consideration”).  The earnout payments, if any, will be subject to reduction to satisfy certain claims for indemnification that may be made by ITEX.

The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

At June 30, 2005 Purchase Price Consideration

Cash Paid	$2,035
Notes Payable issued to others	1,000
Account payable assumed	30
Accrued liabilities assumed	732
Notes Payable assumed	48
Deferred tax liability	494
Direct transaction costs	91

Total consideration paid	$4,430

Assets Acquired

Cash Recevied	$35
Accounts Receivable - net	648
Deferred Tax Asset	562
Member List	1,496
Goodwill	1,689

Total Assets	$4,430

The accrued liabilities include $252 of litigation related amounts assumed.

The following table represents combined pro forma results of operations for ITEX and BXI.  The results of operations of BXI for the period from July 1, 2005 to July 31, 2005 are included in the historical results of operations of ITEX for the year ended July 31, 2005.  The pro forma results of operations for ITEX and BXI do not purport to indicate the actual results of operations which would have been achieved had the acquisitions been consummated at the beginning of the period.

	2005	2004

Revenue	$15,260	$16,149
Net income	$3,062	$2,895
Net income per share
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A.	Controls and Procedures

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

          In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended July 31, 2007.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

          In connection with the acquisition of BXI and the preparation of this report, management became aware of the existence of significant deficiencies in our internal controls over financial reporting.  These deficiencies were deemed by management not to be material weaknesses. We contracted for experienced consulting support.  Certain errors were identified and corrected prior to the issuance of our financial statements as of and for the year ended July 31, 2005.

          Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

          Information with respect to Directors may be found under the captions “Election of Directors” and “Management Information” of our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”).  This information is incorporated herein by reference.

          The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

          We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on our website at www.itex.com.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 10.	Executive Compensation

          The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees – Director Compensation” is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

          The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

          The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K.

          a)  Exhibit Listing

Exhibit Number	Description

2.1	Agreement of Merger dated as of June 30, 2005, by and among BXI Exchange, Inc., ITEX Corporation, BXI Acquisition Sub, Inc., and The Intagio Group, Inc. (5)
3.1	Amended and Restated Articles of Incorporation of ITEX Corporation(3)
3.2	Amended and Restated Bylaws of ITEX Corporation(3)
10.1	Form of Indemnification Agreement(3)
10.2	Form of ITEX Corporation Franchise Agreement(3)
10.3	Form of ITEX Corporation Independent Licensed Broker Agreement(3)
10.4

Contract for the Purchase of Toronto Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security Agreement(2)

10.5

Contract for the Purchase of New York Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement(2)

10.6

Contract for the Purchase of Sacramento Corporate Office and Use of ITEX Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with Secured Promissory Note and Security Agreement(2)

10.7	Financing Agreement between ITEX Corporation and Steven White(3)
10.8	ITEX Corporation 2004 Equity Incentive Plan(4)
10.9	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to the stockholders of BXI Exchange, Inc. (5)
10.10	Installment or Single Payment Note, with Security Agreement (5)
10.11	Amendment to Loan Agreement of December 2, 2004 (5)
14.1	Code of Ethics for CEO and Senior Financial Officers(3)
21	Subsidiaries of ITEX Corporation
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement 333-53289 on Form S-8, filed May 21, 1998.

(2)	Incorporated by reference to the Report on Form 8-K filed October 28, 2003

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the Fiscal Year Ended July 31, 2003, filed on November 13, 2003.

(4)	Incorporated by reference to the Proxy Statement on Schedule 14A, filed on February 13, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 6, 2005.

          b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended July 31, 2004:

Date of the Report	Item Reported

June 29, 2005	Entry into material definitive agreement to acquire BXI; Creation of a Direct Financial Obligation

July 29, 2005	Completion of acquisition of BXI

Item 14.	Principal Accountant Fees and Services

          Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to EKS&H” and is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 31, 2005	By:	/s/ Steven White

Steven White, Chief Executive Officer Interim Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 31, 2005	By:	/s/ Steven White

Steven White, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Date: October 31, 2005	By:	/s/ John Wade

John Wade, Secretary, Treasurer, Director

Date: October 31, 2005	By:	/s/ Eric Best

Eric Best, Director