Form 10QSB
period 2005-10-31
ITEX CORP
filed 2005-12-15
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

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

          As of October 31, 2005, the Company had 18,826,132 shares of common stock outstanding.

Transitional Small Business disclosure Format (check one):	Yes ☐ No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended October 31, 2005

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2005	July 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,195	$569
Accounts receivable, net of allowance of $211 and $211	1,113	1,208
Receivable - corporate offices sales	308	375
Prepaids and other current assets	151	195
Deferred tax asset	405	327

Total current assets	3,172	2,674
Property and equipment, net of accumulated depreciation of $22 and$17	66	49
Membership List, net of amortization of $83 and $21	1,413	1,475
Deferred tax asset	1,822	2,023
Goodwill	1,707	1,689
Other long-term assets	6	9
Receivable - corporate office sales, less current portion and less discount	1,285	1,206

Total assets	$9,471	$9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$103
Accounts payable to independent licensed brokers and franchises	1,064	833
Accrued payroll and taxes	112	76
Current portion of Notes Payable	616	650
Other current liabilities	378	398

Total current liabilities	2,335	2,060
Long-term liabilities:
Notes Payable, net of current portion	1,521	1,696

Total Liabilities	3,856	3,756

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,826 and 18,826 shares issued and outstanding, respectively	188	188
Additional paid-in capital	29,495	29,495
Unearned Stock Compensation	(66)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(23,992)	(24,228)

Total stockholders’ equity	5,615	5,369

Total liabilities and stockholders’ equity	$9,471	$9,125

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Three Months Ended October 31,

	2005	2004

	(unaudited)
Revenue:
ITEX Marketplace revenue	$3,721	$2,507

	3,721	2,507

Costs and expenses:
Cost of ITEX Marketplace revenue	2,625	1,673
Selling, general and administrative	681	604
Depreciation and amortization	67	3

	3,373	2,280

Income from operations	348	227
Other income (expense):
Interest & other income	(7)	28
Gain on sale of corporate-owned office	17	—

	10	28
Income before income taxes	358	255
Income tax expense (benefit)	122	(300)

Net income	$236	$555

Net income per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Average common and equivalent shares:
Basic	18,626	18,583
Diluted	18,786	18,583

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended October 31,

	2005	2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236	$555
Items to reconcile to net cash provided by (used in) operations:
Gain on the sale of corporate owned office	(17)	—
Recognition of imputed interest from corporate office receivables	(8)	(7)
Depreciation and amortization	67	3
Loss on disposal of equipment	2	—
Stock based compensation	10	—
Change in allowance for uncollectible receivables	—	40
Changes in operating assets and liabilities:
Accounts receivable	95	176
Deferred tax asset	123	(300)
Prepaids and other assets	47	(53)
Accounts payable, accrued payroll, and other current liabilities	78	(37)
Accounts payable to brokers	232	50

Net cash provided by operating activities	865	427

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(18)	—
Purchase of property and equipment	(24)	(14)
Advances on notes receivable	(69)	—
Payments received from notes receivable	82	83

Net cash provided by investing activities	(29)	69

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on third party indebtedness	(210)	—

Net cash provided (used) by financing activities	(210)	—

Net increase in cash and cash equivalents	626	496
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$1,195	$711

Supplemental cash flow information:
Cash paid for interest	37	—
Cash paid for taxes	—	3
Supplemental non-cash investing and financing activities
Sale of corporate-owned office (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except share and per share amounts)

NOTE 1 – DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

          ITEX Corporation was incorporated in October 1985 in the State of Nevada.  Through its independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, the Company operates a leading marketplace for cashless business transactions for which we act as third-party record-keeper.

Throughout these financial statements ITEX Corporation is referred to as “ITEX”, “we”, “us”, “our” and the “Company”.

Unaudited Interim Financial Information

          The accompanying unaudited consolidated financial statements have been prepared from our records without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of October 31, 2005; the results of operations (which consists of normal recurring items) for the three month periods ended October 31, 2005 and 2004; and cash flows for the three month periods ended October 31, 2005 and 2004.  The results of operations for the three month period ended October 31, 2005 is not necessarily indicative of the results for the entire fiscal year ending July 31, 2006.

          Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in our 2005 annual report filed on Form 10-KSB.

Segment Information

          We operate in and report on one segment (Cashless Business Transactions) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segment of an Enterprise and Related Information.

Principles of Consolidation

          The consolidated financial statements include the accounts of ITEX and its wholly-owned subsidiaries.  All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on our financial statements and notes.  Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, estimating any discount or impairment of notes receivable, estimating useful lives of property and equipment, valuing and estimating lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships and estimating tax valuation allowances.

Revenue Recognition

          We generate revenues from association fees, transaction fees, franchising fees and other fees.  We recognize revenue when:

•	persuasive evidence of an arrangement exists,

•	the transaction has occurred or an accounting cycle has ended,

•	the fees are fixed and determinable and

•	collection is considered probable

          Members pay an association fee each four-week accounting cycle and some members also pay annual dues on the anniversary date of their registration.  Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

Stock-Based Compensation

          We have issued stock grants to employees, outside contractors and outside directors. Stock-based compensation expense has been reflected in our results of operations only for fully vested shares in the period granted.  For all other share grants subject to vesting, deferred compensation has been recognized in the period of grant equal to the fair value of the shares at the time of grant.  As these shares vest, the deferred compensation is recognized.

NOTE 2 – CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

          We operate using four-week billing and payroll cycles.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes potential fluctuations in the comparative balances of cash, accounts receivable and accounts payable to brokers.  For example, if an autopay deposit falls near the end of a quarterly reporting period, it is likely our cash balance will be higher and our accounts receivable lower.  Similarly, the timing of our payments, based on four-week cycles, will potentially affect the comparative balance in commissions payable to brokers.  At October 31, 2005, there was $1,064 in commissions payable to brokers.  This commissions payable amount was higher at period end because our payment to the brokers was made in early November 2005.  The comparative accounts receivable balance for the quarters ended October 31, 2005 and July 31, 2005 were not materially affected by the accounting cycle end dates.

NOTE 3 - CORPORATE OFFICE RECEIVABLES –

          During fiscal 2004 the Company sold its five remaining corporate-owned offices to franchisees and an independent licensed broker. In April 2004, a note receivable from 2002, valued at $84, went into default.  In the third quarter of 2004, the Company took a $60 allowance against the note.  In the fourth quarter 2004, the Company deemed the note to be uncollectible and wrote-off the remaining $24.  In the first quarter of 2006, the Company sold this office for $17 and recorded a gain of $17.  Additionally there was an advance on notes receivable of $69 during the quarter ended October 31, 2005.

The aggregate total owed to the Company on October 31, 2005 is $1,593.  Balances owed range from $1 to $498. Payoff dates for the loans are scheduled between 2005 and 2011.

Corporate Office Sales

Sale Amount	Balance at October 31, 2005	Current Portion	Long-Term Portion

$2,695	$1,593	$308	$1,285

The activity for the three months ended October 31, 2005 was as follows:

Balance at July 31, 2005	$1,581
Accretion of discount	8
Sale of corporate-owned office	17
Advances on notes receivable	69
Payments received	(82)

Balance at October 31, 2005	$1,593

NOTE 4 - INTANGIBLE ASSET – MEMBERSHIP LIST

The Membership List intangible asset is from our acquisition of BXI in July 2005.  The gross and net carrying amounts of the acquired membership list intangible asset at October 31, 2005 and July 31, 2005 were as follows:

(in thousands)	October 31, 2005	July 31, 2005

Gross carrying amount	$1,496	$1,496
Accumulated amortization	(83)	(21)

Acquired membership list, net	$1,413	$1,475

The related amortization expense reflected in our results of operations totaled $62 for the three months ended October 31, 2005.

Estimated amortization expense for the remaining nine months of fiscal year 2006 and annually for the remaining useful life is as follows:

Fiscal year ending July 31,	Amoritization

2006	$187
2007	249
2008	249
2009	249
2010	249
2011	230

Total	$1,413

NOTE 5 – GOODWILL

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.

	7/31/05	Additions	10/31/05

Goodwill	$1,689	$18	$1,707

          As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill in the quarter ended July 31, 2005.  Pursuant to the terms of an Agreement of Merger, dated June 30, 2005, to the extent ITEX and its subsidiaries (including BXI) achieves certain revenue targets during its first 12 full fiscal quarter following the signing of the Merger Agreement, additional cash payments totaling up to $450 may occur.  The earnout is calculated on quarterly revenue in excess of $3,000 with a maximum quarterly earnout payment not to exceed $38.  The gross earnout payment for the quarter ended October 31, 2005 was $36 which was contractually reduced by $18 for legal expenses incurred for BXI related matters. The net earnout payment of $18 was recorded as goodwill.

NOTE 6 – CONTINGENCIES

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

          In June 2003, a complaint was filed against ITEX by a former Broker for wrongful termination and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York, County of New York, Index No.: 602031/2003).  Plaintiff, acting pro se at the time, sought damages against ITEX in the amount of $5 million and a preliminary injunction enjoining ITEX from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court vacated plaintiff’s temporary restraining order and in November 2003, denied his motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, ITEX was served with an amended complaint alleging claims of breach of contract, wrongful termination and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  ITEX believes the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.    In November 2005, ITEX filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties.  ITEX’s motion to dismiss was granted on December 12, 2005, without prejudice to plaintiff’s right to refile in the proper forum within a reasonable amount of time.

          In October 2005, ITEX was served with a complaint in Canada relating to an ITEX Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from ITEX for alleged fraud or deceit in the amount of CDN$1.3 million.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled, together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately CDN$26,000 ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the ITEX Marketplace.  We intend to seek enforcement of our member agreement, which includes changing the venue of the action to the United States and holding ITEX harmless from transaction disputes between members.

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

NOTE 7 – SUBSEQUENT EVENT

          On December 13, 2005, the Compensation Committee of the Board of Directors of ITEX Corporation awarded Steven White, Chairman, CEO and interim CFO, a discretionary stock bonus of 50 shares of common stock under the ITEX Corporation 2004 Equity Incentive Plan.  This discretionary bonus was granted as consideration for Mr. White’s personal guarantee of ITEX’s obligations under the $1.3 million note issued to our primary banking institution in order to partially fund the acquisition of BXI, and for providing personal real property as collateral.  The shares granted to Mr. White were fully vested and were valued at $.61, the closing price on the day of grant.  Mr. White was also granted a cash bonus of $13, approximately equal to the amount of the federal tax liability realized in connection with the grant of these shares.  The total value of the stock grant was $43 which we recorded as loan issuance costs and will be amortized over the remaining term of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed broker and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  At October 31, 2005, our Broker Network was comprised of about 95 Brokers.  Our business services and payment systems enable more than $250 million a year in transactions to be processed between 22,000 member businesses (collectively the “ITEX Marketplace”). We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by its members.  We generate our revenue by charging association fees and annual dues, percentage-based transaction fees and other fees.

          We charge ITEX members association fees ranging from $6 - $20 cash per each four-week accounting cycle ($78 - $260 annually) and $6 - $10 ITEX dollars per each four-week accounting cycle ($78 - $130 ITEX dollars annually).  Some members are also assessed annual dues in cash and trade, ranging from $60 to $90. Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

          In July 2005 we expanded our operations by acquiring BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now a wholly owned direct subsidiary of ITEX.  Our consolidated financial statements for the fiscal year ended July 31, 2005, included one month of BXI’s operations. The current quarter ended October 31, 2005, is the first period to report a full quarter of combined operations.

          Our net revenues for the first quarter of fiscal 2006 ended October 31, 2005 increased 48% from $2,507 to $3,721 compared to the same period in fiscal 2005. The primary reason for this increase in revenue for the first quarter was our acquisition of BXI.

          Income before income taxes for the quarter ended October 31, 2005 was $358, compared to $255 for the corresponding quarter for the previous year.  Net income for the quarter ended October 31, 2005 was $236, compared to $555 for the corresponding quarter for the previous year.  Net income in the quarter ended October 31, 2004 included the reduction of a valuation allowance and the recognition of a $300 deferred tax asset.  We are seeking to increase our revenues and correspondingly our net income, by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the feasibility of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS (in thousands)

Condensed Results

	Three Months Ended October 31,

	2005	2004

	(Unaudited)
Revenue	$3,721	$2,507
Operating Expenses	3,373	2,280

Operating Income	348	227
Other income (expenses) - net	(7)	28
Gain on sale of corporate offices	17	—

Income before income tax	358	255
Income tax (expense) benefit	(122)	300

Net income	$236	$555

Net income per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Average common and equivalent shares:
Basic	18,626	18,583
Diluted	18,786	18,583

          Revenue for the first quarter ended October 31, 2005, increased by 48% to $3,721 from $2,507 during the same period in the prior fiscal year.  This increase was primarily due to revenue generated by BXI members for the full quarter ended October 31, 2005 compared to no BXI revenue in the same period last fiscal year.  Revenue growth other than through acquisition at the corporate level will depend on ITEX’s ability to meet the challenge of expanding and enhancing its Broker Network. We intend to expand by increasing our per-member transactional volume, adding member businesses, and increasing the number of our new online listings and new business registrations.  In furtherance of this objective we intend to continue to enhance our payment processing technologies and product and service offerings, further develop our website, and assist our Broker Network to acquire certain local competitors.  As part of its Broker Network acquisition activities, ITEX may finance a portion of the acquisition cost and recover its investment over a period of time.

          Net income for the first quarter ended October 31, 2005 was $236, a decrease of $319 from the three months ended October 31, 2004 of $555.  This was primarily due to the recording of a reduction of the valuation allowance and the recognition of a $300 deferred tax asset in the first quarter of fiscal 2005.  Earnings per share for the first quarter ending October 31, 2005 and 2004 were $0.01 and $0.03 respectively.

Revenue, Costs and Expenses

          The following table sets forth, for the periods indicated, our selected consolidated financial information for the first quarters ended October 31, 2005 and 2004, with amounts expressed as a percentage of total revenues:

	Three Months Ended October 31,

	2005		2004

	Amount	Percent	Amount	Percent

Revenue:
ITEX Marketplace revenue	$3,721	100%	$2,507	100%
Costs and expenses:
Cost of ITEX Marketplace revenue	2,625	71%	1,673	67%
Selling, general and administrative	681	18%	604	24%
Depreciation and amortization	67	2%	3	0%

	3,373	91%	2,280	91%

Income from operations	348	9%	227	9%
Other income, net	10	0%	28	1%

Income before income taxes	358	10%	255	10%
Income tax (expense) benefit	(122)	-3%	300	12%

Net income	$236	6%	$555	22%

Net Revenue

          The ITEX Marketplace net revenues consist of association fees and annual dues, transaction fees, and other fees.  Total net revenues for the first quarter ended October 31, 2005 and 2004 were $3,721 and $2,507 respectively. Our net revenues increased 48% for the first quarter ended October 31, 2005 compared to 2004. The primary reason for the increase in revenue for the first quarter was due to revenue from the acquired BXI membership.

          Following are the components of net revenue applicable to the ITEX Marketplace, which are included in the consolidated totals:

	First Quarter Ended October 31,

Revenues by Category	2005	2004

Association fees	$891	$720
Annual dues (amortization of deferred revenue)	30	—
Transaction fees	2,702	1,682
Other fees	98	105

	$3,721	$2,507

Cost of Net Revenue

          Cost of net revenues consists of commissions paid to Brokers.  Cost of net revenues increased by $952 to $2,625 from $1,673 for the first quarter of the fiscal year ended July 31, 2006 compared to the same period for fiscal year 2005.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI.

Selling, General and Administrative Costs

          Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, website development, human resources, legal and other administrative expenses.  Selling, general and administrative expenses increased by $77 to $681 from $604 for the first quarter ended October 31, 2006 and 2005, respectively.  The increase in the first quarter compared to the prior year period was primarily due to $112 in integration costs and $41 in additional staff, postage and mailing services, promotional materials, telephone and other office expenses to support the acquired BXI customers.  We anticipate that our selling, general and administrative costs for the balance of fiscal 2006 on a dollar basis will be lower than the first quarter of fiscal 2006 as integration costs will be diminished.

          For the quarter ended October 31, 2005, we expended $18 for Broker Development compared to $46 expended in the quarter ended October 31, 2004.  During fiscal 2005 we sought to stimulate revenue growth through member acquisition programs and support of our Broker Network. The first phase of the investment program was a technology standardization commitment to provide each Broker with new computers for their office and staff.  The second phase involved Internet application improvements to our web site.  We do not expect to exceed fiscal 2005 expenditures for Broker Development during fiscal 2006.

          We expect selling, general and administrative costs to remain fairly constant in dollar terms in fiscal 2006 now that we have completed the addition of staff to support the integration of BXI and ongoing operations of the expanded ITEX Marketplace.

Depreciation and Amortization

          We recognized depreciation and amortization expense for the first quarter of fiscal year ended October 31, 2006 and 2005 of $67 and $3, respectively.  The increase for the first quarter of fiscal year 2006 is primarily due to the amortization of the BXI membership list.

Other Income (Expense)

          Other income (expense) includes interest earned on Notes Receivable, interest expense on Notes Payable and gain from the sale of a corporate-owned office.  Interest and other income for the first quarter ended October 31, 2005 decreased by $35 to $(7) from $28 for the same period in fiscal 2005.  The decrease is primarily due to $37 in interest expense attributable to the debt financing to fund the acquisition of BXI.   Prior to the acquisition of BXI, interest expense was negligible the last two fiscal years due to the absence of interest-bearing debt. The decrease in other income (expense) was partially offset by a $17 gain recognized for the sale of a corporate-owned office.

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $19,949 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  $358 was used during the first quarter to offset taxable income, resulting in $122 in income tax expense being recorded in the quarter ended October 31, 2005.

          As a result, $2,227 in net remaining potential tax savings has been recorded as a deferred tax asset since management believes it is more likely than not that the Company will generate future taxable income and realize these savings.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $9,471 and $9,125 at October 31, 2005 and July 31, 2005, respectively, representing an increase of $346 or 4%.  This increase resulted primarily due to the increase in cash and cash equivalents offset by the utilization of $122 of deferred tax assets. Our cash and cash equivalents totaled $1,195 and $569 as of October 31, 2005 and July 31, 2005, respectively, representing an increase of $626, or 110%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $66 at October 31, 2005 from $49 at July 31, 2005, primarily due to purchases of new computer and office equipment.

          Accounts receivable balances, net of allowances of $211 and $211, were $1,113 and $1,208 as of October 31, 2005 and July 31, 2005 respectively, representing a decrease of $95 or 8%.  This decrease was primarily due to increased collection activity at the end of quarter ended October 31, 2005 compared to July 31, 2005.

          Our total current liabilities were $2,335 and $2,060 at October 31, 2005 and July 31, 2005 respectively, representing an increase of $275 or 13%.  This increase was primarily attributable to increased commissions payable to BXI Area Directors.

          Currently, approximately 60% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system.  Prior to the acquisition of BXI, 86% of members participated in the Preferred Autopay system.  Less than 29% of the former BXI member base pay fees automatically by credit card or electronic funds transfer.   We expect accounts receivable and commissions payable to be higher in fiscal 2006 than historical averages due to the lower percentage of BXI members paying fees through electronic funds transfer or by credit cards.  However, we expect to increase the percentage of participation in the Preferred Member Autopay system during the 2006 fiscal year.

          The change in cash and cash equivalents is as follows:

	Three months ended October 31,

(in thousands)	2005	2004

Cash provided by operating activities	$865	427
Cash provided (used) by investing activities	(29)	69
Cash provided (used) by financing activities	(210)	0

Increase in cash and cash equivalents	$626	$496

          We have financed our liquidity needs over the last two fiscal years primarily through cash flow generated from operations.  Cash and cash equivalents increased by $626 during the first quarter of the fiscal year ending July 31, 2006.  As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost, subject to the consent of our secured creditors.  We maintain a $500 unused line of credit facility from our primary banking institution which expires January 29, 2006.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes, and if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and consolidated operating cash flows provide adequate resources to fund ongoing operating and debt service requirements.

          Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a significant impact on our business.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

          During the first quarter of the fiscal year ended July 31, 2006, our operating activities provided $865 compared to $427 provided for the same period of the fiscal year ended July 31, 2005.

Investing Activities

          For the first quarter of the fiscal year ending July 31, 2006, we reported net cash used by investing activities of $29, compared to net cash provided by investing activities of $69 during the same period of fiscal year 2005.  The fiscal 2006 cash used was primarily for integration costs associated with the acquisition of BXI.

Financing Activities

          For the first quarter of the fiscal year ending July 31, 2006, we reported net cash used by financing activities of $210 related to the repayment of indebtedness, compared to net cash used by financing activities of $0 during the same period of fiscal 2005.  Our fiscal 2005 financing activities included $1,300 cash borrowings for the acquisition of BXI as discussed below.

          On June 29, 2005, in order to partially fund the acquisition of BXI, we borrowed $1.3 million from U.S. Bank.  The promissory note issued to U.S. Bank to evidence the borrowing (“Bank Note”) provides for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest are payable in 47 monthly installments of $31 each, beginning August 5, 2005, with a maturity date of July 5, 2009.  Our obligations under the Bank Note are secured by security interests in our accounts receivable and general intangibles, as well as all inventory and equipment, and may be prepaid at any time.  The Bank Note has events of default and other provisions that are customary for a loan of this type, including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition, which if they occur may cause all outstanding obligations under the our Bank Note to be accelerated and become immediately due and payable.  Our obligations under the Bank Note are personally guaranteed by Steven White, our Chief Executive Officer, who also provided personal real property as collateral.  We paid 1% of the loan facility, or $13, as an origination fee to U.S. Bank.

          On June 30, 2005, in connection with the acquisition of BXI we issued $1,000 aggregate principal amount of 6.0% senior subordinated secured promissory notes due June 30, 2008 (“Merger Notes”).  The Merger Notes are secured obligations of ITEX and rank senior to all of our other obligations, except that the Merger Notes are subordinated to the U.S. Bank debt. Principal and interest on the Merger Notes, is payable in 36 equal monthly installments of $30 payable on the last day of each calendar month commencing on July 31, 2005.  Our obligations under the Merger Notes are not guaranteed by any third party.

          We have a revolving credit agreement to establish a $500 line of credit facility from our primary banking institution.  This is a short-term debt facility, with a maturity date of January 29, 2006.  We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.

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

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our fiscal 2005 annual report on Form 10-KSB.

Revenue Recognition

          We recognize revenue from various cash fees charged in managing the ITEX Marketplace when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

          We charge members of the ITEX Marketplace a cash association fee each four-week accounting cycle in accordance with our member agreements. Some members are assessed annual dues. We also receive cash transaction fees based on the ITEX dollar value of the transaction from both the buyer and the seller.  Members are billed at the end of each four-week accounting cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is typically 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each four-week cycle, the cash fee is typically 7.5% of the ITEX dollar amount of that member’s purchases and sales during the period.  Alternatively, certain members pay a 10% cash commission on the trade dollar amount of the member’s purchases and no commission when the member sells into the marketplace.

          We also generate ITEX dollar revenues from members, which revenues are not reflected in the accompanying financial statements and totaled $1,326 ITEX dollars in the quarter ended October 31, 2005.  We charge members an ITEX dollar association fee each four-week accounting cycle in accordance with our member agreements.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale and/or purchase of an item rather than cash transaction fees.

          ITEX dollar expenditures totaled $898 during the quarter ended October 31, 2005.  Expenditures are incurred from revenue sharing of association and transaction fees with our Broker Network in addition to general marketplace costs.  The Broker Network further receives incentives in the form of conventions and other benefits.  We provide ITEX dollar incentives to members through various programs, including referral fees and co-op advertising.

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

          Accounting for ITEX Dollar Activity

          During the quarter ended October 31, 2005, we earned $1,326 ITEX dollars and spent $898 ITEX dollars.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions we entered into with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered, which was zero.

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

Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator to execute transactions between ITEX Marketplace members. We pay commissions to our Brokers, after a billing cycle has closed, based on the transaction and association fees collected.  We report revenue based on the gross amount billed to the ultimate customer, the ITEX Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

          Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the ITEX Marketplace, act as a third-party record-keeper for transactions entered into by members, bill ITEX members directly pursuant to contractual agreements with them, collect all revenue, and assess the collectibility of our accounts receivable monthly.  Our revenues remain the property of ITEX.

Valuation of Notes Receivable

          We determine a present value of our notes receivable using a risk-adjusted discount rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  If material, the difference between the carrying value and the present value is recorded as a loan discount and is recognized as interest over the life of the loan.  As well, we periodically review our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

o	Significant underperformance relative to expected historical or projected future operating results.

o	Change in management of the franchisee or independent licensed broker responsible for the note.

          We look primarily to the undiscounted future cash flows in our assessment of whether or not notes receivable are at risk of being collected or recoverable.

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

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  Most recently during the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets, and a $2,227 deferred tax asset was recorded on the balance sheet at October 31, 2005.

          The deferred tax assets recorded represent management’s current estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2006.

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

          Our success depends on our ability to expand, retain and enhance our Broker Network.  We look to our Broker Network to enroll new ITEX members, train them in the use of the ITEX system, facilitate business among members, provide members with information about ITEX Marketplace products and services and assure the payment of our dues and fees.  Brokers have a contractual relationship with ITEX, typically for a renewable three or five-year term.  There can be no assurance that our Brokers will continue to participate in the ITEX Marketplace, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the ITEX Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the ITEX Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  During the quarter end October 31, 2005, approximately 8% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

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

          As noted in our annual report for the fiscal year ended July 31, 2005, in connection with the acquisition of BXI, management became aware of the existence of significant deficiencies in our internal controls over financial reporting.  These deficiencies were deemed by management not to be material weaknesses, and the identified errors were corrected prior to the issuance of our fiscal year end financial statements.  We contracted for experienced consulting support to identify and correct these issues.

          During the first quarter of fiscal 2006, management continued to identify the existence of deficiencies in our internal controls over financial reporting.  These deficiencies were deemed by management not to be material weaknesses, and any identified errors were corrected prior to the issuance of our financial statements as of and for the quarter ended October 31, 2005.  During the quarter, we dismissed an employee who was fulfilling the functions of controller and continued to utilize experienced consulting support to identify and correct these issues.  Management anticipates adding an experienced financial controller, but had not yet filled this position as of the date of this report.

          Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES

          On December 13, 2005, 50,000 shares of vested common stock were issued to an executive officer as compensation for his service to the Company.  See Item 5 below.  The shares were valued at $0.61 per share.  The recipient was accredited, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 5. OTHER INFORMATION

          On December 13, 2005, the Compensation Committee of the Board of Directors of ITEX Corporation awarded Steven White, Chairman, CEO and interim CFO, a discretionary stock bonus of 50,000 shares of common stock under the ITEX Corporation 2004 Equity Incentive Plan.   This discretionary bonus was granted as consideration for Mr. White’s personal guarantee of ITEX’s obligations under the $1.3 million note issued to our primary banking institution in order to partially fund the acquisition of BXI, and for providing personal real property as collateral.  The shares granted to Mr. White were fully vested and were valued at $.61, the closing price on the day of grant.  Mr. White was also granted a cash bonus of $12,700, approximately equal to the amount of the federal tax liability realized in connection with the grant of these shares.  Under his current compensation agreement, Mr. White is entitled to receive performance-based incentives tied to the business interests and achievement of strategic goals of the Company.  The Compensation Committee, in its discretion, may periodically award cash or stock bonuses on a recurring or nonrecurring basis in amounts that are determined by the Compensation Committee, taking into account factors used to determine the CEO’s base compensation, the achievement of growth, revenue, earnings or performance goals to be determined by the Compensation Committee, and any other factors the Compensation Committee determines to be relevant.  Mr. White is also eligible to participate in any benefit programs applicable to eligible employees generally that are adopted by the Board of Directors.

ITEM 6.  EXHIBITS

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

ITEX CORPORATION
(Registrant)

Date: December 15, 2005	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer