Form 10QSB
period 2006-01-31
ITEX CORP
filed 2006-03-01
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006.

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

As of January 31, 2006, the Company had 18,706,132 shares of common stock outstanding.

Transitional Small Business disclosure Format (check one):	Yes ☐ No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended January 31, 2006

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2006 (unaudited)	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$394	$569
Accounts receivable, net of allowance of $243 and $211	754	1,208
Receivable - corporate office sales	297	375
Prepaids and other current assets	230	195
Deferred tax asset	405	327

Total current assets	2,080	2,674
Property and equipment, net of accumulated depreciation of $27 and $17	66	49
Membership List, net of amortization of $145 and $21	1,351	1,475
Deferred tax asset	1,687	2,023
Goodwill	1,653	1,689
Receivable - corporate office sales, less current portion and less discount	1,251	1,206
Other long-term assets	4	9

Total assets	$8,092	$9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125	$103
Accounts payable to independent licensed brokers and franchises	817	833
Accrued payroll and taxes	97	76
Current portion of Notes Payable	309	650
Other current liabilities	324	398

Total current liabilities	1,672	2,060
Long-term liabilities:
Notes Payable, net of current portion	563	1,696

Total Liabilities	2,235	3,756

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,706 and 18,826 shares issued and outstanding, respectively	187	188
Additional paid-in capital	29,452	29,495
Unearned Stock Compensation	(44)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(23,728)	(24,228)

Tota1 stockholders’ equity	5,857	5,369

Total liabilities and stockholders’ equity	$8,092	$9,125

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JANUARY 31, 2006 AND 2005
(In thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Revenue:
ITEX Marketplace revenue	$4,029	$2,656	$7,750	$5,163

	4,029	2,656	7,750	5,163

Costs and expenses:
Cost of ITEX Marketplace revenue	2,761	1,750	5,386	3,423
Selling, general and administrative	884	669	1,565	1,273
Depreciation and amortization	69	3	136	7

	3,714	2,422	7,087	4,703

Income from operations	315	234	663	460
Other income (expense):
Net interest	1	25	(6)	48
Gain on sales of corporate-owned offices	—	—	17	—
Gain on extinguishment of debt	81	—	81	—
Other	3	20	3	25

	85	45	95	73
Income before income taxes	400	279	758	533
Income tax expense (benefit)	136	—	258	(300)

Net income	$264	$279	$500	$833

Net income per common share:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04
Average common and equivalent shares:
Basic	18,631	18,542	18,629	18,566
Diluted	18,791	18,542	18,789	18,566

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended January 31,

	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500	$833
Items to reconcile to net cash provided by operations:
Gain on the sale of corporate owned office	(17)	—
Gain on extinguishment of debt	(81)	—
Depreciation and amortization	136	7
Accretion of discount on Notes Receivable	(55)	(15)
Stock based compensation	58	54
Change in allowance for uncollectible receivables	32	40
Deferred income taxes	258	(300)
Changes in operating assets and liabilities:
Accounts receivable	422	291
Prepaids and other assets	55	(136)
Other assets	5	—
Accounts payable, accrued payroll, and other current liabilities	53	(84)
Accounts payable to brokers	(16)	(92)

Net cash provided by operating activities	1,350	598

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(48)	—
Purchase of property and equipment	(30)	(19)
Advances on notes receivable	(69)	—
Loans to Brokers, net of repayments of $21 and $3	(21)	(26)
Payments received from notes receivable	174	152

Net cash provided by investing activities	6	107

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,380)	—
Loan acquisition costs	(13)	—
Reacquired Shares from nonaffliated parties	—	(25)
Reacquired Shares from affliated parties	(138)	—

Net cash used by financing activities	(1,531)	(25)

Net increase (decrease) in cash and cash equivalents	(175)	680
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$394	$895

Supplemental cash flow information:
Cash paid for interest	69	—
Cash paid for taxes	10	3
Supplemental non-cash investing and financing activities
Sale of corporate-owned office (Note 3)
Common stock issued to guarantee a loan (Note 6)
Reduction of goodwill for purchase price revision (Note 5)

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended January 31, 2006
In thousands (except share and per share amounts)

NOTE 1 – DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

          ITEX Corporation was incorporated in January 1985 in the State of Nevada.  Through its independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, ITEX Corporation together with its subsidiary BXI Exchange, Inc. operate a leading marketplace for cashless business transactions for which we act as third-party record-keeper.

Throughout these financial statements ITEX Corporation and subsidiary collectively is referred to as “ITEX”, “we”, “us”, “our” and the “Company”.  BXI Exchange, Inc. is referred to as “BXI”.

Unaudited Interim Financial Information

          The accompanying consolidated financial statements, prepared from our records, have not been audited but, in our management’s opinion, include all adjustments necessary to present fairly our financial position as of January 31, 2006; our results of operations for the three and six month periods ended January 31, 2006 and 2005; and our cash flows for the six month periods ended January 31, 2006 and 2005.  Because of the cyclical nature of our operations, our results of operations for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending July 31, 2006.

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

Principles of Consolidation

          The consolidated financial statements include the accounts of ITEX and its wholly-owned subsidiary, BXI Exchange, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Operating and Accounting Cycles

          For each calendar year, we divide our operations into 13 four-week billing and payroll cycles always ending on a Thursday, our “operating cycle”.  For financial statement purposes, we report our results as of the last day of each calendar month, our “accounting cycle”.

Revenue Recognition

          We generate revenues from association fees, transaction fees, franchising fees and other fees.  We recognize revenue when:

•	persuasive evidence of an arrangement exists,

•	the transaction has occurred or an operating cycle has ended,

•	the fees are fixed and determinable and

•	collection is considered probable

          Members pay an association fee each four-week operating cycle and some members also pay annual dues on the anniversary date of their registration.  Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

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

Reclassifications

          Certain reclassifications have been made to the financial statements of the prior periods to conform to the January 31, 2006 presentation.  Such reclassifications had no effect on the results of operations, cash flows or stockholders’ equity.

NOTE 2 – CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

          The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash, accounts receivable and accounts payable to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the accounting cycle, members’ payments on accounts receivable balances may be greater or lesser.  The longer the time, the greater the amount of payments which, corresponding, would cause an increase in the reported cash balance and a decrease in the reported accounts receivable balance on the consolidated balance sheet.  The difference between the ITEX operating cycle ending date and the reporting date for each period was 12 days and 24 days, respectively.

NOTE 3 - CORPORATE OFFICE RECEIVABLES –

          In the first quarter of 2006, the Company sold a corporate-owned office it had regained possession of for $17 and recorded a gain of $17.  Additionally in the first quarter of fiscal 2006 there was an advance on a note receivable of $69, increasing current and long term balances, and a note was refinanced at current market rates eliminating the discount previously recorded at inception of the notes.  In the current quarter ended January 31, 2006, a note was refinanced at current market rates and the termination dates on some notes receivable were extended.

The aggregate total owed to the Company on January 31, 2006 is $1,548.  Balances owed range from $4.5 to $473. Payoff dates for the loans are scheduled between 2006 and 2013.

          Corporate Office Sales

Sale Amount	Balance at January 31, 2006	Current Portion	Long-Term Portion

$2,695	$1,548	$297	$1,251

The activity for the six months ended January 31, 2006 was as follows:

Balance at July 31, 2005	$1,581
Sale of corporate-owned office	17
Advances on notes receivable	69
Accretion of discount	55
Payments received	(174)

Balance at January 31, 2006	$1,548

NOTE 4 - INTANGIBLE ASSET – MEMBERSHIP LIST

The Membership List intangible asset is from our acquisition of BXI in July 2005.  The gross and net carrying amounts of the acquired membership list intangible asset at January 31, 2006 and July 31, 2005 were as follows:

(in thousands)	January 31, 2006	July 31, 2005

Gross carrying amount	$1,496	$1,496
Accumulated amortization	(145)	(21)

Acquired membership list, net	$1,351	$1,475

The related amortization expense reflected in our results of operations totaled $124 for the six months ended January 31, 2006.

Estimated amortization expense for the remaining six months of fiscal year 2006 and annually for the remaining useful life is as follows:

Fiscal year ending July 31,	Amoritization

2006 (Feb. - July)	$125
2007	249
2008	249
2009	249
2010	249
2011	230

Total	$1,351

NOTE 5 – GOODWILL

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.

	7/31/05	Additions	Reductions	1/31/06

Goodwill	$1,689	$48	$84	$1,653

          As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill in the quarter ended July 31, 2005.  Pursuant to the terms of the Agreement of Merger dated June 30, 2005, to the extent ITEX and its subsidiaries (including BXI) achieve certain revenue targets during the first 12 full fiscal quarter following the signing of the Merger Agreement, additional cash payments totaling up to $450 may occur.  The earnout is calculated on quarterly revenue in excess of $3,000 with a maximum quarterly earnout payment not to exceed $38.  The gross earnout payment for the quarter ended January 31, 2006 was $38 which was contractually reduced by $8 for legal expenses incurred for BXI related matters. The net earnout payment of $30 was recorded as an addition to goodwill in the period ended January 31, 2006.  The net earnout payments recorded as and addition to goodwill in the six month period ended January 31, 2006 were $48.

          In connection with the acquisition of BXI, we assumed litigation liabilities of $252.  In the quarter ended January 31, 2006, we reassessed the probable settlement and legal costs of these proceedings and deemed it appropriate to reduce the accrued liabilities by $84.  Correspondingly, we reduced goodwill for $84.

NOTE 6 – EQUITY

          On December 13, 2005, the Compensation Committee of the Board of Directors of ITEX Corporation awarded Steven White, Chairman, CEO and interim CFO, a discretionary stock bonus of 50 shares of common stock under the ITEX Corporation 2004 Equity Incentive Plan.   This discretionary bonus was granted as consideration for Mr. White’s personal guarantee of ITEX’s obligations under the $1.3 million note issued to our primary banking institution in order to partially fund the acquisition of BXI, and for providing personal real property as collateral.  The shares granted to Mr. White were fully vested and were valued at $.61, the closing price on the day of grant.  Mr. White was also granted a cash bonus of $13, approximately equal to the amount of the federal tax liability realized in connection with the grant of these shares.  This stock grant and payroll taxes paid has been treated as loan issuance costs and is being amortized over the three year term period of the note.

          On January 9, 2006 40 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The aggregate total of 120 shares was valued at $0.65 per share, the closing share price on the date of grant.  This compensation expense will be amortized over the directors’ one year term of service.

          We recognized $48 and $54 in stock based compensation in the second quarter of 2006 and 2005, respectively.  Compensation for the second quarter of 2006 was net of $15 due to the forfeiture of 40 shares granted to a former employee.  For the six month period ending January 31, 2006 and 2005, we recognized $58 and $54 in net stock based compensation.

          On January 12, 2006, the Company repurchased 250 shares from a stockholder for $0.55 cents per share, or $138.  The shares were immediately cancelled, reducing the overall common stock share count to 18,706 on a fully diluted basis.

NOTE 7 – LITIGATION AND CLAIMS

          During March 2005, ITEX was served and became party to a legal proceeding commenced in Australia on November 5, 2004, as amended January 18, 2005, initiated by certain persons who during 1998 and 1999 were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, ITEX became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs seek damages from ITEX and the named individuals for deceptive and misleading conduct or, alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. have requested damages in the amount of AUD$2,493,030 (approximately USD$1.9 million).  Plaintiff Garrity has requested damages in the amount of NZ$455,000 (approximately USD$325,000).  Plaintiffs allege they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with the knowledge and consent of ITEX.  Management intends to defend ITEX vigorously in the matter if it goes to trial but met with plaintiffs in August 2005 in an effort to settle the dispute.  Currently, the proceedings in Federal Court are temporarily stayed while the parties seek to memorialize the terms of a settlement agreement.

          In June 2003, a complaint was filed against ITEX by a former Broker for wrongful termination and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York, County of New York, Index No.: 602031/2003).  Plaintiff, acting pro se at the time, sought damages against ITEX in the amount of $5 million and a preliminary injunction enjoining ITEX from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court vacated plaintiff’s temporary restraining order and, in November 2003, denied his motion for a preliminary injunction.  Plaintiff failed to prosecute the action and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about January 12, 2005, ITEX was served with an amended complaint alleging claims of breach of contract, wrongful termination and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  ITEX believes the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.    In November 2005, ITEX filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties.  ITEX’s motion to dismiss was granted on December 12, 2005, without prejudice to plaintiff’s right to refile in the proper forum within a reasonable amount of time.

          In January 2005, ITEX was served with a complaint in Canada relating to an ITEX Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from ITEX for alleged fraud or deceit in the amount of CDN$1.3 million.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately CDN$26,000 ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the ITEX Marketplace.  In December 2005, ITEX filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in the ITEX Trading Rules.  The court is scheduled to rule on the motion in April 2006.

          We will vigorously defend against these lawsuits discussed above. While it is not feasible to predict the exact outcome of the proceedings, in our opinion, none of the foregoing proceedings should ultimately result in any liability that would have a materially adverse effect on our financial position, liquidity or results of operations.  We have not established any reserves for any potential liability relating to the foregoing litigation matters. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and generally payments made in such claims and actions have not been material to our Consolidated Financial Statements.

          From time to time we are subject to claims and litigation incurred in the ordinary course of business.  In management’s opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a materially adverse effect on our business or consolidated financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed broker and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  In July 2005 we expanded our operations by acquiring BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now a wholly owned direct subsidiary of ITEX.   At January 31, 2006, our Broker Network was comprised of about 95 Brokers.  Our business services and payment systems enable more than $250 million a year in transactions to be processed between 22 thousand member businesses (collectively the “ITEX Marketplace”). We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by its members.  We generate our revenue by charging association fees and annual dues, percentage-based transaction fees and other fees.

          We charge ITEX members association fees ranging from $6 - $20 cash per each four-week operating cycle ($78 - $260 annually) and $6 - $10 ITEX dollars per each four-week operating cycle ($78 - $130 ITEX dollars annually).  Some members are also assessed annual dues in cash and trade ranging from $60 to $90. Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

          Our revenues for the second quarter of fiscal 2006 ended January 31, 2006 increased 52% from $2,656 to $4,029 compared to the same period in fiscal 2005. Net cash provided by operating activities for the six month period ended January 31, 2006 increased 126% from $598 to $1,350 compared to the same period in fiscal 2005. The primary reasons for the increase in revenue and net cash provided by operations was an increase in transaction volume and cash collections as a result of our acquisition of BXI.

          Income before income taxes for the quarter ended January 31, 2006 was $400, compared to $279 for the corresponding quarter in the previous year.  Net income for the quarter ended January 31, 2006 was $264 compared to $279 for the corresponding quarter for the previous year.  We are seeking to increase our revenues and, correspondingly, our net income by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the economics of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS (in thousands, except for per share amounts)

Condensed Results

	Three Months Ended January 31,		Six Months Ended January 31,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
Revenue	$4,029	$2,656	$7,750	$5,163
Operating Expenses	3,714	2,422	7,087	4,703

Operating Income	315	234	663	460
Other income (expenses) - net	4	45	(3)	73
Gain on sale of corporate offices	—	—	17	—
Gain on extinguishment of debt	81	—	81	—

Income before income tax	400	279	758	533
Income tax expense (benefit)	136	—	258	300

Net income	$264	$279	$500	$833

Net income per common share:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04
Average common and equivalent shares:
Basic	18,631	18,542	18,629	18,566
Diluted	18,791	18,542	18,789	18,566

          Revenue for the quarter ended January 31, 2006 increased by 52% to $4,029 from $2,656 during the same period in the prior fiscal year.  Similarly, revenue in the six month period ended January 31, 2006, increased by 50% to 7,750 from $5,163 during the same period in the prior fiscal year. This increase in the three and six month periods ended January 31, 2006 was primarily due to revenue generated by the transaction volume of BXI members in these periods compared to the comparable periods last fiscal year prior to the acquisition of BXI.  Revenue growth other than through acquisition at the corporate level will depend on ITEX’s ability to meet the challenge of expanding and enhancing its Broker Network. We intend to expand by increasing our per-member transactional volume, adding member businesses, and increasing the number of our new online listings and new business registrations.  In furtherance of this objective we intend to continue to enhance our payment processing technologies and product and service offerings and to further develop our website. In addition, we may assist our Broker Network to acquire certain local competitors by financing a portion of the acquisition cost and recovering our investment over a period of time.

          Net income for the second quarter ended January 31, 2006 was $264, a decrease of $15 from the three months ended January 31, 2005 of $279.  Before taxes, net income for the comparable periods increased $121.  Earnings per share for the second quarters ended January 31, 2006 and 2005 were $0.01 and $0.02 respectively.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three and six month periods ended January 31, 2006 and 2005, with amounts expressed as a percentage of total revenues:

	Three Months Ended January 31,				Six Months Ended January 31,

	2006		2005		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue:
Marketplace revenue	$4,029	100%	$2,656	100%	$7,750	100%	$5,163	100%
Costs and expenses:
Cost of Marketplace revenue	2,761	69%	1,750	66%	5,386	69%	3,423	66%
Selling, general & administrative	884	22%	669	25%	1,565	20%	1,273	25%
Depreciation and amortization	69	2%	3	0%	136	2%	7	0%

	3,714	92%	2,422	91%	7,087	91%	4,703	91%

Income from operations	315	8%	234	9%	663	9%	460	9%
Other income, net	85	2%	45	2%	95	1%	73	1%

Income before income taxes	400	10%	279	11%	758	10%	533	10%
Income tax expense (benefit)	136	3%	—	0%	258	3%	(300)	-6%

Net income	$264	7%	$279	11%	$500	6%	$833	5%

Revenue

          The ITEX Marketplace revenue consists of association fees and annual dues, transaction fees, and other fees.  Total revenue increased to $4,029 from $2,656 for the quarters ended January 31, 2006 and 2005, respectively and increased for the six month periods ended January 31, 2006 and 2005, to $7,750 from $5,163 respectively. The primary reason for the increase in revenue for the three and six month periods ended January 31, 2006 was due to revenue from increased transaction volume due to the acquired BXI membership.

          The following are the components of revenue applicable to the ITEX Marketplace which are included in the consolidated totals:

	Three Months ended January 31,		Six Months ended January 31,

Revenue by Category	2006	2005	2006	2005

Association fees	$982	$736	$1,873	$1,456
Annual dues (amortization of deferred revenue)	16	—	$46
Transaction fees	2,957	1,851	5,659	3,533
Other fees	74	69	172	174

	$4,029	$2,656	$7,750	$5,163

Costs of Revenue

          Costs of revenue consist of commissions paid to Brokers.  Costs of revenue increased by $1,011 to $2,761 from $1,750 for the quarters ended January31, 2006 and 2005, respectively and increased $1,963 from $3,423 to $5,386 for the six month periods ended January 31, 2006 and 2005, respectively.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI.

Selling, General and Administrative Costs

          Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, website development, legal and other administrative expenses.  Selling, general and administrative expenses increased by $215 to $884 from $669 or 32% for the quarters ended January 31, 2006 and 2005, respectively.  In the second quarter of 2006, our legal expenses increased by $41, outside services increased by $44, and reserve for bad debts increased by $118 as compared with the second quarter of 2005.  Selling, general and administrative expenses increased $292 from $1,273 to $1,565 for the six month periods ended January 31, 2006 and 2005, respectively.  The increase for the six month periods was primarily due to increased expenses for legal of $39, outside consultants of $81, reserve for bad debts of $118 and integration and miscellaneous costs to support the acquired BXI customers.  As a percentage of revenue, selling, general and administrative expenses decreased to 22% for the current quarter from 25% and decreased to 20% for the six month period from 25% in the prior year periods, respectively.

Depreciation and Amortization

          We recognized depreciation and amortization expense for the three months ended January 31, 2006 and 2005 of $69 and $3, respectively.  For the six month periods ended January 31, 2006 and 2005, we recognized $136 and $7 respectively.  The increases are primarily due to the amortization of the BXI membership list acquired in the fourth quarter of fiscal 2005.

Other Income (Expense)

          Other income (expense) includes interest earned on Notes Receivable, interest expense on Notes Payable, gain from the sale of corporate-owned offices and gain from extinguishment of debt.  Net interest income for the second quarter ended January 31, 2006 was $1 as compared to net interest income of $25 for the same period in fiscal 2005.  This is due to the fiscal 2006 interest on Notes Payable used to finance the acquisition of BXI.  Prior to the acquisition of BXI, interest expense was negligible the last two fiscal years due to the absence of interest-bearing debt.  In the six month period ended we recognized a gain of $17 on the sale of corporate-owned offices.  In the second quarter ended January 31, 2006, we recognized a gain of $81 for the prepayment of long term debt (see below in Financial Condition).

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $19,949 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  In the quarter and six month period ended January 31, 2006, we offset $400 and $758 of taxable income with $136 and $258 in tax expense, accordingly.  This reduced our deferred tax asset to $2,092, an amount that management believes it is more likely than not that the Company will realize with future taxable income.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $8,092 and $9,125 at January 31, 2006 and July 31, 2005, respectively, representing a decrease of $1,033 or 11%.  This decrease resulted primarily due to the reduction in cash and cash equivalents when we used excess balances for payments to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  Other components of the decrease in total assets include the utilization of $258 of deferred tax assets and an increase in our accounts receivable allowance as of January 31, 2006. Our cash and cash equivalents totaled $394 and $569 as of January 31, 2006 and July 31, 2005, respectively, representing a decrease of $175, or 31%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $66 at January 31, 2006 from $49 at July 31, 2005 primarily due to purchases of new computer and office equipment.

          Accounts receivable balances, net of allowances of $243 and $211, were $754 and $1,208 as of January 31, 2006 and July 31, 2005, respectively.  This represents a decrease of $454 or 38%.  Depending on the length of time between the end of the operating cycle and the accounting cycle, members’ payments on accounts receivable balances may be greater or lesser.  The longer the time, the greater the amount of payments, corresponding, would cause an increase in the reported cash balance and a decrease in the reported accounts receivable balance on the consolidated balance sheet.  The difference between the ITEX operating cycle ending date and the reporting date for each period was 12 days and 24 days, respectively.

          The allowance as a percentage of accounts receivable was 24% and 15% for the periods ended January 31, 2006 and July 31, 2005, respectively.  In the quarter ended January 31, 2006, we increased our accounts receivable allowance and wrote-off certain accounts totaling $118 to reflect a larger percentage of members not participating in our Preferred Autopay system.  Prior to the acquisition of BXI, approximately 86% of members participated in the Preferred Autopay system.  Upon acquisition, less than 29% of the acquired BXI member base pay fees automatically by credit card or electronic funds transfer. Because of the additional BXI members in our member base, as of January 31, 2006, the percentage of members paying fees automatically by credit card or electronic funds transfer has been diluted to approximately 60%. Because there is a much better collectibilty rate for members using our Preferred Autopay system, we intend to continue to utilize enticements such as a lower commission percentage to convert members and increase the percentage of participation in the Autopay system in future periods.  Until that time, we have reassessed our accounts receivable allowance accordingly.

          Our total current liabilities were $1,672 and $2,060 at January 31, 2006 and July 31, 2005 respectively, representing a decrease of $388 or 19%.  This decrease was primarily attributable to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  These payments are described in more detail below.

          The change in cash and cash equivalents is as follows:

	Six months ended January 31,

(in thousands)	2006	2005

Cash provided by operating activities	$1,350	$598
Cash provided by investing activities	6	107
Cash used by financing activities	(1,531)	(25)

Increase (decrease) in cash and cash equivalents	$(175)	$680

          We have financed our liquidity needs over the last two fiscal years primarily through cash flow generated from operations.  For the six month period ended January 31, 2006, cash flow from operations was $1,350 compared to $598 provided for the same period in the prior year, a 126% increase.  Cash and cash equivalents decreased by $175 for the six month period ended January 31, 2006, compared to a $680 increase in the corresponding period in the prior year. The decrease was primarily due to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI Exchange Inc.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. We fully paid off these notes two and one-half years prior to their maturity.  An advance $250 principal payment was made to US Bank to reduce our indebtedness.  As a result of these payments, we recorded a gain of $81 in the quarter ended January 31, 2006 and anticipate interest savings of approximately $100 over the life of the notes and term loan.  This interest savings will further increase our cash flow from operations.  Also, in the quarter ended January 31, 2006, we repurchased 250 shares from a stockholder for $0.55 cents per share, or $138.   Primarily as a result of the reduction in our long-term liabilities, our stockholder’s equity increased to $5,857 at January 31, 2006, compared to $5,369 at July 31, 2005.

          As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost, subject to the consent of our secured creditor.

          During the quarter, our primary banking institution increased the maximum loan amount under our revolving credit facility from $500 to $1,000.  The revolving loan facility provides for a floating interest rate at the prime rate established by our bank.  The aggregate borrowings under the loan facility may not exceed 80% of our eligible accounts receivable and other eligible accounts.  Our obligations under the revolving credit agreement are secured by security interests in our accounts receivable and general intangibles.  The revolving credit agreement requires us, among other things, to maintain certain minimum levels of net working capital and tangible net worth and meet certain minimum financial ratios, so that any advances by our bank are subject to the bank’s continuing satisfaction with our financial condition.  The revolving credit agreement has events of default and other provisions that are customary for a facility of this type, including material borrowings from any third party.  This is a short-term debt facility, with a maturity date of November 30, 2006.  The line of credit will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make future expenditures related to the growth and expansion of our business model.

- 15  -

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

Operating Activities

          For the six month period ended January 31, 2006, our operating activities provided $1,350 compared to $598 provided for the same period in the prior year, a 126% increase.  The increase in net cash provided by operations is attributed to increased cash collections activity as a result of the acquisition of BXI.

Investing Activities

          For the six month period ended January 31, 2006, we reported net cash provided by investing activities of $6 compared to $107 provided during the same period of fiscal year 2005.

Financing Activities

          For the six month period ended January 31, 2006, we reported net cash used by financing activities of $1,531 related to the repayment of indebtedness, compared to net cash used by financing activities of $25 during the same period of fiscal 2005.

          In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. These notes were prepaid in full, two and one-half years prior to maturity.  A $250 principal payment was made to US Bank, reducing the balance on the Company’s outstanding term loan. As a result of these payments, we recognized a principal discount of $81 in the quarter ended January 31, 2006 and anticipate interest savings of approximately $100 over the life of the notes and term loan.

          We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution.  This is a short-term debt facility, with a maturity date of November 30, 2006.  We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.

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

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our fiscal 2005 annual report on Form 10-KSB.

Revenue Recognition

          We recognize revenue from various cash fees charged in managing the ITEX Marketplace when persuasive evidence of an arrangement exists, the transaction has occurred or an operating cycle has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

          We charge members of the ITEX Marketplace a cash association fee each four-week operating cycle in accordance with our member agreements. Some members are assessed annual dues. We also receive cash transaction fees based on the ITEX dollar value of the transaction from both the buyer and the seller.  Members are billed at the end of each four-week operating cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is typically 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each operating cycle, the cash fee is typically 7.5% of the ITEX dollar amount of that member’s purchases and sales during the cycle.  Alternatively, certain members pay a 10% cash commission on the ITEX dollar amount of the member’s purchases and no commission when the member sells into the marketplace.  In the quarter ended January 31, 2006, our transaction volume exceeded $65 million by processing more than 90 thousand transactions.

          We also generate ITEX dollar revenues from members.  These revenues are not reflected in the accompanying financial statements and totaled $2,762 ITEX dollars in the six month period ended January 31, 2006.  We charge members an ITEX dollar association fee each four-week operating cycle in accordance with our member agreements.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale and/or purchase of an item rather than cash transaction fees.

          ITEX dollar expenditures totaled $2,548 during the six month period ended January 31, 2006.  Expenditures are incurred from revenue sharing of association and transaction fees with our Broker Network in addition to general marketplace costs.  The Broker Network further receives incentives in the form of conventions and other benefits.  We provide ITEX dollar incentives to members through various programs including referral fees and co-op advertising.

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

          Accounting for ITEX Dollar Activity

          During the six month period ended January 31, 2006, we earned $2,762 ITEX dollars and spent $2,548 ITEX dollars.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions we entered into with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered which was zero.

          When we receive ITEX dollars, we receive them in connection with on-going services provided to members with our primary focus being on receiving cash fees for our services in operating the ITEX Marketplace.  We believe we cannot reasonably separate the value of these services compared to those provided in receiving cash fees, and, in fact, the value is insignificant to us since our primary focus is on generating cash fees from our members.

          Our accounting policy follows accounting guidance of EITF 93-11, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under APB 29.  The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  In our case, it has been presumed that the fair value of the non-monetary asset exchanged is typically more clearly evident than the fair value of the ITEX dollar received.  This presumption might be overcome if we could convert ITEX dollars into cash in the near term, as evidenced by a historical practice of converting ITEX dollars into cash shortly after receipt, or if quoted market prices existed for the ITEX dollar.

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with our Brokers in the form of per operating cycle association fees and transaction fees based upon member transactions consummated;

•	Sales incentives to our Brokers based upon new members who have registered in our Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for their ITEX dollars spent on a transaction in which the member is dissatisfied.

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

Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator to execute transactions between ITEX Marketplace members. We pay commissions to our Brokers, after an operating cycle has closed, based on the transaction and association fees collected.  We report revenue based on the gross amount billed to the ultimate customer, the ITEX Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

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

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  During the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets.  As of January 31, 2006, management continues to support this conclusion.  Accordingly, a $2,092 deferred tax asset was recorded on the consolidated balance sheet at January 31, 2006.

          The deferred tax asset recorded represents management’s current estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2006.

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

          We are working toward a goal of sustained profitability and had profitable operations during fiscal 2005 and 2004.    Our core business had modest growth during fiscal 2005, with revenue increasing 1% from the prior fiscal year.  We have experienced significant revenue growth during fiscal 2006 from consolidating BXI operations.  Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the ITEX Marketplace and simplifying transactions with our Internet applications.  As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financed, secure repayment by granting a security interest in our assets.  However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for these endeavors will be available.  Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

          Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations.   Although management believes ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and Interim CFO Steven White.  Management places heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with our current executive officers, including Mr. White.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing and support personnel.  We face the risk that if we are unable to attract and integrate new personnel or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

          Although we believe that our financial condition is stable and that our cash balances and cash flows from operations provide adequate resources to fund our ongoing operating requirements, we have limited funds and have incurred recent contractual obligations. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.

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

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  During the quarter end January 31, 2006, approximately 8% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the US dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

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

          As noted in our annual report for the fiscal year ended July 31, 2005, and our quarterly report for the first quarter of fiscal 2006, management became aware of the existence of significant deficiencies in our internal controls over financial reporting.  These deficiencies were deemed by management not to be material weaknesses, and the identified errors were corrected prior to the issuance of our periodic financial statements.  We contracted for experienced consulting support to identify and correct these issues.  During the quarter ended January 31, 2006, we hired an experienced employee to fulfill certain functions of financial controller and continued to utilize experienced consulting support to identify and correct these issues.  Management believes the new controller will adequately assess the company’s internal control environment and help mitigate the risk of financial statement misstatement.

          Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 – Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES

          On December 13, 2005, 50,000 shares of common stock were awarded Steven White by the Compensation Committee as a discretionary stock bonus under the ITEX Corporation 2004 Equity Incentive Plan.  This discretionary bonus was granted as consideration for Mr. White’s personal guarantee of ITEX’s obligations under the $1.3 million note issued to our primary banking institution in order to partially fund the acquisition of BXI, and for providing personal real property as collateral.  The shares granted to Mr. White were fully vested and were valued at $.61, the closing price on the day of grant.  The recipient was accredited, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          On January 9, 2006 40,000 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The aggregate total of 120,000 shares was valued at $0.65 per share.  The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

          The following table provides information about purchases by the Company during the quarter ended January 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

11/01/05 - 11/30/05	—	$0.00	—	—
12/01/05 - 12/31/05		$0.00	—	—
01/01/05 - 01/31/05	250,000	$0.55	—	—

          (1) We purchased 250,000 shares of our common stock in a privately negotiated repurchase of vested stock from a stockholder.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of our stockholders was held on January 9, 2006 in Bellevue, Washington.  Our common stock was the only class of securities entitled to vote at the Annual Meeting.  Only stockholders of record at the close of business on November 14, 2004 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting.  As of the Record Date, there were 18,826,132 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon.  There were 14,614,000 shares represented at the Annual Meeting in person or by proxy, representing 78 percent of the total number of shares outstanding.  Only one proposal was submitted for a vote by the stockholders as summarized below.

PROPOSAL # 1 - Election of directors.

          The following directors were elected to serve on the ITEX Board of Directors for a one-year term.  No other director’s term of office continued after the meeting.

		Vote of the Stockholders

Directors	Positions and Offices Held Within the Company	For	Against	Withheld

Steven White	CEO, Interim CFO President, Director	14,561,351	400	52,249

Eric Best	Director	14,564,945	0	49,055

John Wade	Director, Secretary, Treasurer	14,561,351	400	52,249

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 1, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer