Form 10QSB
period 2006-04-30
ITEX CORP
filed 2006-06-06
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ________________________

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

          As of April 30, 2006, the Company had 18,406,132 shares of common stock outstanding.

          Transitional Small Business disclosure Format (check one):

Yes ☐	No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended April 30, 2006

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2006	July 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	638	569
Accounts receivable, net of allowance of $329 and $211	819	1,208
Notes receivable - corporate office sales	283	375
Prepaid expenses	254	142
Deferred tax asset	545	327
Other current assets	94	53

Total current assets	2,633	2,674
Property and equipment, net of accumulated depreciation of $34 and $17	71	49
Membership list, net of amortization of $208 and $21	1,288	1,475
Deferred tax asset	1,396	2,023
Goodwill	1,672	1,689
Notes receivable - corporate office sales, less current portion	1,204	1,206
Other long-term assets	1	9

Total assets	8,265	9,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	42	108
Commissions payable	263	—
Accrued payroll, benefits and other expenses	418	434
Accrued commissions	457	833
Deferred revenue	172	35
Advance payments	123	—
Current portion of notes payable	308	650

Total current liabilities	1,783	2,060
Long-term liabilities:
Notes payable, net of current portion	492	1,696

Total Liabilities	2,275	3,756
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,406 and 18,826 shares issued and outstanding, respectively	184	188
Additional paid-in capital	29,290	29,495
Unearned stock compensation	(38)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(23,436)	(24,228)

Total stockholders’ equity	5,990	5,369

Total liabilities and stockholders’ equity	8,265	9,125

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED
APRIL 30, 2006 AND 2005
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Revenue:
ITEX Marketplace revenue	$3,419	$2,345	$11,169	$7,508
Costs and expenses:
Cost of ITEX Marketplace revenue	2,434	1,676	7,820	5,099
Selling, general and administrative	479	516	2,044	1,790
Depreciation and amortization	69	3	205	10

	2,982	2,195	10,069	6,899

Income from operations	437	150	1,100	609
Other income:
Net interest	6	22	—	71
Gain on sales of corporate-owned offices	—	—	17	—
Gain on extinguishment of debt	—	—	81	—
Other	—	—	3	25

	6	22	101	96

Income before income taxes	443	172	1,201	705
Income tax expense (benefit)	151	(1,960)	409	(2,260)

Net income	$292	$2,132	$792	$2,965

Net income per common share:
Basic	$0.02	$0.11	$0.04	$0.16
Diluted	$0.02	$0.11	$0.04	$0.16
Average common and equivalent shares:
Basic	18,428	18,588	18,563	18,571
Diluted	18,588	18,588	18,737	18,571

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended April 30,

	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792	$2,965
Items to reconcile to net cash provided by operating activities:
Gain on the sale of corporate owned office	(17)	—
Gain on extinguishment of debt	(81)	—
Recognition of imputed interest	(62)	(23)
Stock based compensation	98	54
Depreciation and amortization	205	7
Change in allowance for uncollectible receivables	118	40
Deferred income taxes	409	(2,260)
Changes in operating assets and liabilities:	—
Accounts receivable	271	249
Prepaid expenses	(79)	(88)
Other current assets	(22)	6
Other long term assets	8	—
Accounts payable	19	(61)
Commissions payable	263	(216)
Accrued payroll, benefits and other expenses	(16)	18
Accrued commissions	(376)	223
Deferred revenue	137	—
Advance payments	123	—

Net cash provided by operating activities	1,790	914

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(68)	—
Payments received from notes receivable	242	212
Advances on notes receivable	(69)	—
Loans to brokers, net of repayments of $34 and $3	(19)	(22)
Purchase of property and equipment	(39)	(26)

Net cash provided by investing activities	47	164

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,452)	—
Repurchase of common stock	(303)	(25)
Loan acquisition costs	(13)	—

Net cash used in financing activities	(1,768)	(25)

Net increase in cash	69	1,053
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$638	$1,268

Supplemental cash flow information:
Cash paid for interest	84	—
Cash paid for taxes	51	28
Supplemental non-cash investing and financing activities
Sale of corporate-owned office (Note 3)
Reduction of goodwill for purchase price revision (Note 5)

See Notes to Consolidated Financial Statements

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2006
In thousands (except per share amounts)

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

Basis of Presentation

          The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. For further information, these statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended July 31, 2005.

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on our financial statements and notes.  Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, estimating any discount or impairment of notes receivable, estimating useful lives of property and equipment, valuing and estimating lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships and estimating tax valuation allowances.

Operating and Accounting Cycles

          For each calendar year, we divide our operations into 13 four-week billing and payroll cycles always ending on a Thursday, our “operating cycle”.  For financial statement purposes, we report our results as of the last day of each calendar month, our “accounting cycle”.

Impairment of Long-Lived Assets

          We account for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which advises that when changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets are evaluated for impairment. An impairment analysis related to long-lived assets requires the assessment of expected future undiscounted cash flows over the remaining useful life of the asset.  If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Intangible Assets

          Deferred financing costs incurred in obtaining our note payable are capitalized and amortized as interest expense over the life of the related borrowings. Goodwill from our acquisition of BXI is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. An impairment analysis of goodwill requires the use of a fair-value based analysis.  Impairment would result in a write down to fair market value as necessary.

Revenue Recognition

          We generate revenues from association fees, transaction fees, franchising fees and other fees.  We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or an operating cycle has ended, the fees are fixed and determinable and collection is considered probable.

          Members pay an association fee each four-week operating cycle and some members also pay annual dues on the anniversary date of their registration.  Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

Share-Based Compensation

          Effective February 1, 2006, the Company adopted SFAS No. 123(R) Share Based Payment and accounts for stock-based compensation to employees and non-employee members of its Board of Directors accordingly.   SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method, which requires application of the accounting standard to shares issued, modified, repurchased or cancelled on or after February 1, 2006. Application to existing shares is not required and consolidated financial statements for prior periods should not be restated.

During the third quarter of 2006, the Company did not have any stock issuances or other activity with compensatory shares that would require treatment under SFAS No. 123(R).  As seen in the table below, there was no financial effect on the Company’s consolidated financial statements related to SFAS No. 123(R) as of and for the three months ended April 30, 2006.  The Company expects that the adoption of SFAS No. 123(R) will not have a significant effect on the Company’s future operating results from its current and future equity incentives.  The Company only intends to use restricted stock as equity incentives.  These incentives may have a material effect on the Company’s consolidated financial statements.  We do not have outstanding stock options as April 30, 2006 and we do not intend to issue stock options in the future.

          The Company has unvested restricted stock grants issued prior to February 1, 2006 to employees and non-employee members of its Board of Directors (see Note 6). Stock-based compensation expense in accordance with the provisions of APB No. 25 has been reflected in our results of operations.

          The following table presents the pro-forma effects on net income as if the provisions of SFAS 123(R) had been applied to all previous periods:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

Net Income - as reported	$292	$2,132	$792	$2,965
Add: stock-based compensation expense included in reported net income, net of tax	26	—	64	35
Deduct: stock-base compensation expense determined under the fair value method, net of tax	(26)	—	(64)	(35)

Pro forma net income	$292	$2,132	$792	$2,965

Net income per share:
Basic and diluted - as reported	$0.02	$0.11	$0.04	$0.16
Basic and diluted - pro forma	$0.02	$0.11	$0.04	$0.16

          On March 15, 2004, stockholders adopted the 2004 Equity Incentive Plan under which 2,000 share of stock or stock options were reserved and available for grant and issuance.  As of April 30, 2006, there are 845 shares of stock or stock options remaining for future grants under the 2004 Equity Incentive Plan.

Operating Leases

          The Company accounts for its office lease in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended). Accordingly, because the lease has scheduled rent escalation clauses, the Company records minimum rental payments on a straight-line basis over the term of the lease.  Additionally, the lease contains tenant improvement allowances and rent incentives.  The Company records the appropriate deferred rent liability or asset and that deferred rent is amortized over the term of the lease as an adjustment to rent expense.

Reclassifications

          Certain reclassifications have been made to the financial statements of the prior periods to conform to the April 30, 2006 presentation.  Such reclassifications had no effect on the results of operations, cash flows or stockholders’ equity in those periods.

NOTE 2 – CASH, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE AND ACCRUED COMMISSIONS

          Commissions Brokers are computed on cash collections of our revenues from association fees, transactions fees, and other fees.  Commissions payable include amounts owed for the most recently ended operating cycle. Most commissions are paid in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions accrued are the estimated commissions on the net accounts receivable balance.

          The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash, accounts receivable, commissions payable and accrued commissions presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may be greater or lesser.  The longer the time, the greater amount of payments cause an increase in the reported cash balance and a decrease in the net accounts receivable balance on the consolidated balance sheet.  Correspondingly, the decrease in the net accounts receivable causes a decrease in the accrual to Brokers.  The difference between the ITEX operating cycle ending date and the reporting date for April 30, 2006 and July 31, 2005 was 17 days and 24 days, respectively.  In July 2005, the 24 day difference allowed time to pay both tranches of the payable to Brokers leaving $0 payable at July 31, 2005.

NOTE 3 – NOTES RECEIVABLE – CORPORATE OFFICE SALES

          In the first quarter of 2006, the Company sold a corporate-owned office it had regained possession of for $17 and recorded a gain of $17.  Additionally in the first quarter of fiscal 2006 there was an advance on a note receivable of $69, increasing current and long term balances, and a note was refinanced at current market rates eliminating the discount previously recorded at the inception of the note.  In the second quarter, a note was refinanced at current market rates and the termination dates on some notes receivable were extended.  In the third quarter, a note was extended and the periodic payments reduced accordingly.

          The aggregate total owed to the Company on April 30, 2006 is $1,487.  Balances owed range from $3 to $411.  Payoff dates for the loans are scheduled between 2006 and 2014.

Original Principal Balance on Notes	Balance Receivable at April 30, 2006	Current Portion	Long-Term Portion

$2,695	$1,487	$283	$1,204

          The activity for the nine months ended April 30, 2006 was as follows:

Balance at July 31, 2005	$1,581
Sale of corporate-owned office	17
Advances on notes receivable	69
Accretion of Interest income	62
Payments received	(242)

Balance at April 30, 2006	$1,487

NOTE 4 - INTANGIBLE ASSET – MEMBERSHIP LIST

          The Membership List intangible asset is from our acquisition of BXI in July 2005.  The gross and net carrying amounts of the acquired membership list intangible asset at April 30, 2006 and July 31, 2005 were as follows:

	April 30, 2006	July 31, 2005

Gross carrying amount	$1,496	$1,496
Accumulated amortization	(208)	(21)

Acquired membership list, net	$1,288	$1,475

          The related amortization expense reflected in our results of operations totaled $187 for the nine months ended April 30, 2006.

          Estimated amortization expense for the remaining quarter of 2006 and annually for the remaining useful life is as follows:

Fiscal year ending July 31,	Amoritization

2006 (May - July)	$62
2007	249
2008	249
2009	249
2010	249
2011	230

Total	$1,288

NOTE 5 – GOODWILL

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.

          The activity for the nine months ended April 30, 2006 was as follows:

Balance at July 31, 2005	$1,689
Additions	68
Reductions	(85)

Balance at April 30, 2006	$1,672

          As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill to the 2005 financial statements.  Pursuant to the terms of the Agreement of Merger dated June 30, 2005, to the extent ITEX and its subsidiaries (including BXI) achieve certain revenue targets during the first 12 full fiscal quarters following the signing of the Merger Agreement, a maximum of $450 additional cash payments may be payable based on earnings over these quarters.  The “earnout” is calculated on quarterly revenue in excess of $3,000 less certain legal expenses.  The maximum quarterly payment before deductions is $38.  The gross earnout payment for the quarter ended April 30, 2006 was $21.  After a reduction of $1 for legal expenses incurred for BXI related matters, the net earnout payment for the third quarter was $20. This amount was recorded as an addition to goodwill in the period ended April 30, 2006.  The net earnout payments recorded as an addition to goodwill in the nine month period ended April 30, 2006 were $68.

          In connection with the acquisition of BXI, we assumed litigation liabilities of $252.  In the second quarter of 2006, we reassessed the probable settlement and legal costs of these proceedings and deemed it appropriate to reduce the accrued liabilities and, correspondingly, goodwill by $85.

NOTE 6 – EQUITY

          Under the provisions of APB No. 25, we recognized $36 and $0 in stock based compensation in the third quarter of 2006 and 2005, respectively, for shares to employees and non-employee members of its Board of Directors.  For the nine month period ending April 30, 2006 and 2005, we recognized $98 and $54 in net stock based compensation on these shares.  All of these shares were issued prior to our adoption of the provisions of SFAS 123(R) but were accounted for effectively the same as the fair value recognition provisions of SFAS 123(R).

          In the third quarter of 2006, the Company repurchased and immediately cancelled and retired 300 shares of common stock for $0.55 cents per share, or $165.  For the nine month period ending April 30, 2006, the Company repurchased and immediately cancelled and retired 550 shares of common stock for $0.55 cents per share, or $303.

NOTE 7 – LITIGATION AND CLAIMS

          During March 2005, ITEX was served and became party to a legal proceeding commenced in Australia on November 5, 2004, as amended January 18, 2005, initiated by certain persons who during 1998 and 1999 were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, ITEX became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs seek damages from ITEX and the named individuals for deceptive and misleading conduct or, alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. have requested damages in the amount of AUD$2,493 (approximately USD$1,892).  Plaintiff Garrity has requested damages in the amount of NZ$455 (approximately USD$290).  Plaintiffs allege they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with the knowledge and consent of ITEX.  Management intends to defend ITEX vigorously in the matter if it goes to trial but met with plaintiffs in August 2005 in an effort to settle the dispute.  Currently, the proceedings in Federal Court are temporarily stayed while the parties seek to memorialize the terms of a settlement agreement.

          In January 2005, ITEX was served with a complaint in Canada relating to an ITEX Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiffs seek damages from ITEX for alleged fraud or deceit in the amount of CDN$1,300 (approximately USD$1,160).  The claim relates primarily to plaintiff Wembley’s purchase of CNN advertising that plaintiffs allege was never fulfilled together with other products or services that plaintiffs claim were not delivered.  Except for one transaction representing approximately CDN$27 ITEX dollars, all transactions cited in the claim were between the plaintiff Wembley and other members in the ITEX Marketplace.  In December 2005, ITEX filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in the ITEX Trading Rules.  In March 2006, plaintiffs served responding affidavit material. ITEX believes that plaintiff Wembley is an inactive business entity in Canada not able to pursue legal action unless its corporate status is revived.  The next steps will be determined by whether plaintiff Wembley is revived as a corporation.

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

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed broker and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  At April 30, 2006, our Broker Network was comprised of about 95 Brokers.  Our business services and payment systems enable more than $250 million a year in transactions to be processed between 22 thousand member businesses (collectively the “ITEX Marketplace”). We administer the ITEX Marketplace and act as a third-party record-keeper for transactions entered into by its members.  We generate our revenue by charging association fees and annual dues, percentage-based transaction fees and other fees.

          We charge ITEX members association fees ranging from $6 - $20 cash per each four-week operating cycle ($78 - $260 annually) and $6 - $10 ITEX dollars per each four-week operating cycle ($78 - $130 ITEX dollars annually).  Some members are also assessed annual dues in cash and ITEX dollars ranging from $60 to $90. Revenue (and the associated commission expense) for the annual dues is deferred when billed and amortized ratably over the twelve month period applicable to each membership contract.

          Our revenues for the third quarter of fiscal 2006 ended April 30, 2006 increased 46% from $2,345 to $3,419 compared to the same period in fiscal 2005. Net cash provided by operating activities for the nine month period ended April 30, 2006 increased 96% from $914 to $1,790 compared to the same period in fiscal 2005. The primary reasons for the increase in revenue and net cash provided by operations was an increase in transaction volume and cash collections as a result of our acquisition in July 2005 of BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now a wholly owned direct subsidiary of ITEX.

          Income before income taxes for the quarter ended April 30, 2006 was $443, compared to $172 for the corresponding quarter in the previous year.  Net income for the quarter ended April 30, 2006 was $292 compared to $2,132 for the corresponding quarter for the previous year.  Net income in the quarter ended April 30, 2005 included a $1,960 tax benefit.  We are seeking to increase our revenues and, correspondingly, our net income by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the economics of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Revenue	$3,419	$2,345	$11,169	$7,508
Operating Expenses	2,982	2,195	10,069	6,899

Operating Income	437	150	1,100	609
Other income (expenses) - net	6	22	3	96
Gain on sale of corporate offices	—	—	17	—
Gain on extinguishment of debt	—	—	81	—

Income before income tax	443	172	1,201	705
Income tax expense (benefit)	151	(1,960)	409	(2,260)

Net income	$292	$2,132	$792	$2,965

Net income per common share:
Basic	$0.02	$0.11	$0.04	$0.16
Diluted	$0.02	$0.11	$0.04	$0.16
Average common and equivalent shares:
Basic	18,428	18,588	18,563	18,571
Diluted	18,588	18,588	18,737	18,571

          Revenue for the quarter ended April 30, 2006 increased by 46% to $3,419 from $2,345 during the same period in the prior fiscal year.  Similarly, revenue in the nine month period ended April 30, 2006, increased by 49% to $11,169 from $7,508 during the same period in the prior fiscal year. This increase in the three and nine month periods ended April 30, 2006 was primarily due to revenue generated by the transaction volume of BXI members in these periods compared to the comparable periods last fiscal year prior to the acquisition of BXI.  Revenue growth other than through acquisition at the corporate level will depend on ITEX’s ability to meet the challenge of expanding and enhancing the ITEX Marketplace. We intend to expand by increasing our per-member transactional volume, adding member businesses, and increasing the number of our new online listings and new business registrations.  In furtherance of this objective we intend to continue to enhance our payment processing technologies and product and service offerings and to further develop our website. In addition, we may assist our Broker Network to acquire certain local competitors by financing a portion of the acquisition cost and recovering our investment over a period of time.

          Income before income taxes increased $271 to $443 from $172 for the quarters ended April 30, 2006 and 2005, respectively.  Net income for the same quarters decreased $1,840 to $292 from $2,132.  The net income in 2005 was primarily due to a $1,960 tax benefit recorded in 2005 related to a reassessment of our realizable deferred tax assets.  Earnings per share for the third quarters ended April 30, 2006 and 2005 were $0.02 and $0.11, respectively.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three and nine month periods ended April 30, 2006 and 2005, with amounts expressed as a percentage of total revenues (in thousands):

	Three Months Ended April 30,				Nine Months Ended April 30,

	2006		2005		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(unaudited)				(unaudited)
Revenue:
Marketplace revenue	$3,419	100%	$2,345	100%	$11,169	100%	$7,508	100%
Costs and expenses:
Cost of Marketplace revenue	2,434	71%	1,676	71%	7,820	70%	5,099	68%
Selling, general & administrative	479	14%	516	22%	2,044	18%	1,790	24%
Depreciation and amortization	69	2%	3	0%	205	2%	10	0%

	2,982	87%	2,195	94%	10,069	90%	6,899	92%

Income from operations	437	13%	150	6%	1,100	10%	609	8%
Other income, net	6	0%	22	1%	101	1%	96	1%

Income before income taxes	443	13%	172	7%	1,201	11%	705	9%
Income tax expense (benefit)	151	4%	(1,960)	-84%	409	4%	(2,260)	-30%

Net income	$292	9%	$2,132	91%	$792	7%	$2,965	39%

Revenue

          The ITEX Marketplace revenue consists of association fees and annual dues, transaction fees, and other fees.  Total revenue increased to $3,419 from $2,345 for the quarters ended April 30, 2006 and 2005, respectively, and increased for the nine month periods ended April 30, 2006 and 2005, to $11,169 from $7,508 respectively. The primary reason for the increase in revenue for the three and nine month periods ended April 30, 2006 was due to revenue from increased transaction volume due to the acquired BXI members.

          The following are the components of revenue applicable to the ITEX Marketplace which are included in the consolidated totals (in thousands):

	Three Months ended April 30,		Nine Months ended April 30,

Revenue by Category	2006	2005	2006	2005

Association fees	$868	$713	$2,741	$2,168
Annual dues (amortization of deferred revenue)	53	—	99	—
Transaction fees	2,419	1,626	8,042	5,159
Other fees	79	6	287	181

	$3,419	$2,345	$11,169	$7,508

Costs of Marketplace Revenue

          Costs of revenue consist of commissions paid to Brokers.  Costs of revenue increased by $758 to $2,434 from $1,676 for the quarters ended April 30, 2006 and 2005, respectively and increased $2,721 to $7,820 from $5,099 for the nine month periods ended April 30, 2006 and 2005, respectively.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI members.  As a percentage of revenue, costs of revenue remained constant for the comparable 2006 and 2005 quarterly periods.

Selling, General and Administrative Costs

          Selling, general and administrative costs include payroll, employee benefits, and other employee related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, website development, legal and other administrative expenses.  Selling, general and administrative expenses decreased by $37 to $479 from $516 or 7% for the quarters ended April 30, 2006 and 2005, respectively.  Total legal expenses were $30 and $68 in the third quarter ending April 30, 2006 and 2005, respectively.  Selling, general and administrative expenses increased $254 to $2,044 from $1,790 for the nine month periods ended April 30, 2006 and 2005, respectively.  The increase for the nine month period was primarily due to increased professional fees of $96, salaries and benefits of $89, reserve for bad debts of $35, expenses for legal of $22, and integration and miscellaneous costs to support the acquired BXI members.  As a percentage of revenue, selling, general and administrative expenses decreased to 14% from 22% in the third quarter of 2006 and 2005, respectively.  For the nine month periods ended April 30, 2006 and 2005, respectively, selling, general and administrative expenses as a percentage of revenue decreased to 18% from 24%.  We expect our selling, general and administrative expenses to increase, as a percentage of revenue, in the fourth quarter of fiscal 2006 in part due to annual convention expenses.

Depreciation and Amortization

          We recognized depreciation and amortization expense for the three months ended April 30, 2006 and 2005 of $69 and $3, respectively.  For the nine month periods ended April 30, 2006 and 2005, we recognized $205 and $10, respectively.  The increases are primarily due to the amortization of the BXI membership list acquired in the fourth quarter of fiscal 2005.

Other Income

          Other income included interest earned on notes receivable, interest expense on notes payable, gain from the sale of corporate-owned offices and gain from extinguishment of debt.  Other income for the third quarter was $6 as compared to other income of $22 for the same period in fiscal 2005.  This decrease was largely due to interest expense on notes payable that did not exist in 2005.  The note payable, entered into in the fourth quarter of 2005, was used to finance the acquisition of BXI.  Prior to the acquisition of BXI, interest expense was negligible the last two fiscal years due to the absence of interest-bearing debt.  In the nine month period ended April 30, 2006 we recognized a gain of $17 on the sale of a corporate-owned office and a gain of $81 for the prepayment of long term debt (see below in Financial Condition).

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $19,949 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  In the three and nine month period ended April 30, 2006, we recognize deferred income tax expense on $443 and $1,201 of taxable income resulting in $151 and $409 in tax expense, accordingly.  This reduced our deferred tax asset to $1,941, an amount that management believes it is more likely than not to be realized by the Company with future taxable income.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $8,265 and $9,125 at April 30, 2006 and July 31, 2005, respectively, representing a decrease of $860 or 9%.  This decrease resulted primarily from the utilization of $409 of deferred tax assets, a $187 reduction of the BXI membership list from ongoing amortization, a $94 net principal reduction in corporate office sales receivable from ongoing repayments offset by accretion of income and additional advances, and a $389 decrease in accounts receivable due to increased collection efforts and an increase in our accounts receivable allowance. Our cash and cash equivalents totaled $638 and $569 as of April 30, 2006 and July 31, 2005, respectively, representing an increase of $69, or 12%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $71 at April 30, 2006 from $49 at July 31, 2005 primarily due to purchases of new computer and office equipment.

          Accounts receivable balances, net of allowances of $329 and $211, were $819 and $1,208 as of April 30, 2006 and July 31, 2005, respectively.  This represents a decrease of $389 or 32%.  Depending on the length of time between the end of the operating cycle and the accounting cycle, members’ payments on accounts receivable balances may be greater or lesser.  The longer the time, the greater amount of payments cause an increase in the reported cash balance and a decrease in the net accounts receivable balance on the consolidated balance sheet.  Correspondingly, the decrease in the net accounts receivable causes a decrease in the accrual to Brokers.  The difference between the ITEX operating cycle ending date and the reporting date for April 30, 2006 and July 31, 2005 was 17 days and 24 days, respectively.  In July 2005, the 24 day difference allowed time to pay both tranches of the payable to Brokers leaving $0 payable at July 31, 2005.

          The allowance as a percentage of accounts receivable was 29% and 15% for the periods ended April 30, 2006 and July 31, 2005, respectively.  The higher allowance as a percentage of accounts receivable at April 30, 2006 compared to 2005 reflects our continued, consistent methodology of estimating a reserve.  Accounts receivable balances at April 30, 2005 did not include any BXI receivables.  Prior to the acquisition of BXI, approximately 86% of members participated in the Preferred Autopay system.  Upon acquisition, less than 29% of the acquired BXI member base pay fees automatically by credit card or electronic funds transfer. Because of the additional BXI members in our member base, as of April 30, 2006, the percentage of members paying fees automatically by credit card or electronic funds transfer has been diluted to approximately 60%. Because there is a much better collectibilty rate for members using our Preferred Member Autopay system, we intend to continue to utilize incentives such as a lower commission percentage to convert members and increase the percentage of participation in the Preferred Member Autopay system in future periods.

          Our total current liabilities were $1,783 and $2,060 at April 30, 2006 and July 31, 2005, respectively, representing a decrease of $277 or 13%.  The decrease was primarily attributable to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution, however, the decrease was offset to a lesser extent by increases in deferred revenue and advance payments.  These payments are described in more detail below.

          The change in cash and cash equivalents was as follows:

	Nine months ended April 30,

(in thousands)	2006	2005

Cash provided by operating activities	$1,790	$914
Cash provided by investing activities	47	164
Cash used by financing activities	(1,768)	(25)

Increase in cash and cash equivalents	$69	$1,053

          We have financed our ongoing operations over the last two fiscal years primarily with cash provided by operating activities.  For the nine month period ended April 30, 2006, cash flow from operations was $1,790 compared to $914 provided for the same period in the prior year, a 96% increase.  Cash and cash equivalents increased by $69 for the nine month period ended April 30, 2006, compared to a $1,053 increase in the corresponding period in the prior year.  As depicted in the table above, the increase was attributable to the large increase in cash provided by operations though largely offset by cash used by financing activities due to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution, US Bank.  In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI Exchange, Inc.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. We fully paid off these notes two and one-half years prior to their maturity.  We made an advance principal payment of $250 to US Bank, using our excess cash to reduce our indebtedness.  As a result of these payments, we recorded a gain of $81 in the second quarter and anticipate interest savings of approximately $100 over the life of the notes and term loan.  Primarily as a result of the reduction in our long-term liabilities, our stockholders’ equity increased to $5,990 at April 30, 2006, compared to $5,369 at July 31, 2005.

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

Operating Activities

          For the nine month period ended April 30, 2006, our operating activities provided $1,790 compared to $914 provided for the same period in the prior year, a 96% increase.  The increase in net cash provided by operating activities was attributed to increased cash collections activity as a result of the acquisition of BXI.

Investing Activities

          For the nine month period ended April 30, 2006, we reported net cash provided by investing activities of $47 compared to $164 provided during the same period of fiscal year 2005.

Financing Activities

          For the nine month period ended April 30, 2006, we reported net cash used by financing activities of $1,768 related to the repayment of indebtedness, compared to net cash used by financing activities of $25 during the same period of fiscal 2005.

          In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. These notes were prepaid in full, two and one-half years prior to maturity.  Also, we used excess cash to make an advance $250 principal payment to US Bank to reduce the balance on the Company’s outstanding term loan. As a result of these payments, we recorded a gain of $81 in the second quarter and anticipate interest savings of approximately $100 over the life of the notes and term loan.

          In the nine month period ended April 30, 2006, we repurchased 550 shares of common stock for $0.55 cents per share, or $303.

          We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution.  This is a short-term debt facility with a maturity date of November 30, 2006.  During the third quarter, we borrowed and repaid $250 to meet a short term cash need. We intend to continue to utilize this credit facility for similar short term needs in the future.  We intend to seek to renew this facility for an additional term.

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

          We charge members of the ITEX Marketplace a cash association fee each four-week operating cycle in accordance with our member agreements. Some members are assessed annual dues. We also receive cash transaction fees based on the ITEX dollar value of the transaction from both the buyer and the seller.  Members are billed at the end of each four-week operating cycle.  If a member pays automatically by credit card or electronic funds transfer through our Preferred Member Autopay system, the cash fee is typically 5% of the ITEX dollar amount of the member’s purchases and sales during the billing period.  If a member pays by check or otherwise after receiving a statement at the end of each operating cycle, the cash fee is typically 7.5% of the ITEX dollar amount of that member’s purchases and sales during the cycle.  Alternatively, certain members pay a 10% cash commission on the ITEX dollar amount of the member’s purchases and no commission when the member sells into the marketplace.  In the quarter ended April 30, 2006, our ITEX dollar transaction volume exceeded $54,000 by processing 73 transactions.

          We also generate ITEX dollar revenues from members.  These revenues are not reflected in the accompanying financial statements and totaled $3,904 ITEX dollars in the nine month period ended April 30, 2006.  We charge members an ITEX dollar association fee each four-week operating cycle in accordance with our member agreements.  Another principal source of ITEX dollar revenue is transaction fees.  A small percentage of our members pay ITEX dollar transaction fees on the sale and/or purchase rather than cash transaction fees.

          ITEX dollar expenditures totaled $3,832 during the nine month period ended April 30, 2006.  Expenditures are incurred from revenue sharing of association and transaction fees with our Broker Network in addition to general marketplace costs.  The Broker Network further receives incentives in the form of conventions and other benefits.  We provide ITEX dollar incentives to members through various programs including referral fees and co-op advertising.

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

          Accounting for ITEX Dollar Activity

          During the nine month period ended April 30, 2006, we earned $3,904 ITEX dollars and spent $3,832 ITEX dollars.  Neither the revenue nor expenses of these ITEX dollar transactions are reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of goods or services received (when those values are readily determinable).  However, substantially all non-monetary transactions we entered into with ITEX dollars during the reported period lacked readily determinable fair values and thus were recorded at the cost basis of the trade dollars surrendered which was zero.

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

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  During the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets.  As of April 30, 2006, management continues to support this conclusion.  Accordingly, a $1,941 deferred tax asset was recorded on the consolidated balance sheet at April 30, 2006.

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

Stock Based Compensation

          Effective February 1, 2006, the Company adopted SFAS No. 123(R) Share Based Payment and accounts for stock-based compensation to employees and non-employee members of its Board of Directors accordingly.   SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method, which requires application of the accounting standard to shares issued, modified, repurchased or cancelled on or after February 1, 2006. Application to existing shares is not required and consolidated financial statements for prior periods should not be restated.  During the third quarter of 2006, the Company did not have any stock issuances or other activity with compensatory shares that would require treatment under SFAS No. 123(R).  As seen in the table below, there was no financial effect on the Company’s consolidated financial statements related to SFAS No. 123(R) as of and for the three months ended April 30, 2006.  The Company expects that the adoption of SFAS No. 123(R) will not have a significant effect on the Company’s future operating results from its current and future equity incentives.  The Company only intends to use restricted stock as equity incentives.  These incentives may have a material effect on the Company’s consolidated financial statements.  We do not have outstanding stock options as April 30, 2006 and we do not intend to issue stock options in the future.

          The Company has unvested restricted stock grants issued prior to February 1, 2006 to employees and non-employee members of its Board of Directors (see Note 6). Stock-based compensation expense in accordance with the provisions of APB No. 25 has been reflected in our results of operations.

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

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  In the quarter ended April 30, 2006, approximately 8% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

          Pursuant to Section 404 of the Sarbanes-Oxley Act as implemented by SEC rules and SEC proposed effective dates, beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2008, we will be required to furnish annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure and a report by our Independent Auditors addressing these assessments.  We are in the process of bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required to satisfy the requirements of Section 404. During the course of our testing we may identify deficiencies, which we may not be able to remediate by July 31, 2008.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information and have a material adverse effect on our stock price.

          Effective internal controls are necessary for us to provide reliable financial reports and help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.  While we feel that our key controls are currently effective, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We are continuing to work to improve and to strengthen our internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  We cannot assure you as to management’s, or our independent auditor’s, conclusions at July 31, 2008 with respect to the effectiveness of our internal control over financial reporting under Section 404.  The existence of the above factors and circumstances create a risk that we, or our independent auditors, will not be able to conclude at July 31, 2008 that our internal controls over financial reporting are effective as required by Section 404.

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

          In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended July 31, 2008.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

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

          There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          The following table provides information about purchases by the Company or any affiliated purchaser during the quarter ended April 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

2/01/06 – 2/28/06	—	$0.00	—	—
3/01/06 – 3/31/05	300,000	$0.55	—	—
4/01/06 – 4/30/06	—	$0.00	—	—

(1) We purchased 300,000 shares of our common stock from a stockholder in a privately negotiated transaction.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 6, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer