Form 10KSB/A
period 2005-07-31
ITEX CORP
filed 2006-10-17
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10 – KSB/A

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2005.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

ITEX CORPORATION

FORM 10-KSB

For The Fiscal Year Ended July 31, 2005

- ii -

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Form 10-KSB for the fiscal year ended July 31, 2005, originally filed with the Securities and Exchange Commission on October 31, 2005 (this “Form 10-KSB/A”), to amend and restate our financial statements for the periods ended July 31, 2005 and 2004, because we discovered the need for an adjustment to our accrued commissions and current liabilities.  The adjustment was recorded as an increase to our current liabilities of $410,000 for each of the fiscal years ended July 31, 2005 and 2004.  The adjustment also increased costs of revenues by $410,000 in fiscal year ended 2004 and  decreased stockholders’ equity in the same  amount in fiscal 2005.  This adjustment was identified in connection with internal procedures relative to the fiscal 2006 year end audit.  Further information on the adjustment can be found in Note 13, “Restatement of Financial Statements,” to the accompanying financial statements.

          Subsequent to the filing of this Form 10–KSB/A, we intend to file amended Forms 10-QSB for the fiscal quarters ended October 31, 2005, January 31, 2006 and April 30, 2006, to amend and restate our unaudited financial statements to correctly record accrued commissions for these fiscal 2006 quarterly periods as well as for corresponding previous-year periods.

          We have amended our disclosures in the Management’s Discussion and Analysis section,  where applicable, solely as a result of, and to reflect the restatement, updated the signature page, and are filing as exhibits new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes–Oxley Act of 2002.  We have identified a material weakness in our internal control over financial reporting, which has been fully remediated as of the date of this amended report.  Solely as a result of this material weakness, upon reevaluation we have concluded that our disclosure controls and procedures were not effective as of each of the fiscal years ended July 31, 2005 and 2004, as well as for the fiscal 2005 and 2006 quarterly periods.  See Item 8A. – Controls and Procedures in Part II of this Form 10-KSB/A for additional information.  This Form 10-KSB/A also includes a revised report of the Company’s independent registered public accounting firm.

Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this annual report as originally filed.

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

Systems and Technologies

          The ITEX Marketplace is handled by a proprietary online system we call TEAM (Trade Exchange Account Manager) that is based on Microsoft® technologies.  The system is designed to facilitate the activities of all parties involved in the ITEX Marketplace, from employees to ITEX Marketplace members.  The system extends well beyond record keeping and transaction processing.  The major features of the system are as follows:

•

AIM Online (Account Information Manager) - provides our Brokers and corporate employees with customer relationship management features, including notes, calendaring and scheduling capabilities as well as ITEX Marketplace management features

•

Trade Flash - an online classified ad section where members can list products or services they are offering for ITEX dollars, as well as to locate products or services they are seeking to purchase with ITEX dollars

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business

•	Reporting – Brokers and corporate employees are provided with a number of reports, allowing for a comprehensive analysis of various aspects of the ITEX Marketplace

          We take steps necessary to ensure adequate security of our hardware and software systems, including monitoring any and all unwanted intrusions and other attacks.  We continue to improve the speed and reliability of our information systems and transaction tools for all of our users.

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

          We compete primarily on the basis of service, including the number of available products and services and the liquidity of ITEX dollars.  We expect to encounter competition in our efforts to expand the ITEX Marketplace and to acquire desirable independent marketplaces.  In addition to existing marketplaces, new competitors can launch new marketplaces at a relatively low cost since technological and financial barriers to entry are relatively low.  However, we believe participation from a significant number of members is necessary to offer a quality marketplace, which ultimately creates a difficult barrier to entry for new competitors and may require significant ramp-up time to make a competitive marketplace successful.  Nevertheless, our competitors could include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we have.  Such companies would be strong competitors if they decided to develop a focused business effort in our industry.

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

Proprietary Rights

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products.  We have registered service marks for the word mark ITEX®, as well “ITEX” used in connection with our logo design.  We have filed additional service mark word and design applications for ITEX, including the language “The Cashless MarketplaceSM”.   We seek to police the use of our marks and to oppose any infringement.  We have registered the internet domain name “ITEX.com” and other related domain names.

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

          See Note 7 — Legal Proceedings of the Notes to Financial Statements (Item 7) for information regarding legal proceedings

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

          We had net operating loss carryforwards of $21,100 at the beginning of fiscal 2005, of which $741 was used during the fiscal year to offset taxable income.  During the third quarter of fiscal 2005, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets, and a $2,500 deferred tax asset was recorded on the balance sheet for periods beyond fiscal 2005.  Of our net operating loss carryforwards, approximately $19,949 remains available to offset future taxable income.

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

RESULTS OF OPERATIONS (in 000’s)

Condensed Results

	Three Months Ended July 31,		For the Fiscal Year Ended July 31,

	2005	2004	2005	2004

Revenues	$2,762	$2,514	$10,423	$10,283
Operating Costs and Expenses	2,722	2,273	9,694	9,662

Operating income	40	241	729	621
Other income - net	14	3	109	1,622

	54	244	838	2,243
Income tax benefit	—	—	2,260	—

Net income	$54	$244	$3,098	$2,243

Net income per common share
Basic	$0.01	$0.01	$0.17	$0.12
Diluted	$0.01	$0.01	$0.17	$0.12

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

          Net income for the fiscal year ended July 31, 2005 was $3,098, an increase of $855 from the 2004 fiscal year net income of $2,243.  This was primarily due to a combination of recording a change of $2,260 in the deferred tax assets valuation allowance on the balance sheet in fiscal 2005 and the partial offset by the gain of $1,654 associated with the sale of corporate offices in fiscal year 2004.  Earnings per share for the fiscal year ending July 31, 2005 and 2004 were $0.17 and $0.12 respectively.  The increase in earnings per share was primarily attributable to the increase in net income, as total shares outstanding increased slightly in fiscal 2005 as a result of stock grants to directors and employees under the Company’s 2004 Stock Equity Plan.

          Results of operations for the fourth quarter of fiscal 2005 included net income of $54, compared to net income of $244 for the fourth quarter of fiscal 2004. This decrease of $190 in net income for the fourth quarter of fiscal 2005 compared to fourth quarter of fiscal 2004 is primarily due to $98 in integration costs, including travel, marketing materials and supplies, accounting and consulting services and temporary staffing, associated with the acquisition of BXI.  The Company expects to expend another $100 in integration costs in the first quarter of fiscal 2006.

Revenue, Costs and Expenses

          The following table sets forth, for the periods indicated, our selected consolidated financial information for the fiscal years ended July 31, 2005 and 2004, with amounts expressed as a percentage of total revenues:

	Fiscal Years Ended July 31,

	2005		2004

	Amount	Percent	Amount	Percent

Revenue:
ITEX Marketplace revenue	$10,423	100%	$10,283	100%
Costs and expenses:
Cost of ITEX Marketplace revenue	7,248	70%	7,259	71%
Selling, general and administrative	2,104	20%	2,057	20%
Regulatory and litigation	307	3%	203	2%
Depreciation and amortization	35	0%	143	1%

	9,694	93%	9,662	94%

Income from operations	729	7%	621	6%
Other income, net	109	1%	1,622	16%

Income before income taxes	838	8%	2,243	22%
Income tax benefit	2,260	22%	—	—

Net income	$3,098	30%	$2,243	22%

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

          Cost of Net Revenue

          Cost of net revenues consists of commissions paid to Brokers.  Cost of net revenues increased by $398 to $2,073 from $1,675 for the fourth quarter of the fiscal year ended July 31, 2005 compared to the same period in 2004.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI for the month ended July 31, 2005.  Cost of net revenues decreased by $11 to $7,248 from $7,259 for the fiscal year ended July 31, 2005.

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

          Recoverability of Deferred Tax Assets

          The Company had net operating loss carryforwards of $21,100 at the beginning of fiscal 2005, of which $741 was used during the fiscal year to offset taxable income.  Therefore, approximately $20,359 of ITEX net operating losses remains available to offset future taxable income.  Tax savings may be recorded as a deferred tax asset if management believes it is more likely than not that the Company will generate future taxable income.

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

          Our total current liabilities were $2,470 and $1,106 at July 31, 2005 and 2004 respectively, representing an increase of $1,364 or 123%.  This increase was primarily attributable to increased commissions payable to BXI Area Directors of $480 directly related to the acquired BXI accounts receivable, accrued litigation of $252, and to the short term portion of the notes payable to finance the acquisition of BXI of $624.

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

          The change in cash and cash equivalents is as follows:

	Fiscal Year Ended July 31,

(in thousands)	2005	2004

Cash provided by operating activities	$843	$28
Cash provided (used) by investing activities	(1,762)	421
Cash provided (used) by financing activities	1,273	(324)
Effective exchange rate on cash and cash equivalents	—	(14)

Increase in cash and cash equivalents	$354	$111

          We have financed our liquidity needs over the last two fiscal years primarily through cash flow generated from operations.  Cash and cash equivalents increased by $354 during the fiscal year ending July 31, 2005.  As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost, subject to the consent of our secured creditors.  We maintain a $500 unused line of credit facility from our primary banking institution which expires November 30, 2005.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes, and if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We have not borrowed any capital under this line of credit and have no immediate plans to do so. We intend to seek to renew this facility for an additional term.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and consolidated operating cash flows provide adequate resources to fund ongoing operating and debt service requirements.

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

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members

•	Revenue sharing with our Brokers in the form of per cycle association fees and transaction fees based upon member transactions consummated

•	Sales incentives to our Brokers based upon new members who have registered in our Marketplace

•	Resolution of member disputes, essentially reimbursing the members for their ITEX dollars spent on a transaction in which the member is dissatisfied

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

Valuation of Notes Receivable

          We determine a present value of our notes receivable using a risk-adjusted discount rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  If material, the difference between the carrying value and the present value is recorded as a loan discount and is recognized as interest over the life of the loan.  As well, we periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results

•	Change in management of the franchisee or independent licensed broker responsible for the note

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

          We do not have a great deal of experience acquiring companies.  We recently completed the acquisition of BXI.  We have evaluated, and expect to continue to evaluate, other potential strategic transactions.  From time to time, we may engage in discussions regarding potential acquisitions.  Any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies

•	Diversion of management time and focus from operating our business to acquisition integration challenges

•	Cultural challenges associated with integrating Brokers, members or employees from the acquired company into our organization

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management

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
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 13 of the consolidated financial statements, the consolidated financial statements as of July 31, 2005 and July 31, 2004 have been restated.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

October 29, 2005, except Note 13 as to which the date is October 11, 2006

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31, 2005	July 31, 2004

	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$569	$215
Accounts receivable, net of allowance of$211 and $100	1,208	721
Receivables - corporate office sales (Note 2)	375	378
Prepaid and other current assets	195	116
Deferred tax asset	327	—

Total current assets	2,674	1,430
Property and equipment, net of accumulated depreciation of $17 and $3 (Note 3)	49	29
Membership List, net of amortization of $21	1,475	—
Deferred tax asset	2,023	—
Goodwill	1,689	—
Other long term assets	9	—
Receivable - corporate office sales, less current portion and less discount (Note 2)	1,206	1,464

Total assets	$9,125	$2,923

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$103	$105
Accounts payable to independent licensed brokers and franchises	1,243	854
Accrued payroll and taxes	76	99
Current portion of Notes Payable	650	—
Other current liabilities	398	48

Total current liabilities	2,470	1,106
Long-term liabilities:
Notes Payable, net of current portion	1,696	—

Total Liabililities	4,166	1,106
Commitments and contingencies
Stockholders' equity (Note 8)
Common stock, $0.01 par value; 50,000 shares authorized; 18,826 and 18,582 shares issued and outstanding, respectively	188	186
Additional paid-in capital	29,495	29,377
Unearned Stock Compensation	(76)	—
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(24,638)	(27,736)

Total stockholders' equity	4,959	1,817

Total liabilities and stockholders' equity	$9,125	$2,923

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the fiscal years ended July 31,

	2005	2004

		(Restated)
Revenue:
ITEX Marketplace revenue	$10,423	$10,283

	10,423	10,283

Costs and expenses:
Costs of ITEX Marketplace revenue	7,248	7,259
Selling, general and administrative	2,104	2,057
Costs and expenses of regulatory and litigation matters	307	203
Depreciation and amortization	35	143

	9,694	9,662

Operating income	729	621

Other income (expense):
Interest & other income	109	64
Loss on disposal of equipment	—	(72)
Loss on write-off of note receivable	—	(24)
Gain on sale of corporate-owned offices	—	1,654

	109	1,622
Income before income taxes	838	2,243
Income tax benefit (Note 9)	2,260	—

Net Income	$3,098	$2,243

Average common and equivalent shares:
Basic	18,576	18,279
Diluted	18,576	18,279
Net income (loss) per common share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Restated)
For the fiscal years ended July 31, 2005 and 2004

	Common Stock		Additional Paid in Capital	Accumulated deficit	Foreign Currency Translation	Treasury stock	Unearned Stock Compensation	Total

	Shares	Amount

Balance, July 31, 2003	18,170	$182	$29,312	$(29,979)	$14	$(10)		$(481)
Stock based CEO compensation	460	5	73					$78
Re-acquired shares	(263)	(3)	(36)					$(39)
Shares issued in exchange of options	215	2	28					$30
Foreign currency translation					(14)			$(14)
Net Income				2,243				$2,243

Balance, July 31, 2004	18,582	$186	$29,377	$(27,736)	$—	$(10)		$1,817
Stock based board compensation	120	1	53					$54
Repurchase and retirement of common stock	(116)	(1)	(24)					$(25)
Stock based compensation	240	2	89				(76)	$15
Net Income				3,098				$3,098

Balance, July 31, 2005	18,826	$188	$29,495	$(24,638)	$—	$(10)	(76)	$4,959

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,

	2005	2004

		(Restated)
Cash flows from operating activities
Net income	$3,098	$2,243
Items to reconcile to net cash provided by (used in) operations:
Gain on sale of corporate-owned offices	—	(1,654)
Recognition of imputed interest from corporate office receivables	(30)	(21)
Loss on disposal of equipment	—	72
Loss on write-off of note receivable	—	24
Stock based compensation, net of cost to reacquire shares from former employees	69	68
Depreciation and amortization	35	143
Change in allowance for uncollectible receivables	—	100
Changes in operating assets and liabilities:
Accounts receivable	172	(86)
Prepaids and other assets	(70)	110
Deferred tax assets	(2,260)	—
Accounts payable and other current liabilities	(46)	(793)
Accounts payable to independent licensed brokers	(90)	(20)
Deferred revenue	(35)	(158)

Net cash provided by (used in) operating activities	843	28

Cash flows from investing activities:
Cash paid for acquisition of BXI, net of cash acquired	(2,000)	—
Proceeds from sales of corporate-owned offices	—	150
Payments received from note receivable	291	302
Purchase of property and equipment	(35)	(31)
Loan receivable - loans granted to Broker Network	(18)	—

Net cash provided (used in) by investing activities	(1,762)	421

Cash flows from financing activities:
Borrowings of third party indebtedness	1,300	—
Repayments of third party indebtedness	(2)	(324)
Re-acquired Shares from Unaffiliated Party	(25)	—

Net cash provided (used in) by financing activities	1,273	(324)

Effective exchange rate on cash and cash equivalents	—	(14)

Net increase (decrease) in cash and equivalents	354	111
Cash and equivalents at beginning of period	215	104

Cash and cash equivalents at end of period	$569	$215

Supplemental cash flow information
Cash paid for interest	$—	$20
Cash paid for income taxes	$—	$—
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

The following summarizes stock option and stock-based compensation activity for the fiscal years ended July 31, 2005 and 2004 (actual numbers)

	Number of Shares/Options

	Available	Shares Granted	Options Granted	Option Price Per Share

Balance, July 31, 2003	2,744,500	—	190,500	$0.08 - $6.13
Cancelled March 15th, 2004	(2,744,500)	—	(190,500)
March 15, 2004 - 2004 Equity Plan approved by Shareholders, supersedes prior stock option plans	2,000,000
Granted	(675,000)	675,000	—

Balance, July 31, 2004	1,325,000	675,000	—
Granted	(360,000)	360,000	—

Balance, July 31, 2005	965,000	1,035,000	—

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

The deferred tax assets recorded in fiscal 2005 represent management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005.    The following table reflects the reconciliation of the company’s income tax expense:

	2005		2004

	3 Month	12 Month	3 Month	12 Month

Pretax financial income	$133	$838	$244	$2,653
Tax expense computed at statutory rate of 34%	45	285	83	902
Change in valuation allowance	(45)	(2,545)	(83)	(902)

Net tax benefit	$—	$(2,260)	$—	$—

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

The following components are included in net deferred tax assets in the accompanying balance sheets:

	July 31,

	2005	2004

Current Deferred Tax Assets
Current deferred tax asset	410	165
Current deferred tax liability	(83)	—
Valuation allowance	—	(133)

Net current deferred tax asset	327	32

Non-Current Deferred Tax Assets
Non-current deferred tax asset	8,128	7,386
Non-current deferred tax liability	(437)	—
Valuation allowance	(5,668)	(7,386)

Net non-current deferred tax asset	2,023	—

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

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed on our Form 8-K filed October 2, 2006, we discovered an error in the accrual for commissions to Brokers as reported in “Accounts payable to independent licensed brokers and franchises” on the Consolidated Balance Sheets as of July 31, 2005 and July 31, 2004.  We have determined that in the third quarter of fiscal 2004, an error was made in the commission accrual computation and a variation analysis of balance sheet accounts, which would have detected the error, was not performed.  This error carried forward to the years ended July 31, 2004 and July 31, 2005, respectively.  As a result, current liabilities as of July 31, 2004 and 2005 were understated by approximately $410.  We have restated our financial statements as of and for the fiscal years ended July 31, 2005 and 2004, respectively.  There was no effect on the consolidated income statements for the fiscal year ended July 31, 2005.  For the fiscal year ended July 31, 2004, the effect of the restatement on the consolidated income statements was $410:

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	As originally reported	Restated

	For the year ended

	2004	2004	Difference

Revenue:
ITEX Marketplace revenue	$10,283	$10,283	$—

	10,283	10,283	—

Costs and expenses:
Costs of ITEX Marketplace revenue	6,849	7,259	410
Selling, general and administrative	2,057	2,057	—
Costs and expenses of regulatory and litigation matters	203	203	—
Depreciation and amortization	143	143	—

	9,252	9,662	410

Operating income	1,031	621	(410)

Other income	1,622	1,622	—
Income before income taxes	2,653	2,243	(410)
Income tax benefit (Note 9)	—	—	—

Net Income	$2,653	$2,243	$(410)

Average common and equivalent shares:
Basic	18,279	18,279	0
Diluted	18,279	18,279	0
Net income per common share:
Basic	$0.15	$0.12	$(0.03)
Diluted	$0.15	$0.12	$(0.03)

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A.	Controls and Procedures

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the periods covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  At the time of the initial filing of this report, based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  While management had concluded that our disclosure controls and procedures were effective at the time of the initial filing of these reports, it now concludes, as a result of the material weakness described below, that our disclosure controls and procedures were not effective, as of each of the fiscal years ended July 31, 2005 and 2004.

          We have restated our audited financial statements for the fiscal years ended July 31, 2005 and 2004.  We have identified the following material weakness in our internal control over financial reporting: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004, which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally by ITEX during its 2006 fiscal year-end close procedures.  This material weakness has been fully remediated as of the date of this amended report.

          Solely as a result of such material weakness, we concluded, upon reevaluation, that our disclosure controls and procedures were not effective as of each of the fiscal years ended July 31, 2005 and 2004.

(b) Changes in internal control over financial reporting.

          In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for our fiscal year ended July 31, 2008.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

          During fiscal 2006 we contracted for a highly qualified accounting consultant, we terminated our financial controller, and we hired an experienced financial controller and contracted for an additional member of our accounting staff.  The additional levels of appropriately qualified and trained personnel enabled us to discover the control weakness described above during our 2006 fiscal year-end close procedures.  We performed additional analysis and other closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles, and to mitigate the control weakness described above.  Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  In addition, the following changes in our internal control over financial reporting were made to correct the weakness noted above.  These changes occurred during the fourth quarter of fiscal year 2006 and have strengthened our internal control over financial reporting: our corporate management implemented detailed procedures to properly accrue Broker commissions and it implemented routine variation analysis on the balance sheet so accrued commissions would be stated accurately.

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

10.7	Financing Agreement between ITEX Corporation and Steven White(3)
10.8	ITEX Corporation 2004 Equity Incentive Plan(4)
10.9	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to the stockholders of BXI Exchange, Inc. (5)
10.10	Installment or Single Payment Note, with Security Agreement (5)
10.11	Amendment to Loan Agreement of December 2, 2004 (5)
14.1	Code of Ethics for CEO and Senior Financial Officers(3)
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement 333-53289 on Form S-8, filed May 21, 1998.
(2)	Incorporated by reference to the Report on Form 8-K filed October 28, 2003
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the Fiscal Year Ended July 31, 2003, filed on November 13, 2003.
(4)	Incorporated by reference to the Proxy Statement on Schedule 14A, filed on February 13, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 6, 2005.

b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended July 31, 2004:

Date of the Report	Item Reported

June 29, 2005	Entry into material definitive agreement to acquire BXI; Creation of a Direct Financial Obligation

July 29, 2005	Completion of acquisition of BXI

Item 14.	Principal Accountant Fees and Services

          Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to EKS&H” and is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 17, 2006	By:	/s/ Steven White

Steven White, Chief Executive Officer
Interim Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 17, 2006	By:	/s/ Steven White

Steven White, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Date: October 17, 2006	By:	/s/ John Wade

John Wade, Secretary, Treasurer, Director

Date: October 17, 2006	By:	/s/ Eric Best

Eric Best, Director