Form 10QSB/A
period 2005-10-31
ITEX CORP
filed 2006-10-17
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB/A

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

ITEX CORPORATION
FORM 10-QSB/A
For The Quarterly Period Ended October 31, 2005

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Form 10-QSB for the fiscal quarter ended October 31, 2005, originally filed with the Securities and Exchange Commission on December 15, 2005 (this “Form 10-QSB/A”), to amend and restate our financial statements for the fiscal quarters ended October 31, 2005 and 2004, because we discovered the need for an adjustment to our accrued commissions and current liabilities.  Note 8, “Restatement of Financial Statements,” to the accompanying consolidated financial statements shows the effect of this adjustment on our consolidated balance sheets, income statements and statements of cash flows for the periods presented in this Form 10-QSB/A.  This adjustment was identified in connection with internal procedures relative to the fiscal 2006 year end audit.

          We have amended our disclosures in the Management’s Discussion and Analysis section,  where applicable, solely as a result of, and to reflect the restatement, updated the signature page, and are filing as exhibits new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes–Oxley Act of 2002.  We have identified a material weakness in our internal control over financial reporting, which has been fully remediated as of the date of this amended report.  Solely as a result of this material weakness, upon reevaluation we have concluded that our disclosure controls and procedures were not effective as of each of the fiscal quarters ended April 30, 2006 and 2005, January 31, 2006 and 2005, October 31, 2005 and 2004, as well as for each of the fiscal years ended July 31, 2005 and 2004.  See Item 3 – Controls and Procedures in Part I of this Form 10-QSB/A for additional information.

          Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this quarterly report as originally filed.

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2005	July 31, 2005

	(Unaudited, Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,195	$569
Accounts receivable, net of allowance of $211 and $211	1,113	1,208
Receivable - corporate offices sales	308	375
Prepaids and other current assets	151	195
Deferred tax asset	405	327

Total current assets	3,172	2,674
Property and equipment, net of accumulated depreciation of $22 and$17	66	49
Membership List, net of amortization of $83 and $21	1,413	1,475
Deferred tax asset	1,847	2,023
Goodwill	1,707	1,689
Other long-term assets	6	9
Receivable - corporate office sales, less current portion and less discount	1,285	1,206

Total assets	$9,496	$9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$103
Accounts payable to independent licensed brokers and franchises	1,547	1,243
Accrued payroll and taxes	112	76
Current portion of Notes Payable	616	650
Other current liabilities	378	398

Total current liabilities	2,818	2,470
Long-term liabilities:
Notes Payable, net of current portion	1,521	1,696

Total Liabilities	4,339	4,166

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,826 and 18,826 shares issued and outstanding, respectively	188	188
Additional paid-in capital	29,495	29,495
Unearned Stock Compensation	(66)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(24,450)	(24,638)

Total stockholders’ equity	5,157	4,959

Total liabilities and stockholders’ equity	$9,496	$9,125

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Three Months Ended October 31,

	2005	2004

	(Unaudited, Restated)
Revenue:
ITEX Marketplace revenue	$3,721	$2,507

	3,721	2,507

Costs and expenses:
Cost of ITEX Marketplace revenue	2,698	1,469
Selling, general and administrative	681	604
Depreciation and amortization	67	3

	3,446	2,076

Income from operations	275	431
Other income (expense):
Interest & other income	(7)	28
Gain on sale of corporate-owned office	17	—

	10	28
Income before income taxes	285	459
Income tax expense (benefit)	97	(300)

Net income	$188	$759

Net income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Average common and equivalent shares:
Basic	18,626	18,583
Diluted	18,786	18,583

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended October 31,

	2005	2004

	(Unaudited, Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$759
Items to reconcile to net cash provided by (used in) operations:
Gain on the sale of corporate owned office	(17)	—
Recognition of imputed interest from corporate office receivables	(8)	(7)
Depreciation and amortization	67	3
Loss on disposal of equipment	2	—
Stock based compensation	10	—
Change in allowance for uncollectible receivables	—	40
Changes in operating assets and liabilities:
Accounts receivable	95	176
Deferred tax asset	98	(300)
Prepaids and other assets	47	(53)
Accounts payable, accrued payroll, and other current liabilities	151	(241)
Accounts payable to brokers	232	50

Net cash provided by operating activities	865	427

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(18)	—
Purchase of property and equipment	(24)	(14)
Advances on notes receivable	(69)	—
Payments received from notes receivable	82	83

Net cash provided by investing activities	(29)	69

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on third party indebtedness	(210)	—

Net cash provided (used) by financing activities	(210)	—

Net increase in cash and cash equivalents	626	496
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$1,195	$711

Supplemental cash flow information:
Cash paid for interest	37	—
Cash paid for taxes	—	3
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

NOTE 2 – CASH, ACCOUNTS RECEIVABLE & ACCOUNTS PAYABLE TO BROKERS

          We operate using four-week billing and payroll cycles.  The timing difference between the four-week operating cycles and our quarterly reporting periods causes potential fluctuations in the comparative balances of cash, accounts receivable and accounts payable to brokers.  For example, if an autopay deposit falls near the end of a quarterly reporting period, it is likely our cash balance will be higher and our accounts receivable lower.  Similarly, the timing of our payments, based on four-week cycles, will potentially affect the comparative balance in commissions payable to brokers.  At October 31, 2005, there was $1,547 in commissions payable to brokers.  This commissions payable amount was higher at period end because our payment to the brokers was made in early November 2005.  The comparative accounts receivable balance for the quarters ended October 31, 2005 and July 31, 2005 were not materially affected by the accounting cycle end dates.

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

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

          As disclosed on our Form 8-K filed October 2, 2006, we discovered an error in the accrual for commissions to Brokers as reported in “Accounts payable to independent licensed brokers and franchises” on the Consolidated Balance Sheets as of July 31, 2005 and July 31, 2004.  We have determined that in the third quarter of fiscal 2004, an error was made in the commission accrual computation and a variation analysis of balance sheet accounts, which would have detected the error, was not performed.  This error carried forward to the years ended July 31, 2004 and July 31, 2005 as well as to the three month period ended October 31, 2005.  For the three month period ended October 31, 2005, the effect of the restatement on the consolidated financial statements follows.

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As Reported October 31, 2005	Restated October 31, 2005		As Reported July 31, 2005	Restated July 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,195	$1,195	$—	$569	$569	$—
Accounts receivable, net of allowance of $211 and $211	1,113	1,113	—	1,208	1,208	—
Receivable - corporate offices sales	308	308	—	375	375	—
Prepaids and other current assets	151	151	—	195	195	—
Deferred tax asset	405	405	—	327	327	—

Total current assets	3,172	3,172	—	2,674	2,674	—
Property and equipment, net of accumulated depreciation of $22 and $17	66	66	—	49	49	—
Membership List, net of amortization of $83 and $21	1,413	1,413	—	1,475	1,475	—
Deferred tax asset	1,822	1,847	25	2,023	2,023	—
Goodwill	1,707	1,707	—	1,689	1,689	—
Other long-term assets	6	6	—	9	9	—
Receivable - corporate office sales, less current portion and less discount	1,285	1,285	—	1,206	1,206	—

Total assets	$9,471	$9,496	$25	$9,125	$9,125	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$165	$—	$103	$103	$—
Accounts payable to independent licensed brokers and franchises	1,064	1,547	483	833	1,243	410
Accrued payroll and taxes	112	112	—	76	76	—
Current portion of Notes Payable	616	616	—	650	650	—
Other current liabilities	378	378	—	398	398	—

Total current liabilities	2,335	2,818	483	2,060	2,470	410
Long-term liabilities:
Notes Payable, net of current portion	1,521	1,521	—	1,696	1,696	—

Total Liabilities	3,856	4,339	483	3,756	4,166	410

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,826 and 18,826 shares issued and outstanding, respectively	188	188	—	188	188	—
Additional paid-in capital	29,495	29,495	—	29,495	29,495	—
Unearned Stock Compensation	(66)	(66)	—	(76)	(76)	—
Treasury stock, at cost (2 shares)	(10)	(10)	—	(10)	(10)	—
Accumulated deficit	(23,992)	(24,450)	(458)	(24,228)	(24,638)	(410)

Total stockholders’ equity	5,615	5,157	(458)	5,369	4,959	(410)

Total liabilities and stockholders’ equity	$9,471	$9,496	$25	$9,125	$9,125	$—

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Three Months Ended October 31,			Three Months Ended October 31,

	As Reported 2005	Restated 2005		As Reported 2004	Restated 2004

	(Unaudited)			(Unaudited)
Revenue:
ITEX Marketplace revenue	$3,721	$3,721	$—	$2,507	$2,507	$—

	3,721	3,721	—	2,507	2,507	—

Costs and expenses:
Cost of ITEX Marketplace revenue	2,625	2,698	73	1,673	1,469	(204)
Selling, general and administrative	681	681	—	604	604	—
Depreciation and amortization	67	67	—	3	3	—

	3,373	3,446	73	2,280	2,076	(204)

Income from operations	348	275	(73)	227	431	204
Other income (expense):
Interest & other income	(7)	(7)	—	28	28	—
Gain on sale of corporate-owned office	17	17	—	—	—	—

	10	10	—	28	28	—
Income before income taxes	358	285	(73)	255	459	204
Income tax expense (benefit)	122	97	(25)	(300)	(300)	—

Net income	$236	$188	$(48)	$555	$759	$204

Net income per common share:
Basic	$0.01	$0.01	$—	$0.03	$0.04	$0.01
Diluted	$0.01	$0.01	$—	$0.03	$0.04	$0.01
Average common and equivalent shares:
Basic	18,626	18,626		18,583	18,583
Diluted	18,786	18,786		18,583	18,583

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended October 31,			Three Months Ended October 31,

	As Reported 2005	Restated 2005		As Reported 2004	Restated 2004

	(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236	$188	$(48)	$555	$759	$204
Items to reconcile to net cash provided by (used in) operations:
Gain on the sale of corporate owned office	(17)	(17)	—	—	—	—
Recognition of imputed interest from corporate office receivables	(8)	(8)	—	(7)	(7)	—
Depreciation and amortization	67	67	—	3	3	—
Loss on disposal of equipment	2	2	—	—	—	—
Stock based compensation	10	10	—	—	—	—
Change in allowance for uncollectible receivables	—	—	—	40	40	—
Changes in operating assets and liabilities:
Accounts receivable	95	95	—	176	176	—
Deferred tax asset	123	98	(25)	(300)	(300)	—
Prepaids and other assets	47	47	—	(53)	(53)	—
Accounts payable, accrued payroll, and other current liabilities	78	151	73	(37)	(241)	(204)
Accounts payable to brokers	232	232	—	50	50	—

Net cash provided by operating activities	865	865	—	427	427	—

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(18)	(18)	—	—	—	—
Purchase of property and equipment	(24)	(24)	—	(14)	(14)	—
Advances on notes receivable	(69)	(69)	—	—	—	—
Payments received from notes receivable	82	82	—	83	83	—

Net cash provided by investing activities	(29)	(29)	—	69	69	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on third party indebtedness	(210)	(210)	—	—	—	—

Net cash provided (used) by financing activities	(210)	(210)	—	—	—	—

Net increase in cash and cash equivalents	626	626	—	496	496	—
Cash and cash equivalents at beginning of period	569	569	—	215	215	—

Cash and cash equivalents at end of period	$1,195	$1,195	$—	$711	$711	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Income before income taxes for the quarter ended October 31, 2005 was $285, compared to $459 for the corresponding quarter for the previous year.  Net income for the quarter ended October 31, 2005 was $188, compared to $759 for the corresponding quarter for the previous year.  Net income in the quarter ended October 31, 2004 included the reduction of a valuation allowance and the recognition of a $300 deferred tax asset.  We are seeking to increase our revenues and correspondingly our net income, by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the feasibility of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS (in thousands)

Condensed Results

	Three Months Ended October 31,

	2005	2004

	(Unaudited)
Revenue	$3,721	$2,507
Operating Expenses	3,446	2,076

Operating Income	275	431
Other income (expenses) - net	(7)	28
Gain on sale of corporate offices	17	—

Income before income tax	285	459
Income tax (expense) benefit	(97)	300

Net income	$188	$759

Net income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Average common and equivalent shares:
Basic	18,626	18,583
Diluted	18,786	18,583

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

          Net income for the first quarter ended October 31, 2005 was $188, a decrease of $571 from the three months ended October 31, 2004 of $759.  This was primarily due to the recording of a reduction of the valuation allowance and the recognition of a $300 deferred tax asset in the first quarter of fiscal 2005.  Earnings per share for the first quarter ending October 31, 2005 and 2004 were $0.01 and $0.04 respectively.

Revenue, Costs and Expenses

          The following table sets forth, for the periods indicated, our selected consolidated financial information for the first quarters ended October 31, 2005 and 2004, with amounts expressed as a percentage of total revenues:

	Three Months Ended October 31,

	2005		2004

	Amount	Percent	Amount	Percent

Revenue:
ITEX Marketplace revenue	$3,721	100%	$2,507	100%
Costs and expenses:
Cost of ITEX Marketplace revenue	2,698	73%	1,469	59%
Selling, general and administrative	681	18%	604	24%
Depreciation and amortization	67	2%	3	0%

	3,446	93%	2,076	83%

Income from operations	275	7%	431	17%
Other income, net	10	0%	28	1%

Income before income taxes	285	8%	459	18%
Income tax (expense) benefit	(97)	-3%	300	12%

Net income	$188	5%	$759	30%

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

Cost of Net Revenue

          Cost of net revenues consists of commissions paid to Brokers.  Cost of net revenues increased by $1,229 to $2,698 from $1,469 for the first quarter of the fiscal year ended July 31, 2006 compared to the same period for fiscal year 2005.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI.

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

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $20,359 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  $285 was used during the first quarter to offset taxable income, resulting in $97 in income tax expense being recorded in the quarter ended October 31, 2005.

          As a result, $2,252 in net remaining potential tax savings has been recorded as a deferred tax asset since management believes it is more likely than not that the Company will generate future taxable income and realize these savings.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $9,496 and $9,125 at October 31, 2005 and July 31, 2005, respectively, representing an increase of $371 or 4%.  This increase resulted primarily due to the increase in cash and cash equivalents offset by the utilization of $109 of deferred tax assets. Our cash and cash equivalents totaled $1,195 and $569 as of October 31, 2005 and July 31, 2005, respectively, representing an increase of $626, or 110%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $66 at October 31, 2005 from $49 at July 31, 2005, primarily due to purchases of new computer and office equipment.

          Accounts receivable balances, net of allowances of $211 and $211, were $1,113 and $1,208 as of October 31, 2005 and July 31, 2005 respectively, representing a decrease of $95 or 8%.  This decrease was primarily due to increased collection activity at the end of quarter ended October 31, 2005 compared to July 31, 2005.

          Our total current liabilities were $2,818 and $2,470 at October 31, 2005 and July 31, 2005 respectively, representing an increase of $348 or 14%.  This increase was primarily attributable to increased commissions payable to BXI Area Directors.

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

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the periods covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  At the time of the initial filing of this report, based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  While management had concluded that our disclosure controls and procedures were effective at the time of the initial filing of these reports, it now concludes, as a result of the material weakness described below, that our disclosure controls and procedures were not effective, as of each of the fiscal quarters ended October 31, 2005 and 2004.

          We have restated our audited financial statements for the fiscal quarters ended October 31, 2005 and 2004.  We have identified the following material weakness in our internal control over financial reporting: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004 which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally by ITEX during its 2006 fiscal year-end close procedures.  This material weakness has been fully remediated as of the date of this amended report.

          Solely as a result of such material weakness, we concluded, upon reevaluation, that our disclosure controls and procedures were not effective as of each of the fiscal quarters ended April 30, 2006 and 2005, January 31, 2006 and 2005, October 31, 2005 and 2004, as well as for as of each of the fiscal years ended July 31, 2005 and 2004.

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

ITEX CORPORATION
(Registrant)

Date: October 17, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer