Form 10QSB/A
period 2006-01-31
ITEX CORP
filed 2006-10-17
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB/A

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

ITEX CORPORATION
FORM 10-QSB/A
For The Quarterly Period Ended January 31, 2006

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Form 10-QSB for the fiscal quarter ended January 31, 2006, originally filed with the Securities and Exchange Commission on March 1, 2006 (this “Form 10-QSB/A”), to amend and restate our financial statements for the fiscal quarters ended January 31, 2006 and 2005, because we discovered the need for an adjustment to our accrued commissions and current liabilities.  Note 8, “Restatement of Financial Statements,” to the accompanying consolidated financial statements shows the effect of this adjustment on our consolidated balance sheets, income statements and statements of cash flows for the periods presented in this Form 10-QSB/A.  This adjustment was identified in connection with internal procedures relative to the fiscal 2006 year end audit.

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

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2006	July 31, 2005

	(Unaudited, Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$394	$569
Accounts receivable, net of allowance of $243 and $211	754	1,208
Receivable - corporate office sales	297	375
Prepaids and other current assets	230	195
Deferred tax asset	405	327

Total current assets	2,080	2,674
Property and equipment, net of accumulated depreciation of $27 and $17	66	49
Membership List, net of amortization of $145 and $21	1,351	1,475
Deferred tax asset	1,712	2,023
Goodwill	1,653	1,689
Receivable - corporate office sales, less current portion and less discount	1,251	1,206
Other long-term assets	4	9

Total assets	$8,117	$9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125	$103
Accounts payable to independent licensed brokers and franchises	1,300	1,243
Accrued payroll and taxes	97	76
Current portion of Notes Payable	309	650
Other current liabilities	324	398

Total current liabilities	2,155	2,470
Long-term liabilities:
Notes Payable, net of current portion	563	1,696

Total Liabilities	2,718	4,166

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,706 and 18,826 shares issued and outstanding, respectively	187	188
Additional paid-in capital	29,452	29,495
Unearned Stock Compensation	(44)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(24,186)	(24,638)

Total stockholders’ equity	5,399	4,959

Total liabilities and stockholders’ equity	$8,117	$9,125

The accompanying notes are an integral part of the consolidated financial statements

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JANUARY 31, 2006 AND 2005
(In thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2006	2005	2006	2005

	(Unaudited, Restated)		(Unaudited, Restated)
Revenue:
ITEX Marketplace revenue	$4,029	$2,656	$7,750	$5,163

	4,029	2,656	7,750	5,163

Costs and expenses:
Cost of ITEX Marketplace revenue	2,761	1,623	5,459	3,092
Selling, general and administrative	884	669	1,565	1,273
Depreciation and amortization	69	3	136	7

	3,714	2,295	7,160	4,372

Income from operations	315	361	590	791
Other income (expense):
Net interest	1	25	(6)	48
Gain on sales of corporate-owned offices	—	—	17	—
Gain on extinguishment of debt	81	—	81	—
Other	3	20	3	25

	85	45	95	73
Income before income taxes	400	406	685	864
Income tax expense (benefit)	136	—	233	(300)

Net income	$264	$406	$452	$1,164

Net income per common share:
Basic	$0.01	$0.02	$0.02	$0.06
Diluted	$0.01	$0.02	$0.02	$0.06
Average common and equivalent shares:
Basic	18,631	18,542	18,629	18,566
Diluted	18,791	18,542	18,789	18,566

The accompanying notes are an integral part of the consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended January 31,

	2006	2005

	(Unaudited, Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452	$1,164
Items to reconcile to net cash provided by operations:
Gain on the sale of corporate owned office	(17)	—
Gain on extinguishment of debt	(81)	—
Depreciation and amortization	136	7
Accretion of discount on Notes Receivable	(55)	(15)
Stock based compensation	58	54
Change in allowance for uncollectible receivables	32	40
Deferred income taxes	233	(300)
Changes in operating assets and liabilities:
Accounts receivable	422	291
Prepaids and other assets	55	(136)
Other assets	5	—
Accounts payable, accrued payroll, and other current liabilities	126	(415)
Accounts payable to brokers	(16)	(92)

Net cash provided by operating activities	1,350	598

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(48)	—
Purchase of property and equipment	(30)	(19)
Advances on notes receivable	(69)	—
Loans to Brokers, net of repayments of $21 and $3	(21)	(26)
Payments received from notes receivable	174	152

Net cash provided by investing activities	6	107

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,380)	—
Loan acquisition costs	(13)	—
Reacquired Shares from nonaffliated parties	—	(25)
Reacquired Shares from affliated parties	(138)	—

Net cash used by financing activities	(1,531)	(25)

Net increase (decrease) in cash and cash equivalents	(175)	680
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$394	$895

Supplemental cash flow information:
Cash paid for interest	69	—
Cash paid for taxes	10	3
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

          Corporate Office Sales

Sale Amount	Balance at January 31, 2006	Current Portion	Long-Term Portion

$ 2,695	$ 1,548	$ 297	$ 1,251

The activity for the six months ended January 31, 2006 was as follows:

Balance at July 31, 2005	$1,581
Sale of corporate-owned office	17
Advances on notes receivable	69
Accretion of discount	55
Payments received	(174)

Balance at January 31, 2006	$1,548

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

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

          As disclosed on our Form 8-K filed October 2, 2006, we discovered an error in the accrual for commissions to Brokers as reported in “Accounts payable to independent licensed brokers and franchises” on the Consolidated Balance Sheets as of July 31, 2005 and July 31, 2004.  We have determined that in the third quarter of fiscal 2004, an error was made in the commission accrual computation and a variation analysis of balance sheet accounts, which would have detected the error, was not performed.  This error carried forward to the years ended July 31, 2004 and July 31, 2005 as well as to the three and six month periods ended January 31, 2006.  For the three and six month periods ended January 31, 2006, the effect of the restatement on the consolidated financial statements follows.

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As Reported January 31, 2006	Restated January 31, 2006		As Reported July 31, 2005	Restated July 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394	$394	$—	$569	$569	$—
Accounts receivable, net of allowance of $243 and $211	754	754	—	1,208	1,208	—
Receivable - corporate office sales	297	297	—	375	375	—
Prepaids and other current assets	230	230	—	195	195	—
Deferred tax asset	405	405	—	327	327	—

Total current assets	2,080	2,080	—	2,674	2,674	—
Property and equipment, net of accumulated depreciation of $27 and $17	66	66	—	49	49	—
Membership List, net of amortization of $145 and $21	1,351	1,351	—	1,475	1,475	—
Deferred tax asset	1,687	1,712	25	2,023	2,023	—
Goodwill	1,653	1,653	—	1,689	1,689	—
Receivable - corporate office sales, less current portion and less discount	1,251	1,251	—	9	9	—
Other long-term assets	4	4	—	1,206	1,206	—

Total assets	$8,092	$8,117	$25	$9,125	$9,125	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125	$125	$—	$103	$103	$—
Accounts payable to independent licensed brokers and franchises	817	1,300	483	833	1,243	410
Accrued payroll and taxes	97	97	—	76	76	—
Current portion of Notes Payable	309	309	—	650	650	—
Other current liabilities	324	324	—	398	398	—

Total current liabilities	1,672	2,155	483	2,060	2,470	410
Long-term liabilities:
Notes Payable, net of current portion	563	563	—	1,696	1,696	—

Total Liabilities	2,235	2,718	483	3,756	4,166	410

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,706 and 18,826 shares issued and outstanding, respectively	187	187	—	188	188	—
Additional paid-in capital	29,452	29,452	—	29,495	29,495	—
Unearned Stock Compensation	(44)	(44)	—	(76)	(76)	—
Treasury stock, at cost (2 shares)	(10)	(10)	—	(10)	(10)	—
Accumulated deficit	(23,728)	(24,186)	(458)	(24,228)	(24,638)	(410)

Total stockholders’ equity	5,857	5,399	(458)	5,369	4,959	(410)

Total liabilities and stockholders’ equity	$8,092	$8,117	$25	$9,125	$9,125	$—

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	As Reported	Restated		As Reported	Restated
	Three Months Ended January 31,			Three Months Ended January 31,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
Revenue:
ITEX Marketplace revenue	$4,029	$4,029	$—	$2,656	$2,656	$—

	4,029	4,029	—	2,656	2,656	—

Costs and expenses:
Cost of ITEX Marketplace revenue	2,761	2,761	—	1,750	1,623	(127)
Selling, general and administrative	884	884	—	669	669	—
Depreciation and amortization	69	69	—	3	3	—

	3,714	3,714	—	2,422	2,295	(127)

Income from operations	315	315	—	234	361	127
Other income (expense):
Net interest	1	1	—	25	25	—
Gain on extinguishment of debt	81	81	—	—	—	—
Other	3	3	—	20	20	—

	85	85	—	45	45	—
Income before income taxes	400	400	—	279	406	127
Income tax benefit	136	136	—	—	—	—

Net income	$264	$264	$—	$279	$406	$127

Net income per common share:
Basic	$0.01	$0.01	$—	$0.02	$0.02	$—
Diluted	$0.01	$0.01	$—	$0.02	$0.02	$—
Average common and equivalent shares:
Basic	18,631	18,631		18,542	18,542
Diluted	18,791	18,791		18,542	18,542

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	As Reported	Restated		As Reported	Restated
	Six Months Ended January 31,			Six Months Ended January 31,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
Revenue:
ITEX Marketplace revenue	$7,750	$7,750	$—	$5,163	$5,163	$—

	7,750	7,750	—	5,163	5,163	—

Costs and expenses:
Cost of ITEX Marketplace revenue	5,386	5,459	73	3,423	3,092	(331)
Selling, general and administrative	1,565	1,565	—	1,273	1,273	—
Depreciation and amortization	136	136	—	7	7	—

	7,087	7,160	73	4,703	4,372	(331)

Income from operations	663	590	(73)	460	791	331
Other income (expense):
Net interest	(6)	(6)	—	48	48	—
Gain on sales of corporate-owned offices	17	17	—	—	—	—
Gain on extinguishment of debt	81	81	—	—	—	—
Other	3	3	—	25	25	—

	95	95	—	73	73	—
Income before income taxes	758	685	(73)	533	864	331
Income tax expense (benefit)	258	233	$(25)	(300)	(300)	$—

Net income	$500	$452		$833	$1,164

Net income per common share:
Basic	$0.03	$0.02	$(0.01)	$0.04	$0.06	$0.02
Diluted	$0.03	$0.02	$(0.01)	$0.04	$0.06	$0.02
Average common and equivalent shares:
Basic	18,629	18,629		18,566	18,566
Diluted	18,789	18,789		18,566	18,566

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	As Reported	Restated		As Reported	Restated
	Six Months Ended January 31,			Six Months Ended January 31,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500	$452	$(48)	$833	$1,164	$331
Items to reconcile to net cash provided by operations:
Gain on the sale of corporate owned office	(17)	(17)	—	—	—	—
Gain on extinguishment of debt	(81)	(81)	—	—	—	—
Depreciation and amortization	136	136	—	7	7	—
Accretion of discount on Notes Receivable	(55)	(55)	—	(15)	(15)	—
Stock based compensation	58	58	—	54	54	—
Changes in allowance for uncollectible receivables	32	32	—	40	40	—
Deferred income taxes	258	233	(25)	(300)	(300)	—
Changes in operating assets and liabilities:
Accounts receivable	422	422	—	291	291	—
Prepaids and other assets	55	55	—	(136)	(136)	—
Other assets	5	5	—	—	—	—
Accounts payable, accrued payroll, and other current liabilities	53	126	73	(84)	(415)	(331)
Accounts payable to brokers	(16)	(16)	—	(92)	(92)	—
Deferred revenue	—	—	—			—

Net cash provided by operating activities	1,350	1,350	—	598	598	—

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(48)	(48)	—	—	—	—
Purchase of property and equipment	(30)	(30)	—	(19)	(19)	—
Advances on notes receivable	(69)	(69)	—	—	—	—
Loans to Brokers, net of repayments of $21 and $3	(21)	(21)	—	(26)	(26)	—
Payments received from notes receivable	174	174	—	152	152	—

Net cash provided by investing activities	6	6	—	107	107	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,380)	(1,380)	—	—	—	—
Loan acquisition costs	(13)	(13)	—	—	—	—
Reacquired Shares from nonaffliated parties	—	—	—	(25)	(25)	—
Reacquired Shares from affliated parties	(138)	(138)	—	—	—	—

Net cash used by financing activities	(1,531)	(1,531)	—	(25)	(25)	—

Net increase (decrease) in cash and cash equivalents	(175)	(175)	—	680	680	—
Cash and cash equivalents at beginning of period	569	569	—	215	215	—

Cash and cash equivalents at end of period	$394	$394	$—	$895	$895	$—

Supplemental cash flow information:
Cash paid for interest	69	69		—	—
Cash paid for taxes	10	10		3	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Income before income taxes for the quarter ended January 31, 2006 was $400, compared to $406 for the corresponding quarter in the previous year.  Net income for the quarter ended January 31, 2006 was $264 compared to $406 for the corresponding quarter for the previous year.  We are seeking to increase our revenues and, correspondingly, our net income by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the economics of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS (in thousands, except for per share amounts)

Condensed Results

	Three Months Ended January 31,		Six Months Ended January 31,

	2006	2005	2006	2005

	(Unaudited, Restated)		(Unaudited, Restated)
Revenue	$4,029	$2,656	$7,750	$5,163
Operating Expenses	3,714	2,295	7,160	4,372

Operating Income	315	361	590	791
Other income (expenses) - net	4	45	(3)	73
Gain on sale of corporate offices	—	—	17	—
Gain on extinguishment of debt	81	—	81	—

Income before income tax	400	406	685	864
Income tax expense (benefit)	136	—	233	(300)

Net income	$264	$406	$452	$1,164

Net income per common share:
Basic	$0.01	$0.02	$0.02	$0.06
Diluted	$0.01	$0.02	$0.02	$0.06
Average common and equivalent shares:
Basic	18,631	18,542	18,629	18,566
Diluted	18,791	18,542	18,789	18,566

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

          Net income for the second quarter ended January 31, 2006 was $264, a decrease of $142 from the three months ended January 31, 2005 of $406.  Before taxes, net income for the comparable periods decreased $6.  Earnings per share for the second quarters ended January 31, 2006 and 2005 were $0.01 and $0.02 respectively.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three and six month periods ended January 31, 2006 and 2005, with amounts expressed as a percentage of total revenues:

	Three Months Ended January 31,				Six Months Ended January 31,

	2006		2005		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue:
Marketplace revenue	$4,029	100%	$2,656	100%	$7,750	100%	$5,163	100%
Costs and expenses:
Cost of Marketplace revenue	2,761	69%	1,623	61%	5,459	70%	3,092	60%
Selling, general & administrative	884	22%	669	25%	1,565	20%	1,273	25%
Depreciation and amortization	69	2%	3	0%	136	2%	7	0%

	3,714	92%	2,295	86%	7,160	92%	4,372	85%

Income from operations	315	8%	361	14%	590	8%	791	15%
Other income, net	85	2%	45	2%	95	1%	73	1%

Income before income taxes	400	10%	406	15%	685	9%	864	17%
Income tax expense (benefit)	136	3%	—	0%	233	3%	(300)	-6%

Net income	$264	7%	$406	15%	$452	6%	$1,164	11%

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

Costs of Revenue

          Costs of revenue consist of commissions paid to Brokers.  Costs of revenue increased by $1,138 to $2,761 from $1,623 for the quarters ended January 31, 2006 and 2005, respectively, and increased $2,367 to $5,459 from $3,092 for the six month periods ended January 31, 2006 and 2005, respectively.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI.

Selling, General and Administrative Costs

          Selling, general and administrative costs include payroll, employee benefits, and other headcount related costs associated with personnel, advertising, promotions, seminars, and other programs, as well as facilities, website development, legal and other administrative expenses.  Selling, general and administrative expenses increased by $215 to $884 from $669 or 32% for the quarters ended January 31, 2006 and 2005, respectively.  In the second quarter of 2006, our legal expenses increased by $41, outside services increased by $44, and reserve for bad debts increased by $118 as compared with the second quarter of 2005.  Selling, general and administrative expenses increased $292 to $1,565 from $1,273 for the six month periods ended January 31, 2006 and 2005, respectively.  The increase for the six month periods was primarily due to increased expenses for legal of $39, outside consultants of $81, reserve for bad debts of $118 and integration and miscellaneous costs to support the acquired BXI customers.  As a percentage of revenue, selling, general and administrative expenses decreased to 22% for the current quarter from 25% and decreased to 20% for the six month period from 25% in the prior year periods, respectively.

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

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $20,359 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  In the quarter and six month period ended January 31, 2006, we offset $400 and $685 of taxable income with $136 and $233 in tax expense, accordingly.  This reduced our deferred tax asset to $2,117, an amount that management believes it is more likely than not that the Company will realize with future taxable income.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $8,117 and $9,125 at January 31, 2006 and July 31, 2005, respectively, representing a decrease of $1,008 or 11%.  This decrease resulted primarily due to the reduction in cash and cash equivalents when we used excess balances for payments to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  Other components of the decrease in total assets include the utilization of $245 of deferred tax assets and an increase in our accounts receivable allowance as of January 31, 2006. Our cash and cash equivalents totaled $394 and $569 as of January 31, 2006 and July 31, 2005, respectively, representing a decrease of $175, or 31%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $66 at January 31, 2006 from $49 at July 31, 2005 primarily due to purchases of new computer and office equipment.

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

          Our total current liabilities were $2,155 and $2,470 at January 31, 2006 and July 31, 2005 respectively, representing a decrease of $315 or 13%.  This decrease was primarily attributable to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  These payments are described in more detail below.

          The change in cash and cash equivalents is as follows:

	Six months ended January 31,

(in thousands)	2006	2005

Cash provided by operating activities	$1,350	$598
Cash provided by investing activities	6	107
Cash used by financing activities	(1,531)	(25)

Increase (decrease) in cash and cash equivalents	$(175)	$680

          We have financed our liquidity needs over the last two fiscal years primarily through cash flow generated from operations.  For the six month period ended January 31, 2006, cash flow from operations was $1,350 compared to $598 provided for the same period in the prior year, a 126% increase.  Cash and cash equivalents decreased by $175 for the six month period ended January 31, 2006, compared to a $680 increase in the corresponding period in the prior year. The decrease was primarily due to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution.  In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI Exchange Inc.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. We fully paid off these notes two and one-half years prior to their maturity.  An advance $250 principal payment was made to US Bank to reduce our indebtedness.  As a result of these payments, we recorded a gain of $81 in the quarter ended January 31, 2006 and anticipate interest savings of approximately $100 over the life of the notes and term loan.  This interest savings will further increase our cash flow from operations.  Also, in the quarter ended January 31, 2006, we repurchased 250 shares from a stockholder for $0.55 cents per share, or $138.   Primarily as a result of the reduction in our long-term liabilities, our stockholders’ equity increased to $5,399 at January 31, 2006, compared to $4,959 at July 31, 2005.

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

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods.  During the third quarter of fiscal 2005, management concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets.  As of January 31, 2006, management continues to support this conclusion.  Accordingly, a $2,105 deferred tax asset was recorded on the consolidated balance sheet at January 31, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the periods covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  At the time of the initial filing of this report, based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  While management had concluded that our disclosure controls and procedures were effective at the time of the initial filing of these reports, it now concludes, as a result of the material weakness described below, that our disclosure controls and procedures were not effective, as of each of the fiscal quarters ended January 31, 2006 and 2005.

          We have restated our audited financial statements for the fiscal quarters ended January 31, 2006 and 2005.  We have identified the following material weakness in our internal control over financial reporting: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004 which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally by ITEX during its 2006 fiscal year-end close procedures.  This material weakness has been fully remediated as of the date of this amended report.

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

Period	(a) Total Number of Shares Purchased (1)	(a) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

11/01/05 - 11/30/05	—	$ 0.00	—	—
12/01/05 - 12/31/05		$ 0.00	—	—
01/01/05 - 01/31/05	250,000	$ 0.55	—	—

(1)	We purchased 250,000 shares of our common stock in a privately negotiated repurchase of vested stock from a stockholder.

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

	Positions and Offices Held Within the Company	Vote of the Stockholders

Directors		For	Against	Withheld

Steven White	CEO, Interim CFO President, Director	14,561,351	400	52,249
Eric Best	Director	14,564,945	0	49,055
John Wade	Director, Secretary, Treasurer	14,561,351	400	52,249

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: October 17, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer