Form 10QSB/A
period 2006-04-30
ITEX CORP
filed 2006-10-17
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB/A

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to _______________________

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

ITEX CORPORATION
FORM 10-QSB/A
For The Quarterly Period Ended April 30, 2006

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Form 10-QSB for the fiscal quarter ended April 30, 2006, originally filed with the Securities and Exchange Commission on June 6, 2006 (this “Form 10-QSB/A”), to amend and restate our financial statements for the fiscal quarters ended April 30, 2006 and 2005, because we discovered the need for an adjustment to our accrued commissions and current liabilities.  Note 8, “Restatement of Financial Statements,” to the accompanying consolidated financial statements shows the effect of this adjustment on our consolidated balance sheets, income statements and statements of cash flows for the periods presented in this Form 10-QSB/A.  This adjustment was identified in connection with internal procedures relative to the fiscal 2006 year end audit.

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

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2006	July 31, 2005

	(Unaudited, Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$638	$569
Accounts receivable, net of allowance of $329 and $211	819	1,208
Notes receivable - corporate office sales	283	375
Prepaid expenses	254	142
Deferred tax asset	545	327
Other current assets	94	53

Total current assets	2,633	2,674
Property and equipment, net of accumulated depreciation of $34 and $17	71	49
Membership list, net of amortization of $208 and $21	1,288	1,475
Deferred tax asset	1,446	2,023
Goodwill	1,672	1,689
Notes receivable - corporate office sales, less current portion	1,204	1,206
Other long-term assets	1	9

Total assets	$8,315	$9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42	$108
Commissions payable	263	—
Accrued payroll, benefits and other expenses	418	434
Accrued commissions	1,012	1,243
Deferred revenue	172	35
Advance payments	123	—
Current portion of notes payable	308	650

Total current liabilities	2,338	2,470
Long-term liabilities:
Notes payable, net of current portion	492	1,696

Total Liabilities	2,830	4,166

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,406 and 18,826 shares issued and outstanding, respectively	184	188
Additional paid-in capital	29,290	29,495
Unearned stock compensation	(38)	(76)
Treasury stock, at cost (2 shares)	(10)	(10)
Accumulated deficit	(23,941)	(24,638)

Total stockholders’ equity	5,485	4,959

Total liabilities and stockholders’ equity	$8,315	$9,125

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED
APRIL 30, 2006 AND 2005
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

	(Unaudited, Restated)		(Unaudited, Restated)
Revenue:
ITEX Marketplace revenue	$3,419	$2,345	$11,169	$7,508
Costs and expenses:
Cost of ITEX Marketplace revenue	2,506	1,929	7,965	5,021
Selling, general and administrative	479	516	2,044	1,790
Depreciation and amortization	69	3	205	10

	3,054	2,448	10,214	6,821

Income from operations	365	(103)	955	687
Other income:
Net interest	6	22	—	71
Gain on sales of corporate-owned offices	—	—	17	—
Gain on extinguishment of debt	—	—	81	—
Other	—	—	3	25

	6	22	101	96

Income before income taxes	371	(81)	1,056	783
Income tax expense (benefit)	126	(1,960)	359	(2,260)

Net income	$245	$1,879	$697	$3,043

Net income per common share:
Basic	$0.01	$0.10	$0.04	$0.16
Diluted	$0.01	$0.10	$0.04	$0.16
Average common and equivalent shares:
Basic	18,428	18,588	18,563	18,571
Diluted	18,588	18,588	18,737	18,571

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended April 30,

	2006	2005

	(Unaudited, Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697	$3,043
Items to reconcile to net cash provided by operating activities:
Gain on the sale of corporate owned office	(17)	—
Gain on extinguishment of debt	(81)	—
Recognition of imputed interest	(62)	(23)
Stock based compensation	98	54
Depreciation and amortization	205	7
Change in allowance for uncollectible receivables	118	40
Deferred income taxes	359	(2,260)
Changes in operating assets and liabilities:	—
Accounts receivable	271	249
Prepaid expenses	(79)	(88)
Other current assets	(22)	6
Other long term assets	8	—
Accounts payable	19	(61)
Commissions payable	263	(216)
Accrued payroll, benefits and other expenses	(16)	18
Accrued commissions	(231)	145
Deferred revenue	137	—
Advance payments	123	—

Net cash provided by operating activities	1,790	914

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(68)	—
Payments received from notes receivable	242	212
Advances on notes receivable	(69)	—
Loans to brokers, net of repayments of $34 and $3	(19)	(22)
Purchase of property and equipment	(39)	(26)

Net cash provided by investing activities	47	164

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,452)	—
Repurchase of common stock	(303)	(25)
Loan acquisition costs	(13)	—

Net cash used in financing activities	(1,768)	(25)

Net increase in cash	69	1,053
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$638	$1,268

Supplemental cash flow information:
Cash paid for interest	84	—
Cash paid for taxes	51	28
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

          The following table presents the pro-forma effects on net income as if the provisions of SFAS 123(R) had been applied to all previous periods:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

Net Income - as reported	$245	$1,879	$697	$3,043
Add: stock-based compensation expense included in reported net income, net of tax	26	—	64	35
Deduct: stock-base compensation expense determined under the fair value method, net of tax	(26)	—	(64)	(35)

Pro forma net income	$245	$1,879	$697	$3,043

Net income per share:
Basic and diluted - as reported	$0.01	$0.10	$0.04	$0.16
Basic and diluted - pro forma	$0.01	$0.10	$0.04	$0.16

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

NOTE 4 – INTANGIBLE ASSET – MEMBERSHIP LIST

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

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

          As disclosed on our Form 8-K filed October 2, 2006, we discovered an error in the accrual for commissions to Brokers as reported in “Accounts payable to independent licensed brokers and franchises” on the Consolidated Balance Sheets as of July 31, 2005 and July 31, 2004.  We have determined that in the third quarter of fiscal 2004, an error was made in the commission accrual computation and a variation analysis of balance sheet accounts, which would have detected the error, was not performed.  This error carried forward to the years ended July 31, 2004 and July 31, 2005 as well as to the three and nine month periods ended April 30, 2006.  For the three and nine month periods ended April 30, 2006, the effect of the restatement on the consolidated financial statements follows.

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As Reported April 30, 2006	Restated April 30, 2006		As Reported July 31, 2005	Restated July 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$638	$638	$—	$569	$569	$—
Accounts receivable, net of allowance of $329 and $211	819	819	—	1,208	1,208	—
Notes receivable - corporate office sales	283	283	—	375	375	—
Prepaid expenses	254	254	—	142	142	—
Deferred tax asset	545	545		327	327
Other current assets	94	94	—	53	53	—

Total current assets	2,633	2,633	—	2,674	2,674	—
Property and equipment, net of accumulated depreciation of $34 and $17	71	71	—	49	49	—
Membership list, net of amortization of $208 and $21	1,288	1,288	—	1,475	1,475	—
Deferred tax asset	1,396	1,446	50	2,023	2,023	—
Goodwill	1,672	1,672	—	1,689	1,689	—
Notes receivable - corporate office sales, less current portion	1,204	1,204	—	1,206	1,206	—
Other long-term assets	1	1	—	9	9	—

Total assets	$8,265	$8,315	$50	$9,125	$9,125	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42	$42	$—	$108	$108	$—
Commissions payable	263	263	—	—	—	—
Accrued payroll, benefits and other expenses	418	418	—	434	434	—
Accrued commissions	457	1,012	555	833	1,243	410
Deferred revenue	172	172		35	35	—
Advance payments	123	123		—	—	—
Current portion of notes payable	308	308	—	650	650	—

Total current liabilities	1,783	2,338	555	2,060	2,470	410
Long-term liabilities:
Notes Payable, net of current portion	492	492	—	1,696	1,696	—

Total Liabilities	2,275	2,830	555	3,756	4,166	410

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,406 and 18,826 shares issued and outstanding, respectively	184	184	—	188	188	—
Additional paid-in capital	29,290	29,290	—	29,495	29,495	—
Unearned stock compensation	(38)	(38)	—	(76)	(76)	—
Treasury stock, at cost (2 shares)	(10)	(10)	—	(10)	(10)	—
Accumulated deficit	(23,436)	(23,941)	(505)	(24,228)	(24,638)	(410)

Total stockholders’ equity	5,990	5,485	(505)	5,369	4,959	(410)

Total liabilities and stockholders’ equity	$8,265	$8,315	$50	$9,125	$9,125	$—

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	As Reported	Restated		As Reported	Restated
	Three Months Ended April 30,			Three Months Ended April 30,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
Revenue:
ITEX Marketplace revenue	$3,419	$3,419	$—	$2,345	$2,345	$—
Costs and expenses:
Cost of ITEX Marketplace revenue	2,434	2,506	72	1,676	1,929	253
Selling, general and administrative	479	479	—	516	516	—
Depreciation and amortization	69	69	—	3	3	—

	2,982	3,054	72	2,195	2,448	253

Income from operations	437	365	(72)	150	(103)	(253)
Other income (expense):
Net interest	6	6	—	22	22	—
Gain on sales of corporate-owned offices	—	—	—	—	—	—
Gain on extinguishment of debt	—	—	—	—	—	—
Other	—	—	—	—	—	—

	6	6	—	22	22	—

Income before income taxes	443	371	(72)	172	(81)	(253)
Income tax expense (benefit)	151	126	(25)	(1,960)	(1,960)	—

Net income	$292	$245	$(47)	$2,132	$1,879	$(253)

Net income per common share:
Basic	$0.02	$0.01	$(0.01)	$0.11	$0.10	$(0.01)
Diluted	$0.02	$0.01	$(0.01)	$0.11	$0.10	$(0.01)
Average common and equivalent shares:
Basic	18,428	18,428		18,588	18,588
Diluted	18,588	18,588		18,588	18,588

ITEX CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	As Reported	Restated		As Reported	Restated
	Nine Months Ended April 30,			Nine Months Ended April 30,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
Revenue:
ITEX Marketplace revenue	$11,169	$11,169	$—	$7,508	$7,508	$—
Costs and expenses:
Cost of ITEX Marketplace revenue	7,820	7,965	145	5,099	5,021	(78)
Selling, general and administrative	2,044	2,044	—	1,790	1,790	—
Depreciation and amortization	205	205	—	10	10	—

	10,069	10,214	145	6,899	6,821	(78)

Income from operations	1,100	955	(145)	609	687	78
Other income (expense):
Net interest	—	—	—	71	71	—
Gain on sales of corporate-owned offices	17	17	—	—	—	—
Gain on extinguishment of debt	81	81	—	—	—	—
Other	3	3	—	25	25	—

	101	101	—	96	96	—

Income before income taxes	1,201	1,056	(145)	705	783	78
Income tax expense (benefit)	409	359	$(50)	(2,260)	(2,260)	$—

Net income	$792	$697		$2,965	$3,043

Net income per common share:
Basic	$0.04	$0.04	$—	$0.16	$0.16	$—
Diluted	$0.04	$0.04	$—	$0.16	$0.16	$—
Average common and equivalent shares:
Basic	18,563	18,563		18,571	18,571
Diluted	18,737	18,737		18,571	18,571

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	As Reported	Restated		As Reported	Restated
	Nine Months Ended April 30,			Nine Months Ended April 30,

	2006	2006		2005	2005

	(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792	$697	$(95)	$2,965	$3,043	$78
Items to reconcile to net cash provided by operating activities:
Gain on the sale of corporate owned office	(17)	(17)	—	—	—	—
Gain on extinguishment of debt	(81)	(81)	—	—	—	—
Recognition of imputed interest	(62)	(62)	—	(23)	(23)	—
Stock based compensation	98	98	—	54	54	—
Depreciation and amortization	205	205	—	7	7	—
Change in allowance for uncollectible receivables	118	118	—	40	40	—
Deferred income taxes	409	359	(50)	(2,260)	(2,260)	—
Changes in operating assets and liabilities:				—	—
Accounts receivable	271	271	—	249	249	—
Prepaid expenses	(79)	(79)	—	(88)	(88)	—
Other current assets	(22)	(22)	—	6	6	—
Other long term assets	8	8	—	—	—	—
Accounts payable	19	19	—	(61)	(61)	—
Commissions payable	263	263	—	(216)	(216)	—
Accrued payroll, benefits and other expenses	(16)	(16)	—	18	18	—
Accrued commissions	(376)	(231)	145	223	145	(78)
Deferred revenue	137	137	—	—	—	—
Advance payments	123	123	—	—	—	—

Net cash provided by operating activities	1,790	1,790	—	914	914	—

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI Earnout	(68)	(68)	—	—	—	—
Payments received from notes receivable	242	242	—	212	212	—
Advances on notes receivable	(69)	(69)	—	—	—	—
Loans to brokers, net of repayments of $34 and $3	(19)	(19)	—	(22)	(22)	—
Purchase of property and equipment	(39)	(39)	—	(26)	(26)	—

Net cash provided by investing activities	47	47	—	164	164	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,452)	(1,452)	—	—	—	—
Repurchase of common stock	(303)	(303)	—	(25)	(25)	—
Loan acquisition costs	(13)	(13)	—	—	—	—

Net cash used in financing activities	(1,768)	(1,768)	—	(25)	(25)	—

Net increase in cash	69	69	—	1,053	1,053	—
Cash and cash equivalents at beginning of period	569	569	—	215	215	—

Cash and cash equivalents at end of period	$638	$638	$—	$1,268	$1,268	$—

Supplemental cash flow information:
Cash paid for interest	84	84		—	—
Cash paid for taxes	51	51		28	28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Income before income taxes for the quarter ended April 30, 2006 was $371, compared to ($81) for the corresponding quarter in the previous year.  Net income for the quarter ended April 30, 2006 was $245 compared to $1,879 for the corresponding quarter for the previous year.  Net income in the quarter ended April 30, 2005 included a $1,960 tax benefit.  We are seeking to increase our revenues and, correspondingly, our net income by minimizing the barriers to join the ITEX Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.  In addition, we are reviewing the economics of assessing additional ancillary charges to members.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Revenue	$3,419	$2,345	$11,169	$7,508
Operating Expenses	3,054	2,448	10,214	6,821

Operating Income	365	(103)	955	687
Other income (expenses) - net	6	22	3	96
Gain on sale of corporate offices	—	—	17	—
Gain on extinguishment of debt	—	—	81	—

Income before income tax	371	(81)	1,056	783
Income tax expense (benefit)	126	(1,960)	359	(2,260)

Net income	$245	$1,879	$697	$3,043

Net income per common share:
Basic	$0.01	$0.10	$0.04	$0.16
Diluted	$0.01	$0.10	$0.04	$0.16
Average common and equivalent shares:
Basic	18,428	18,588	18,563	18,571
Diluted	18,588	18,588	18,737	18,571

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

          Income before income taxes increased $452 to $371 from ($81) for the quarters ended April 30, 2006 and 2005, respectively.  Net income for the same quarters decreased $1,634 to $245 from $1,879.  The net income in 2005 was primarily due to a $1,960 tax benefit recorded in 2005 related to a reassessment of our realizable deferred tax assets.  Earnings per share for the third quarters ended April 30, 2006 and 2005 were $0.01 and $0.10, respectively.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three and nine month periods ended April 30, 2006 and 2005, with amounts expressed as a percentage of total revenues (in thousands):

	Three Months Ended April 30,				Nine Months Ended April 30,

	2006		2005		2006		2005

	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue:
Marketplace revenue	$3,419	100%	$2,345	100%	$11,169	100%	$7,508	100%
Costs and expenses:
Cost of Marketplace revenue	2,506	73%	1,929	82%	7,965	71%	5,021	67%
Selling, general & administrative	479	14%	516	22%	2,044	18%	1,790	24%
Depreciation and amortization	69	2%	3	0%	205	2%	10	0%

	3,054	89%	2,448	104%	10,214	91%	6,821	91%

Income from operations	365	11%	(103)	-4%	955	9%	687	9%
Other income, net	6	0%	22	1%	101	1%	96	1%

Income before income taxes	371	11%	(81)	-3%	1,056	9%	783	10%
Income tax expense (benefit)	126	4%	(1,960)	-84%	359	3%	(2,260)	-30%

Net income	$245	7%	$1,879	80%	$697	6%	$3,043	41%

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

Costs of Marketplace Revenue

           Costs of revenue consist of commissions paid to Brokers.  Costs of revenue increased by $577 to $2,506 from $1,929 for the quarters ended April 30, 2006 and 2005, respectively and increased $2,944 to $7,965 from $5,021 for the nine month periods ended April 30, 2006 and 2005, respectively.  This increase was primarily due to commissions payable to the BXI Area Directors for revenue generated by BXI members.  As a percentage of revenue, costs of revenue remained constant for the comparable 2006 and 2005 quarterly periods.

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

Recoverability of Deferred Tax Assets

          At the beginning of fiscal 2006, the Company had net operating loss carryforwards of $20,359 from ITEX operations and the limited use (annual limit of approximately $172) of approximately $2,357 in net operating loss carryforwards from BXI operations.  In the three and nine month period ended April 30, 2006, we recognize deferred income tax expense on $371 and $1,056 of taxable income resulting in $126 and $359 in tax expense, accordingly.  This reduced our deferred tax asset to $1,991, an amount that management believes it is more likely than not to be realized by the Company with future taxable income.

          Management periodically assesses the realizability of its net operating loss carryforwards for future periods and believes that its current valuation allowance is adequate.

FINANCIAL CONDITION

          Our total assets were $8,315 and $9,125 at April 30, 2006 and July 31, 2005, respectively, representing a decrease of $810 or 9%.  This decrease resulted primarily from the utilization of $359 of deferred tax assets, a $187 reduction of the BXI membership list from ongoing amortization, a $94 net principal reduction in corporate office sales receivable from ongoing repayments offset by accretion of income and additional advances, and a $389 decrease in accounts receivable due to increased collection efforts and an increase in our accounts receivable allowance. Our cash and cash equivalents totaled $638 and $569 as of April 30, 2006 and July 31, 2005, respectively, representing an increase of $69, or 12%.  Our cash flow activity is described in more detail in the table below.  Net property and equipment increased to $71 at April 30, 2006 from $49 at July 31, 2005 primarily due to purchases of new computer and office equipment.

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

          Our total current liabilities were $2,338 and $2,470 at April 30, 2006 and July 31, 2005, respectively, representing a decrease of $132 or 5%.  The decrease was primarily attributable to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution, however, the decrease was offset to a lesser extent by increases in deferred revenue and advance payments.  These payments are described in more detail below.

          The change in cash and cash equivalents was as follows:

	Nine months ended April 30,

(in thousands)	2006	2005

Cash provided by operating activities	$1,790	$914
Cash provided by investing activities	47	164
Cash used by financing activities	(1,768)	(25)

Increase in cash and cash equivalents	$69	$1,053

          We have financed our ongoing operations over the last two fiscal years primarily with cash provided by operating activities.  For the nine month period ended April 30, 2006, cash flow from operations was $1,790 compared to $914 provided for the same period in the prior year, a 96% increase.  Cash and cash equivalents increased by $69 for the nine month period ended April 30, 2006, compared to a $1,053 increase in the corresponding period in the prior year.  As depicted in the table above, the increase was attributable to the large increase in cash provided by operations though largely offset by cash used by financing activities due to payments made to promissory note holders and an advance principal payment on our term loan with our primary banking institution, US Bank.  In July 2005, ITEX incurred debt of $2,300 to partially fund the acquisition of BXI Exchange, Inc.  We paid $781 to all five former BXI stockholders upon their acceptance of a principal discount for early payment of secured promissory notes. We fully paid off these notes two and one-half years prior to their maturity.  We made an advance principal payment of $250 to US Bank, using our excess cash to reduce our indebtedness.  As a result of these payments, we recorded a gain of $81 in the second quarter and anticipate interest savings of approximately $100 over the life of the notes and term loan.  Primarily as a result of the reduction in our long-term liabilities, our stockholders’ equity increased to $5,485 at April 30, 2006, compared to $4,959 at July 31, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the periods covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  At the time of the initial filing of this report, based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  While management had concluded that our disclosure controls and procedures were effective at the time of the initial filing of these reports, it now concludes, as a result of the material weakness described below, that our disclosure controls and procedures were not effective, as of each of the fiscal quarters ended April 30, 2006 and 2005.

          We have restated our audited financial statements for the fiscal quarters ended April 30, 2006 and 2005.  We have identified the following material weakness in our internal control over financial reporting: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004 which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally by ITEX during its 2006 fiscal year-end close procedures.  This material weakness has been fully remediated as of the date of this amended report.

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

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

2/01/06 - 2/28/06	—	$0.00	—	—
3/01/06 - 3/31/05	300,000	$0.55	—	—
4/01/06 - 4/30/06	—	$0.00	—	—

(1) We purchased 300,000 shares of our common stock from a stockholder in a privately negotiated transaction.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: October 17, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer