Form 10KSB
period 2006-07-31
ITEX CORP
filed 2006-10-18
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10 - KSB

(Mark One)
☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2006.

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          State issuer’s revenues for its most recent fiscal year   $14,657,000

          The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2006 was approximately $9,728,927 based upon 16,774,012 shares held by such persons and the closing bid price of $.58 on that date.  Shares of the Company’s common stock are reported by the OTC Bulletin Board.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

          As of October 31, 2006, the Company had 18,246,132 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

          Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

ITEX CORPORATION

FORM 10-KSB

For The Fiscal Year Ended July 31, 2006

- ii -

PART I

Special Note Regarding Forward-Looking Statements

          In addition to historical information, the discussion of our business contains forward-looking statements.  These forward-looking statements involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors including, but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled “Competition,” “Government Regulation,” and “Management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements which reflect our opinions only as of the date of this report.  ITEX Corporation (“ITEX”, “Company”, “we”, or “us”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in this document as well as other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the quarterly reports on Form 10-QSB to be filed during fiscal 2007.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable more than $250 million transactions per year to be processed between approximately 22,000 member businesses (collectively, the “Marketplace.”), where products and services are exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD”).

          In the fourth quarter of 2005 we expanded our operations by acquiring BXI Exchange, Inc., a Delaware corporation (“BXI”), which is now our wholly owned direct subsidiary.  We integrated the BXI member businesses and the BXI area directors into the Marketplace.

          We maintain our executive offices at 3625 132nd Ave SE, Suite 200, Bellevue, Washington 98006.  Our telephone number is 425-463-4000.  Our website is www.itex.com.  Our SEC reports can be accessed through the investor relations section of our website.  There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These reports are also available from the SEC website at www.sec.gov.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Marketplace Transactions

          We manage the Marketplace utilizing a currency called “ITEX dollars” to enable our members to purchase from and sell their products and services to other members using ITEX dollars instead of USD.  An ITEX dollar is an accounting unit used by the Marketplace to record the value of transactions as determined by the parties in the Marketplace.  ITEX dollars denote the right to receive or the obligation to provide products and services from or to other Marketplace members.  ITEX dollars may only be used in the manner and for the purpose set forth in the rules of the Marketplace.  ITEX dollars are not intended to constitute legal tender, securities or commodities and have no readily determinable correlation to USD.

          We assist members in marketing their products and services through our Broker Network, newsletters, e-mail, on our website at www.itex.com and through other promotional means.  Transactions are generally conducted by members directly but can be facilitated by our Brokers.

          Businesses use our Marketplace to increase sales and market share, decrease USD expenditures, reduce surplus inventory and take advantage of underutilized capacity.  The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hotels, media, and other service related businesses.  For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility.  Selling these unused rooms for ITEX dollars which can be used to purchase other products or services valuable to the hotel is beneficial for both the buyer and the seller.

          In order to facilitate transactions, we may grant lines of credit (ITEX dollar loans) under guidelines that assess the financial stability of the member and the demand by others for the member’s product or service.  Members without a line of credit may only use their ITEX dollars received from selling their product or service to purchase other products or services in the Marketplace.  ITEX dollars are the only currency used in the Marketplace.

          For tax purposes, the Internal Revenue Service considers ITEX dollar sales to be equivalent to USD sales and an ITEX dollar expenses to be equivalent to a USD expenses.  ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of our members and to the Internal Revenue Service (“IRS”) which we do electronically.  The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns.  The IRS requires all Form 1099-B recipients to report their ITEX dollars received (sales) as gross income on their tax returns.  Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Broker Network

          Brokers are independent contractors with respect to the Company.  In addition to our corporate staff, Brokers, their staff and outside contractors combined total more than 300 individuals supporting the Marketplace.  Our mission is to support and empower our Broker Network; a commitment that we view as vital to our long-term success.  We depend on a high rate of repeat business and view the quality of our Broker interactions with members as an important element of our strategy.  We seek a strong cooperative relationship with our Broker Network and continue to develop that relationship by providing training, marketing materials and programs, internet and computer-related support, incentive programs and investment into Broker Network technology.

          Our Brokers provide Marketplace members with information about products and services that are available locally, nationally and internationally.  Brokers do not typically have exclusive contractual rights to operate in a geographical area.  Each Broker is responsible for enrolling new Marketplace members, training them in Marketplace policies and procedures, facilitating transactions among members and assuring payment in USD of transaction fees, association fees and other fees to us.  Members of the Marketplace have a direct contractual relationship with us.  In turn, Brokers receive a commission in USD for a percentage of revenue collected from the members serviced by those Brokers.

          Our franchise agreements and independent licensed broker contracts both provide for a five-year term unless we terminate the contract for cause as defined in the agreement.  These agreements provide for subsequent five-year renewal terms as long as the franchisee or broker is not in breach of the agreement and is in compliance with our performance requirements, policies and procedures then in place.  BXI Area Director contracts typically provide for a three-year term that is renewable if specified performance requirements are met.  BXI Area Director contracts may be terminated upon specified events of default.

          Since early 2003, we have offered the sale of ITEX franchises to qualified individuals and entities.  In addition, we have sought to renew all individual Broker contracts under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary.  Our efforts to expand our Broker Network through the marketing of franchises were significantly curtailed in 2004 and 2005.  However, since 2003, a number of our former independent licensed brokers have entered into franchise agreements.  In 2006, a number of former BXI Area Directors entered into franchise agreements as well.  Through our franchisees we distribute our services by licensing our business ideas and concepts, while remaining the legal owner of those concepts and ideas, including our name and logos.  Our franchise agreement grants to the franchisee a limited license and right to use and operate a recognizable ITEX outlet by utilizing our business system and proprietary marks.  The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee.  We are registered as a franchisor in all requisite states and are eligible to sell franchises throughout the United States.  Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  See “Government Regulation.”

          The composition of franchisees, licensed brokers and Area Directors as of July 31, 2006 is represented in the table below:

Broker classifications as of July 31, 2006	Number

Franchisees	70
Licensed Brokers - USA	18
Area Directors	11
Licensed Brokers - Canada	3

Total	102

          Brokers are paid a commission based on a percentage of revenue collected from members serviced by those Brokers.  Commission percentages generally range from 50% to 80% depending on the type of transactions, net increases in the number of members enrolled during each four-week accounting cycle or contractual agreement.  BXI Area Directors joined the Broker Network at their historical and customary commission rates.  However, a number of BXI Area Directors entered into franchise agreements in 2006 and now operate under the standard ITEX commission structure.  Ultimately, we expect greater uniformity as we renew individual Broker contracts under our current franchise agreement.

Sources of Revenue

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2006” for August 1, 2005 to July 31, 2006, “2005” for August 1, 2004 to July 31, 2005).  We report our results as of the last day of each calendar month (“accounting cycle”).

          Each operating cycle we charge ITEX members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.  BXI members have historically been charged association fees ranging from $6 - $10 USD and $6 - $10 BXI trade dollars (“BXI dollars”) each operating cycle.  Also, BXI members have historically been charged annual dues in USD and BXI dollars, ranging from $60 to $90.  Finally, BXI members have historically been charged a 10% USD transaction fee on the BXI dollar amount of the member’s purchases but no fee when the member sold into the BXI marketplace.  After our acquisition of BXI, BXI members were integrated into the Marketplace at their historical and customary transaction fee, association fees and annual dues.  During 2006, we converted a large portion of former BXI members to ITEX fee plans.  We will continue to convert the remaining BXI members to ITEX fee plans and to offer them the payment option of using our Preferred Member Autopay System (“Autopay System”).

          We bill members after the end of each operating cycle.  If a member pays automatically by credit card or electronic funds transfer through our Autopay System, we charge a USD fee of 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If a member pays by check or otherwise, we charge a USD fee of 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          Currently, approximately 69% of members pay by electronic funds transfer or by credit cards using our Autopay System.  We continually strive to increase the percentage of members using our Autopay System through member and Broker incentives so we can convert our receivables to USD more efficiently.

          We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP).  See Note 1 to Consolidated Financial Statements for a description of our accounting policies.  As discussed in our critical accounting policies, due to the lack of readily determinable fair values, we typically do not recognize our Marketplace revenues or expenses of ITEX dollars on our financial statements.  See Management’s Discussion and Analysis – Critical Accounting Policies and Estimates – Accounting for ITEX Dollar Activity for more information.  We recognize ITEX dollars as required by the Internal Revenue Service for income tax reporting purposes.  We account for ITEX dollar transactions and USD fee assessments in statements to members and Brokers.  The majority of the ITEX dollars we earn are distributed back to the Broker Network as  revenue share and sales incentives.  Additionally, we use ITEX dollars we earn to fund the ITEX Co-Op advertising program utilized by both members and Brokers.  On a minimal basis, we also use ITEX dollars to pay for certain ITEX operating expenses.

Business Strategy

          Our goal is to expand our position in the cashless transaction industry, principally in the United States and Canada, by focusing on customer service, expanding the breadth and availability of products and services offered through the Marketplace, increasing the number of our members, and increasing the size and strength of our Broker Network.  To achieve this, we are executing the following business strategies:

•

Support of the ITEX Broker Network.   We seek to enhance the productivity and increase the revenues generated within the Marketplace by increasing the level of training and support for new and existing Brokers.  We continue to refine our franchisee and Broker operating manuals and related support materials.

•

Marketplace Account Management (TEAM) Software.  We have developed a comprehensive customer relationship management and payment processing software.  This software provides members, Brokers and our management team with enhanced information systems and marketing tools.  We plan to continue to enhance our TEAM software.

•

Develop Technologically Advanced Multi-Channel Payment System.  We continue to upgrade and enhance our computer hardware, software, and related support, including improved internet access to ITEX members and our Broker Network.  These upgrades and enhancements in computer and communications technology provide Brokers with additional tools and more effective computer applications to more easily engage in “real-time” transactions.

•

Marketing for New Members.  Our marketing strategy is to promote our brand and attract new members to the Marketplace while instructing them as to how to effectively use ITEX dollars to grow their business.  See “Sales, Marketing and Transactions” below.

•

Franchise development.  We intend to expand our efforts to attract, train and implement the placement of new franchisees.  We are registered in all requisite states, and are eligible to sell franchises throughout the United States.

•	Member Referral Programs. We offer a member referral program that provides product and service awards and discounted fees to existing members who refer new qualified members to the Marketplace.

Members

          The Marketplace has approximately 22,000 members in the United States and Canada.  The majority of members are business owners with less than 20 employees.  Members may participate in the Marketplace for a number of reasons including their desire to accomplish the following goals:

•	Attract new customers
•	Generate new sales
•	Add new channels of distribution
•	Utilize unproductive assets and excess capacity

          Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members.  The following is a representative example of a transaction:

          A dentist wants to remodel her office.  Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $500 ITEX dollars.  The dentist has ITEX dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the Marketplace, in exchange for ITEX dollars.  These other members originally acquired ITEX dollars by providing services for other Marketplace members.

          The Marketplace is especially useful to those businesses where the variable costs of products and services are low such as hotels, media, professional and other service-related businesses.  For example, a radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs.  These businesses can leverage their low variable cost and excess capacity into more purchasing power by accepting ITEX dollars.

Sales, Marketing and Transactions

Sales

          The primary function of new member enrollment is to grow and retain the Marketplace member base and generate additional revenue.  We provide standardized marketing and support materials, advertising, ongoing training, promotion and support to assist our Broker Network in expanding the member base.  Our Brokers contact prospective members to market the benefits of joining the Marketplace.  In addition, Brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members.  We offer a Member Referral Program that provides product and service awards and discounted fees to existing members that refer new qualified members to the Marketplace.

Marketing

          Our marketing strategy is to promote our brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business.  Our marketing efforts include a program of support and education for our members and Brokers.  New tools for Brokers to customize and use in their consultative sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message in all markets.  To promote the Marketplace, we market products and services of existing members through directories, newsletters, e-mail, and other means.  In addition, we pursue strategic affiliations with companies with access to potential members.

Transactions

          Our Broker Network is responsible for facilitating and maximizing the number of transactions between members.  Brokers facilitate transactions between members by attempting to fulfill members’ needs and making them aware of products and services available in the Marketplace to better meet those needs.  In general, Brokers actively market products and services available online on our ITEX website for the members they service.

Systems and Technologies

          The Marketplace is handled by an internally developed, proprietary, online system we call Trade Exchange Account Manager (“TEAM”) that is based on Microsoft® technologies.  We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to Brokers and Marketplace members.  The system extends well beyond record keeping and transaction processing.  The major features of the system are as follows:

•

Account Information Manager (“AIM”) Online - provides our Brokers and corporate management with customer relationship management (“CRM”) features including notes, transaction histories, calendaring and scheduling capabilities as well as Marketplace management features.

•

Trade Flash - an online classified ad section where members can list products and services they are offering for ITEX dollars as well as locate products and services they are seeking to purchase with ITEX dollars.

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

•	Reporting – Brokers, corporate management and accounting personnel are provided with a number of reports allowing for a comprehensive analysis of various aspects of the Marketplace.

          We take the steps necessary to ensure the adequate security of our hardware and software systems including monitoring any and all unwanted intrusions and attacks.  Our technologies are co-hosted both in Washington state and out of state with full back-ups every 24 hours.  We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by continually updating hardware and enhancing our software by internally programming new features and functionalities.

Industry Overview

General

          Our industry was developed when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.”  For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace.   We act as a third party record-keeper of ITEX dollars exchanged for products and services among members in our Marketplace.  For every transaction, we post ITEX dollar activity to the buyer and seller’s accounts.  Members can transact business directly or may use the services of a Broker who matches buyers and sellers.  We account for all transactions in our Marketplace with our TEAM software.

Cashless Transaction Statistics

          There is limited publicly available statistical information for our industry on the number of members, transaction volume and USD revenue in the United States and Canada.  We believe that industry growth has been relatively stagnant in recent years with most revenue growth driven by consolidation.

Competition

          Our industry is fragmented with several hundred independently owned Exchanges in the United States and Canada.  Competing Exchanges include International Monetary Systems.  To a certain extent, eBay, Travelocity, Priceline, Overstock.com and other internet distribution channels also compete with us through price and inventory management.  We believe that we are the industry leader in the United States and Canada based on the number of payments processed, locations, members, transactions, and the amount of revenue generated through transactions of a single, non-USD currency.

          We compete primarily on the basis of service including the number of available products and services and the liquidity of ITEX dollars.  We expect to encounter competition in our efforts to expand our Marketplace.  In addition to existing Exchanges, new, smaller competitors can launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low.  However, we believe participation from a significant number of members is necessary to offer a quality Exchange.  We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in custom designed software to track members’ activity.   Ultimately, we believe these create a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive Exchange successful.  Regardless, our competitors could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have.  Such companies would be strong competitors if they decided to develop a focused business effort in our industry.

          In general, customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the acceptance of the internet as a medium for communication and business have resulted in a more competitive industry.  We believe that in order to capture greater market share, local Exchanges will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

          We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base.  Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our Brokers, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies.  However, we cannot assure you that we will be able to compete successfully, that competitors will not develop competing technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable.  Furthermore, we may not be able to successfully enhance our products and services or develop new products or services to meet our members’ needs.  Increased competition, price or other circumstances, could result in erosion of our market share and may require price reductions and increased spending on marketing and product development to remain competitive.  Increased competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

Government Regulation

          Both we and our Brokers are subject to various federal, state and local laws, regulations and administrative practices affecting our businesses, including, among others, the requirement to obtain business licenses, withhold taxes, remit matching contributions for our employees’ social security accounts, and other such legal requirements, regulations and administrative practices required of businesses in general.  We are a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) and we are required to account for and report annually to the IRS the total ITEX dollar sales transactions of each member in our Marketplace.

          It is the legal responsibility of our Brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act.  Our Brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network.  However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network.  For example, the economic reality of our relationship with a Broker could be subject to challenge to determine whether an individual is an independent contractor or an employee for purposes of the Fair Labor Standards Act or state equivalents.  Under various agency theories, we could potentially be found liable for the conduct of our independent contractors in a situation where that contractor has caused injury to a third party.  In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Many states broadly view the requirements of what constitutes a franchise and, consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation.  There is a risk that one or more of our non-franchise business relationships could be deemed to constitute a franchise.  An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Proprietary Rights

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products.  We have registered service marks for the word mark ITEX®, as well “ITEX” used in connection with our logo design.  We intend to file additional service mark word and design applications for ITEX.  We seek to police the use of our marks and to oppose any infringement.  We have registered the internet domain name “ITEX.com” and other related domain names.

          We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or that equivalent products or services will not be marketed in competition with our products thereby substantially reducing the value our proprietary rights.  Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

          As of July 31, 2006, we had 19 full-time equivalent employees.  From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, accounting or administrative functions.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

          Our executive offices are located in Bellevue, Washington, where we currently lease approximately 4,531 square feet.  The lease expires on January 31, 2007.  There is no renewal option.  Management is seeking alternate locations within close proximity of our existing executive offices.  We foresee no problems in finding alternative space when needed, upon commercially reasonable terms.  We believe that our current facilities are adequate and suitable for their current use.  We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

          See Note 8 — Legal Proceedings of the Notes to Financial Statements (Item 7) for information regarding legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended July 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

	2006		2005

Fiscal Year Ended July 31,	High	Low	High	Low

First Quarter	$0.99	$0.35	$0.66	$0.17
Second Quarter	$0.68	$0.57	$0.42	$0.25
Third Quarter	$0.80	$0.53	$0.45	$0.31
Fourth Quarter	$0.65	$0.54	$0.40	$0.26

          This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board.  The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown or commissions.

          There were approximately 888 holders of record of our common stock as of July 31, 2006.  Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

          We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

          On July 7, 2006, we issued 340,000 shares of restricted common stock to two employees as an equity incentive grants under ITEX’s 2004 Equity Incentive Plan.  The restricted stock was valued at $0.59 per share and vests over a three-year period.  The recipients were sophisticated or accredited investors, had access to all material information concerning our Company, and acquired the securities for investment.  We affixed an appropriate legend to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          The following table provides information about our purchases or any affiliated purchaser during the quarter ended July 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

(d)
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

5/01/06 - 5/31/06	—	—	—	—
6/01/06 - 6/30/06	—	—	—	—
7/01/06 - 7/31/06	500,000	$0.55	—	—

(1) We purchased 500,000 shares of our common stock from a stockholder in a privately negotiated transaction.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes and helps provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition.

OVERVIEW

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  Through our independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a marketplace for cashless business transactions with 22,000 member businesses (the “Marketplace”), where products and services are exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper of our members’ transactions.  At July 31, 2006, our Broker Network was comprised of approximately 100 Brokers.  Our business services and payment systems enable more than $250 million per year in ITEX dollars transactions to be processed in the Marketplace.  We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD”).

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, for example, all references to “2006” are for the period from August 1, 2005 to July 31, 2006, “2005” for August 1, 2004 to July 31, 2005, etc.).  We report our results as of the last day of each calendar month (“accounting cycle”).

          In the fourth quarter of 2005 we acquired BXI Exchange, Inc. (“BXI”), which after ITEX was the second largest cashless exchange in the United States.  BXI is now a wholly owned direct subsidiary of ITEX.  The results of BXI’s operations are included in our consolidated financial statements since June 30, 2005 as we assumed the risks and rewards of ownership and transferred the purchase consideration on that date.

          Our net revenues increased 28% for the fourth quarter ended July 31, 2006 compared to 2005, and increased 43% for the year ended July 31, 2006 compared to 2005.  The primary reason for the increase in revenue for the fourth quarter and year end results was revenue derived from BXI.  Revenue in 2005 included only one month of BXI revenue in the fourth quarter.

          We financed the acquisition of BXI by borrowing $1.3 million from U.S. Bank and by issuing $1.0 million in promissory notes.  The U.S. Bank borrowing (“Bank Note”) provided for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest were payable in 47 monthly installments of approximately $31,000 each, beginning August 5, 2005, with a maturity date of July 5, 2009.  Our obligations under the Bank Note were secured by security interests in our accounts receivable,  general intangibles, all inventory and equipment, and were personally secured by our Chief Executive Officer, Steven White.  The Bank Note could be prepaid at any time and we made a principal payment of $250 in the second quarter of 2006.  Subsequent to year end, in the first quarter of 2007, we prepaid, in full, the outstanding principal balance and related interest.  As part of the acquisition financing, we secured another $1.0 million in 6.0% senior subordinated 3-year promissory notes (“Merger Notes”) from the former shareholders of BXI.  The Merger Notes were secured obligations of ITEX and ranked senior to all of our other obligations except our U.S. Bank debt.  Principal and interest on the Merger Notes were payable in 36 equal monthly installments of approximately $30,000, commencing on July 31, 2005.  We retired all of the Merger Notes during 2006.

          We had net operating loss carryforwards of approximately $20.3 million at the beginning of 2006, of which we used $741,000 during the year to offset taxable income.  During the third quarter of 2005 and again in the fourth quarter of 2006, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets.  Accordingly, we recorded a $2.4 million deferred tax asset in 2005 and a $4.4 million deferred tax asset on the 2006 balance sheet for periods beyond 2006.  Of our net operating loss carryforwards, approximately $21.2 million remains available to offset future taxable income.

RESULTS OF OPERATIONS (in thousands except per share amounts)

Condensed Results

	Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Revenues	$3,488	$2,717	$14,657	$10,225
Operating costs and expenses	3,102	2,677	13,316	9,496

Operating income	386	40	1,341	729
Other income - net	16	14	117	109

Income before taxes	402	54	1,458	838
Income tax benefit	(2,334)	—	(1,975)	(2,260)

Net income	$2,736	$54	$3,433	$3,098

Net income per common share
Basic	$0.15	$0.01	$0.19	$0.17
Diluted	$0.15	$0.01	$0.18	$0.17

          Revenue for year ended July 31, 2006, increased by 43% to $14,657 from $10,225 during the prior year.  This increase was primarily due to revenue generated by BXI for the year ended July 31, 2006.  Revenue growth other than through acquisition at the corporate level will depend on our ability to meet the challenge of expanding and enhancing the Marketplace and our Broker Network.  We intend to expand by increasing our per-member transactional volume, adding member businesses, and increasing the number of our new online listings and new business registrations.  In furtherance of this objective we intend to continue to enhance our payment processing technologies and product and service offerings, further develop our website, and expand our co-branding alliances with Fortune 1,000 companies.

          Income before taxes for the year ended July 31, 2006 was $1,458, an increase of $620 or 74% from income before taxes in 2005 of $838.  We attribute this increase primarily to the BXI acquisition but also as a result of our efforts to lower controllable expenses as a percent of revenue.  As a result of our efficiencies, income before taxes increased 74% while revenues increased 43%.  Salaries, wages and employee benefits were 10% of revenues in 2005 but decreased to 9% of revenue in 2006.  General and administrative expenses were 13% of revenues in 2005 but decreased to 9% of revenue in 2006.  Basic earnings per share for the year ending July 31, 2006 and 2005 were $0.19 and $0.17, respectively, while diluted earnings per share were $0.18 and $0.17 for 2006 and 2005, respectively.  In both years, earnings per share was positively and significantly affected by income tax benefits resulting from reassessments of valuation allowances on available operating loss carryforwards for tax purposes.

          Results of operations for the fourth quarter of 2006 included income before taxes of $402 compared to $54 for the fourth quarter of 2005.  This increase of $348 is primarily due to BXI activity and a reduction in bad debt expense in 2006 of $89 as a result of our methodology of assessing a reserve for bad debts inherent in our accounts receivable balance as well as one time integration and loan fee expenses of $26 incurred in 2005 related to the acquisition of BXI.

Revenue, Costs and Expenses

          The following table sets forth, for the periods indicated, our selected consolidated financial information for the years ended July 31, 2006 and 2005, with amounts expressed as a percentage of total revenues:

	Quarters Ended July 31,				Years Ended July 31,

	2006		2005		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue:
Marketplace revenue	$3,488	100%	$2,717	100%	$14,657	100%	$10,225	100%
Costs and expenses:
Cost of Marketplace revenue	2,417	69%	2,029	75%	10,382	71%	7,050	69%
Salaries, wages and employee benefits	366	10%	252	9%	1,298	9%	1,042	10%
Selling, general and administrative	249	7%	371	14%	1,361	9%	1,369	13%
Depreciation and amortization	70	2%	25	1%	275	2%	35	0%

	3,102	89%	2,677	99%	13,316	91%	9,496	93%

Income from operations	386	11%	40	1%	1,341	9%	729	7%
Other income, net	16	0%	14	1%	117	1%	109	1%

Income before income taxes	402	12%	54	2%	1,458	10%	838	8%
Income tax benefit	(2,334)	-67%	—	0%	(1,975)	-13%	(2,260)	-22%

Net income	$2,736	19%	$54	1%	$3,433	23%	$3,098	30%

Marketplace revenue

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Transaction fees	$2,494	$1,922	$10,570	$7,082
Association fees	945	800	3,686	2,968
Other fees	49	(5)	401	175

	$3,488	$2,717	$14,657	$10,225

          Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments.  Revenues increased 28% for the fourth quarter ended July 31, 2006 compared to 2005 and increased 43% for the year ended July 31, 2006 compared to 2005.  The primary reason for the increase was revenue derived from BXI which contributed to our revenues for one month in 2005 but all year in 2006.  We made a concerted effort throughout 2006 to convert Marketplace members on former BXI fee plans to ITEX fee plans.  BXI members have historically been charged a 10% USD transaction fee on the BXI dollar amount of the member’s purchases but no fee when the member sold into the BXI marketplace.  After the acquisition, BXI members were integrated into the Marketplace at their historical and customary transaction fees, association fees and annual dues.  The standard ITEX plan is 5% USD transaction fee on both purchases and sales.  As part of our effort to convert former BXI members to the standard ITEX fee plan, we assessed a sale fee adjustment equal to 5% of their ITEX dollar balance and reduced the transaction fee percentage on future purchases to 5% USD.  As part of these conversions, we received approximately $383 in higher transaction fee revenue for 2006.  We plan to continue these conversions in fiscal year 2007.  We anticipate we will receive approximately $500 on the remaining conversions.  Our plans to increase revenue during 2007 are discussed in the previous section under “Condensed Results.”

Cost of Marketplace revenue

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Transaction fee commissions	$1,868	$1,533	$8,068	$5,542
Association fee commissions	467	416	2,018	1,376
Marketplace expenses	82	80	296	132

	$2,417	$2,029	$10,382	$7,050

          Cost of Marketplace revenue consists of commissions paid to Brokers and expenses directly attributable to Brokers and the Marketplace.  The comparative increase was $388 for the fourth quarter and was $3,332 for the year.  These increases were both primarily due to increased commissions on increased revenue.  Commissions as a percent of their associated revenues for the fourth quarter of 2006 and 2005 were 69% and 75%, respectively, and for the year were 71% and 69%, respectively.  As compared to 2005, commissions as a percent of their associated revenues for 2006 were slightly higher because of certain historical BXI commission structures.  During 2006, many of these higher structures were converted to standard ITEX commission structures.  The effect of these conversions can be seen in the decreased commission as a percent of revenue in the fourth quarter of 2006 versus the fourth quarter of 2005.

Salaries, Wages and Employee Benefits

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Salaries, wages and employee benefits	$366	$252	$1,298	$1,042

          Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items.  The $114 increase in the fourth quarter of 2006 compared to the prior year’s fourth quarter was primarily due to an increase in gross employee salaries and wages of $74 with correlated increases in various tax, 401(k), insurance and benefit expenses.  Additionally, we had 19 full-time equivalent employees in the fourth quarter of 2006, three full-time equivalent employees more than in the same quarter in 2005.  As a percent of revenues this cost decreased from 10% in 2005 to 9% in 2006.

          The increase in salaries, wages and employee benefits of $256 for the year ended July 31, 2006 compared to the prior year was primarily due to increases in gross employee salaries and wages of $126.  Accordingly, correlated employee benefit expenses increased.  In the second quarter of 2005, we changed our medical benefit plan provider and began offering more comprehensive coverage to our employees.  As a result, our medical, dental and related expensed increased to $82 for the year ending July 31, 2006 compared to $40 in 2005, an increase of $42.  We adopted a 401(k) matching plan in January 2006.  Costs for the plan were $33 for the year ending July 31, 2006 compared to $0 in 2005.

Selling, General and Administrative Expenses

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Selling, general and administrative expenses	$249	$371	$1,361	$1,369

          Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs.  The $122 decrease in the fourth quarter compared to the prior year’s fourth quarter was primarily due to reductions in bad debt expenses of $89 and reductions in consulting, legal and professional services of $85 offset by an increase in our company sponsored annual convention expenses of $85.  Additionally, the fourth quarter of 2005 included one time integration and loan fee expenses of $26 related to the merger with BXI.

          The decrease in selling, general and administrative expenses of $8 for the year ended July 31, 2006 compared to the prior year included an increase in consulting, legal and professional services of $40 offset by a decrease in bad debt expense of $55.  While total selling, general and administrative expenses remained nearly constant in the year ending July 31, 2006 as compared to 2005, these expenses as a percent of revenues decreased from 13% in 2005 to 9% in 2006.

Depreciation and Amortization

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Depreciation and amortization	$70	$25	$275	$35

          The increase for the fourth quarter and the year ended July 31, 2006 compared to the same periods in 2005 is primarily due to the amortization of the membership list acquired from BXI.

Other Income

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Other Income	$16	$14	$117	$109

          Other income includes interest received on notes receivable and promissory notes, certain one-time gains and offsetting interest expense on notes payable, primarily our $1.3 million promissory note from U.S. Bank obtained on July 29, 2005.   The increase for the year ended July 31, 2006 compared to the prior year is due to one-time gains in 2006 of $17 and $81 on sales of corporate-owned offices and extinguishment of debt, respectively, offset by a decrease of $69 in net interest income as compared with $30 in 2005 as a result of the interest expense on the promissory note with U.S. Bank.

Recoverability of Deferred Tax Assets

          Deferred tax assets on our balance sheet primarily include net operating loss carryforwards (“NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.  In 2006 and 2005, respectively, we utilized $1,436 and $741 of our available NOLs.  As of July 31, 2006, we have approximately $21,165 of NOLs available to offset future taxable income.

          We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  During the fourth quarter ended July 31, 2006 and the third quarter ended April 30, 2005, we performed an assessment of our available NOLs and concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets.  Accordingly, we increased deferred tax assets by $2,501 and $2,500 for the years ended July 31, 2006 and 2005, respectively.

          We acquired BXI by merging BXI with and into our wholly-owned subsidiary, BXI Acquisition Sub, Inc., a Delaware corporation.  The transaction was structured as a taxable reverse triangular merger, a merger treated for tax purposes as a taxable stock purchase.  The tax impact on ITEX as of the date of acquisition includes the limited use (annual limit of approximately $172) of BXI’s NOLs of approximately $2,163 and tax deductible goodwill of $2,594 with annual tax basis amortization of $275, subject to restrictions imposed by applicable tax law.  For our current estimate of the deferred tax benefits to be utilized in future periods beyond 2006 attributable to the utilization of this NOL, see Note 11, “Income Taxes” to our Consolidated Financial Statements.

FINANCIAL CONDITION

          Our total assets were $10,663 and $9,125 at July 31, 2006 and 2005, respectively, representing an increase of $1,538 or 17%.  This increase resulted primarily due to our reassessment of the reserve on available NOLs resulting in an increase in short-term and long-term deferred tax assets.  The increase was offset, to a lesser extent, by accumulated amortization of the membership list acquired from BXI.  Our cash and cash equivalents totaled $314 and $569 as of July 31, 2006 and 2005, respectively, representing a decrease of $255, or 45%.  Our cash flow activity is described in more detail in the table below.

          Accounts receivable balances, net of allowances of $317 and $211, were $1,091 and $1,208 as of July 31, 2006 and 2005 respectively, representing a decrease of $117 or 10%.  This decrease was a result of maintaining a relatively constant gross accounts receivable balance despite a 43% increase in revenues because of our improved collection efforts as well as an increase to the allowance of $106 as of July 31, 2006 as compared with 2005.

          Total liabilities were $2,695 and $4,166 at July 31, 2006 and 2005, respectively, representing a decrease of $1,471 or 35%.  This decrease was primarily attributable to a decrease of $1,046 on Merger Notes and other promissory notes as well as a decrease of $575 in notes payable related to the BXI acquisition from scheduled monthly payments and a one-time principal re-payment of $250.

          Currently, approximately 69% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system (“Autopay System”).  In order to obtain full payment within days of billing, we will continue our attempts to increase the percentage of participation in the Autopay System during 2007 and beyond through various incentive programs.

          The change in cash and cash equivalents is as follows:

	Year Ended July 31,

	2006	2005

Net cash provided by operating activities	$1,836	$843
Net cash provided by (used in) investing activities	27	(1,762)
Net cash provided by (used in) financing activities	(2,118)	1,273

Increase (decrease) in cash and cash equivalents	$(255)	$354

          We have financed our liquidity needs over the last two years primarily through cash flow generated from operations.  Net cash provided by operating activities was $1,836 for the year ended July 31, 2006 compared with $843 in 2005.  We used this cash to make routine, monthly debt re-payments, a one-time $250 principal re-payment, pre-payment of Merger Notes and to re-purchase 1,050 shares of ITEX stock.

          As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors or other business to business enterprises.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost, subject to the consent of any secured creditors.  We maintain a $1,000 line of credit facility from our primary banking institution, US Bank, which expires November 30, 2006.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model.  There is no outstanding amount under this line of credit as of July 31, 2006.  Though we have no immediate plans to borrow any amounts on this line of credit, we intend to seek to renew this facility for an additional term.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating and debt service requirements.

          Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a material impact on our business.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

          Operating Activities

          During the year ended July 31, 2006, net cash provided by operating activities was $1,836 compared with $843 in 2005, an increase of $993 or 118%.  Net cash provided by operating activities for the years ended July 31, 2006 and 2005 were substantially less than net income in the same years due to large non-cash adjustments to net income, primarily $2,501 and $2,500 for deferred tax assets in 2006 and 2005, respectively.

          Investing Activities

          During the year ended July 31, 2006, net cash provided by investing activities was $27, compared to net cash used by investing activities of $1,762 during 2005.  The cash used in 2005 was primarily for the purchase of BXI.

          Financing Activities

          During the year ended July 31, 2006, net cash used by financing activities was $2,118, compared to net cash provided by financing activities of $1,273 during 2005.  We used this cash to make routine, monthly debt re-payments, a one-time $250 principal re-payment, pre-payment of Merger Notes and to re-purchase 1,050 shares of ITEX stock.

          On June 30, 2005, in order to partially fund the acquisition of BXI, we borrowed $1.3 million from U.S. Bank.  The promissory note issued to U.S. Bank to evidence the borrowing (“Bank Note”) provided for a $1.3 million term loan, bearing interest at an annual rate of 6.48%.  Principal and interest were payable in 47 monthly installments of approximately $31 each beginning August 5, 2005 and maturing on July 5, 2009.  Our obligations under the Bank Note were secured by security interests in our accounts receivable, general intangibles, and all inventory and equipment.  The Bank Note had events of default and other provisions that are customary for a loan of this type, including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX, which if they occur may cause all outstanding obligations under the Bank Note to be accelerated and become immediately due and payable.  Our obligations under the Bank Note were personally guaranteed by Steven White, our Chief Executive Officer, who also provided personal real property as collateral.  We paid 1% of the loan facility, or $13, as an origination fee.  The Bank Note could be prepaid at any time and we made a principal payment of $250 in the second quarter of 2006.  Subsequent to year end, in the first quarter of 2007, we prepaid, in full, the outstanding principal balance and related interest.

          On June 30, 2005, in connection with the acquisition of BXI we issued $1,000 aggregate principal amount of 6.0% senior subordinated secured promissory notes due June 30, 2008 (“Merger Notes”).  The Merger Notes were secured obligations of ITEX and ranked senior to all of our other obligations except our U.S. Bank debt.  Principal and interest on the Merger Notes were payable in 36 equal monthly installments of $30 payable on the last day of each calendar month commencing on July 31, 2005.  Our obligations under the Merger Notes were not guaranteed by any third party.  We retired all of the Merger Notes in 2006.

OTHER MATTERS

Accounting Policies and Estimates

          We have identified the policies below as critical to our business operations and to the understanding of our results of operations.  We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

          Revenue Recognition

          We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD”).  We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

          Our largest sources of revenues are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction.  Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer through our Autopay System or by personal check.  Currently, approximately 69% of member payments are made through electronic funds transfer or by credit cards using the Autopay System.  If paying by credit card or through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

          As discussed below, we do not record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (see below, “Accounting for ITEX Dollar Activity”).  During the years ending July 31, 2006 and 2005, respectively, we received $4,618 and $4,477 ITEX dollars from transaction fees, association fees and other fees.  In turn, in 2006 and 2005, we spent $4,533 and $4,537, respectively.  We had an $85 net increase in ITEX dollars in 2006 and a net decrease of $60 in ITEX dollars in 2005.

ITEX Dollar Summary

	Year Ended July 31,

	2006	2005

Sales	$4,618	$4,477
Purchases	$(4,533)	$(4,537)
Increase (Decrease)	$85	$(60)

Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator to execute transactions between Marketplace members.  We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to the ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

          Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serves as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, act as a third-party record-keeper for our members’ transactions, bill ITEX members directly pursuant to contractual agreements with them, collect all revenue, and assess the collectibility of our accounts receivable monthly.  Our revenues remain the property of ITEX.

Accounting for ITEX Dollar Activities

          Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees.  We expend ITEX dollars on revenue sharing association fees and transaction fees with our Broker Network, and for general Marketplace costs.  No ITEX dollar activity is reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of products or services received (when those values are readily determinable).  Further, we believe that all of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and, thus, were recorded at the cost basis of the trade dollars surrendered which was zero.

          Our accounting policy follows the accounting guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 93-11, Accounting for Barter Transactions Involving Barter Credits, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions.  The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the ITEX dollar received.  In addition, there is no cost basis to us for ITEX dollars.  Our position may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;
•	Revenue sharing with Brokers in the form of per operating cycle transaction fees and association fees based upon member transactions consummated;
•	Sales incentives to Brokers based upon new members who have registered in the Marketplace;
•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction in which the member is dissatisfied.

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

          While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that we recognize revenues, expenses, assets, and liabilities for all transactions in which we either receive or spend ITEX dollars using the ratio of one U.S. dollar per ITEX dollar.  For this reason, we track our ITEX dollar activity in statements to members and Brokers and in other ways necessary for the operation of the Marketplace and our overall business.

          Valuation of Notes Receivable

          We determine a present value of our notes receivable using a monthly average treasury note rate with approximately the same term as the note to approximate a market value interest rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  We calculate the effective rate on the note given the market rate and the payment streams and record the note accordingly.  We periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results.
•	Change in management of the franchisee or independent licensed broker responsible for the note.

          We look primarily to the undiscounted future cash flows in our assessment of whether or not notes receivable risk being uncollectible or unrecoverable.

          Valuation of Deferred Tax Assets

          Deferred tax assets on our balance sheet primarily include net operating loss carryforwards (“NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

          In assessing the recoverability of deferred tax assets, we periodically assess whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

          On July 31, 2006, we had NOLs of approximately $21,165 available to offset future taxable income.  We periodically assess the realizability of our available net operating loss carryforwards for future periods.  Most recently during the fourth quarter of 2006, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets and we recorded a $4,064 deferred tax asset on the balance sheet for periods beyond 2006.

          The deferred tax assets recorded in 2006 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2006.

          Goodwill

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  We have analyzed goodwill as of July 31, 2006 and we did not identify any impairment.

          Accounting for Acquisitions

          We account for acquisitions as a purchase in accordance with the provisions of SFAS 141, Business Combinations.  We report all acquired tangible and intangible assets and liabilities at fair value.  We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.  Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

          Software for Internal Use

          We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly.  We account for qualifying costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized.  Qualifying software development costs, including software in development meeting the criteria of SOP 98-1, are included as an element of property and equipment in the consolidated balance sheets.

          Share-Based Compensation Expense

          We account for share-based compensation in accordance with the provisions of SFAS 123(R), Share-Base Payment.  Under the fair value recognition provisions of SFAS 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award.  We recognize the expense ratably over the requisite service period of the award.  We have not issued stock options in the periods reported nor do we have any outstanding stock options granted.

          Recent Accounting Pronouncements

          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first interim period follow the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

          In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not to be sustained in audit based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our results of operations, cash flows or financial condition.

          In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning August 1, 2007.  This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005.  The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We believe that the adoption of FSP 115-1 will not have a material impact on our results of operations, cash flows or financial condition.

          In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application or the earliest practicable date as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  We do not expect the adoption of SFAS 154 will have a material impact on our results of operations, cash flows or financial condition.

          Recently Adopted Accounting Pronouncements

          In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.  We adopted SFAS 123(R) effective February 1, 2006 with no material impact on our results of operations, cash flows or financial condition.  SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values.  SFAS 123(R) supersedes our previous accounting under APB 25, Accounting for Stock Issued to Employees as allowed by SFAS 123.

          We adopted SFAS 123(R) using the modified prospective application transition method which requires application of the accounting standard to shares issued, modified, repurchased or cancelled on or after February 1, 2006.  For any awards granted subsequent to February 1, 2006, we have and will recognize compensation expense over the service period of the award, based on the fair value at the grant date.

          In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets.  SFAS 153 eliminates the exception to account for non-monetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We adopted SFAS 153 effective August 1, 2006 with no material impact on our results of operations, cash flows, or financial condition.

          In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We adopted FIN 47 effective August 1, 2006 with no material impact on our results of operations, cash flows, or financial condition.

          In June 2005, the Emerging Issues Task Force issued EITF 05-6, Determining the Amortization Period for Leasehold Improvements.  EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease.  We adopted EITF 05-6 effective August 1, 2006 with no material impact on our results of operations, cash flows, or financial condition.

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

          We are working toward a goal of sustained profitability and had profitable operations during 2006 and 2005, respectfully.    Our core business had significant growth during 2006, with revenue increasing 43% from the prior year from consolidating BXI operations.  Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the Marketplace and simplifying transactions with our internet applications.  As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financed, secure repayment by granting a security interest in our assets.  However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts, or that financing for these endeavors will be available.  Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

          Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and its operations.   Although we believe we are currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and interim CFO Steven White.  Management places heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with Mr. White or any of our employees.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing and support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

          Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and may have contractual obligations in the future.  Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.  However, we also may acquire certain competitors or other business to business enterprises.  We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our Broker Network.

          Our success depends on our ability to expand, retain and enhance our Broker Network.  We look to our Broker Network to enroll new members, train them in the use of the Marketplace, facilitate business among members, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Brokers have a contractual relationship with ITEX, typically for a renewable three or five-year term.  There can be no assurance that our Brokers will continue to participate in the Marketplace, or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the Marketplace.  We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as United States dollars.  During 2006, approximately 7% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the United States dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

          We have limited experience acquiring companies.  We have evaluated, and expect to continue to evaluate, potential strategic transactions.  From time to time, we may engage in discussions regarding potential acquisitions.  Any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating Brokers, members or employees from the acquired company into our organization.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

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

          Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-KSB for the year ending July 31, 2008, we will be required to furnish annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure and a report by our Independent Auditors addressing these assessments.  We are in the process of bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required to satisfy the requirements of Section 404.  During the course of our testing we may identify deficiencies, which we may not be able to remediate by July 31, 2008.  In addition, if we fail to maintain the adequacy of our internal controls under prevailing standards of effectiveness, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information and have a material adverse effect on our stock price.

          Effective internal controls are necessary for us to provide reliable financial reports and help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.  While we feel that our key controls are currently effective, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We are continuing to work to improve and to strengthen our internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  We cannot assure you as to our conclusions or our independent auditor’s conclusions at July 31, 2008 with respect to the effectiveness of our internal controls over financial reporting under Section 404.  The existence of the above factors and circumstances create a risk that we, or our independent auditors, will not be able to conclude at July 31, 2008 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements of ITEX Corporation are included in Item 7:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ITEX Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2006 and 2005, and the consolidated  results of their operations and their cash flows for each of the years ended July 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

October 12, 2006

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2006	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	314	569
Accounts receivable, net of allowance of $317 and $211	1,091	1,208
Prepaid expenses	169	142
Loans and advances	115	37
Deferred tax asset	509	244
Notes receivable - corporate-owned office sales	297	375
Other current assets	4	16

Total current assets	2,499	2,591
Property and equipment, net of accumulated depreciation of $43 and$17	76	49
Goodwill	1,695	1,689
Deferred tax asset, net of current portion	3,939	2,106
Membership list, net of amortization of $270 and $21	1,226	1,475
Notes receivable - corporate-owned office sales, net of current portion	1,151	1,206
Other long-term assets	77	9

Total assets	10,663	9,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	91	108
Accrued payroll, benefits and other expenses	429	434
Accrued commissions	1,168	1,243
Deferred revenue	178	35
Advance payments	104	—
Current portion of notes payable	315	650

Total current liabilities	2,285	2,470
Long-term liabilities:
Notes payable, net of current portion	410	1,696

Total Liabilities	2,695	4,166
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,246 and 18,826 shares issued and outstanding, respectively	182	188
Additional paid-in capital	29,217	29,495
Unearned stock compensation	(226)	(76)
Treasury stock, at cost	—	(10)
Accumulated deficit	(21,205)	(24,638)

Total stockholders’ equity	7,968	4,959

Total liabilities and stockholders’ equity	10,663	9,125

The accompanying notes are an integral part of these consolidated balance sheets.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year ended July 31,

	2006	2005

		(Restated)
Revenue:
Marketplace revenue	$14,657	$10,225
Costs and expenses:
Cost of Marketplace revenue	10,382	7,050
Salaries, wages and employee benefits	1,298	1,042
Selling, general and administrative	1,361	1,369
Depreciation and amortization	275	35

	13,316	9,496

Income from operations	1,341	729
Other income:
Net interest	15	84
Gain on sales of corporate-owned offices	17	—
Gain on extinguishment of debt	81	—
Other	4	25

	117	109

Income before income taxes	1,458	838
Income tax benefit, net	(1,975)	(2,260)

Net income	$3,433	$3,098

Net income per common share:
Basic	$0.19	$0.17
Diluted	$0.18	$0.17
Weighted average shares outstanding:
Basic	18,430	18,576
Diluted	18,623	18,576

The accompanying notes are an integral part of these consolidated statements of operations.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended July 31, 2006 and 2005
(In thousands)

	Common Stock		Additional paid in capital	Accumulated deficit	Treasury stock	Unearned Compensation	Total

	Shares	Amount

Balance, July 31, 2004	18,582	$186	$29,377	$(27,736)	$(10)		$1,817
Stock based board compensation	120	1	53				54
Repurchase and retirement of common stock	(116)	(1)	(24)				(25)
Stock based compensation	240	2	89			(76)	15
Net Income				3,098			3,098

Balance, July 31, 2005	18,826	$188	$29,495	$(24,638)	$(10)	$(76)	$4,959
Stock based board compensation	120	1	77				78
Repurchase and retirement of common stock	(1,050)	(11)	(567)				(578)
Stock based compensation, net of cancellations	350	4	212			(150)	66
Retirement of treasury stock					10		10
Net Income				3,433			3,433

Balance, July 31, 2006	18,246	$182	$29,217	$(21,205)	$—	$(226)	$7,968

ITEX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended July 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,433	$3,098
Items to reconcile to net cash provided by operating activities:
Gain on the sale of corporate-owned office	(17)	—
Gain on extinguishment of debt	(81)	—
Recognition of imputed interest	(69)	(30)
Stock based compensation	121	69
Depreciation and amortization	275	35
Change in allowance for uncollectible receivables	106	—
Deferred income taxes	(2,098)	(2,260)
Changes in operating assets and liabilities:		—
Accounts receivable	11	172
Prepaid expenses	(3)	(97)
Other current assets	(9)	27
Other long term assets	(68)	—
Accounts payable	68	(20)
Accrued expenses	(5)	(26)
Accrued commissions	(75)	(90)
Deferred revenue	143	(35)
Advances	104	—

Net cash provided by operating activities	1,836	843

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI earnout	(90)	(2,000)
Payments received from notes receivable	288	291
Advances on notes receivable	(69)	—
Loans to brokers	(35)	(18)
Loans and advances	(15)	—
Purchase of property and equipment	(52)	(35)

Net cash provided by (used in) investing activities	27	(1,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on third party indebtedness	(1,527)	1,298
Repurchase of common stock	(578)	(25)
Loan acquisition costs	(13)	—

Net cash provided by (used in) financing activities	(2,118)	1,273

Net increase (decrease) in cash and cash equivalents	(255)	354
Cash and cash equivalents at beginning of period	569	215

Cash and cash equivalents at end of period	$314	$569

Supplemental cash flow information:
Cash paid for interest	97	—
Cash paid for taxes	62	—
Supplemental non-cash investing and financing activities
Sale of corporate-owned office (Note 2)

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

          ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through our independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Operating and Accounting Cycles

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2006” for August 1, 2005 to July 31, 2006, “2005” for August 1, 2004 to July 31, 2005).  We report our results as of the last day of each calendar month (“accounting cycle”).

Revenue Recognition

          We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD”).  We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

          Our largest sources of revenues are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer through our Preferred Member Autopay System (“Autopay System”) or by personal check.  Currently, approximately 69% of member payments are made through electronic funds transfer or by credit cards using the Autopay System.  If paying by credit card or through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

          As discussed below, we do not record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (see below, “Accounting for ITEX Dollar Activity”).  During the years ending July 31, 2006 and 2005, respectively, we received $4,618 and $4,477 ITEX dollars from transaction fees, association fees and other fees.  In turn, in 2006 and 2005, we spent $4,533 and $4,537, respectively.  We had a net increase of $85 in ITEX dollars in 2006 and a net decrease of $60 in ITEX dollars in 2005.

ITEX Dollar Summary

	Year Ended July 31,

	2006	2005

Sales	$4,618	$4,477
Purchases	$(4,533)	$(4,537)
Increase (Decrease)	$85	$(60)

Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator to execute transactions between Marketplace members.  We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to our ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

Accounting for ITEX Dollar Activities

          Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees.  We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs.  No ITEX dollar activity is reflected in the accompanying financial statements.  Our policy is to record transactions at the fair value of products or services received (when those values are readily determinable).  Further, we believe that all of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and, thus, were recorded at the cost basis of the trade dollars surrendered which was zero.

          Our accounting policy follows the accounting guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 93-11, Accounting for Barter Transactions Involving Barter Credits, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions.  The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the ITEX dollar received.  Our position may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

          We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;
•	Revenue sharing with Brokers in the form of per operating cycle transaction fees and association fees based upon member transactions consummated;
•	Sales incentives to Brokers based upon new members who have registered in the Marketplace;
•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction in which the member is dissatisfied.

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

          While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that we recognize revenues, expenses, assets, and liabilities for all transactions in which we either receive or spend ITEX dollars using the ratio of one U.S. dollar per ITEX dollar.  For this reason, we track our ITEX dollar activity in statements to members and Brokers and in other ways necessary for the operation of the Marketplace and our overall business.

Principles of Consolidation

          The consolidated financial statements include the accounts of ITEX Corporation and its wholly owned subsidiary, BXI Exchange, Inc.  All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

          Cash and cash equivalents includes all cash and highly liquid investments with original maturities at the date of purchase of 90 days or less.  At July 31, 2005, we had certificates of deposit totaling $35.  We had no cash equivalents as of July 31, 2006.

Concentrations of Credit Risk

          At July 31, 2006, we maintained our cash balances at a US Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada.   The balances are insured by the Federal Deposit Insurance Corporation up to $100 United States dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.  Our cash balances have exceeded these insurable limits periodically throughout 2006 and 2005.  At July 31, 2006 such balances exceeded these limits by $123.

Accounts and Notes Receivable

          We assess the collectibility of accounts receivable monthly, based on past collection history, and current events and circumstances.  Accordingly, we adjust the allowance on accounts receivable to reflect net receivables that we ultimately expect to collect.

          We review all notes receivable for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and a change in management of the franchisee or independent licensed broker responsible for the note.

Loans and Advances

          At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles.  Additionally, we occasionally make cash loans and advances to Brokers for special purposes or as incentives to convert from historical BXI processes to the ITEX processes that most Brokers have used historically.  As of July 31, 2006, all loans and advances are due within one year.

Property and Equipment

          We report property and equipment at cost less accumulated depreciation recorded on a straight line basis over useful lives ranging from three to seven years.  Included in property and equipment are additions and improvements that add to productive capacity or extend useful life of the assets.  Property and equipment also includes internally developed software (see “Software for Internal Use” below).  When we sell or retire property or equipment, we remove the cost and related accumulated depreciation from the balance sheet and record the resulting gain or loss in the income statement.  The costs of repair and maintenance are charged to expense as incurred.

Software for Internal Use

          We have developed software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly.  We account for qualifying costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized.  Qualifying software development costs, including software in development meeting the criteria of SOP 98-1, are included as an element of property and equipment in the consolidated balance sheets.

Goodwill

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  We analyzed goodwill as of July 31, 2006 and we did not identify any impairment.

Intangible Assets

          We amortize costs of member lists acquired from BXI using the straight-line method over the estimated life of six years.

Long-Lived Assets

          In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily at the market values of the assets, when available, and then consider the undiscounted future cash flows in our assessment of whether or not they have been impaired.  At July 31, 2006, we determined no impairment was appropriate.

Accrued Commissions

          We compute commissions to Brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees.  We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions accrued on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

          Beginning in the fourth quarter of 2005 and continuing throughout 2006, we billed some members annual dues.  We deferred this revenue and recognized it over the annual period to which it applies.

Advance Payments

          In some cases, members prepay transaction and/or association fees or receive cash credits on their accounts for previously paid fees associated with transactions that are subsequently reversed.  We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

          All of our significant financial instruments are recognized in our balance sheet.  The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, notes receivable, accounts payable, and accrued commissions and other accruals approximate their fair values at July 31, 2006 due to the short-term nature of these instruments.  We deem the long-term portion of the corporate office receivable carrying amount approximates the fair value at July 31, 2006 since there has been no significant change in interest rates from the origination date of these receivables.

          The fair value of current and long-term portions of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities.  There are no quoted market prices for the debt or similar debt, though we believe the fair value approximates the carrying amounts on our balance sheets.

Accounting for Acquisitions

          We account for acquisitions as a purchase in accordance with the provisions of SFAS 141, Business Combinations.  We report all acquired tangible and intangible assets and liabilities at fair value.  We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.  Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on our financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	deferred revenues and costs
•	expected lives of customer relationships
•	tax valuation allowances
•	accrued commissions and other accruals
•	various litigation matters described herein

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Advertising Expenses

          We expense all advertising costs as incurred.

Share-Based Compensation Expense

          We account for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Base Payment.  Under the fair value recognition provisions of SFAS 123(R), we estimate stock-based compensation cost at the grant date based on the fair value of the award as determined by the Black-Scholes option-pricing model.  We recognize the expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.  We have not issued stock options in the periods reported nor do we have any outstanding stock options granted.

Operating Leases

          We account for our executive office lease in accordance with SFAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended).  Accordingly, because the lease has scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease.  We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

Income Taxes

          We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  Under SFAS 109, an asset and liability approach is required.  Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized.  We record our deferred tax assets net of valuation allowances.

Income (Loss) Per Share

          We prepare our financial statements in accordance with the provisions of SFAS 128, Earnings per Share, which requires presentation on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of July 31, 2006, we had no outstanding stock options or contracts to issue common stock.

Recent Accounting Pronouncements

          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first interim period follow the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

          In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions.  This interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not to be sustained in audit based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our results of operations, cash flows or financial condition.

          In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning August 1, 2007.  This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005.  The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We believe that the adoption of FSP 115-1 will not have a material impact on our results of operations, cash flows or financial condition.

          In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application or the earliest practicable date as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  We do not expect the adoption of SFAS 154 will have a material impact on our results of operations, cash flows or financial condition.

Reclassifications

          We have made certain reclassifications to the financial statements of the prior year to conform to the July 31, 2006 presentation.  Such reclassifications had no effect on the results of operations, cash flows or financial condition.

NOTE 2 - CORPORATE OFFICE RECEIVABLES

          During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker.  In the first quarter of 2006, we sold a corporate-owned office for $17 and recorded a gain of $17.  Additionally, in the first quarter of 2006 we advanced additional cash on a note receivable in the amount of $69, and we refinanced a note receivable at current market rates.  In the second quarter of 2006, we refinanced a note receivable at current market rates and extended the termination dates on some notes receivable.  In the third quarter, we extended the term of a note receivable and reduced the periodic payments accordingly.

          The aggregate total owed to us on July 31, 2006 is $1,448.  Balances owed range from $1 to $407.  Payoff dates for the loans are scheduled between 2006 and 2014.

Original Principal Balance on Notes	Balance Receivable at July 31, 2006	Current Portion	Long-Term Portion

$2,695	$1,448	$297	$1,151

          The activity for corporate office receivables was as follows:

Balance at July 31, 2004	$1,872
Accretion of interest income	64
Payments received	(355)

Balance at July 31, 2005	1,581
Sale of corporate-owned office	17
Advances on notes receivable	69
Accretion of interest income	69
Payments received	(288)

Balance at July 31, 2006	$1,448

NOTE 3 - PROPERTY AND EQUIPMENT

          The following table summarizes property and equipment:

Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value

Computers	3 years	$59	$(28)	$31
Software	3 years	22	(4)	18
Equipment	7 years	25	(6)	19
Furniture	7 years	13	(5)	8

		$119	$(43)	$76

          We depreciate property and equipment using the straight-line method over the asset’s estimated useful life.  Depreciation expense for property and equipment was $26 and $14 for the years ending July 31, 2006 and 2005, respectively.

NOTE 4 - PURCHASED MEMBER LISTS

          Changes in the carrying amount of member lists for the year ended July 31, 2006 are summarized as follows:

BXI Acquisition	$1,496
Amortization	(21)

Balance as of July 31, 2005	1,475
Amortization	(249)

Balance as of July 31, 2006	$1,226

          The following schedule outlines the amortization of the member list over the next five years:

Year ending July 31,	Amortization

2007	$249
2008	249
2009	249
2010	249
2011	230

Total	$1,226

NOTE 5 - NOTES PAYABLE

          On June 30, 2005, in connection with the acquisition of BXI we issued $1,000 aggregate principal amount of 6.0% senior subordinated secured promissory notes due June 30, 2008 (“Merger Notes”).  We also assumed two notes with a total balance of $46 at July 31, 2005.  During 2006, we prepaid in full all of these notes.

          On June 30, 2005, we borrowed $1.3 million from U.S. Bank in the form of a promissory note (“Bank Note”).  The Bank Note bears interest at an annual rate of 6.48% with monthly principal and interest re-payments of $31 in 47 installments.  Our obligations under this debt agreement are secured by security interests in our accounts receivable, general intangibles and all inventory and equipment.  The Bank Note has events of default and other provisions that are customary for a loan of this type, including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX, which if they occur may cause all outstanding obligations under the Bank Note to be accelerated and become immediately due and payable.  ITEX’s obligations under the Bank Note are personally guaranteed by Steven White, our Chief Executive Officer, who also provided personal real property as collateral.  All or any portion of the debt principal may be prepaid at any time.  In the second quarter of 2006, we opted to pay down the principal balance by $250.  The remaining balance as of July 31, 2006 is $725 as described in the following table:

Balance at July 31, 2006

US Bank note	$725
Less current portion	(315)

$410

          The following schedule outlines the scheduled principal payments as of July 31, 2006 :

Principal Payment

2007	$315
2008	347
2009	63

Total	$725

          We maintain a $1,000 line of credit facility from our primary banking institution, US Bank, which expires November 30, 2006.  There is no outstanding amount under this line of credit as of July 31, 2006.

NOTE 6 – SUBSEQUENT EVENT

          Subsequent to year end, in the first quarter of 2007, we prepaid, in full, the outstanding principal balance and related interest on our Bank Note described in Note 5, “Notes Payable”.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

          We utilize leased facilities in the normal course of our business.  Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property.  Certain lease agreements also provide an option for renewal at varying terms.  The only lease not under month to month renewal terms is for our executive office space.  This lease expires on January 31, 2007.  As of July 31, 2006, the future minimum commitments under this operating lease is $28 in 2007.

          The lease expense on our executive office space for the periods ended July 31, 2006 and 2005 was $100 and $91, respectively.  We have not leased any equipment since 2005.  Equipment lease expense for the periods ended July 31, 2006 and 2005 was $0 and $9, respectively.

NOTE 8 — LEGAL PROCEEDINGS

          In October 2005, we were served with a complaint in Canada relating to an Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from us for alleged fraud or deceit in the amount of CDN$1.3 million.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled, together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately CDN$26,000 ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace.  We intend to seek enforcement of our member agreement, which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members.  In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in the ITEX Trading Rules.  In March 2006, the Plaintiffs served responding affidavit material.  In June 2006, the Company filed a Supplementary Motion Record with the court requesting that the action be dismissed or stayed and that the Company’s costs be reimbursed. On July 24, 2006 the court found that Plaintiff Wembley had been dissolved as a corporate entity before the action commenced.  Plaintiff’s solicitor has taken action to revive Wembley.  Under Rule 15.02 the court may stay the proceeding and order the solicitor to pay the costs of these proceedings to date.  Under Rule 15.02(4) & (5) the proceeding was stayed and its solicitors were ordered to pay costs of the proceeding.  On revival of Wembley no further proceedings may be taken without leave of the court.  Plaintiff’s counsel has filed a Notice of Appeal.

          In March 2005, we were served and became party to a legal proceeding commenced in Australia in November 5, 2004, as amended January 18, 2005, initiated by certain persons who during 1998 and 1999 were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, we became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs sought damages from us and the named individuals for deceptive and misleading conduct, or alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. requested damages in the amount of AUD$2,493,030 (approximately USD$1.9 million).  Plaintiff Garrity requested damages in the amount of NZ$455,000 (approximately USD$325,000).  Plaintiffs alleged they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with our knowledge and consent.  In October 2006, the parties finalized a settlement agreement.  The terms of the settlement included our grant of a renewable five-year exclusive license to the “ITEX” name and logo in Australia and New Zealand.

          In June 2003, a complaint was filed against ITEX by a former Broker for wrongful termination  of  his brokerage agreement  and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against ITEX in the amount of $5 million and a preliminary injunction enjoining ITEX from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court  denied  plaintiff’s motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, ITEX was served with an amended complaint stating claims of breach of contract, wrongful termination  of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  In November 2005, ITEX filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties  requiring litigation be filed in Oregon .  ITEX’s motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff refiled in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.   ITEX removed the lawsuit to federal court.  ITEX believes the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.  Management intends to defend ITEX vigorously in the matter.

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

          From time to time we are subject to claims and litigation incurred in the ordinary course of business.  In our opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

NOTE 9 – SHARE-BASED COMPENSATION

          As of February 1, 2006, we account for share-based compensation in accordance with the provisions of SFAS 123(R), Share-Base Payment.  Under the fair value recognition provisions of SFAS 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award.  We recognize that expense ratably over the requisite service period of the award.

          Prior to February 1, 2006, we accounted for stock-based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation.  SFAS 123 allowed us to account for our stock option plans in accordance with APB 25, Accounting for Stock Issued to Employees using the intrinsic value method.

          We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  Our stockholders adopted the 2004 Plan on March 15, 2004.  Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

          During 2006 and 2005, respectively, we issued 40 shares of fully vested common stock to each of our three directors, an aggregate total of 120 shares per year, as compensation for their service to ITEX Corporation in 2005 and 2006.  The fair value of these 120 shares was $78 and $54, respectively, in 2006 and 2005.  In addition, in 2006 we issued 40 shares with a fair value of $24 and 300 shares with a fair value of $177 of restricted common stock to certain employees as equity incentive grants under the 2004 Plan.   The 40 shares vest over a three-year period, with one third (1/3) of the granted shares vesting in each year.  The 300 shares vest over a three-year period, with one thirty sixth (1/36) of the granted shares vesting each month for three years.  Also in 2006, we issued 50 shares with a fair value of $31 of fully vested common stock to Steven White, our Chairman, CEO and interim CFO.  During 2006, one employee who was previously issued 40 unvested shares of restricted common stock left our employment and forfeited his shares.  We added these 40 shares back to the 2004 Plan and made them available for future grants.  The aggregate, net total of shares granted in 2006 is 470.

          In addition to the 120 shares issued to our directors, in 2005 we issued 40 shares of restricted common stock to five employees and one consultant, an aggregate total of 240 shares with a fair value of $91, as equity incentive grants under the 2004 Plan.   The shares to the consultant vested immediately while the shares to the employees vest over a two-year period, with one half (1/2) of the granted shares vesting after one year from the date of grant and the remaining shares vesting after the second year from date of grant.  The aggregate total of shares granted in 2005 is 360.

          As of July 31, 2006 there were no common stock options outstanding.  There are 495 shares available for future grants under the 2004 Plan.

	Number of Shares/Options

	Available	Shares Granted	Options Granted

Balance at July 31, 2004	1,325	675	—
Granted	(360)	360	—

Balance, July 31, 2005	965	1,035	—

Granted	(510)	510	—
Forfeited	40	(40)	—

Balance at July 31, 2006	495	1,505	—

Vesting as of July 31, 2006
Shares Vested		1,085	—
Shares Unvested		420	—

Balance at July 31, 2006		1,505	—

          We recorded stock-based compensation expense of $121 and $69 in the years ending July 31, 2006 and July 31, 2005, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

          In 2006, we issued 470 shares of common stock net of 40 unvested shares forfeited.  The effect of these grants was an increase of $5 to common stock, $289 to additional paid-in capital and $150 to unearned stock compensation.  During 2006, we repurchased a total of 1,050 shares in three separate transactions from a shareholder.  The effect of these repurchases was a decrease of $11 to common stock and $567 to additional paid-in capital.  Additionally in 2006, we retired treasury stock with a cost of $10.

NOTE 11 - INCOME TAXES

          Deferred tax assets on our balance sheet primarily include net operating loss carryforwards (“NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

          In assessing the recoverability of deferred tax assets, we consider whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible.

          On July 31, 2006, we had NOLs of approximately $21,165 available to offset future taxable income.  These are composed of approximately $19,002 from ITEX operating losses and approximately $2,163 from BXI operating losses.  SFAS 109 requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that we will generate future taxable income.  We periodically assess the realizability of our available NOLs for future periods.  Most recently during the fourth quarter of 2006, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets and we recorded a $4,064 deferred tax asset on the balance sheet for periods beyond 2006.

          The deferred tax assets recorded in 2006 represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2006.    The following table reflects the reconciliation of the company’s income tax expense:

	Fourth Quarter Ended July 31,		Year Ended July 31,

	2006	2005	2006	2005

Pre-tax financial income	$402	$133	$1,458	$838
Tax expense computed at the statutory rate of 34%	137	45	496	285
Change in valuation allowance	(2,501)	(45)	(2,501)	(2,545)
Permanent differences	30	—	30	—

Net tax benefit	$(2,334)	$—	$(1,975)	$(2,260)

          Our income tax benefit is composed of the following:

	Year Ended July 31,

	2006	2005

Deferred tax benefit	$2,098	$2,260
Federal tax expense	(32)	—
State tax expense	(91)	—

Net tax benefit	$1,975	$2,260

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2005 and 2004 are presented below:

	July 31,

	2006	2005

Deferred tax assets:
Tax deductible BXI goodwill	$785	$882
Net operating loss carryforwards	7,195	7,584
Reserve for uncollectible receivables	110	72
Other temporary differences	58	—

	$8,148	$8,538

Deferred Tax Liabilities
Membership lists not deductible for tax	$417	$494
Unearned stock compensation	116	26

	$533	$520

Net deferred tax asset before valuation allowance	$7,615	$8,018
Valuation allowance	(3,167)	(5,668)

Net deferred tax asset	$4,448	$2,350

The net change in the valuation allowance in 2005 includes a $662 increase related to net deferred tax assets acquired from BXI which are currently not expected to be realized.

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$636	$327
Current deferred tax liability	(127)	(83)
Valuation allowance	—	—

Net current deferred tax asset	$509	$244

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$7,512	$8,211
Non-current deferred tax liability	(406)	(437)
Valuation allowance	(3,167)	(5,668)

Net non-current deferred tax asset	$3,939	$2,106

          ITEX Federal NOLs of approximately $19,002 expire, if unused, from 2012 to 2023.  BXI Federal NOLs of approximately $2,163 expire, if unused, from 2021 to 2025 and are subject to an annual limitation of approximately $172.  This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI.  Additionally, BXI has state NOLs for California totaling $1,360 which, if unused, expire beginning in 2010.

NOTE 12 – 401(k) SAVINGS PLAN

          Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees.  Eligible employees may contribute, through payroll deductions, up to the statutory limits.  We match each dollar a participant contributes, with a maximum contribution of six percent (6%) of a participant’s eligible compensation.  We contributed approximately $33 to the plan during 2006.

NOTE 13 – BUSINESS COMBINATIONS

          On July 29, 2005, we acquired 100% of the stock of BXI Exchange, Inc., a Delaware corporation (“BXI”), by merging BXI with and into our wholly-owned subsidiary, BXI Acquisition Sub, Inc., a Delaware corporation.   As a result of this transaction, BXI became our wholly-owned direct subsidiary and it operates under the name “BXI Exchange, Inc”.  The acquisition was consummated pursuant to the terms of the Agreement of Merger, dated June 30, 2005, by and among BXI, ITEX, BXI Acquisition Sub, Inc., and The Intagio Group, Inc., a Delaware corporation.  The results of BXI’s operations have been included in the consolidated financial statements since June 30, 2005.

          The transaction was accounted for in accordance with SFAS 141, Business Combinations.  As such, we reported all acquired tangible and intangible assets and liabilities at fair value.  We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset.

          We received all the assets of BXI, totaling $4,430, and assumed the BXI liabilities, totaling $1,304.  Pursuant to the Merger Agreement, we acquired BXI for (i) cash in the amount of $2,035 (including $1,430 consisting of repayments of the principal amount and accrued interest on all outstanding promissory notes held by BXI stockholders and other amounts owed by BXI to the BXI stockholders, and a fee for transition services rendered by Intagio in connection with the Merger), (ii) secured promissory notes in favor of BXI’s stockholders in the aggregate principal amount of $1,000, and (iii) if and to the extent we and our subsidiaries (including BXI) achieve certain per quarter revenue targets during its first 12 full quarters following the signing of the Merger Agreement, additional cash payments totaling up to $450 (collectively, the “Merger Consideration”).  The earnout payments can be reduced by the amount we spend to satisfy certain legal BXI legal claims we assumed.  During 2006, we made the following earnout payments:

Year ended July 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Earnout payment	$18	$29	$20	$23	$90

          Changes to goodwill for the year ended July 31, 2006 are summarized as follows:

Balance as of July 31, 2005	1,689
Adjustments for legal expenses	(84)
Earnout payments	90

Balance as of July 31, 2006	$1,695

          The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

At June 30, 2005 Purchase Price Consideration

Cash Paid	$2,035
Notes Payable issued to others	1,000
Account payable assumed	30
Accrued liabilities assumed	732
Notes Payable assumed	48
Deferred tax liability	494
Direct transaction costs	91

Total consideration paid	$4,430

Assets Acquired

Cash Recevied	$35
Accounts Receivable - net	648
Deferred Tax Asset	562
Member List	1,496
Goodwill	1,689

Total Assets	$4,430

          The accrued liabilities include $252 of litigation related amounts assumed.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A.	Controls and Procedures

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, as a result of the material weakness described below, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

          We recently filed an amended Form 10–KSB for the fiscal year ended July 31, 2005, to amend and restate our audited financial statements for the fiscal years ended July 31, 2005 and 2004, as well as amended Forms 10-QSB for the fiscal quarters ended October 31, 2005, January 31, 2006 and April 30, 2006 (cumulatively, the “Prior Filings”), to amend and restate our financial statements for these fiscal 2006 quarterly periods as well as for corresponding previous-year periods.  These amended filings were made in order to correctly record accrued commissions.  In our previously issued financial statements included in the Prior Filings, as well as financial statements for prior periods, we understated our accrued commissions and current liabilities.  This was due to an error in determining the proper time periods covered for which we owed commissions on cash collections and accounts receivable.

          At the time of the Prior Filings, based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and interim CFO initially concluded that  our disclosure controls and procedures were effective to ensure that material information relating to ITEX  was being made known to management, particularly during the period when our periodic reports are being prepared.  In October 2006, our CEO and interim CFO informed the Audit Committee that he had reevaluated our disclosure controls and procedures as of July 31, 2004, July 31, 2005 and the fiscal 2006 quarterly periods in light of the restatements, and that, as a result of such reevaluation, he had identified the following material weakness in our internal control over financial reporting with respect to accounting for accrued commissions: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004, which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally by ITEX during its 2006 fiscal year-end close procedures. The Audit Committee, after consultation with our independent registered public accountants, concurred in such reevaluation.  This material weakness has been fully remediated as of the date of this report.

          Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting and our disclosure controls and procedures were not effective as of the fiscal years ended July 31, 2005 and 2004, as well as for the fiscal 2006 quarterly periods.

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

          During fiscal 2006 we contracted for a highly qualified accounting consultant, we terminated our financial controller, we hired an experienced financial controller and we contracted for an additional member of our accounting staff.  The additional levels of appropriately qualified and trained personnel enabled us to discover the control weakness described above during our 2006 fiscal year-end close procedures.  We performed additional analysis and other closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles, and to mitigate the control weakness described above.  Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  In addition, the following changes in our internal control over financial reporting were made to correct the weakness noted above.  These changes occurred during the fourth quarter of fiscal year 2006 and have strengthened our internal control over financial reporting: our corporate management implemented detailed procedures to properly accrue Broker commissions and it implemented routine variation analysis on the balance sheet so accrued commissions would be stated accurately.

          Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13.	Exhibits and Reports on Form 8-K.

Exhibit Number	Description

2.1	Agreement of Merger dated as of June 30, 2005, by and among BXI Exchange, Inc., ITEX Corporation, BXI Acquisition Sub, Inc., and The Intagio Group, Inc. (4)
3.1	Amended and Restated Articles of Incorporation of ITEX Corporation(2)
3.2	Amended and Restated Bylaws of ITEX Corporation(2)
10.1	Form of Indemnification Agreement(2)
10.2

Contract for the Purchase of Toronto Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security Agreement(1)

10.3

Contract for the Purchase of New York Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement(1)

10.4

Contract for the Purchase of Sacramento Corporate Office and Use of ITEX Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with Secured Promissory Note and Security Agreement(1)

10.5	ITEX Corporation 2004 Equity Incentive Plan(3)
10.6	Installment or Single Payment Note, with Security Agreement (4)
10.7	Amendment to Loan Agreement of December 2, 2004 (4)
14.1	Code of Ethics for CEO and Senior Financial Officers(2)
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Report on Form 8-K filed October 28, 2003
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the Fiscal Year Ended July 31, 2003, filed on November 13, 2003.
(3)	Incorporated by reference to the Proxy Statement on Schedule 14A, filed on February 13, 2004.
(4)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 6, 2005.

Item 14.	Principal Accountant Fees and Services

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