Form 10QSB
period 2006-10-31
ITEX CORP
filed 2006-11-29
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006.

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

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended October 31, 2006

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31, 2006	July 31, 2006

	(unaudited)
ASSETS
Current assets:
Cash	$960	$314
Accounts receivable, net of allowance of $520 and $317	863	1,091
Prepaid expenses	172	169
Loans and advances	115	115
Deferred tax asset	509	509
Notes receivable - corporate office sales	218	297
Other current assets	19	4

Total current assets	2,856	2,499
Property and equipment, net of accumulated depreciation of $51 and $42	72	76
Goodwill	1,727	1,695
Deferred tax asset, net of current portion	3,817	3,939
Membership list	1,164	1,226
Notes receivable - corporate office sales, net of current portion	811	1,151
Other long-term assets	73	77

Total assets	$10,520	$10,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and other expenses payable	$187	$91
Commissions payable to brokers	659	—
Accrued commissions to brokers	852	1,168
Accrued expenses	327	429
Deferred revenue	136	178
Advance payments	130	104
Current portion of notes payable	—	315

Total current liabilities	2,291	2,285
Long-term liabilities:
Notes payable, net of current portion	—	410

Total Liabilities	2,291	2,695

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,246 shares issued and outstanding	182	182
Additional paid-in capital	29,217	29,217
Unearned stock compensation	(202)	(226)
Accumulated deficit	(20,968)	(21,205)

Total stockholders’ equity	8,229	7,968

Total liabilities and stockholders’ equity	$10,520	$10,663

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED
OCTOBER 31, 2006 AND 2005
(In thousands, except per share amounts)

	Three Months Ended October 31,

	2006	2005

	(unaudited)
Revenue:
Marketplace revenue	$3,790	$3,714
Costs and expenses:
Cost of Marketplace revenue	2,583	2,661
Salaries, wages and employee benefits	391	283
Selling, general and administrative	450	428
Depreciation and amortization	71	67

	3,495	3,439

Income from operations	295	275
Other income (expense):
Net interest	(6)	(7)
Gain on sales of offices, net	70	17

	64	10

Income before income taxes	359	285
Income tax expense	122	97

Net income	$237	$188

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Average common and equivalent shares:
Basic	17,841	18,626
Diluted	18,246	18,786

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended October 31,

	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237	$188
Items to reconcile to net cash provided by operations:
Loss (gain) on sales of offices	(70)	(17)
Recognition of imputed interest	(5)	(8)
Stock based compensation	45	10
Amortization of loan issuance costs	24	—
Depreciation and amortization	71	67
Loss on disposal of equipment	—	2
Increase in allowance for uncollectible receivables	203	—
Decrease in deferred income taxes	122	99
Changes in operating assets and liabilities:
Accounts receivable	25	95
Prepaid expenses	(14)	54
Other current assets	(15)	(7)
Accounts and other expenses payable	96	68
Commissions payable to brokers	659	432
Accrued commissions to brokers	(316)	(128)
Accrued expenses	(102)	(74)
Deferred revenue	(42)	84
Advance Payments	26	—

Net cash provided by operating activities	944	865

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI earnout	(33)	(18)
Payments received from office sales	494	82
Advances on notes receivable - corporate office sales	—	(69)
Payments received from loans	78	—
Advances on loans	(83)	—
Purchase of property and equipment	(5)	(24)

Net cash provided by (used in) investing activities	451	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(749)	(210)

Net cash used in financing activities	(749)	(210)

Net increase in cash	646	626
Cash at beginning of period	314	569

Cash at end of period	$960	$1,195

Supplemental cash flow information:
Cash paid for interest	9	37
Cash paid for taxes	66	—

See Notes to Consolidated Financial Statements

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except per share amounts)

NOTE 1 –	DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

          ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in 1985 in the State of Nevada.  Through our independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

          The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended July 31, 2006.

Principles of Consolidation

          The consolidated financial statements include the accounts of ITEX and our wholly-owned subsidiary, BXI Exchange, Inc (“BXI”).  All inter-company accounts and transactions have been eliminated in consolidation.

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

Operating and Accounting Cycles

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006).  Our fiscal first quarter is from August 1 to October 31 (“first quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”).

Long-Lived Assets

          In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily at the market values of the assets, when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired.  If impairment is deemed to have occurred, we then consider the undiscounted future cash flows to determine if an adjustment is appropriate.  In our most recent review conducted in the fourth quarter of 2006, we determined no impairment was appropriate.

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

          Our largest sources of revenues are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, finance charge, late fees, and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Preferred Member Autopay System (“Autopay System”) or by check.  Currently, approximately 71% of member payments are made through EFT or by credit cards using the Autopay System.  If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

Share-Based Compensation

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

Reclassifications

          Certain reclassifications have been made to the financial statements of the prior periods to conform to the October 31, 2006 presentation.  Such reclassifications had no effect on the results of operations, cash flows or financial condition in those periods.

NOTE 2 –	CASH, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

          Commissions to Brokers are computed on cash collections of our revenues from association fees, transactions fees, and other fees.  Commissions payable to brokers include amounts owed for the most recently ended operating cycle.  We pay commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions accrued are the estimated commissions on the net accounts receivable balance and cash collections on accounts receivable since the most recently ended operating cycle.

          The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of payments cause an increase in the reported cash balance and a decrease in the net accounts receivable balance.  The difference between our operating cycle ending date and the reporting date for October 31, 2006 and July 31, 2006 was 5 days and 25 days, respectively.  In July 2006, the 25 day difference allowed time to pay both tranches of the commissions payable to brokers leaving $0 payable at July 31, 2006.  At October 31, 2006, commissions payable to brokers had not yet been made so the consolidated balance sheet shows commissions payable to brokers of $659 and a cash balance of $960, an increase of $646 compared to the balance as of July 31, 2006.

NOTE 3 –	NOTES RECEIVABLE – CORPORATE OFFICE SALES

          During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker.  We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices.  In the first quarter of 2007, one of these offices was sold to another broker by the existing broker.  We settled the note receivable from this office from the selling broker for $328 in cash ($28 of which will be received in the second quarter) and recorded a reserve of $65 on the note.  In the first quarter of 2006, we sold a corporate-owned office we had regained possession of for $17 and recorded a gain of $17.  Additionally in the first quarter of 2006, we advanced $69 on a note receivable.

          The aggregate total owed to the Company on October 31, 2006 is $1,029.  Balances owed range from $1 to $384.  Payoff dates for the loans are scheduled between 2006 and 2014.

Original Principal Balance on Notes	Balance Receivable at October 31, 2006	Current Portion	Long-Term Portion

$2,695	$1,029	$218	$811

          The activity for the three months ended October 31, 2006 was as follows:

Balance at July 31, 2006	$1,448
Prepayment of note receivable	(300)
Reserve on note receivable	(65)
Interest income at stated rates	15
Imputed interest income	5
Payments received	(74)

Balance at October 31, 2006	$1,029

NOTE 4 -	INTANGIBLE ASSET – MEMBERSHIP LIST

          The Membership List intangible asset is from our acquisition of BXI in July 2005.  Changes in the carrying amount of member lists are summarized as follows:

Balance as of July 31, 2006	1,226
Amortization	(62)

Balance as of October 31, 2006	$1,164

          The related amortization expense reflected in our results of operations totaled $62 for the three months ended October 31, 2006.

          Estimated amortization expense for the remaining three quarters of 2007 and annually for the remaining useful life is as follows:

Year ending July 31,	Amoritization

2007 (November - July)	$187
2008	249
2009	249
2010	249
2011	230

Total	$1,164

NOTE 5 –	GOODWILL

          As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill.  Pursuant to the terms of the Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first 12 full quarters following the signing of the Merger Agreement, a maximum of $450 additional cash payments may be payable based on earnings over these quarters.  The “earnout” is calculated on quarterly revenue in excess of $3,000 less certain legal expenses.  The maximum quarterly payment before deductions is $38.  The earnout payments can be reduced by the amount we spend to satisfy certain BXI claims we assumed.  Total earnout payments made since the acquisition were $123.

          Changes to goodwill for the three months ended October 31, 2006 was as follows:

Balance at July 31, 2006	$1,695
Adjustments for BXI claims	(1)
First quarter earnout payment	33

Balance at October 31, 2006	$1,727

NOTE 6 –	NOTES PAYABLE AND LINE OF CREDIT

         On June 30, 2005, we borrowed $1.3 million from U.S. Bank in the form of a promissory note (“Bank Note”) with interest at 6.48% and repayments in 47 equal monthly installments.  In addition to normal monthly installment payments, we made optional prepayments of principal of $250 and $697 in the second quarter of 2006 and the first quarter of 2007, respectively.  We repaid the entire note in full in October 2006.  Our total principal payments and related loan issuance costs for the first quarter of 2007 were $749.

         We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution.  Subsequent to October 31, 2006, the maturity date of this short-term debt facility was extended to November 30, 2007.  During the first quarter of 2007, we did not borrow any amounts under this line of credit and there is no outstanding balance as of October 31, 2006.  We intend to utilize this credit facility for short term needs in the future.

NOTE 7 –	EQUITY

         We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  Our stockholders adopted the 2004 Plan on March 15, 2004.  Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

         As of October 31, 2006 there were no common stock options outstanding.  There are 495 shares available for future grants under the 2004 Plan.

	Number of Shares/Options

	Available	Shares Granted	Options Granted

Balance at July 31, 2006	495	1,505	—
Granted	—	—	—
Forfeited	—	—	—

Balance at October 31, 2006	495	1,505	—

Vesting as of October 31, 2006
Shares Vested		1,110	—
Shares Unvested		395	—

Balance at October 31, 2006		1,505	—

          In the first quarter of 2007 and 2006, we recorded $45 and $10 in stock based compensation, respectively.

NOTE 8 –	LITIGATION AND CLAIMS

          In October 2005, we were served with a complaint in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP; Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from us for alleged fraud or deceit or breach of contract in the amount of CDN$1.3 million.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately CDN$26,000 ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace.  We intend to seek enforcement of our member agreement which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members.  In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in our Trading Rules.  In March 2006, the plaintiffs served responding affidavit material.  In June 2006, we filed a Supplementary Motion Record with the court requesting that the action be dismissed or stayed and that our costs be reimbursed on the grounds that the corporate status of Wembley had been cancelled at the time it started the action.  On July 24, 2006, the court stayed the action because Wembley’s corporate status was cancelled at the time the action started and therefore had no status to start an action.   The court also ordered the Plaintiffs’ solicitor to pay the costs of the proceeding.  The Plaintiffs appealed this decision. Plaintiff’s solicitor has since revived Wembley and has now brought a motion for leave to lift the stay of the action and allow it to proceed.

          In March 2005, we were served and became party to a legal proceeding commenced in Australia in November 5, 2004, as amended January 18, 2005, initiated by certain persons who, during 1998 and 1999, were members of an Australian BXI Trade Exchange (Anscape Pty Ltd., Rangecape Pty Lt., and Waraburg Pty Ltd.  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, Michael Paul Kulic and William Noel Ward, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1614 of 2004).  In April 2005, we became party to a second related Australian proceeding (John Joseph Garrity  v. ITEX Corporation, Gerald Lesley Pitts, Graham Howard Norris, and Michael Paul Kulic, filed in the Federal Court of Australia, New South Wales District Registry, Case No. NSD-1613 of 2004).  Plaintiffs sought damages from us and the named individuals for deceptive and misleading conduct or, alternatively, for violation of the Australian Securities and Investment Commission Act.  Plaintiffs Anscape, et al. requested damages in the amount of AUD$2,493,030 (approximately USD$1.9 million).  Plaintiff Garrity requested damages in the amount of NZ$455,000 (approximately USD$325,000).  Plaintiffs alleged they accepted BXI Australia trade dollars in reliance upon representations made during 1998 and January 1999 that they could be expended in the U.S., and that these representations were made with our knowledge and consent.  In October 2006, the parties finalized a settlement agreement.  The terms of the settlement included our grant of a renewable five-year exclusive license to the “ITEX” name and logo in Australia and New Zealand.  The proceedings were dismissed in November 2006.

          In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5 million and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff’s motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff refiled in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  We removed the lawsuit to federal court.  We believe the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.  We intend to defend ourselves vigorously in the matter.

          We will vigorously defend against these lawsuits discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in our opinion, none of the foregoing proceedings should ultimately result in any liability that would have a material adverse effect on our results of operations, cash flows or financial position.  We have not established any reserves for any potential liability relating to the foregoing litigation matters.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods.  While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and, generally, payments made in such claims and actions have not been material to our Consolidated Financial Statements.

          From time to time we are subject to claims and litigation incurred in the ordinary course of business.  In our opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

NOTE 9 –	SUBSEQUENT EVENT

                Subsequent to October 31, 2006, we entered into a 39 month sublease agreement for our executive offices that commences on February 1, 2007 and ends on April 30, 2010.  The new facilities are in Bellevue, Washington, approximately two miles from our existing executive offices.  Our existing lease expires January 31, 2007.  Our scheduled lease commitments on our new sublease are as follows:

Lease Commitments

2007	$90
2008	155
2009	155
2010	103

Total	$503

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          ITEX, The Cashless MarketplaceSM, is a leading marketplace for cashless business transactions across North America.  We service our business members through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable more than $250 million transactions per year to be processed between approximately 22,000 member businesses (collectively, the “Marketplace”), where products and services are exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD”).

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006).  Our fiscal first quarter is from August 1 to October 31 (“first quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”).

          Each operating cycle we charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.  Former BXI members have historically been charged association fees ranging from $6 - $10 USD and $6 - $10 BXI trade dollars (“BXI dollars”) each operating cycle.  Also, former BXI members have historically been charged annual dues in USD and BXI dollars, ranging from $60 to $90.  Finally, former BXI members have historically been charged a 10% USD transaction fee on the BXI dollar amount of the member’s purchases, but no fee when the member sold into the BXI marketplace.  After our acquisition of BXI, former BXI members were integrated into the Marketplace at their historical and customary transaction fee, association fees and annual dues.  During 2006 and the first quarter of 2007, we converted a large portion of former BXI members to ITEX fee plans and offered them the payment option of using our Preferred Member Autopay System (“Autopay System”).

          Our revenues for the first quarter of 2007 ended October 31, 2006 increased 2% from $3,714,000 to $3,790,000 compared to the same quarter in 2006.  Income from operations for the quarter ended October 31, 2006 increased 7% from $275,000 to $295,000 compared to the same quarter in 2006.  Net cash provided by operating activities for the first quarter of 2007 increased 9% from $865,000 to $944,000 compared to the same quarter in 2006.

          We are seeking to increase our revenues and, correspondingly, our net income by minimizing the barriers to join the Marketplace, simplifying transactions, improving our Internet applications, and expanding our member base.

          Subsequent to October 31, 2006, we entered into a 39 month sublease agreement for our executive offices that commences on February 1, 2007 and ends on April 30, 2010.  The new facilities, which are of equal quality to our existing facilities, are in Bellevue, Washington, approximately two miles from our existing executive offices.  Our existing lease expires January 31, 2007.  Under our existing lease we have 4,531 square feet whereas we will have 7,035 square feet in our new location.  Our new facilities cost approximately $3.00 per square foot less than if we were to renew at our current location.  Additionally, the new executive offices contain high quality work stations and chairs which we will own free of charge at the end of the lease.  We believe our new executive offices will allow us to expand as our business continues to grow.

RESULTS OF OPERATIONS (in thousands except per share amounts)

Condensed Results

	Three Months Ended October 31,

	2006	2005

	(unaudited)
Revenue	$3,790	$3,714
Operating Expenses	3,495	3,439

Operating Income	295	275
Net interest	(6)	(7)
Gain on sales of offices	70	17

Income before income tax	359	285
Income tax expense	122	97

Net income	$237	$188

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Average common and equivalent shares:
Basic	17,841	18,626
Diluted	18,246	18,786

          Revenue for the quarter ended October 31, 2006 increased by 2% to $3,790 from $3,714 during the same quarter in the prior year.  We attribute this increase, primarily, to conversions by former BXI brokers from historical BXI commission plans to ITEX commission plans.  Revenue growth other than through acquisition at the corporate level will depend on our ability to meet the challenge of expanding and enhancing the Marketplace.  With the sales efforts of our Brokers, we seek to increase the number of member businesses participating in the Marketplace.  Also, we intend to increase our per-member transaction volume by providing website enhancements to better facilitate exchanges of products and services.  In addition, we may assist our Broker Network to acquire certain local competitors by financing a portion of the acquisition cost and recovering our investment over a period of time.

          Income before income taxes increased $74 to $359 from $285 for the quarters ended October 31, 2006 and 2005, respectively.  Net income for the same quarters increased $49 to $237 from $188.  Earnings per share for the first quarters ended October 31, 2006 and 2005 remained constant at $0.01 per share.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three month period ended October 31, 2006 and 2005 with amounts expressed as a percentage of total revenues:

	Three Months Ended October 31,

	2006		2005

	Amount	Percent	Amount	Percent

	(unaudited)
Revenue:
Marketplace revenue	$3,790	100%	$3,714	100%
Costs and expenses:
Cost of Marketplace revenue	2,583	68%	2,661	72%
Salaries, wages and employee benefits	391	10%	283	8%
Selling, general and administrative	450	12%	428	12%
Depreciation and amortization	71	2%	67	2%

	3,495	92%	3,439	93%

Income from operations	295	8%	275	7%
Other income, net	64	2%	10	0%

Income before income taxes	359	9%	285	8%
Income tax expense	122	3%	97	3%

Net income	$237	6%	$188	5%

Marketplace Revenue

          Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments.  Primarily, the revenue increase was a result of conversions by former BXI brokers from historical BXI commission plans to ITEX commission plans.  We have completed the majority of these conversions as of the end of the first quarter of 2007, but do expect some limited additional revenue in future quarters.

          The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended October 31,

	2006	2005

	(unaudited)
Association fees	$982	$921
Transaction fees	2,822	2,666
Other fees and adjustments	(14)	127

	$3,790	$3,714

Cost of Marketplace Revenue

          Cost of Marketplace revenue consists of commissions paid to Brokers and expenses directly attributable to Brokers and the Marketplace.  The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Association fee commissions	$440	12%	$536	14%
Transaction fee commissions	2,081	55%	2,079	56%
Other Marketplace expenses	62	2%	46	1%

	$2,583	68%	$2,661	72%

          Cost of Marketplace revenue decreased by $78 or 3% to $2,583 from $2,661 for the quarters ended October 31, 2006 and 2005, respectively.  This decrease was primarily due to changes in the association fee commission structures to former BXI brokers.  The following shows the commissions separately as a percent of their related revenue:

	Three Months Ended October 31,

	2006	% of Related Revenue	2005	% of Related Revenue

	(unaudited)
Association fee commissions	$440	45%	$536	58%
Transaction fee commissions	2,081	74%	2,079	78%

          Throughout 2006, we have converted a large portion of former BXI brokers from their historical BXI commission structures to our ITEX commission structures.  As a result, association fee commissions as a percentage of association fee revenue decreased from 58% to 45% for the quarters ended October 31, 2006 and 2005, respectively.

Salaries, Wages and Employee Benefits

          Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items.  Quarterly comparative results are as follows:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Salaries, wages and empoyee benefits	$391	10%	$283	8%

          Salaries, wages and employee benefits expense increased by $108 or 38% to $391 from $283 for the quarters ended October 31, 2006 and 2005, respectively.  Salaries and wages increased by $32 due to three additional full time equivalent employees as well as slightly higher salaries.  Other items contributing to the increase were: $22 related to stock grants in 2006 and 2005, $19 for discretionary bonuses, $14 for 401(k) matching expenses whereas there was no equivalent plan in effect in the first quarter of 2006, and $14 for temporary staffing.

Selling, General and Administrative

          Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses.  Quarterly comparative results are as follows:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Selling, general and administrative	$450	12%	$428	12%

          Selling, general and administrative increased by $22 or 5% to $450 from $428 for the quarters ended October 31, 2006 and 2005, respectively.  Primary contributors to this increase include: $94 for bad debts expense related to our increase in reserve on accounts receivable, and $35 for legal related expenses.  Offsetting these were decreases of $51, $38 and $19 for professional fees, supplies and integration costs, respectively, related primarily to our merger with BXI.

Depreciation and Amortization

          Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our membership list.  Quarterly comparative results are as follows:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Depreciation and amortization	$71	2%	$67	2%

          Amortization of our membership list remained constant at $62 for both quarters ended October 31, 2006 and 2005.  The increase of $4 or 1% for the first quarter of 2007 as compared with the first quarter of 2006 was due to added depreciation on fixed assets purchased in the twelve month period ended October 31, 2006.

Other Income

          Other income included interest earned on notes receivable, interest expense on notes payable and gain from the sale of offices.  Quarterly comparative results are as follows:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Interest income	$22	1%	$30	1%
Interest expense	(28)	-1%	(37)	-1%
Gain on sale of offices, net	70	2%	17	0%

	$64	2%	$10	0%

          Other income for the quarter ended October 31, 2006 was $64 as compared to $10 for the same quarter in 2005.  Interest income on notes receivable decreased by $8 due to declining principal balances on the notes.  Interest expense decreased by $9 because of a lower principal balance as a result of our optional prepayments of principal of $250 and $697 in the second quarter of 2006 and the first quarter of 2007, respectively.  We paid this note off in full on October 4, 2006.  In the first quarter of 2007, we sold selected assets of a former broker office and recorded a gain of sales of offices of $135.  Previously, in the first quarter of 2006, we sold a corporate-owned office and recorded a gain of $17.  During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker.  We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices.  In the first quarter of 2007, one of these offices was sold to another broker by the existing broker.  We settled the note receivable from this office from the selling broker for $328 in cash ($28 of which will be received in the second quarter) and recorded a reserve due to this sale of offices of $65.  Previously, in the first quarter of 2006, we sold an office and recorded a gain of $17.

Income Tax

          Deferred tax assets on our balance sheet primarily include net operating loss carryforwards (“NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  On an annual basis, usually in our fourth quarter, we assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  For quarterly reporting purposes, we calculate income tax expenses using the Federal statutory rate of 34%.  Quarterly comparative results are as follows:

	Three Months Ended October 31,

	2006	% of Total Revenue	2005	% of Total Revenue

	(unaudited)
Income before income taxes	$359	9%	$285	8%
Federal income tax rate	34%	—	34%	—

Income tax expense	$122	3%	$97	3%

FINANCIAL CONDITION (in thousands)

          Our total assets were $10,520 and $10,663 at October 31, 2006 and July 31, 2006, respectively, representing a decrease of $143 or 1%.  This decrease resulted primarily from $365 reduction in corporate office receivables from prepayment of a note, utilization of $122 of deferred tax assets, a $62 reduction of the BXI membership list from ongoing amortization, a $54 net principal reduction in corporate office sales receivable from ongoing repayments, and a $228 decrease in accounts receivable due to an increase in our accounts receivable allowance.  These decreases were partially offset by our increase of $646 in cash which totaled $960 and $314 as of October 31, 2006 and July 31, 2006, respectively.  This was due to the timing of our operating cycles as compared with our accounting cycles.  The increase in cash primarily from payments on accounts receivable corresponds to the increase in commissions payable to brokers of $659.

          Accounts receivable balances, net of allowances of $520 and $317, were $863 and $1,091 as of October 31, 2006 and July 31, 2006, respectively.  Quarterly comparative results are as follows:

	October 31, 2006	% of Gross Accounts Receivable	July 31, 2006	% of Gross Accounts Receivable

	(Unaudited)
Gross accounts receivable	$1,383	100%	$1,408	100%
Less: allowance	520	38%	317	23%

Net accounts receivable	$863	62%	$1,091	77%

          Gross accounts receivable decreased by $25 or 2% while net accounts receivable decreased by $228 or 21% because of an increase in the accounts receivable allowance.  In the first quarter of 2007, the aging of our accounts receivables deteriorated slightly and we increased our allowance accordingly.  The allowance as a percent of accounts receivable was 38% and 23% for the periods ended October 31, 2006 and July 31, 2006, respectively.  We have identified the member balances that primarily contributed to the deterioration of the aging of our accounts receivable and we intend to focus our collection efforts on these balances in the second quarter of 2007.

          Our total current liabilities were $2,291 and $2,285 at October 31, 2006 and July 31, 2006, respectively, representing an increase of $6.  Because of the timing differences between our operating and accounting cycles, we recorded a commission payable to brokers of $659 as of October 31, 2006 compared to $0 as of July 31, 2006.  Offsetting this increase was a decrease in accrued commission to brokers of $316 to $852 from $1,168 for the quarters ended October 31, 2006 and July 31, 2006, respectively.  Also, we prepaid our note payable in full in the first quarter of 2007.  Correspondingly, the current portion of notes payable of $315 as of July 31, 2006 was $0 as of October 31, 2006.

          Changes in cash were as follows (in thousands):

	Three Months Ended October 31,

	2006	2005

	(unaudited)
Cash provided by operating activities	$944	$865
Cash provided by (used in) investing activities	451	(29)
Cash used by financing activities	(749)	(210)

Increase in cash	$646	$626

          We have financed our ongoing operations over the last two fiscal years primarily with cash provided by operating activities.  In the first quarter of 2007, we received $944 from operating activities and $451 from investing activities.  We used this cash to prepay our note payable in full.  Primarily as a result of the reduction in our long-term liabilities, our stockholders’ equity increased to $8,229 at October 31, 2006, compared to $7,968 at July 31, 2006.

          As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors.  We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost.

          We believe that our financial condition is stable and that our cash balances, other liquid assets, and consolidated operating cash flows provide adequate resources to fund ongoing operating requirements.

          Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a significant impact on our business.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

          For the quarter ended October 31, 2006, our operating activities provided $944 compared to $865 provided from the same quarter in the prior year, a $79 or 9% increase.  The increase in net cash provided by operating activities resulted primarily from a $20 increase in operating income which was net of a large, non-cash increase of $203 in our allowance for uncollectible accounts receivable.

Investing Activities

          For the quarter ended October 31, 2006, we reported net cash provided by investing activities of $451 compared to cash used by investing activities of $29 during the same quarter of 2005.  Primarily, this was because we received cash payments of $435 relating to payments received from sales of offices.

Financing Activities

          For the quarter ended October 31, 2006, we reported net cash used by financing activities of $749 related to our optional prepayment, in full, of our outstanding note payable balance.  The reported amount of $210 net cash used by financing activities in the same quarter of the prior year represented required debt service payments only.

          We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution.  Subsequent to October 31, 2006, the maturity date of this short-term debt facility was extended to November 30, 2007.  During the first quarter of 2007, we did not borrow any amounts under this line of credit and there is no outstanding balance as of October 31, 2006.  We intend to utilize this credit facility for short term needs in the future.

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

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2006 annual report on Form 10-KSB.

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

          Our largest sources of revenues are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction.  Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, finance charges and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Autopay System or by check.  Currently, approximately 71% of member payments are made through EFT or by credit cards using the Autopay System.  If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

          As discussed below, we do not normally record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (see below, “Accounting for ITEX Dollar Activity”).  During the quarters ending October 31, 2006 and 2005, respectively, we received $1,284 and $1,326 ITEX dollars from transaction fees, association fees and other fees.  We spent $1,268 and $898, respectively, in the same quarters.  We had a $16 and $428 net increase in ITEX dollars in the quarter ending October 31, 2006 and 2005, respectively.

ITEX Dollar Summary

	Three Months Ended October 31,

	2006	2005

	(unaudited)
Sales	$1,284	$1,326
Purchases	1,268	898

Increase (Decrease)	$16	$428

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

          Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, act as a third-party record-keeper for our members’ transactions, bill Marketplace members directly pursuant to contractual agreements with them, collect all revenue, and assess the collectibility of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

          We believe that the fair value of these items lack readily determinable fair values for several reasons.  Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction.  Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition cannot occur.

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

Valuation of Notes Receivable

          We determine a present value of our notes receivable using a monthly average United States Treasury note rate with approximately the same term as the note adjusted for the credit quality of the borrower to approximate a market value interest rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  We calculate the effective rate on the note given the market rate and the payment streams and record the note accordingly.  We periodically review for our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

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

          On October 31, 2006, we had NOLs of approximately $21,165 available to offset future taxable income.  On an annual basis, usually in the fourth quarter, we assess the realizability of our available net operating loss carryforwards for future periods.

          The deferred tax assets recorded at October 31, 2006 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007.

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

Share Based Compensation

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

Recent Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), Quantifying Financial Statement Misstatements.  SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date.  We believe the adoption of SAB 108 will not have a material impact on our financial position, results of operations, cash flows or financial condition.

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not to be sustained in audit based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which, for us, is effective for fiscal 2007 beginning August 1, 2006.  Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our results of operations, cash flows or financial condition.

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

          We are working toward a goal of sustained profitability and have had profitable operations for the past thirteen quarters.    We have experienced significant revenue growth during 2006 from consolidating BXI operations and revenue has continued to grow, albeit at a lesser rate, in the first quarter of 2007.  Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the Marketplace and simplifying transactions with our Internet applications.  As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financed, secure repayment by granting a security interest in our assets.  However, we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available.  Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to operate profitably which depends on many factors including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel who may not continue to work for us.

          Potentially, any loss of key officers, key management and other personnel could impair our ability to successfully execute our business strategy particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and our operations.   Although we believe ITEX is currently being administered capably, we remain substantially dependent on the continued services of our key personnel including the services of CEO and Interim CFO Steven White.  We place heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with our current executive officers including Mr. White.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing and support personnel.  We face the risk that, if we are unable to attract and integrate new personnel or retain and motivate existing personnel, our business will be adversely affected.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

          Although we believe that our financial condition is stable and that our cash balances and cash flows from operations provide adequate resources to fund our ongoing operating requirements, we have limited funds and have incurred recent contractual obligations.  Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy which will allow our business model to be executed with limited outside financing.  However, we also may seek to acquire certain competitors.  We have a line of credit with our primary banking institution which will provide additional reserve capacity for general corporate and working capital purposes and, if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our Broker Network.

          Our success depends on our ability to expand, retain and enhance our Broker Network.  We look to our Broker Network to enroll new Marketplace members, train them in the use of the ITEX system, facilitate business among members, provide members with information about Marketplace products and services and assure the payment of our dues and fees.  Brokers have a contractual relationship with ITEX, typically for a renewable three or five-year term.  There can be no assurance that our Brokers will continue to participate in the Marketplace or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the Marketplace.  We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the Marketplace, the overall share of the market handled by our Broker Network could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  In the quarter ended October 31, 2006, approximately 6% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

          We do not have a great deal of experience acquiring companies.  We completed our acquisition of BXI in 2005.  We have evaluated, and expect to continue to evaluate, other potential strategic transactions.  From time to time, we may engage in discussions regarding potential acquisitions.  Any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face risks include:

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under current SEC proposals, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2008.  In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting  beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2009.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Furthermore, the PCOAB is expected to propose a new auditing standard to provide guidance to companies, including small businesses, on how to evaluate internal controls. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation. Therefore, the report may be uniquely difficult to prepare, and our auditors may not agree with management’s assessments.  We are performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

          During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of July 31, 2008 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls at July 31, 2009), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

          We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2.  If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of July 31, 2008.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures are effective.

          In our Form 10–KSB filing for the fiscal year ended July 31, 2006, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by that report.  This conclusion was based on the identification of the following material weakness in our internal control over financial reporting: a failure to properly calculate accrued commissions and a failure to conduct an accurate variation analysis of the balance sheet for the fiscal year ended July 31, 2004 which would have detected an error in accrued commissions as of July 31, 2004.  This resulted in an understatement of accrued commissions and current liabilities for the period ended July 31, 2004, which understatement was systematically carried forward on our balance sheets until the error was discovered internally during our 2006 fiscal year-end close procedures.  This material weakness was fully remediated as of the date of filing our 2006 Form 10-KSB.

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

          During fiscal 2006 we contracted for a highly qualified accounting consultant, we terminated our financial controller, and we hired an experienced financial controller and contracted for an additional member of our accounting staff.  The additional levels of appropriately qualified and trained personnel enabled us to discover the control weakness described above during our 2006 fiscal year-end close procedures.  We performed additional analysis and other closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles and to mitigate the control weakness described above.  In addition, the following changes in our internal control over financial reporting were made during the fourth quarter of fiscal year 2006 to correct the weakness noted above: our corporate management implemented detailed procedures to properly accrue Broker commissions and it implemented routine variation analysis on the balance sheet so accrued commissions would be stated accurately.  While the planned remediation steps were designed and in place during fiscal 2006, management continued to evaluate the operating effectiveness during the quarter ended October 31, 2006 when it was concluded that our internal control over financial reporting could support an assessment that our controls were effective.

          Except as disclosed above, there have been no changes in our internal control over financial reporting during our first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 – Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          The following table provides information about purchases by the Company or any affiliated purchaser during the quarter ended October 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

8/01/06 - 8/31/06	—	—	—	—
9/01/06 – 9/30/06	—	—	—	—
10/01/06 - 10/31/06	200,000	$0.50	—	—

(1) Our CEO purchased 200,000 shares of our common stock from a stockholder in a privately negotiated transaction.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Sublease Agreement dated as of November 3, 2006 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Current Report on Form 8-K, as filed on November 17, 2006.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: November 29, 2006	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer