Form 10QSB
period 2007-01-31
ITEX CORP
filed 2007-02-28
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number 0-18275

ITEX CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	93-0922994

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3326 160th Ave SE, Suite 100, Bellevue, WA 98008-6418

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

          As of January 31, 2007, the Company had 17,966,132 shares of common stock outstanding.

          Transitional Small Business disclosure Format (check one):

Yes	☐	No	☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended January 31, 2007

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 31, 2007	July 31, 2006

	(unaudited)
ASSETS
Current assets:
Cash	$1,045	$314
Accounts receivable, net of allowance of $411 and $317	739	1,091
Prepaid expenses	248	169
Loans and advances	132	115
Deferred tax asset	509	509
Notes receivable - corporate office sales	173	297
Other current assets	22	4

Total current assets	2,868	2,499
Property and equipment, net of accumulated depreciation of $53 and $42	117	76
Goodwill	1,722	1,695
Deferred tax asset, net of current portion	3,644	3,939
Membership list	1,101	1,226
Notes receivable - corporate office sales, net of current portion	784	1,151
Other long-term assets	119	77

Total assets	$10,355	$10,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and other expenses payable	$38	$91
Commissions payable to brokers	383	—
Accrued commissions to brokers	961	1,168
Accrued expenses	336	429
Deferred revenue	107	178
Advance payments	131	104
Current portion of notes payable	—	315

Total current liabilities	1,956	2,285
Long-term liabilities:
Notes payable, net of current portion	—	410
Other long-term liabilities	23	—

Total Liabilities	1,979	2,695

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,966 and 18,246 shares issued and outstanding, respectively	179	182
Additional paid-in capital	29,007	29,217
Unearned stock compensation	(177)	(226)
Accumulated deficit	(20,633)	(21,205)

Total stockholders’ equity	8,376	7,968

Total liabilities and stockholders’ equity	$10,355	$10,663

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED
JANUARY 31, 2007 AND 2006
(In thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Revenue:
Marketplace revenue	$3,665	$4,007	$7,455	$7,721
Costs and expenses:
Cost of Marketplace revenue	2,470	2,749	5,053	5,410
Salaries, wages and employee benefits	369	319	760	602
Selling, general and administrative	224	555	674	983
Depreciation and amortization	74	69	145	136

	3,137	3,692	6,632	7,131

Income from operations	528	315	823	590
Other income (expense):
Net interest	23	1	17	(6)
Gain on sale of offices, net	—	—	70	17
Gain on extinguishment of debt	—	81	—	81
Other	(1)	3	(1)	3

	22	85	86	95

Income before income taxes	550	400	909	685
Income tax expense	215	136	337	233

Net income	$335	$264	$572	$452

Net income per common share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02
Average common and equivalent shares:
Basic	17,885	18,631	17,863	18,629
Diluted	18,264	18,791	18,255	18,789

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JANUARY 31, 2007 AND 2006
(In thousands)

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335	$264	$572	$452
Items to reconcile to net cash provided by operations:
Gain on sales of offices	—	—	(70)	(17)
Gain on extinguishment of debt	—	(81)	—	(81)
Recognition of imputed interest	(3)	(47)	(8)	(55)
Stock based compensation	45	48	90	58
Amortization of loan issuance costs	—	—	24	—
Depreciation and amortization	74	69	145	136
Loss on disposal of equipment	—	(2)	—	—
Increase (decrease) in allowance for uncollectible receivables	(109)	32	94	32
Decrease in deferred income taxes	173	134	295	233
Changes in operating assets and liabilities:
Accounts receivable	233	327	258	422
Prepaid expenses	(15)	1	(29)	55
Other current assets	(3)	12	(18)	5
Accounts and other expenses payable	(149)	38	(53)	106
Commissions payable to brokers	(276)	(132)	383	300
Accrued commissions to brokers	109	(115)	(207)	(243)
Accrued expenses	14	(78)	(88)	(152)
Deferred revenue	(29)	15	(71)	99
Long-term liabilities	23	—	23
Advance Payments	1	—	27

Net cash provided by operating activities	423	485	1,367	1,350

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI earnout	—	(30)	(33)	(48)
Payments received from office sales	75	92	569	174
Advances on notes receivable - corporate office sales	—	—	—	(69)
Payments received from loans	60	—	138	—
Advances on loans	(121)	(21)	(204)	(21)
Purchase of property and equipment	(56)	(6)	(61)	(30)

Net cash provided by (used in) investing activities	(42)	35	409	6

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	—	(1,170)	(749)	(1,380)
Reacquired shares from non-affiliated parties	(296)	(138)	(296)	(138)
Loan acquisition costs	—	(13)	—	(13)

Net cash used in financing activities	(296)	(1,321)	(1,045)	(1,531)

Net increase (decrease) in cash	85	(801)	731	(175)
Cash at beginning of period	960	1,195	314	569

Cash at end of period	$1,045	$394	$1,045	$394

Supplemental cash flow information:
Cash paid for interest	—	32	93	69
Cash paid for taxes	31	10	97	10

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on our financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	deferred revenues and costs
•	expected lives of customer relationships
•	tax provisions and valuation allowances
•	accrued commissions and other accruals
•	various litigation matters described herein

          Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Operating and Accounting Cycles

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006).  Our fiscal second quarter is from November 1 to January 31 (“second quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”).

Long-Lived Assets

          In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily at the market values of the assets, when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired.  If impairment is deemed to have occurred, we then consider the undiscounted future cash flows to determine if an adjustment is appropriate.  In our most recent review conducted in the fourth quarter of 2006, we determined no impairment was appropriate.

Goodwill

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.  In accordance with SFAS 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  We analyzed goodwill as of July 31, 2006 and we did not identify an impairment.

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

          Our largest sources of revenues are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, finance charge, late fees, and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Preferred Member Autopay System (“Autopay System”) or by check.  Currently, approximately 70% of member payments are made through EFT or by credit cards using the Autopay System.  If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

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

Operating Leases

          We account for our executive office lease in accordance with SFAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended).  Accordingly, because the lease has “rent holidays”, we record minimum rental payments on a straight-line basis over the period in which we physically employed the leased property.  We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

Reclassifications

          Certain reclassifications have been made to the financial statements of the prior periods to conform to the January 31, 2007 presentation.  Such reclassifications had no effect on the results of operations, cash flows or financial condition in those periods.

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

          The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of payments cause an increase in the reported cash balance and a decrease in the net accounts receivable balance.  The difference between our operating cycle ending date and the reporting date for January 31, 2007 and July 31, 2006 was 13 days and 25 days, respectively.  In July 2006, the 25 day difference allowed time to pay both tranches of the commissions payable to brokers leaving $0 payable at July 31, 2006.  At January 31, 2007, commissions payable to brokers had not yet been made so the consolidated balance sheet shows commissions payable to brokers of $383 and a cash balance of $1,045, an increase of $731 compared to the balance as of July 31, 2006.

NOTE 3 –	NOTES RECEIVABLE – CORPORATE OFFICE SALES

          During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker.  We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices.  In the first quarter of 2007, one of these offices was sold to another broker by the existing broker.  We settled the note receivable from this office from the selling broker for $328 in cash and recorded a reserve of $65 on the note.  In the first quarter of 2006, we sold a corporate-owned office we had regained possession of for $17 and recorded a gain of $17.  Additionally in the first quarter of 2006, we advanced $69 on a note receivable.

          The aggregate total owed to the Company on January 31, 2007 is $957.  Balances owed range from $14 to $378.  Payoff dates for the loans are scheduled between 2008 and 2014.

Original Principal Balance on Notes	Balance Receivable at January 31, 2007	Current Portion	Long-Term Portion

$2,695	$957	$173	$784

          The activity for the first two quarters of 2007 was as follows:

Balance at July 31, 2006	$1,448
Prepayment of note receivable	(300)
Reserve on note receivable	(65)
Interest income at stated rates	15
Imputed interest income	5
Payments received	(74)

Balance at October 31, 2007	$1,029

Interest income at stated rates	14
Imputed interest income	3
Payments received	(89)

Balance at January 31, 2007	$957

NOTE 4 -	INTANGIBLE ASSET – MEMBERSHIP LIST

          The Membership List intangible asset is from our acquisition of BXI in July 2005.  Changes in the carrying amount of member lists are summarized as follows:

Balance as of July 31, 2006	$1,226
Amortization	(62)

Balance as of October 31, 2006	$1,164

Amortization	(63)

Balance as of January 31, 2007	$1,101

          The related amortization expense reflected in our results of operations totaled $63 for the three months ended January 31, 2007.

          Estimated amortization expense for the remaining half of 2007 and annually for the remaining useful life is as follows:

Year ending July 31,	Amoritization

2007 (February - July)	$124
2008	249
2009	249
2010	249
2011	230

Total	$1,101

NOTE 5 –	GOODWILL

          As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill.  Pursuant to the terms of the Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first 12 full quarters following the signing of the Merger Agreement, a maximum of $450 additional cash payments may be payable based on earnings over these quarters.  The “earnout” is calculated on quarterly revenue in excess of $3,000 less certain legal expenses.  The maximum quarterly payment before deductions is $38.  The earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI claims we assumed.  In the second quarter of 2007, as discussed in Note 8 below, we settled a BXI claim and one half of the settlement amount exceeded the maximum quarterly earnout payment, so no payment was due.  Total earnout payments we have made since the acquisition were $123.

          Changes to goodwill for the first two quarters of 2007 was as follows:

Balance at July 31, 2006	$1,695
Adjustments for BXI claims	(1)
First quarter earnout payment	33

Balance at October 31, 2006	$1,727

Adjustments for BXI claims	(5)
Second quarter earnout payment	—

Balance at January 31, 2007	$1,722

NOTE 6 –	NOTES PAYABLE AND LINE OF CREDIT

          On June 30, 2005, we borrowed $1.3 million from U.S. Bank in the form of a promissory note (“Bank Note”) with interest at 6.48% and repayments in 47 equal monthly installments.  In addition to normal monthly installment payments, we made optional prepayments of principal of $250 and $697 in the second quarter of 2006 and the first quarter of 2007, respectively.  We repaid the entire note in full during the first quarter of 2007.  Our total principal payments and related loan issuance costs for the first quarter of 2007 were $749.

          In the second quarter of 2007, we did not borrow any funds and, except for payables from routine operations, remained free of debt through January 31, 2007.

          We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution.  The maturity date of this short-term debt facility is November 30, 2007.  During the second quarter of 2007, we did not borrow any amounts under this line of credit and there is no outstanding balance as of January 31, 2007.  We intend to utilize this credit facility for short term needs in the future.

NOTE 7 –	EQUITY

          On January 8, 2007 40 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term.  The aggregate total of 120 shares was valued at $0.69 per share, the closing share price on the date of grant.  This compensation expense will be amortized over the directors’ one year term of service.

          We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  Our stockholders adopted the 2004 Plan on March 15, 2004.  Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

          As of January 31, 2007 there were no common stock options outstanding.  There are 375 shares available for future grants under the 2004 Plan.

	Number of Shares/Options

	Available	Shares Granted	Options Granted

Balance at July 31, 2006	495	1,505	—
Granted	—	—	—
Forfeited	—	—	—

Balance at October 31, 2006	495	1,505	—

Granted	(120)	120	—
Forfeited	—	—	—

Balance at January 31, 2007	375	1,625	—

Vesting as of October 31, 2006
Shares Vested		1,255	—
Shares Unvested		370	—

Balance at October 31, 2006		1,625	—

          We recorded the following in stock based compensation:

Three Months Ended January 31,		Six Months Ended January 31,

2007	2006	2007	2006

45	48	90	58

NOTE 8 –	LITIGATION AND CLAIMS

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

          In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5 million and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff’s motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30 million plus attorneys’ fees.  We moved the lawsuit to federal court in July 2006.  Plaintiff filed a motion  to remand the lawsuit to Oregon state court in August 2006 and the court ruled in favor of the motion in January 2007.  We plan to appeal the ruling. We believe the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit.  We intend to defend ourselves vigorously in the matter.

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

          For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006).  Our fiscal second quarter is from November 1 to January 31 (“second quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”).

          Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

          Our revenues for the second quarter of 2007 ended January 31, 2007 decreased 9% from $4,007,000 to $3,665,000 compared to the same quarter in 2006.  Income from operations for the quarter ended January 31, 2007 increased 68% from $315,000 to $528,000 compared to the same quarter in 2006.

          We are seeking to increase our revenues and, correspondingly, our net income by:

•	Encouraging our Brokers to focus on increasing membership and cash fee transaction volume.
•	Increasing the benefit to members of participating in the Marketplace.
•	Expanding membership by targeting specific high demand industries.
•	Encouraging new franchise sales, including upgrading and expanding the franchise portion of our website.
•	Minimizing the barriers to join the Marketplace.
•	Improving our Internet applications.

RESULTS OF OPERATIONS (in thousands except per share amounts)

Condensed Results

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Revenue	$3,665	$4,007	$7,455	$7,721
Operating Expenses	3,137	3,692	6,632	7,131

Operating Income	528	315	823	590
Net interest	22	4	16	(3)
Gain on sales of offices	—	—	70	17
Gain on extinguishment of debt	—	81	—	81

Income before income tax	550	400	909	685
Income tax expense	215	136	337	233

Net income	$335	$264	$572	$452

Net income per common share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02
Average common and equivalent shares:
Basic	17,885	18,631	17,863	18,629
Diluted	18,264	18,791	18,255	18,789

          Revenue for the quarter ended January 31, 2007 decreased by 9% to $3,665 from $4,007 during the same quarter in the prior year.  We attribute this decrease primarily to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office.  Since August 1, 2006, thirteen ITEX and former BXI offices consolidated, thus reducing the number of brokers servicing members.  The number of overlapping members declined from 695 on August 1, 2006 to 225 on January 31, 2007.  Overlapping members pay association fees and transaction fees on both their ITEX and former BXI account.  Consolidation of an overlapping member’s accounts from two to one account resulted in the net loss of an account that we previously had assessed association and transaction fees.  Additionally, in the first quarter of 2007, we sold selected assets of a former broker office.  This office generated $50 and $99 in the three and six month periods ended January 31, 2006, respectively.  In 2007, this office generated $22 in the first quarter and $0 in the second quarter.

          Over the past three years, we have achieved consistent profitability by focusing our business model on cashless transaction processing and the support of our franchise network, acquiring a significant competitor, selling all of our corporate owned offices, eliminating non-essential services, and paying off all of our debt.  Today, except for payables from routine operations, we are free of debt, continue to be profitable, continue to increase our owners’ equity, and continue to generate cash from operations.  Our biggest challenge, however, is to grow our revenues.  For over a year, we have encouraged our Brokers to focus on two tasks: increase Marketplace membership and increase transaction volume.  At our annual convention in May 2006, we discussed how corporate management could help Brokers free up their time so they could concentrate on these two major tasks.  Since then, we have implemented Broker requested changes to help grow revenue.

          In the second quarter of 2007, to attract new franchisees we upgraded and expanded the franchise portion of our website, www.itex.com.  We identified target markets, provided added detail about our company and business model, and allowed potential franchisees to calculate sample financial forecasts.  Expanding our Broker Network by attracting new franchisees is one of our strategies to increase revenues.

          In the second quarter of 2007, we initiated a multi-faceted strategy to grow revenue.  We have retained outside consulting firms to work on separate projects.  Each project approaches our potential revenue growth from different angles.  One strategy considers the success of attracting new members and retaining existing members by utilizing our 22,000 member base to negotiate group discounts and benefits from nationally recognized businesses.  A second strategy considers increasing cash-based transaction volume by targeting certain high demand business segments that existing members have requested to participate in our Marketplace.  A third strategy is aligning with business associations to refer and endorse our Marketplace in return for a finder’s fee.  We intend to substantially complete these projects in the third quarter and hope to see their benefits in later quarters.

          Income before income taxes increased $150 to $550 from $400 for the quarters ended January 31, 2007 and 2006, respectively.  Net income for the same quarters increased $71 to $335 from $264.  Earnings per share for the same quarters increased $0.01 per share from $0.01 to $0.02 per share.

Revenue, Costs and Expenses

          The following table sets forth our selected consolidated financial information for the three month period ended January 31, 2007 and 2006 with amounts expressed as a percentage of total revenues:

	Three Months Ended January 31,				Six Months Ended January 31,

	2007		2006		2007		2006

	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenue:
Marketplace revenue	$3,665	100%	$4,007	100%	$7,455	100%	$7,721	100%
Costs and expenses:
Cost of Marketplace revenue	2,470	67%	2,749	69%	5,053	68%	5,410	70%
Salaries, wages and employee benefits	369	10%	319	8%	760	10%	602	8%
Selling, general and administrative	224	6%	555	14%	674	9%	983	13%
Depreciation and amortization	74	2%	69	2%	145	2%	136	2%

	3,137	86%	3,692	92%	6,632	89%	7,131	92%

Income from operations	528	14%	315	8%	823	11%	590	8%
Other income, net	22	1%	85	2%	86	1%	95	1%

Income before income taxes	550	15%	400	10%	909	12%	685	9%
Income tax expense	215	6%	136	3%	337	5%	233	3%

Net income	$335	9%	$264	7%	$572	8%	$452	6%

Marketplace Revenue

          Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments.  The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Association fees	$1,001	$982	$1,993	$1,873
Transaction fees	2,530	2,957	5,352	5,659
Other fees	134	68	110	189

	$3,665	$4,007	$7,455	$7,721

          Marketplace revenue decreased by $342 or 9% to $3,665 from $4,007 for the quarters ended January 31, 2007 and 2006, respectively.  Marketplace revenue decreased by $266 or 3% to $7,455 from $7,721 for the six month periods ended January 31, 2007 and 2006, respectively.  Primarily, revenues decreased due to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office.

Cost of Marketplace Revenue

          Cost of Marketplace revenue consists of commissions paid to Brokers and expenses directly attributable to Brokers and the Marketplace.  The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Association fee commissions	$439	12%	$500	12%	$840	11%	$1,035	13%
Transaction fee commissions	1,901	52%	2,192	55%	3,981	53%	4,271	55%
Other Marketplace expenses	130	4%	57	1%	232	3%	104	1%

	$2,470	67%	$2,749	69%	$5,053	68%	$5,410	70%

          Cost of Marketplace revenue decreased by $279 or 10% to $2,470 from $2,749 for the quarters ended January 31, 2007 and 2006, respectively.  Commissions to brokers declined in correlation to the decline in revenue.

          Cost of Marketplace revenue decreased by $357 or 7% to $5,053 from $5,410 for the six month periods ended January 31, 2007 and 2006, respectively.  These decreases relate to declines in commissions which we calculate as a percent of revenue, conversion of former BXI broker to lower ITEX commission structures, and other Marketplace related expenses.  The following shows the commissions separately as a percent of their related revenue:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Related Revenue	2006	% of Related Revenue	2007	% of Related Revenue	2006	% of Related Revenue

	(unaudited)				(unaudited)
Association fee commissions	$439	44%	$500	51%	$840	42%	$1,035	55%
Transaction fee commissions	1,901	75%	2,192	74%	3,981	74%	4,271	75%

Salaries, Wages and Employee Benefits

          Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items.  Comparative results are as follows:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Salaries, wages and empoyee benefits	$369	10%	$319	8%	$760	10%	$602	8%

          Salaries, wages and employee benefits expense increased by $50 or 16% to $369 from $319 for the quarters ended January 31, 2007 and 2006, respectively.  Items contributing to the increase were: $28 for increased salaries and wages including one additional full time equivalent, $25 related to stock grants in 2006 and 2005, and $10 for 401(k) matching expenses.  These increases were partially offset by a decrease of $21 for employee recruitment.

          Salaries, wages and employee benefits expense increased by $158 or 26% to $760 from $602 for the six month periods ended January 31, 2007 and 2006, respectively.  Items contributing to the increase were: $62 for increased salaries and wages, $31 related to stock grants in 2006 and 2005, $22 for discretionary bonuses and $24 for 401(k) matching expenses.  These increases were partially offset by a decrease of $23 for employee recruitment.

Selling, General and Administrative

          Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses.  Comparative results are as follows:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Selling, general and administrative	$224	6%	$555	14%	$674	9%	$983	13%

          Selling, general and administrative decreased by $331 or 60% to $224 from $555 for the quarters ended January 31, 2007 and 2006, respectively.  Primary contributors to this decrease include: $191 for bad debt expense related to fewer accounts receivable balances in aged categories and $46 for legal related expenses.

          Selling, general and administrative decreased by $309 or 31% to $674 from $983 for the six month periods ended January 31, 2007 and 2006, respectively.  Primary contributors to this decrease include: $97 for bad debts expense, $60 for professional fees, $57 for discretionary Broker related expenses, and $24 for legal related expenses.

Depreciation and Amortization

          Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our membership list.  Comparative results are as follows:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Depreciation and amortization	$74	2%	$69	2%	$145	2%	$136	2%

          Depreciation and amortization increased by $5 or 7% to $74 from $69 for the quarters ended January 31, 2007 and 2006, respectively.  Amortization of our membership list was $63 and $62 for the quarters ended January 31, 2007 and 2006, respectively.  The remaining increase was due to added depreciation on fixed assets purchased in the twelve month period ended January 31, 2007.

          Depreciation and amortization increased by $9 or 7% to $145 from $136 for the six month periods ended January 31, 2007 and 2006, respectively.  Amortization of our membership list was $125 for the six month periods ended January 31, 2007 and 2006.  The remaining increase was due to added depreciation on fixed assets.

Other Income

          Comparative results are as follows:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Interest income	$23	1%	$92	2%	$45	1%	$122	2%
Interest expense	—	0%	(91)	-2%	(28)	0%	(128)	-2%
Gain on sale of offices, net	—	0%	—	0%	70	1%	17	0%
Gain on extinguishment of debt	—	0%	81	2%	—	0%	81	1%
Other	(1)	0%	3	0%	(1)	0%	3	0%

	$22	1%	$85	2%	$86	1%	$95	1%

          Other income for the second quarter of 2007 was $22 as compared to $85 for the same quarter in 2006.  Interest income in the second quarter includes $6 from short-term investments.  The remaining interest income on notes receivable decreased by $75 due to declining principal balances on the notes.  We had no interest expense in the second quarter because, except for payables from routine operations, we were free of debt throughout the quarter.

          Other income for the six month period ended January 31, 2007 was $86 as compared to $95 for the same period in 2006.  Interest income decreased in the 2007 period as compared with the 2006 period because of lower principal balances on notes receivable.  Interest expense decreased in the 2007 period as compared with the 2006 period because of lower principal balances on our note payable.  Other differences were caused by unique, unrelated gains on certain transactions.

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

          For quarterly reporting purposes, we calculate Federal income tax expense using the statutory rate of 34%.  We accrue for state tax liabilities by analyzing our revenue by state and calculating the applicable tax.

          Comparative results are as follows:

	Three Months Ended January 31,				Six Months ended January 31,

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue

	(unaudited)				(unaudited)
Income before income taxes	$550	15%	$400	10%	$909	12%	$685	9%
Federal income tax rate	34%		34%		34%		34%

Federal tax expense	187	5%	136	3%	309	4%	233	3%
State tax expense	28	1%	—	0%	28	0%	—	0%

	$215	6%	$136	3%	$337	5%	$233	3%

FINANCIAL CONDITION (in thousands)

          Our total assets were $10,355 and $10,663 at January 31, 2007 and July 31, 2006, respectively, representing a decrease of $308 or 3%.  This decrease resulted primarily from $365 reduction in corporate office receivables from prepayment of a note, utilization of $294 of deferred tax assets, a $125 reduction of the BXI membership list from ongoing amortization, and a $352 decrease in net accounts receivable.  These decreases were partially offset by our increase of $731 in cash which totaled $1,045 and $314 as of January 31, 2007 and July 31, 2006, respectively.  This was due to the timing of our operating cycles as compared with our accounting cycles.  See Note 2 – Cash, Accounts Receivable, Commissions Payable to Brokers and Accrued Commissions to Brokers of the Notes to Financial Statements (Item 1) for additional information regarding the effect of our operating cycles.

          Accounts receivable balances, net of allowances of $411 and $317, were $739 and $1,091 as of January 31, 2007 and July 31, 2006, respectively.  Comparative results are as follows:

	January 31, 2007	% of Gross Accounts Receivable	July 31, 2006	% of Gross Accounts Receivable

	(Unaudited)
Gross accounts receivable	$1,150	100%	$1,408	100%
Less: allowance	411	36%	317	23%

Net accounts receivable	$739	64%	$1,091	77%

          Gross accounts receivable decreased by $258 or 18% while net accounts receivable decreased by $352 or 32% because of an increase in the accounts receivable allowance.  As of January 31, 2007, our accounts receivable balances were slightly older as compared with the balances at July 31, 2006.  We increased our allowance accordingly.  The allowance as a percent of accounts receivable was 36% and 23% for the periods ended January 31, 2007 and July 31, 2006, respectively.  We have identified the member balances that primarily contributed to the deterioration of the aging of our accounts receivable and we intend to address and resolve the issues in the third quarter of 2007.

          Our total current liabilities were $1,956 and $2,285 at January 31, 2007 and July 31, 2006, respectively, representing a decrease of $329.  The decrease is due primarily to a decrease of $315 in the current portion of debt as of January 31, 2007 and a decrease of $100 in accrued litigation because, during the second quarter, we settled an outstanding legal claim.  Offsetting this decrease was an increase in total commissions payable and accrued to brokers of $176.

          As a result of the reduction in our liabilities and our continued profitability, our stockholders’ equity increased to $8,376 at January 31, 2007, compared to $7,968 at July 31, 2006.  This was the tenth consecutive quarter that we have increased stockholders’ equity.  On average over those ten quarters, our stockholders’ equity has increased 33% per quarter.

          Changes in cash were as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Cash provided by operating activities	$365	$485	$1,367	$1,350
Cash provided by investing activities	16	35	409	6
Cash used by financing activities	(296)	(1,321)	(1,045)	(1,531)

Increase (decrease) in cash	$85	$(801)	$731	$(175)

          We have financed our ongoing operations over the last several years primarily with cash provided by operating activities.  In the second quarter of 2007, we received $423 from operating activities.  We used this cash for leasehold improvements, to repurchase common stock, and to invest in revenue-generating solutions.

          Our business model has proven to be successful in generating free cash flow from operating activities.  For the past 13 out of 14 quarters, our operating activities have generated cash.  For most of the second quarter, we invested in short-term, interest bearing certificates of deposit.  We also used cash to repurchase and retire 400 shares of common stock from a stockholder in a private transaction.  Starting in the second quarter and continuing into the third quarter of 2007, we plan to continue to invest a small portion of available cash in outside consultants who are executing different strategies for us to increase our revenues.  In the third quarter, we anticipate that our financial condition will remain stable and our operating activities with continue to generate cash.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements and we will continue to look for the best investments and uses for our cash.

          As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors or companies that have a subscription and/or transaction based business-to-business model.  We do not currently have debt, except for payables from routine operations.  While we do have cash available, we do not expect that it would be adequate for acquisitions.  If we do pursue an acquisition, we may seek to finance a portion of the acquisition cost.

          Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a significant impact on our business.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

          For the quarter ended January 31, 2007, our operating activities provided $423 compared to $485 provided from the same quarter in the prior year, a $62 or 15% decrease.  For the six month period ended January 31, 2007, our operating activities provided $1,367 compared to $1,350 provided from the same six month period in the prior year, a $17 or 1% increase.  These fluctuations primarily reflect normal fluctuations in cash collected on accounts receivable and cash used for prepaid expenses.

Investing Activities

          For the quarter ended January 31, 2007, our investing activities used $42 while investing activities provided $35 in the same quarter of the prior year, a decrease of $77.  This fluctuation was primarily due to loan activity with our Brokers and our investment in leasehold improvements.

          For the six month period ended January 31, 2007, our investing activities provided $409 compared to $6 provided from the same six month period in the prior year, an increase of $403.  Primarily, this was because we received cash of approximately $435 in the first quarter relating to payments received from sales of offices.

Financing Activities

          For the quarter ended January 31, 2007, our financing activities used $296 compared to $1,321 used in the same quarter in the prior year, a $1,025 or 78% decrease.  For the six month period ended January 31, 2007, our financing activities used $1,045 compared to $1,531 used in the same six month period in the prior year, a $486 or 32% decrease.  In the second quarter of 2007 we re-purchased 400 shares of common stock from a shareholder for $0.74 per share.  In the first quarter of 2007 we made $749 in principal repayments to retire our note payable.  In the second quarter of 2006, we repurchased 250 shares of common stock from a shareholder for $0.55 per share.   In the six month period ending January 31, 2006, we made $1,380 in principal repayments on various debt, $1,170 of which was made in the second quarter.

          We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution with a maturity date of November 30, 2007.  During the second quarter of 2007, we did not borrow any amounts under this line of credit and there is no outstanding balance as of January 31, 2007.  We intend to utilize this credit facility for short term needs in the future.

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

          Our largest sources of revenues are transaction fees and association fees.  We generally charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also generally charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction.  Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, finance charges and insufficient fund fees.  The total fees we charge to members are substantially in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track ITEX dollar fees in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Autopay System or by check.  Currently, approximately 70% of member payments are made through EFT or by credit cards using the Autopay System.  If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

          In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

          As discussed below, we do not normally record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (see below, “Accounting for ITEX Dollar Activity”).  Comparative results are as follows:

ITEX Dollar Summary

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Sales	$1,023	$1,436	$2,307	$2,762
Purchases	1,156	1,650	2,424	2,548

Increase (decrease)	$(133)	$(214)	$(117)	$214

Gross versus Net Revenue Recognition

          In the normal course of business, we act as administrator of transactions between Marketplace members.  We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to the ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

          Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, act as a third-party record-keeper for our members’ transactions, bill Marketplace members directly pursuant to contractual agreements with them for which we establish the terms, collect all revenue, and assess the collectibility of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

          Our accounting policy follows the accounting guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 93-11, Accounting for Barter Transactions Involving Barter Credits, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions.  The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the ITEX dollar received.  In addition, there is no cost basis to us for ITEX dollars.  Our conclusion may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

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

          On January 31, 2007, we had NOLs of approximately $21,165 available to offset future taxable income.  On an annual basis, usually in the fourth quarter, we assess the realizability of our available net operating loss carryforwards for future periods.

          The deferred tax assets recorded at January 31, 2007 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007.

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

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not to be sustained in audit based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which, for us, is effective for fiscal 2008 beginning August 1, 2007.  Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our results of operations, cash flows or financial condition.

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

We have a limited history of sustained profits but our future revenue growth and profitability remains uncertain.

          We are working toward a goal of sustained profitability and have had profitable operations for the past fourteen quarters.  We experienced significant revenue growth during 2006 from consolidating BXI operations and now are experiencing a decline in revenue as represented in the second quarter 2007 results.  Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the Marketplace and simplifying transactions with our Internet applications.  In addition, in the second quarter of 2007, we initiated a multi-faceted strategy for revenue growth.  We have retained outside consulting firms to work on separate projects.  Each project approaches our potential revenue growth from different angles.  One strategy considers the success of enticing new members and retaining existing members by utilizing our 22,000 member base to negotiate group discounts and benefits from nationally recognized businesses.  A second strategy considers increasing cash based transaction volume by targeting certain high demand business segments that existing members have requested to participate in our Marketplace.  A third strategy is aligning with business associations to refer and endorse our Marketplace in return for a finder’s fee.  We intend to substantially complete these projects in the third quarter and hope to see their benefits in later quarters.

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

Dependence on the Value of Foreign Currency

          We transact business in Canadian dollars as well as US dollars.  In the six month period ended January 31, 2007, approximately 7% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

          There have been no changes in our internal controls over financial reporting during our second quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 – Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          The following table provides information about purchases by the Company or any affiliated purchaser during the quarter ended January 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

11/01/06 - 11/30/06	—	—	—	—
12/01/06 – 12/31/06	—	—	—	—
1/01/07 - 1/31/07	400,000	$0.74	—	—

(1) We purchased 400,000 shares of our common stock in a privately negotiated repurchase of vested stock from a stockholder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of our stockholders was held on January 8, 2007 in Bellevue, Washington.  Our common stock was the only class of securities entitled to vote at the Annual Meeting.  Only stockholders of record at the close of business on November 13, 2006 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting.  As of the Record Date, there were 18,246,132 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon.  There were 14,849,101 shares represented at the Annual Meeting in person or by proxy, representing 81 percent of the total number of shares outstanding.  Only one proposal was submitted for a vote by the stockholders as summarized below.

PROPOSAL # 1 - Election of directors.

          The following directors were elected to serve on the ITEX Board of Directors for a one-year term.  No other director’s term of office continued after the meeting.

	Positions and Offices Held Within the Company	Vote of the Stockholders

Directors		For	Against	Withheld

Steven White	CEO, Interim CFO President, Director	14,808,227	0	41,374

Eric Best	Director	14,808,277	0	41,324

John Wade	Director, Secretary, Treasurer	14,807,744	0	41,857

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: February 28, 2007	By:	/s/ Steven White

Steven White
Chief Executive Officer
Interim Chief Financial Officer