Form 10QSB
period 2007-04-30
ITEX CORP
filed 2007-05-30
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007.

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
Yes ☐ No ☒

As of April 30, 2007, the Company had 17,966,132 shares of common stock outstanding.

Transitional Small Business disclosure Format (check one):
Yes ☐  No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended April 30, 2007

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2007	July 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,655	$314
Accounts receivable, net of allowance of $371 and $317	807	1,091
Prepaid expenses	245	169
Loans and advances	97	115
Deferred tax asset	509	509
Notes receivable - corporate office sales	190	297
Other current assets	22	4
Total current assets	3,525	2,499

Property and equipment, net of accumulated depreciation of $69 and $42	142	76
Goodwill	1,721	1,695
Deferred tax asset, net of current portion	3,477	3,939
Membership list	1,039	1,226
Notes receivable - corporate office sales, net of current portion	730	1,151
Other long-term assets	99	77
Total assets	$10,733	$10,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	$77	$91
Commissions payable to brokers	332	-
Accrued commissions to brokers	1,036	1,168
Accrued expenses	379	429
Deferred revenue	100	178
Advance payments	128	104
Current portion of notes payable	-	315
Total current liabilities	2,052	2,285

Long-term liabilities:
Notes payable, net of current portion	-	410
Other long-term liabilities	22	-
Total Liabilities	2,074	2,695

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,966 and 18,246 shares issued and outstanding, respectively	179	182
Additional paid-in capital	29,007	29,217
Unearned stock compensation	(154)	(226)
Accumulated deficit	(20,373)	(21,205)
Total stockholders' equity	8,659	7,968

Total liabilities and stockholders’ equity	$10,733	$10,663

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED
APRIL 30, 2007 AND 2006
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Marketplace revenue	$3,265	$3,419	$10,720	$11,140

Costs and expenses:
Cost of Marketplace revenue	2,270	2,502	7,323	7,912
Salaries, wages and employee benefits	338	330	1,098	932
Selling, general and administrative	156	153	830	1,136
Depreciation and amortization	78	69	223	205
	2,842	3,054	9,474	10,185

Income from operations	423	365	1,246	955

Other income (expense):
Net interest	26	6	43	-
Gain on sale of offices, net	-	-	70	17
Gain on extinguishment of debt	-	-	-	81
Other	-	-	(1)	3
	26	6	112	101

Income before income taxes	449	371	1,358	1,056

Income tax expense	189	126	526	359

Net income	$260	$245	$832	$697

Net income per common share:
Basic	$0.01	$0.01	$0.05	$0.04
Diluted	$0.01	$0.01	$0.05	$0.04

Average common and equivalent shares:
Basic	17,611	18,428	17,781	18,563
Diluted	17,966	18,588	18,161	18,737

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTH PERIOD ENDED APRIL 30, 2007
(In thousands) (Unaudited)

	Common Stock Shares Amount		Additional paid in capital	Accumulated deficit	Unearned Compensation	Total

Balance, July 31, 2006	18,246	$182	$29,217	$(21,205)	$(226)	$7,968

Stock based board compensation	120	1	82			83

Repurchase and retirement of common stock	(400)	(4)	(292)			(296)

Stock based compensation					72	72

Net Income				832		832

Balance, April 30, 2007	17,966	$179	$29,007	$(20,373)	$(154)	$8,659

See Notes to Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED
APRIL 30, 2007 AND 2006
(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260	$245	$832	$697
Items to reconcile to net cash provided by operations:
Gain on sales of offices	-	-	(70)	(17)
Gain on extinguishment of debt	-	-	-	(81)
Recognition of imputed interest	(2)	(7)	(10)	(62)
Stock based compensation	44	40	134	98
Amortization of loan issuance costs	-	-	24	-
Depreciation and amortization	78	69	223	205
Loss on disposal of equipment	-	-	-	-
Increase (decrease) in allowance for uncollectible receivables	(40)	86	54	118
Decrease in deferred income taxes	167	126	462	359
Changes in operating assets and liabilities:
Accounts receivable	(28)	(151)	230	271
Prepaid expenses	(4)	(155)	(33)	(100)
Other current assets	-	8	(18)	13
Accounts and other expenses payable	45	(87)	(8)	19
Commissions payable to brokers	(51)	(37)	332	263
Accrued commissions to brokers	75	6	(132)	(237)
Accrued expenses	44	136	(44)	(16)
Deferred revenue	(7)	38	(78)	137
Long-term liabilities	(1)	-	22	-
Advance Payments	(3)	123	24	123
Net cash provided by operating activities	577	440	1,944	1,790

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI earnout	(6)	(20)	(39)	(68)
Payments received from office sales	39	68	608	242
Advances on notes receivable - corporate office sales	-	-	-	(69)
Payments received from loans	55	-	193	-
Advances on loans	(14)	2	(218)	(19)
Purchase of property and equipment	(41)	(9)	(102)	(39)
Net cash provided by investing activities	33	41	442	47

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on third party indebtedness	-	(72)	(749)	(1,452)
Reacquired shares from non-affiliated parties	-	(165)	(296)	(303)
Loan acquisition costs	-	-	-	(13)
Net cash used in financing activities	-	(237)	(1,045)	(1,768)

Net increase in cash	610	244	1,341	69
Cash at beginning of period	1,045	394	314	569
Cash at end of period	$1,655	$638	$1,655	$638

Supplemental cash flow information:
Cash paid for interest	-	-	93	69
Cash paid for taxes	28	-	125	10

See Notes to Consolidated Financial Statements

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except per share amounts)

NOTE 1 - DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading membership trading community for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Operating and Accounting Cycles

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006). Our fiscal third quarter is from February 1 to April 30 (“third quarter”). We report our results as of the last day of each calendar month (“accounting cycle”).

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

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, finance charge, late fees, and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Preferred Member Autopay System (“Autopay System”) or by check. Currently, approximately 73% of member payments are made through EFT or by credit cards using the Autopay System. If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly. We have also developed software to provide new functionality to access benefits and other services that we now provide to our Brokers and members of the Marketplace. We account for qualifying costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs, including software in development meeting the criteria of SOP 98-1, are included as an element of property and equipment in the consolidated balance sheets.

Share-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Base Payment. Under the fair value recognition provisions of SFAS 123(R), we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize the expense ratably over the requisite service period of the award. We have not issued stock options in the periods reported nor do we have any stock options outstanding.

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

Reclassifications

Certain reclassifications have been made to the financial statements of the prior periods to conform to the April 30, 2007 presentation. Such reclassifications had no effect on the results of operations, cash flows or financial condition in those periods.

NOTE 2 - CASH, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

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

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of cash collections causes an increase in the reported cash balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for April 30, 2007 and July 31, 2006 was 18 days and 25 days, respectively. In July 2006, the 25 day difference allowed time to pay both tranches of the commissions payable to brokers leaving $0 payable at July 31, 2006. At April 30, 2007, the second tranche of commissions payable to brokers for the operating period ended April 12, 2007 had not yet been made so the consolidated balance sheet shows commissions payable to brokers of $332 and a cash balance of $1,655, an increase of $332 and $1,341, respectively, compared to the balances as of July 31, 2006.

NOTE 3 - NOTES RECEIVABLE - CORPORATE OFFICE SALES

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

The aggregate total owed to the Company on April 30, 2007 is $920. Balances owed range from $14 to $374. Payoff dates for the loans are scheduled between 2008 and 2014.

Original Principal Balance on Notes	Balance Receivable at April 30, 2007	Current Portion	Long-Term Portion
$2,695	$920	$190	$730

The activity for the first three quarters of 2007 was as follows:

Balance at July 31, 2006	$1,448
Prepayment of note receivable	(300)
Reserve on note receivable	(65)
Interest income at stated rates	15
Imputed interest income	5
Payments received	(74)
Balance at October 31, 2007	$1,029

Interest income at stated rates	14
Imputed interest income	3
Payments received	(89)
Balance at January 31, 2007	$957

Interest income at stated rates	12
Imputed interest income	2
Payments received	(51)
Balance at April 30, 2007	$920

NOTE 4 - INTANGIBLE ASSET - MEMBERSHIP LIST

The membership list intangible asset originated from our acquisition of BXI in July 2005. Changes in the carrying amount of the membership list are summarized as follows:

Balance as of July 31, 2006	$1,226
Amortization	(62)
Balance as of October 31, 2006	1,164
Amortization	(63)
Balance as of January 31, 2007	1,101
Amortization	(62)
Balance as of April 30, 2007	$1,039

The related amortization expense reflected in our results of operations totaled $62 for the three months ended April 30, 2007.

Estimated amortization expense for the remainder of 2007 and annually for the remaining useful life is as follows:

Year ending July 31,	Amoritization

2007 (May - July)	$62
2008	249
2009	249
2010	249
2011	230
Total	$1,039

NOTE 5 - GOODWILL

As a result of our acquisition of BXI in July 2005, we recorded $1,689 in goodwill. Pursuant to the terms of the Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first 12 full quarters following the signing of the Merger Agreement, a maximum of $450 additional cash payments may be payable based on earnings over these quarters. The “earnout” is calculated on quarterly revenue in excess of $3,000 less certain legal expenses. The maximum quarterly earnout payment before deductions is $38. The earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI claims we assumed. Total earnout payments we have made since the acquisition were $129.

Changes to goodwill for the first three quarters of 2007 were as follows:

Balance at July 31, 2006	$1,695
Adjustments for BXI claims	(1)
First quarter earnout payment	33
Balance at October 31, 2006	1,727

Adjustments for BXI claims	(5)
Second quarter earnout payment	-
Balance at January 31, 2007	1,722

Adjustments for BXI claims	(7)
Third quarter earnout payment	6
Balance at April 30, 2007	$1,721

NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT

On June 30, 2005, we borrowed $1.3 million from U.S. Bank in the form of a promissory note (“Bank Note”) with interest at 6.48% and repayments in 47 equal monthly installments. In addition to normal monthly installment payments, we made optional prepayments of principal of $250 and $697 in the third quarter of 2006 and the first quarter of 2007, respectively. We repaid the note in full during the first quarter of 2007. Our total principal payments and related loan issuance costs for the first quarter of 2007 were $749.

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution. The maturity date of this short-term debt facility is November 30, 2007. During the third quarter of 2007, we borrowed $175 for a short-term need and repaid the balance in full within a few days. There is no outstanding balance under this line of credit as of April 30, 2007. We may utilize this credit facility for short-term needs in the future.

NOTE 7 - EQUITY

On January 8, 2007, 40 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term. The aggregate total of 120 shares was valued at $0.69 per share, the closing share price on the date of grant. This compensation expense will be amortized over the directors’ one year term of service.

We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers and consultants. Our stockholders adopted the 2004 Plan on March 15, 2004. Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

As of April 30, 2007 there were no common stock options outstanding. There are 375 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
	Available	Shares Granted	Options Granted

Balance at July 31, 2006	495	1,505	-

Granted	-	-	-
Forfeited	-	-	-

Balance at October 31, 2006	495	1,505	-

Granted	(120)	120	-
Forfeited	-	-	-

Balance at January 31, 2007	375	1,625	-

Granted	-	-	-
Forfeited	-	-	-

Balance at April 30, 2007	375	1,625	-

Vesting as of April 30, 2007
Shares Vested		1,255	-
Shares Unvested		370	-
Balance at April 30, 2007		1,625	-

We recorded the following in stock based compensation:

Three Months Ended April 30,		Nine Months Ended April 30,
2007	2006	2007	2006
44	40	134	98

NOTE 8 - LITIGATION AND CLAIMS

In October 2005, we were served with a statement of claim in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3). Plaintiff seeks damages from us for alleged fraud or deceit or breach of contract in the amount of $1,300 Canadian. The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered. Except for one transaction representing approximately 26 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace. We intend to seek enforcement of our member agreement which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members. In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in our Trading Rules. In March 2006, the plaintiffs served responding affidavit material.  In June 2006, we filed a Supplementary Motion Record with the court requesting that the action be dismissed or stayed and that our costs be reimbursed on the grounds that the corporate status of Wembley had been cancelled at the time it started the action. On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action. The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding. The Plaintiffs unsuccessfully appealed this decision. Plaintiff’s solicitor has since revived Wembley and has now brought a motion for leave to lift the stay of the action and allow it to proceed.

In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff’s brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity. In July 2003, the Court denied plaintiff's motion for a preliminary injunction. Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action. During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint. On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees. In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation, Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  We moved the lawsuit to federal court in July 2006.  Plaintiff filed a motion to remand the lawsuit to Oregon state court in August 2006 and the court ruled in favor of the motion in January 2007. We plan to appeal the ruling. We believe the termination of plaintiff’s brokerage was for proper cause and that plaintiff’s claims are without merit. We intend to defend ourselves vigorously in the matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ITEX, The Cashless MarketplaceSM, is a leading membership trading community for cashless business transactions across North America. We service our business members through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable more than $250 million transactions per year to be processed between approximately 22,000 member businesses (collectively, the “Marketplace”), where products and services are exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006). Our fiscal third quarter is from February 1 to April 30 (“third quarter”). We report our results as of the last day of each calendar month (“accounting cycle”).

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

Our revenues for the third quarter of 2007 ended April 30, 2007 decreased 5% from $3,419,000 to $3,265,000 compared to the same quarter in 2006. Income from operations for the quarter ended April 30, 2007 increased 16% from $365,000 to $423,000 compared to the same quarter in 2006.

We are seeking to increase our revenues and, correspondingly, our net income by:

•	Encouraging our Brokers to focus on increasing member registrations and cash fee generating transaction volume.
•	Minimizing the barriers to join the Marketplace.
•	Increasing the benefits to members of participating in the Marketplace.
•	Expanding membership by targeting specific high demand industries.
•	Improving and enhancing our internet applications.
•	Adding new franchisees.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise noted)

Condensed Results
	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Revenue	$3,265	$3,419	$10,720	$11,140
Operating Expenses	2,842	3,054	9,474	10,185
Operating Income	423	365	1,246	955

Net interest	26	6	42	3
Gain on sales of offices	-	-	70	17
Gain on extinguishment of debt	-	-	-	81

Income before income tax	449	371	1,358	1,056

Income tax expense	189	126	526	359

Net income	$260	$245	$832	$697

Net income per common share:
Basic	$0.01	$0.01	$0.05	$0.04
Diluted	$0.01	$0.01	$0.05	$0.04

Average common and equivalent shares:
Basic	17,611	18,428	17,781	18,563
Diluted	17,966	18,588	18,161	18,737

Revenue for the quarter ended April 30, 2007 decreased by 5% to $3,265 from $3,419 during the same quarter in the prior year. We attribute this decrease primarily to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office.  Since August 1, 2006, thirteen ITEX and former BXI offices consolidated, thus reducing the number of brokers servicing members.  The number of overlapping members declined from 695 on August 1, 2006 to 210 on April 30, 2007.  Overlapping members pay association fees and transaction fees on both their ITEX and former BXI account.  Consolidation of an overlapping member's accounts from two to one account resulted in the net loss of an account that we previously had assessed association and transaction fees.  Additionally, in the first quarter of 2007, we sold selected assets of a former broker office.  This office generated $35 and $135 in the three and nine month periods ended April 30, 2006, respectively. In 2007, this office generated $22 in the first quarter and $0 in the second and third quarters.

Over the past three years, we have sustained our profitability while focusing our business model on cashless transaction processing and the support of our franchise network, acquiring a significant competitor, selling all of our corporate-owned offices, eliminating non-essential services, and paying off all long-term debt. We are providing excellent support to our Brokers in the Marketplace as demonstrated by the positive feedback we received in a Broker survey conducted in the third quarter of 2007. Presently, except for payables from routine operations, we are free of debt, maintaining our profitability, increasing our shareowners’ equity, and generating cash from operations. Our biggest challenge is to grow our revenues. For over a year, we have encouraged our Brokers to focus on two tasks: increase member registrations and increase cash fee generating transaction volume. At our annual convention in May 2006, we discussed how we could help Brokers free up their time so they could concentrate on these two major tasks. Since then, we have implemented the following changes.

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

During the second and third quarters of 2007, we retained outside technology and marketing firms to work on separate projects as part of a multi-faceted strategy to approach our potential revenue growth from different angles. One strategy considers the success of attracting new members and retaining existing members by utilizing our substantial Marketplace business member base to negotiate group discounts and benefits from nationally-recognized businesses. A second strategy considers increasing cash-based transaction volume by targeting certain high demand business segments that existing members have requested to participate in our Marketplace. A third strategy is aligning with business associations to refer and endorse our Marketplace in return for a finder’s fee.

In order to utilize the bargaining power of our 22 thousand Marketplace member businesses and their estimated 100 thousand employees, we announced our Executive Privileges Program to our Brokers on March 30, 2007. Subsequently, we added partnerships with several nationally recognized businesses. Our relationships differ from partner to partner and our primary focus is to provide added benefits to our Marketplace member businesses. We anticipate that these benefits will assist Brokers in retaining existing members and attracting new members. Financially, we earn a small fee on transactions with some partners while we pay a small fee on transactions with other partners. Overall, we do not expect the Executive Privileges Program to have a material direct effect on our financial statements. Instead, we anticipate that the program will have a long-term positive effect on our financial statements by expanding our Marketplace member base which should result in increased revenues.

As part of our strategy to target certain high demand business segments, in the third quarter we changed the entire look and feel of our website, www.itex.com. Our new website has a more casual, community approach conveying to our members the businesses that comprise the Marketplace and the benefits that come with their participation. To add to the community feel, we have expanded the member business profile section of our website to allow business owners to provide personal pictures and tell the Marketplace more about themselves. We believe that seeing the photograph of a business owner and sharing selected personal information will encourage other Marketplace businesses to conduct transactions with that business in our cashless trading community. In the fourth quarter, we intend to further promote the community feel in the Marketplace by adding other capabilities to the profile section of our website. We anticipate the overall community feel will be more attractive to our 22 thousand member businesses.

Additionally, we are developing specific microsites as auxiliary supplements to our main website. These microsites, which we intend to go live in the fourth quarter, will target specific business segments such as restaurants. In conjunction with their release, we intend to encourage our Brokers to focus their new member registration efforts on the businesses in their region fitting our targeted business segments. We hope that those businesses, previously unfamiliar with ITEX, will be attracted to the Marketplace as a result of our microsites specifically tailored to their business segments and the unique needs they may have. As with the Executive Privileges Program, we do not believe this strategy will have a direct impact on our financial statements but expect it will have the long-term benefit of expanding the Marketplace membership base, increasing transactions and, subsequently, revenues.

Income before income taxes increased $78 to $449 from $371 for the quarters ended April 30, 2007 and 2006, respectively. Net income for the same quarters increased $15 to $260 from $245. Earnings per share for the same quarters remained constant at $0.01 per share.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and nine month periods ended April 30, 2007 and 2006 with amounts expressed as a percentage of total revenues:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2007		2006		2007		2006
	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue	$3,265	100%	$3,419	100%	$10,720	100%	$11,140	100%

Costs and expenses:
Cost of Marketplace revenue	2,270	70%	2,502	73%	7,323	68%	7,912	71%
Salaries, wages and employee benefits	338	10%	330	10%	1,098	10%	932	8%
Selling, general and administrative	156	5%	153	4%	830	8%	1,136	10%
Depreciation and amortization	78	2%	69	2%	223	2%	205	2%
	2,842	87%	3,054	89%	9,474	88%	10,185	91%

Income from operations	423	13%	365	11%	1,246	12%	955	9%
Other income, net	26	1%	6	0%	112	1%	101	1%

Income before income taxes	449	14%	371	11%	1,358	13%	1,056	9%

Income tax expense	189	6%	126	4%	526	5%	359	3%

Net income	$260	8%	$245	7%	$832	8%	$697	6%

Marketplace Revenue

Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments. The following are the components of Marketplace revenue that are included in the consolidated statements of income:
	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Association fees	$961	$868	$2,954	$2,741
Transaction fees	2,275	2,417	7,627	8,076
Other fees	29	134	139	323
	$3,265	$3,419	$10,720	$11,140

Marketplace revenue decreased by $154 or 5% to $3,265 from $3,419 for the quarters ended April 30, 2007 and 2006, respectively. Marketplace revenue decreased by $420 or 4% to $10,720 from $11,140 for the nine month periods ended April 30, 2007 and 2006, respectively. Primarily, revenues decreased due to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to Brokers and expenses directly attributable to Brokers and the Marketplace. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:
	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Association fee commissions	$425	12%	$516	13%	$1,265	17%	$1,551	20%
Transaction fee commissions	1,765	48%	1,929	48%	5,746	77%	6,200	80%
Other Marketplace expenses	80	2%	57	1%	312	4%	161	2%
	$2,270	62%	$2,502	62%	$7,323	98%	$7,912	102%

Cost of Marketplace revenue decreased by $232 or 9% to $2,270 from $2,502 for the three month periods ended April 30, 2007 and 2006, respectively and decreased by $589 or 7% to $7,323 from $7,912 for the nine month periods ended April 30, 2007 and 2006, respectively. These decreases relate to declines in commissions which we calculate as a percent of revenue, conversion of former BXI brokers to lower ITEX commission structures, and other Marketplace related expenses.

The following shows the commissions separately as a percent of their related revenue:
	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Related Revenue	2006	% of Related Revenue	2007	% of Related Revenue	2006	% of Related Revenue
	(unaudited)				(unaudited)
Association fee commissions	$425	44%	$516	59%	$1,265	43%	$1,551	57%
Transaction fee commissions	1,765	78%	1,929	80%	5,746	75%	6,200	77%

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Salaries, wages and empoyee benefits	$338	10%	$330	10%	$1,098	10%	$932	8%

Salaries, wages and employee benefits expense increased by $8 or 2% to $338 from $330 for the quarters ended April 30, 2007 and 2006, respectively. Contributing to the increase was $26 related to stock grants in 2006 and 2005 offset by $12 in capitalized salaries for internal software development.

Salaries, wages and employee benefits expense increased by $166 or 18% to $1,098 from $932 for the nine month periods ended April 30, 2007 and 2006, respectively. Items contributing to the increase included: $74 related to stock grants in 2006 and 2005, $54 for increased salaries and wages, $25 for 401(k) matching expenses, and $18 for discretionary bonuses. These increases were partially offset by a decrease of $15 for employee recruitment.

Selling, General and Administrative

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Selling, general and administrative	$156	5%	$153	4%	$830	8%	$1,136	10%

Selling, general and administrative increased by $3 or 2% to $156 from $153 for the quarters ended April 30, 2007 and 2006, respectively. Items contributing to the increase included: $21 for legal and consulting expenses mostly relating to our Executive Privileges Program, $10 for Marketplace supplies, and $8 for advertising. These increases were partially offset by a decrease of $30 for bad debt expenses.

Selling, general and administrative decreased by $306 or 27% to $830 from $1,136 for the nine month periods ended April 30, 2007 and 2006, respectively. Primary contributors to this decrease include: $126 for bad debts expense, $97 for discretionary Broker related expenses, and $65 for legal and professional fees. These decreases were partially offset by an increase of $37 for rent and utilities in our new executive office space.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our membership list. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Depreciation and amortization	$78	2%	$69	2%	$223	2%	$205	2%

Depreciation and amortization increased by $9 or 13% to $78 from $69 for the quarters ended April 30, 2007 and 2006, respectively. Amortization of our membership list was $62 for each of the quarters ended April 30, 2007 and 2006, respectively. The remaining increase was due to added depreciation on fixed assets purchased in the twelve month period ended April 30, 2007.

Depreciation and amortization increased by $18 or 9% to $223 from $205 for the nine month periods ended April 30, 2007 and 2006, respectively. Amortization of our membership list was $187 for the nine month periods ended April 30, 2007 and 2006. The remaining increase was due to added depreciation on fixed assets.

Other Income

Comparative results are as follows:
	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Interest income	$26	1%	$29	1%	$71	1%	$151	1%
Interest expense	-	0%	(23)	-1%	(28)	0%	(151)	-1%
Gain on sale of offices, net	-	0%	-	0%	70	1%	17	0%
Gain on extinguishment of debt	-	0%	-	0%	-	0%	81	1%
Other	-	0%	-	0%	(1)	0%	3	0%
	$26	1%	$6	0%	$112	1%	$101	1%

Other income for the third quarter of 2007 was $26 as compared to $6 for the same quarter in 2006. Interest income in the third quarter includes $15 from short-term investments. The remaining interest income on notes receivable in the third quarter decreased by $18 due to declining principal balances on the notes. We had minimal interest expense of less than $1 in the third quarter because we utilized our line of credit one time for a short-term need.

Other income for the nine month period ended April 30, 2007 was $112 as compared to $101 for the same period in 2006. Interest income decreased in the 2007 period as compared with the 2006 period because of lower principal balances on notes receivable. Interest expense decreased in the 2007 period as compared with the 2006 period because of lower principal balances on our note payable. Other differences were caused by unique, unrelated gains on certain transactions.

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

Comparative results are as follows:

	Three Months Ended April 30,				Nine Months ended April 30,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(unaudited)				(unaudited)
Income before income taxes	$449	14%	$371	11%	$1,358	13%	$1,056	9%
Federal income tax rate	34%		34%		34%		34%
Federal tax expense	153	5%	126	4%	462	4%	359	3%
State tax expense	36	1%	-	0%	64	1%	-	0%
	$189	6%	$126	4%	$526	5%	$359	3%

FINANCIAL CONDITION (in thousands)

Our total assets were $10,733 and $10,663 at April 30, 2007 and July 31, 2006, respectively, representing an increase of $70 or 1%. This increase resulted primarily from an increase of $1,341 in cash and cash equivalents as we have continued to generate positive cash flow from operations while, in the third quarter of 2007, cash used by financing activities was net $0. This increase was substantially offset by a $528 reduction in corporate office receivables, our utilization of $462 of deferred tax assets, a $187 reduction of the BXI membership list from scheduled amortization, and a $284 decrease in net accounts receivable.

Accounts receivable balances, net of allowances of $371 and $317, were $807 and $1,091 as of April 30, 2007 and July 31, 2006, respectively. Comparative results are as follows:

	April 30, 2007 (Unaudited)	% of Gross Accounts Receivable	July 31, 2006	% of Gross Accounts Receivable
Gross accounts receivable	$1,178	100%	$1,408	100%
Less: allowance	371	31%	317	23%
Net accounts receivable	$807	69%	$1,091	77%

Gross accounts receivable decreased by $230 or 16% while net accounts receivable decreased by $284 or 26% because of an increase in the accounts receivable allowance. As of April 30, 2007, our accounts receivable balances were slightly older as compared with the balances at July 31, 2006. We increased our allowance accordingly. The allowance as a percent of accounts receivable was 31% and 23% for the periods ended April 30, 2007 and July 31, 2006, respectively. We have identified the member balances that primarily contributed to the deterioration of the aging of our accounts receivable and we have continued to address and resolve the causes.

Our total current liabilities were $2,052 and $2,285 at April 30, 2007 and July 31, 2006, respectively, representing a decrease of $233 or 10%. The decrease is due primarily to a decrease of $315 in the current portion of debt as of April 30, 2007 and a decrease of $104 in accrued litigation because, during the second quarter, we settled an outstanding legal claim. Offsetting this decrease was an increase in total commissions payable and accrued to brokers of $200.

As a result of the reduction in our liabilities and our continued profitability, our stockholders’ equity increased to $8,659 at April 30, 2007, compared to $7,968 at July 31, 2006. This was the eleventh consecutive quarter that we have increased stockholders’ equity. Over those eleven quarters, our stockholders’ equity has increased 30% on average per quarter.

Changes in cash were as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cash provided by operating activities	$577	$440	$1,944	$1,790
Cash provided by investing activities	33	41	442	47
Cash used by financing activities	-	(237)	(1,045)	(1,768)
Increase in cash	$610	$244	$1,341	$69

We have financed our ongoing operations over the last several years primarily with cash provided by operating activities. In the third quarter of 2007, we received $577 from operating activities. We used a portion of this cash to invest in revenue-generating solutions, primarily our Executive Privileges Program.

Our business model has proven to be successful in generating free cash flow from operating activities. For the past 14 out of 15 quarters, our operating activities have generated cash. During the third quarter, we invested in short-term, interest-bearing certificates of deposit which generated $15 in interest. Until we choose a long-term investment option, we will continue to invest our increasing cash balances in short-term, interest bearing certificates of deposit while looking for the best investments and uses of our cash. While most of our investment in revenue-generating solutions has been completed, we plan to continue to invest a small portion of available cash in outside consultants who are executing different strategies for us to increase our revenues. In the fourth quarter, we anticipate that our financial condition will remain stable and our operating activities with continue to generate cash. We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors or companies that have a subscription and/or transaction-based business-to-business model. We do not currently have debt, except for payables from routine operations. While we do have cash available, we do not expect that it would be adequate for the types of acquisitions we would consider. If we do pursue an appropriate acquisition, we may seek to finance a portion of the acquisition cost.

Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a significant impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the quarter ended April 30, 2007, our operating activities provided $577 compared to $440 provided from the same quarter in the prior year, a $137 or 31% increase. For the nine month period ended April 30, 2007, our operating activities provided $1,944 compared to $1,790 provided from the same nine month period in the prior year, a $154 or 9% increase. These fluctuations primarily reflect normal fluctuations in cash collected on accounts receivable and cash used for prepaid expenses.

Investing Activities

For the quarter ended April 30, 2007, our investing activities provided $33 in the current quarter compared to $41 in the same quarter of the prior year, a decrease of $8 or 20%. Net loan activity with our Brokers provided $80 in the current quarter compared to $70 in the same quarter of the prior year. Our earnout payment was $14 less than in the same quarter of the prior year. Finally, we spent $41 in the current quarter on the purchase of property and equipment, $25 of which related to the capitalized component of our revenue generating projects.

For the nine month period ended April 30, 2007, our investing activities provided $442 compared to $47 provided from the same nine month period in the prior year, an increase of $395. Primarily, this was because we received cash of approximately $435 in the first quarter relating to payments received from sales of offices.

Financing Activities

For the quarter ended April 30, 2007, cash used for our financing activities was net $0 compared to $237 used in the same quarter in the prior year. In the current quarter we focused on our revenue generating projects and did not pursue outside investments or other uses of our cash beyond short-term, interest bearing certificates of deposit.

For the nine month period ended April 30, 2007, our financing activities used $1,045 compared to $1,768 used in the same nine month period in the prior year, a $723 or 41% decrease. In the second quarter of 2007 we re-purchased 400 shares of common stock from a shareholder for $0.74 per share. In the first quarter of 2007 we made $749 in principal repayments to retire our note payable. In the second quarter of 2006, we repurchased 250 shares of common stock from a shareholder for $0.55 per share. In the nine month period ending April 30, 2006, we made $1,452 in principal repayments on various debts as compared to $749 in the comparable nine month period in 2007. Most of our financing activity over the past two years has been discretionary. With no long-term debt outstanding and fewer stock repurchase opportunities available, our cash used by financing activities has continued to decrease. We do not expect to use significant cash on financing activities in the near future.

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution with a maturity date of November 30, 2007. During the current quarter, we used this line of credit for a short-term cash need and incurred less than $1 interest before we repaid it in full. There is no outstanding balance as of April 30, 2007. We may utilize this credit facility for short-term needs in the future.

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

Our largest sources of revenues are transaction fees and association fees. We generally charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also generally charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction. Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, finance charges and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) through our Autopay System or by check. Currently, approximately 73% of member payments are made through EFT or by credit cards using the Autopay System. If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

As discussed below, we do not normally record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (see below, “Accounting for ITEX Dollar Activity”). Comparative results are as follows (in thousands):

ITEX Dollar Summary	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Sales	$1,106	$1,175	$3,415	$3,904
Purchases	1,096	1,283	3,522	3,832
Increase (decrease)	$10	$(108)	$(107)	$72

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

On April 30, 2007, we had NOLs of approximately $21,165 available to offset future taxable income. On an annual basis, usually in the fourth quarter, we assess the realizability of our available net operating loss carryforwards for future periods.

The deferred tax assets recorded at April 30, 2007 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly. We have also developed software to provide benefits and other services to our Brokers and members of the Marketplace. We account for qualifying costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs, including software in development meeting the criteria of SOP 98-1, are included as an element of property and equipment in the consolidated balance sheets.

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

On December 15, 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2008. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2009. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

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

We are working toward a goal of sustained profitability and have had profitable operations for the past sixteen quarters. We experienced significant revenue growth during 2006 from consolidating BXI operations and now are experiencing a decline in revenue as represented in the third quarter 2007 results. Apart from growth through acquisition, we seek to add to our revenues by increasing our per-member transactional volume, adding member businesses, increasing the number of new online listings and new business registrations, enhancing our payment processing technologies, continual investment in our technology infrastructure, expanding our product and service offerings, strategic acquisitions, minimizing the barriers to join the Marketplace and simplifying transactions with our Internet applications. In addition, in the second quarter of 2007, we initiated a multi-faceted strategy for revenue growth. We have retained outside consulting firms to work on separate projects. Each project approaches our potential revenue growth from different angles. We believe our Executive Privileges Program, launched in the third quarter of 2007, will attract new members and retain existing members by utilizing our 22,000 member base to negotiate group discounts and benefits from nationally recognized businesses and providing these to our Marketplace members. In the fourth quarter of 2007, we will begin our second strategy to attempt to increase cash fee generating transaction volume by creating specific, custom websites that target certain high demand business segments that existing members have requested to participate in our Marketplace. A third strategy is aligning with business associations to refer and endorse our Marketplace in return for a finder’s fee. We began these projects in the third quarter and will continue to refine them with a goal of seeing revenue growth in future quarters.

As part of our acquisition activities, we may finance a portion of the acquisition cost and, if debt financed, secure repayment by granting a security interest in our assets. However, we cannot assure you that we will be successful in our acquisition efforts or that financing for these endeavors will be available. Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to operate profitably which depends on many factors including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors including those discussed in the other risk factors set forth below.

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

Our success depends on our ability to expand, retain and enhance our Broker Network. We look to our Broker Network to enroll new Marketplace members, train them in the use of the ITEX system, facilitate business among members, provide members with information about Marketplace products and services and assure the payment of our dues and fees. Brokers have a contractual relationship with ITEX typically for a renewable three or five-year term. There can be no assurance that our Brokers will continue to participate in the Marketplace or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected. If our industry does not grow, becomes saturated with competitors, if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the Marketplace, the overall share of the market handled by our Broker Network could be reduced. Consequently our business operating results and financial condition may be materially adversely affected.

Dependence on the Value of Foreign Currency

We transact business in Canadian dollars as well as US dollars. In the nine month period ended April 30, 2007, approximately 7% of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no changes in our internal controls over financial reporting during our third quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 - Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 8, 2007, 40,000 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term. The aggregate total of 120,000 shares was valued at $0.69 per share, the closing share price on the day of grant. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

ITEX CORPORATION
(Registrant)

Date: May 30, 2007	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer