Form 10KSB
period 2007-07-31
ITEX CORP
filed 2007-10-02
CIK 860518

`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 - KSB

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2007.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to

Commission File Number 0-18275

ITEX CORPORATION
(Name of small business issuer in its charter)

Nevada	93-0922994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3326 160th Avenue SE, Suite 100, Bellevue, WA 98008-6418
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

1

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year $14,171,000

The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2007 was approximately $12,784,162 based upon 15,980,203 shares held by such persons and the closing bid price of $.80 as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 2, 2007, the Company had 17,918,632 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

2

ITEX CORPORATION

FORM 10-KSB

For The Fiscal Year Ended July 31, 2007

iii

PART I

Special Note Regarding Forward-Looking Statements

In addition to historical information, the discussion of our business contains forward-looking statements such as estimates, projections, statements relating to our business plans, objectives and expected operating results. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed in the section entitled “Risk Factors” following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (refer to Part II Item 6). Readers are cautioned not to place undue reliance on these forward-looking statements which reflect our expectations and assumptions only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”). We service our member businesses through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately 22,000 member businesses (our “members”) to trade goods and services valued at more than $270 million without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD”).

We maintain our executive offices at 3326 160th Avenue SE, Suite 100, Bellevue, Washington 98008-6418. Our telephone number is 425-463-4000. Our SEC reports can be accessed through the investor relations section of our website, www.itex.com. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Marketplace Transactions

The Marketplace provides a forum for our members to purchase from and sell their products and services to other members using our currency called “ITEX dollars” instead of USD. An ITEX dollar is an accounting unit used to record the value of transactions as determined by the members in the Marketplace. ITEX dollars are not intended to constitute legal tender, securities, or commodities and have no readily determinable correlation to USD. ITEX dollars may only be used in the manner and for the purpose set forth in the rules of the Marketplace. As described below, we issue, on a case by case basis, ITEX dollar credit lines to certain members. Members with positive ITEX dollar account balances or those within their ITEX dollar credit line may use available ITEX dollars to purchase products or services from other members and may sell their products or services to other members. Those members with negative ITEX dollar account balances are obligated to sell their products or services to other Marketplace members in order to offset their negative account balance.

We assist members in marketing their products and services through our Broker Network, newsletters, e-mail, on our website at www.itex.com and through other promotional means. Transactions are generally conducted by members directly but can be facilitated by our Brokers.

Businesses use our Marketplace to attract new customers, increase sales and market share, and to utilize unproductive assets, surplus inventory, or excess capacity. The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hotels, media, and other service related businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility. Selling these unused rooms for ITEX dollars is beneficial for both the traveler or buyer and the hotel or seller. The traveler receives a hotel room without spending USD and the hotel can use the ITEX dollars earned to purchase other products or services in the Marketplace.

In order to facilitate transactions, we may grant ITEX dollar credit lines to certain members. When considering an ITEX dollar credit line, we assess the financial stability of the member and the demand by others for the member’s product or service. Members without a line of credit may only use their ITEX dollars received from selling their product or service to purchase other products or services in the Marketplace.

For tax purposes, the Internal Revenue Service considers ITEX dollar sales to be equivalent to USD sales and ITEX dollar expenses to be equivalent to USD expenses. ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of our members and to the Internal Revenue Service (“IRS”), which we do electronically. The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns. The IRS requires all Form 1099-B recipients to report their ITEX dollars received (sales) as gross income on their tax returns. Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Broker Network

Brokers are independent contractors with respect to the Company. Combined, our corporate staff, Brokers and their staff, and outside contractors total more than 300 individuals supporting the Marketplace. Because we depend on a high rate of repeat business, the quality of broker interactions with members is an important element of our business strategy. Supporting and empowering our broker network is vital to our long term success. We develop strong, cooperative relationships with our Broker Network by providing training, marketing materials and programs, internet and computer-related support, incentive programs, and investments in Broker Network technology.

Our Brokers provide Marketplace members with information about products and services that are available locally, nationally and in Canada. Brokers do not typically have exclusive contractual rights to operate in a geographical area. Each Broker is responsible for enrolling new Marketplace members, training them in Marketplace policies and procedures, facilitating their transactions and assuring payment in USD of transaction fees, association fees and other fees to us. Members of the Marketplace have a direct contractual relationship with us. In turn, Brokers receive a commission in USD for a percentage of revenue collected from the members serviced by those Brokers.

Our franchise agreements and independent licensed broker contracts both provide for a five-year term unless we terminate the contract for cause as defined in the agreement. These agreements provide for subsequent five-year renewal terms as long as the franchisee or broker is not in breach of the agreement and is in compliance with our performance requirements, policies, and procedures then in place. Area Director contracts typically provide for a three-year term that is renewable if specified performance requirements are met. Area Director contracts may be terminated upon specified events of default.

Since early 2003, we have offered the sale of ITEX franchises to qualified individuals and entities. In addition, we have sought to renew all individual Broker contracts under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary. Through our franchisees, we distribute our services by licensing our business ideas and concepts while retaining legal ownership of those concepts and ideas, including our name and logos. Our franchise agreement grants a limited license and right to use and operate a recognizable ITEX outlet to the franchisee by utilizing our business system and proprietary marks. The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee. Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (e.g., termination, transfer, cancellation, and non-renewal) will be governed by state law. Refer to “Government Regulation” for more information.

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

Primarily, our revenues consist of transaction fees and association fees. Each operating cycle we charge ITEX members transaction fees in USD. For most Marketplace transactions that occur during the operating cycle, we charge both the buyer and seller in those transactions a USD fee computed as a percentage of the ITEX dollar value of the transaction. If a member pays their total operating cycle charges automatically by credit card or electronic funds transfer through our Preferred Member Autopay System (“Autopay System”), we charge a USD transaction fee of 5% to 6% of the ITEX dollar amount of their purchases and sales during the operating cycle. If a member pays their total operating cycle USD fees by check or otherwise, we charge a USD transaction fee of 7.5% of the ITEX dollar amount of their purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most member an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 99% and 97% of our total revenue in 2007 and 2006, respectively.

As of July 31, 2007 approximately 67% of members pay by electronic funds transfer or by credit cards using our Autopay System. To minimize both our members’ and our time, effort and expense as well as convert our receivables to USD more timely and efficiently, we continually strive to increase the percentage of members using our Autopay System through member incentives.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP). Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 7 - Financial Statements for a description of our accounting policies. As discussed in our critical accounting policies, due to the lack of readily determinable fair values and our ability to control and manipulate ITEX dollars, we do not recognize our Marketplace revenues or expenses of ITEX dollars on our financial statements. We recognize ITEX dollars as required by the Internal Revenue Service for income tax reporting purposes. We account for ITEX dollar transactions and USD fee assessments in statements to members and Brokers. The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives. Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and Brokers. We expend an immaterial amount of ITEX dollars for certain ITEX operating expenses.

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in the United States and Canada. We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o
An ever expanding variety of products, services and member benefits. In order to utilize the bargaining power of our 22,000 Marketplace member businesses and their estimated 100,000 employees, we announced our Executive Privileges Program (“EPP”) to our Brokers on March 30, 2007. Subsequently, we added partnerships with nationally recognized businesses. Our relationships differ from partner to partner and our primary focus is to provide added benefits to our Marketplace member businesses. The goal of EPP is to identify and provide needed services for small businesses, assisting them in being a successful enterprise. We anticipate that these benefits will assist Brokers in retaining existing members and attracting new members. Financially, we earn a small fee on transactions with some partners while we pay a small fee on transactions with other partners. Overall, we do not expect the EPP to have a material direct effect on our financial statements. Instead, we anticipate that the program will have a long-term positive effect on our operations by expanding our Marketplace member base which should result in increased revenues.

o
A system that enables members to execute and track transactions in the Marketplace. We have internally developed an industry exclusive, comprehensive, customer relationship management and payment processing software called “TEAM.” This online software solution provides members, Brokers and our management team with enhanced information systems and marketing tools. We plan to continue to enhance our TEAM software.

We have developed and continue to upgrade and enhance our technologically advanced multi-channel payment system that provides efficient internet access to ITEX members and our Broker Network. These upgrades and enhancements in computer and communications technology provide Brokers and members with additional tools and more effective computer applications to more easily engage in “real-time” transactions.

o
A community where members can meet and feel comfortable with other members. In the third quarter of 2007, we upgraded the entire look and feel of our entire website, www.itex.com. Our new website has a more casual, community approach conveying to Marketplace members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. To add to the community feel, we expanded the member business profile section of our website to allow business owners to provide personal pictures, tell the Marketplace more about themselves and communicate with other member businesses via blogs. We believe that seeing the photograph of a business owner and sharing selected personal information will differentiate them from other businesses, encouraging other member businesses to conduct transactions with them in the Marketplace.

Additionally, we are developing specific microsites as auxiliary supplements to our main website. These microsites will target specific high demand business segments that existing members have requested to participate in our Marketplace, such as restaurants, hospitality and professional services. In conjunction with their release, we intend to encourage our Brokers to focus their new member registration efforts on the businesses in their region fitting our targeted business segments. We hope that those businesses, previously unfamiliar with ITEX, will be attracted to the Marketplace as a result of viewing our microsites specifically tailored to their business segments and the unique needs they may have.

o
More regions in which to trade by increasing the size and effectiveness of our Broker Network. To attract new franchisees and increase the trade regions covered by the Marketplace, in the second quarter of 2007 we upgraded and expanded the franchise portion of our website, www.itex.com. We identified target markets, provided added detail about our company and business model, and allowed potential franchisees to calculate sample financial forecasts. We anticipate this will facilitate the addition of new franchisees to the Marketplace.

Subsequent to July 31, 2007, we acquired certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6) and significantly expanded our presence in six U.S. regions, four of which were previously not served by existing Brokers. The approximately two thousand member businesses brought a variety of new products and services to the Marketplace.

o
Excellent customer service by the Broker Network and our corporate office. We continually provide training and support for new and existing Brokers and refine our franchisee and Broker operating manuals and related support materials. Additionally, we hold an annual convention and several regional meetings where we discuss and attempt to find solutions for current issues and proactively plan for future enhancements and benefits to our Trading Community. In the fourth quarter of 2007, we engaged the services of a national sales manager who is working with Brokers to implement various strategies and methods for obtaining new members.

Members

The Marketplace has approximately 22,000 members in the United States and Canada. The majority of members are business owners with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:
•	Attract new customers
•	Increase sales and market share
•	Add new channels of distribution
•	Utilize unproductive assets, surplus inventory or excess capacity

Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members. The following is a representative example of a transaction:

A dentist wants to remodel her office. Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $1,500 ITEX dollars. The dentist has ITEX dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the Marketplace, in exchange for ITEX dollars. These other members originally acquired ITEX dollars by providing services for other Marketplace members.

Sales, Marketing and Transactions

Sales

The primary function of new member enrollment is to grow and retain the Marketplace member base and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base. Our Brokers contact prospective members to market the benefits of joining the Marketplace. In addition, Brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members. We offer a Member Referral Program that provides incentive awards and discounted fees to existing members that refer new qualified members to the Marketplace.

Marketing

Our marketing strategy is to promote our Membership Trading Community brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business. Our marketing efforts include a program of support and education for our members and Brokers in addition to continual upgrades and features of our website, www.itex.com. New tools for Brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message. To promote the Marketplace, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means. In addition, we pursue strategic affiliations with companies with access to potential small business members.

Transactions

Our Brokers focus on maximizing transaction volume and maximizing the ITEX dollar amount per transaction. Brokers facilitate transactions between members by identifying their needs and making them aware of products and services available in the Marketplace that could fulfill those needs. Brokers actively market products and services available to and from the members they service on our ITEX website and pursue potential member businesses by introducing them to the Marketplace.

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

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

•	Reporting - Brokers, corporate management and accounting personnel are provided with a number of reports allowing for a comprehensive analysis of various aspects of the Marketplace.

We take the steps necessary to ensure the adequate security of our hardware and software systems including monitoring and correcting outside intrusions and attacks. Our technologies are co-hosted in Washington and Idaho and we perform full back-ups every 24 hours. We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by continually updating hardware and enhancing our software with new, internally developed programs and functionalities.

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

There are several hundred independently owned Exchanges in the United States and Canada. We believe that growth in our industry has been relatively stagnant in recent years with most revenue growth driven by consolidation.

Competition

We have three primary competitors: Exchanges, internet distribution channels, and private label payment cards. We believe that we are the Exchange leader in the United States and Canada based on reported USD revenues, participating member businesses, the number of payments processed, regions served, and completed transactions of a single, non-USD currency. After ITEX, the next largest Exchange is International Monetary Systems, Ltd.

Internet distribution channel competitors include eBay, Travelocity, Priceline, and Overstock.com. Similar to our Marketplace, these companies provide distribution channels to move excess or surplus inventory. The greater the number of avenues to move excess inventory, the more competitive it is to attract businesses to trade their inventory in our Marketplace. We also compete with these companies through price and brand name awareness.

Private labeled, network branded, payment and incentive cards, such as Card USA, Galileo Processing and Springbok Services compete with us by providing a branded solution for local distribution or sales channels and the ability to create in-kind payment solutions.

While we are currently providing a single small business service, a unique sales and distribution channel via our Marketplace, we may expand to other small business services. In that case, we would face competition from other small business service providers.

We compete primarily on a service basis, including the number of products and services available in the Marketplace and the liquidity of ITEX dollars. We expect to encounter competition in our efforts to expand our Marketplace. In addition to existing Exchanges, new, smaller competitors can launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of members is necessary to offer a quality Exchange. We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in TEAM. Ultimately, we believe these elements create a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive Exchange successful. Regardless, our competitors could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have. Such companies would be strong competitors if they decided to develop a focused business effort in our industry.

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

We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base. Our ability to compete successfully will depend on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our Brokers, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies. However, we cannot assure you that we will be able to compete successfully, that competitors will not develop competing technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services or develop new products or services to meet our members’ needs. Increased competition, price or other circumstances, could result in erosion of our market share and may require price reductions and increased spending on marketing and product development to remain competitive. Increased competition for our products and services could have a materially adverse effect on our results of operations, cash flows or financial condition.

Government Regulation

Along with our Brokers, we are subject to various federal, state and local laws, regulations and administrative practices affecting our businesses. These include the requirement to obtain business licenses, withhold taxes, remit matching contributions for our employees’ social security accounts, and other such legal requirements, regulations and administrative practices required of businesses in general. We are a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) and we are required to account for and report annually to the IRS the total ITEX dollar sales transactions of each member in our Marketplace.

It is the legal responsibility of our Brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act. Our Brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network. However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network. For example, our contractual relationship with a Broker could be subject to challenge to determine whether an individual is an independent contractor or an employee for purposes of the Fair Labor Standards Act or state equivalents. Under various agency positions, we could potentially be found liable for the conduct of our independent contractors in a situation where that contractor has caused injury to a third party. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. Many states broadly view the requirements of what constitutes a franchise and, consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation. There is a risk that one or more of our non-franchise business relationships could be deemed to constitute a franchise. An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or be certain that equivalent products or services will not be marketed in competition with our products thereby substantially reducing the value our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

As of July 31, 2007, we had 18 full-time equivalent employees. From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, accounting or administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Bellevue, Washington, where we currently lease approximately 7,035 square feet. The lease expires on April 30, 2010. There is no renewal option. We believe that our current facilities are adequate and suitable for their current use. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 7 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements”, Item 7 - Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended July 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

Fiscal Year Ended July 31,	2007		2006
	High	Low	High	Low
First Quarter	$0.97	$0.47	$1.15	$0.34
Second Quarter	$0.85	$0.64	$0.69	$0.55
Third Quarter	$0.81	$0.67	$0.81	$0.51
Fourth Quarter	$0.84	$0.68	$0.63	$0.52

This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

There were approximately 894 holders of record of our common stock as of July 31, 2007. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the quarter ended July 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
5/01/07 - 5/31/07	37,500	$0.69	-	-
6/01/07 - 6/30/07	-	-	-	-
7/01/07 - 7/31/07	-	-	-	-

(1) We purchased 37,500 shares of our common stock from a stockholder in a privately negotiated transaction.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes. It helps provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition.

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America. Through our independent licensed broker and franchise network (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a marketplace for cashless business transactions with 22,000 member businesses (the “Marketplace”), where products and services are exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper of our members’ transactions. At July 31, 2007, our Broker Network was comprised of approximately 95 Brokers. Our business services and payment systems enable more than $270 million per year in ITEX dollar transactions to be processed in the Marketplace. We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, for example, all references to “2007” are for the period from August 1, 2006 to July 31, 2007, “2006” for August 1, 2005 to July 31, 2006, etc.). We report our results as of the last day of each calendar month (“accounting cycle”).

Our Marketplace revenues decreased 2% from $3,506,000 to $3,451,000 for the fourth quarter ended July 31, 2007 compared to 2006. For the year ended July 31, 2007 compared to 2006, our Marketplace revenues decreased 3% from $14,646,000 to $14,171,000. We are seeking to increase our revenues and, correspondingly, our net income by:
• Encouraging our Brokers to focus on increasing member registrations and cash fee generating transaction volume.
• Enhancing Marketplace product and services offerings and member benefits in order to expand membership.
• Expanding membership by targeting specific business segments and developing corresponding microsites.
• Improving and enhancing our internet applications and web-based communication between members.
• Enabling members to more easily execute buy and sell transactions.
• Adding new franchisees.
• Acquiring new Exchanges to broaden the effectiveness of the Marketplace and increase trade regions throughout the United States.

We had net operating loss carryforwards of approximately $21.2 million at the beginning of 2007, of which we used $687,000 during the year to offset taxable income. During the fourth quarter of 2007, we concluded that it was more likely than not that additional net operating loss carryforwards would result in realizable deferred tax assets. Accordingly, we recorded a $4.995 million deferred tax asset on the 2007 balance sheet for periods beyond 2007. Of our net operating loss carryforwards, approximately $19.362 million remains available to offset future taxable income.

On August 1, 2007, we expanded the Marketplace by acquiring certain assets of a commercial trade exchange network from The Intagio Group, Inc., a Delaware corporation (“Intagio”). The acquisition added approximately 2,000 members. The purchase price was (i) cash in the amount of $2,000,000, (ii) a secured promissory note in the aggregate principal amount of $1,136,961, and (iii) if and to the extent we achieve certain revenue targets during the four fiscal quarters beginning August 1, 2008, additional cash payments totaling up to $150,000. We also assumed certain liabilities of less than $30,000.

We utilized $1.7 million of our cash reserves and financed the balance of the purchase price by borrowing $300,000 under our Revolving Credit Agreement with U.S. Bank and by issuing an 8.0% subordinated secured promissory note (“Note”) to Intagio in the aggregate principal amount of $1,136,961 due August 31, 2010. The Note is a secured obligation and ranks senior to all of our other obligations, except that the Note is subordinated to the U.S. Bank debt. Principal and interest on the Note is payable in twenty-four equal monthly installments of $51,422 payable on the last day of each calendar month commencing on August 31, 2007. As of the date of this report, we had repaid the $300,000 balance on our line of credit in full and there is no balance outstanding.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Quarter Ended		Year Ended
	July 31,		July 31,
	2007	2006	2007	2006

Marketplace revenue	$3,451	$3,506	$14,171	$14,646
Costs and expenses	3,192	3,120	12,666	13,305
Income from operations	259	386	1,505	1,341
Other income - net	44	16	156	117
Income before income taxes	303	402	1,661	1,458
Income tax benefit	(3,369)	(2,334)	(2,843)	(1,975)
Net income	$3,672	$2,736	$4,504	$3,433

Net income per common share
Basic	$0.21	$0.15	$0.25	$0.19
Diluted	$0.20	$0.15	$0.25	$0.18

Marketplace revenue for year ended July 31, 2007, decreased by 3% to $14,171 from $14,646 during the prior year. We attribute this decrease primarily to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office. Since August 1, 2006, thirteen ITEX and former BXI offices consolidated. The number of overlapping members declined from 695 on August 1, 2006 to 159 on July 31, 2007. Overlapping members pay association fees and transaction fees on both their ITEX and former BXI account. Consolidation of an overlapping member's accounts from two to one account resulted in the net loss of an account that we previously had assessed association and transaction fees. Additionally, in the first quarter of 2007, we sold selected assets of a former broker office. This office generated $35 and $170 in the fourth quarter of 2006 and the year ended July 31, 2006, respectively. In 2007, this office generated $22 in the first quarter and $0 in the remaining quarters of 2007.

Income before income taxes for the year ended July 31, 2007 was $1,661, an increase of $203 or 14% from income before income taxes in 2006 of $1,458. We attribute this increase primarily to conversion of former BXI commission plans to ITEX commission plans. During 2006 and continuing into 2007, we converted some Brokers to lower Association fee commission structures. This resulted in costs of Marketplace revenue, primarily composed of commissions, as a percent of Marketplace revenue of 68% in 2007 as compared to 70% in 2006.

Net income for the fourth quarter of 2007 included income before income taxes of $303 compared to $402 for the fourth quarter of 2006. This decrease of $99 is primarily due to legal fees and outside services to support revenue generating ideas during the quarter.

Basic income per common share for the year ending July 31, 2007 and 2006 was $0.25 and $0.19, respectively, while diluted earnings per common share was $0.25 and $0.18 for 2007 and 2006, respectively. In both years, income per common share was positively and significantly affected by income tax benefits resulting from reassessments of valuation allowances on available operating loss carryforwards for tax purposes.

Selected Quarterly Financial Results

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Marketplace revenue	3,790	3,665	3,265	3,451	14,171
Income from operations	295	528	423	259	1,505

Net cash flows from operating activities	944	423	577	113	2,057

Total stockholders' equity	8,229	8,376	8,659	12,330

Year ended July 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Marketplace revenue	3,714	4,007	3,419	3,506	14,646
Income from operations	275	315	365	386	1,341

Net cash flows from operating activities	865	485	440	46	1,836

Total stockholders' equity	5,157	5,399	5,485	7,968

Over the past four fiscal years, we have sustained our profitability and net cash flows from operating activities by focusing our business model on cashless transaction processing and the support of our Broker Network. Additionally, we acquired a significant competitor, sold all of our corporate-owned offices, eliminated non-essential services, and paid off all long-term debt. We continue to provide excellent support to our Brokers in the Marketplace as demonstrated by positive feedback we received in a Broker survey conducted in the third quarter of 2007. As of July 31, 2007, except for payables from routine operations, we were free of debt, maintaining our profitability, increasing our stockholders’ equity, and generating positive cash flows from operating activities. In the past four fiscal years, we have grown our revenues by approximately 34% primarily by acquisitions. However, our biggest challenge is to organically grow our revenues. For over a year, we have encouraged our Brokers to focus on two tasks: increase member registrations and increase cash fee generating transaction volume. At our annual convention in May 2006 and then again in May 2007, we discussed how we could help Brokers free up their time so they could concentrate on these two major tasks. Since then, we have implemented the following changes.

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

In order to utilize the bargaining power of our Marketplace member businesses and their estimated 100 thousand employees, we announced our Executive Privileges Program (“EPP”) to our Brokers on March 30, 2007. Subsequently, we added partnerships with nationally recognized businesses. Our relationships differ from partner to partner and our primary focus is to provide added benefits to our Marketplace member businesses. We anticipate that these benefits will assist Brokers in retaining existing members and attracting new members. Financially, we earn a small fee on transactions with some partners while we pay a small fee on transactions with other partners. Overall, we do not expect the EPP to have a material direct effect on our financial statements. Instead, we anticipate that the program will have a long-term positive effect on our operations by expanding our Marketplace member base which should result in increased revenues.

As part of our strategy to target certain high demand business segments, we changed the look and feel of our website, www.itex.com. Our new website has a more casual, community approach conveying to our members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. To add to the community feel, we expanded the member business profile section of our website to allow business owners to provide personal pictures and tell the Marketplace more about themselves. We believe that seeing the photograph of a business owner and sharing selected personal information will differentiate them from other businesses, encouraging other member businesses to conduct transactions with them in the Marketplace. In the fourth quarter, we further promoted the community feel in the Marketplace by adding other capabilities to the profile section of our website. We anticipate the overall community feel will be more attractive to our 22 thousand member businesses.

Additionally, we are developing specific microsites as auxiliary supplements to our main website. These microsites will target specific high demand business segments such as restaurants, hospitality and professional services. In conjunction with their release, we intend to encourage our Brokers to focus their new member registration efforts on the businesses in their region fitting our targeted business segments. We hope that those businesses, previously unfamiliar with ITEX, will be attracted to the Marketplace as a result of viewing our microsites specifically tailored to their business segments and the unique needs they may have. As with the EPP, we do not believe this strategy will have a direct impact on our financial statements but expect it will have the long-term benefit of expanding the Marketplace membership base, increasing transactions and, subsequently, revenues.

Subsequent to July 31, 2007, we acquired certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6) including a membership list of approximately two thousand member businesses which increased our Marketplace to approximately 24 thousand member businesses. These new member businesses are located predominantly in six regions in the United States, four of which were previously not served by existing Brokers. After this acquisition, we sold three of the new regions to two existing Brokers in two separate transactions. The remaining three new regions, Cleveland, Chicago and San Francisco will be corporate owned and managed by our own employees. We intend to implement certain commission structures, test new ancillary charges and pursue other strategies in order to increase revenues in these regions. If successful in increasing revenues, we intend to use the three corporate regions as a model for our Brokers.

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2007 and 2006, with amounts expressed as a percentage of total revenues:

	Quarters Ended July 31,				Years Ended July 31,
	2007		2006		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue	$3,451	100%	$3,506	100%	$14,171	100%	$14,646	100%

Costs and expenses:
Cost of Marketplace revenue	2,337	68%	2,388	68%	9,660	68%	10,299	70%
Salaries, wages and employee benefits	350	10%	366	10%	1,448	10%	1,298	9%
Selling, general and administrative	427	12%	296	8%	1,257	9%	1,433	10%
Depreciation and amortization	78	2%	70	2%	301	2%	275	2%
	3,192	92%	3,120	89%	12,666	89%	13,305	91%

Income from operations	259	8%	386	11%	1,505	11%	1,341	9%
Other income, net	44	1%	16	0%	156	1%	117	1%

Income before income taxes	303	9%	402	11%	1,661	12%	1,458	10%

Income tax benefit	(3,369)	-98%	(2,334)	-67%	(2,843)	-20%	(1,975)	-13%

Net income	$3,672	106%	$2,736	78%	$4,504	32%	$3,433	23%
Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments. The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Transaction fees	$2,399	70%	$2,494	71%	$10,020	71%	$10,570	72%
Association fees	1,005	29%	945	27%	3,960	28%	3,686	25%
Other marketplace fees	47	1%	67	2%	191	1%	390	3%
	$3,451	100%	$3,506	100%	$14,171	100%	$14,646	100%

Marketplace revenue decreased by $55 or 2% for the fourth quarter ended July 31, 2007 compared to 2006 and decreased by $475 or 3% for the year ended July 31, 2007 compared to 2006. We attribute this decrease primarily to the consolidation of broker offices after the acquisition of BXI, the reduction of members who had accounts in both the ITEX and BXI marketplaces (“overlapping members”) and the sale of selected assets of one former franchise office. Since August 1, 2006, thirteen ITEX and former BXI offices consolidated. The number of overlapping members declined from 695 on August 1, 2006 to 159 on July 31, 2007. Overlapping members pay association fees and transaction fees on both their ITEX and former BXI account. Consolidation of an overlapping member's accounts from two to one account resulted in the net loss of an account that we previously had assessed association and transaction fees. Additionally, in the first quarter of 2007, we sold selected assets of a former broker office. This office generated $35 and $170 in the fourth quarter of 2006 and the year ended July 31, 2006, respectively. In 2007, this office generated $22 in the first quarter and $0 in the remainder of 2007. Our plans to increase revenue during 2007 are discussed in the previous section under “Condensed Results.”

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to Brokers and expenses directly attributable to Brokers and the Marketplace. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Transaction fee commissions	$1,832	53%	$1,868	53%	$7,579	53%	$8,068	55%
Association fee commissions	424	12%	467	13%	1,688	12%	2,018	14%
Other Marketplace expenses	81	2%	53	2%	393	3%	213	1%
	$2,337	68%	$2,388	68%	$9,660	68%	$10,299	70%

    Cost of Marketplace revenue decreased by $51 or 2% to $2,337 from $2,388 for the fourth quarter of 2007 and 2006, respectively and decreased by $639 or 6% to $9,660 from $10,299 for the year ended July 31, 2007 and 2006, respectively. These decreases primarily relate to conversions of former BXI brokers to lower ITEX association fee commission structures.

The following shows the commissions separately as a percent of their related revenue:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Related Revenue	2006	% of Related Revenue	2007	% of Related Revenue	2006	% of Related Revenue
Transaction fee commissions	$1,832	76%	$1,868	75%	$7,579	76%	$8,068	76%
Association fee commissions	424	42%	467	49%	1,688	43%	2,018	55%

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits, temporary services and other personnel related items. Comparative results are as follows:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Salaries, wages and employee benefits	$350	10%	$366	10%	$1,448	10%	$1,298	9%

Salaries, wages and employee benefits for the fourth quarter of 2007 decreased by $16 or 4% to $350 from $366 as compared with the same quarter in 2006. This decrease was primarily due to a reduction of $22 in outside temporary services. In the fourth quarter of 2006, we had a temporary employee covering for a full time employee who was on maternity leave.

Salaries, wages and employee benefits for 2007 increased by $150 or 12% to $1,448 from $1,298 as compared with 2006. This increase was primarily due to an increase of $93 in stock based compensation as a result of stock grants to key employees. Additionally, salaries and wages increased by $51 due to certain promotions and general cost of living adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Selling, general and administrative expenses	$427	12%	$296	8%	$1,257	9%	$1,433	10%

Selling, general and administrative increased by $131 or 44% to $427 from $296 for the fourth quarter of 2007 as compared to the fourth quarter of 2006. This increase was primarily due to a $103 increase in legal expenses related to certain pending litigation. Additionally, we increased outside services by $41 to support various revenue generating efforts.

Selling, general and administrative decreased by $176 or 12% to $1,257 from $1,433 for 2007 as compared to 2006. Primary contributors to this decrease include: $120 for bad debts expense, $113 for discretionary Broker related expenses and $73 for professional services. These decreases were partially offset by an increase of $99 for legal expenses, $60 for outside services and $49 for rent and utilities in our new executive office space.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our membership list. Comparative results are as follows:

	Fourth Quarter Ended July 31,				Year Ended July 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Depreciation and amortization	$78	2%	$70	2%	$301	2%	$275	2%

Depreciation and amortization increased by $8 or 11% to $78 from $70 for the fourth quarter of 2007 as compared to the fourth quarter of 2006. Amortization of our membership list was $62 for the fourth quarter of both 2007 and 2006. The increase was due to added depreciation on fixed assets purchased during 2007.

Depreciation and amortization increased by $26 or 9% to $301 from $275 for 2007 as compared to 2006. Amortization of our membership list was $249 in 2007 and 2006. The increase was due to added depreciation on fixed assets purchased during 2007.

Other Income

Other income includes interest received on notes receivable and promissory notes, certain one-time gains and offsetting interest expense on notes payable, primarily our $1.3 million promissory note from U.S. Bank obtained on July 29, 2005. Comparative results are as follows:

	2007	% of Total Revenue	2006	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
Other Income	$44	1%	$16	0%	$156	1%	$117	1%

Other income for the fourth quarter of 2007 increased by $28 or 175% to $44 as compared to $16 for the same quarter in 2006. The increase is partly caused by a $10 gain on a sale of an investment with a book value of $0. Also, the fourth quarter of 2006 included interest expense of $18 as compared with $0 in the fourth quarter of 2007.

Other income for 2007 increased by $39 or 33% to $156 as compared to $117 for the same period in 2006. The increase is primarily caused by a net interest increase of $60 offset by net decreases of $30 on various one-time non-operational transactions.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2007 and 2006, respectively, we utilized $2,262 and $1,436 of our available NOLs. As of July 31, 2007, we have approximately $19,362 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter ended July 31, 2007, we performed an assessment of our available NOLs because of an additional year of increased profitability and our anticipated purchase of an additional membership list which was completed subsequent to July 31, 2007 on August 1, 2007. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs and increased deferred tax assets by $3,499 to $7,349 as of July 31, 2007. As of July 31, 2007, we have no valuation allowance on available Federal NOLs.

We acquired BXI by merging BXI into our wholly-owned subsidiary, BXI Acquisition Sub, Inc., a Delaware corporation. The transaction was structured as a taxable reverse triangular merger, a merger treated for tax purposes as a taxable stock purchase. The tax impact on ITEX as of the date of acquisition includes the limited use (annual limit of approximately $172) of BXI’s NOLs of approximately $2,163 and tax deductible goodwill of $2,594 with annual tax basis amortization of $275, subject to restrictions imposed by applicable tax law. For our current estimate of the deferred tax benefits to be utilized in future periods beyond 2007 attributable to the utilization of this NOL, refer to Note 10, “Income Taxes” included in the “Notes to Consolidated Financial Statements”, Item 7 - Financial Statements.

FINANCIAL CONDITION

Our total assets were $14,304 and $10,663 at July 31, 2007 and 2006, respectively, representing an increase of $3,641 or 34%. This increase resulted primarily due to our reassessment of the reserve on available NOLs resulting in an increase in short-term and long-term deferred tax assets. The increase was offset, to a lesser extent, by accumulated amortization of the membership list acquired from BXI. We have continued to generate positive cash flows from operations. Our cash and cash equivalents totaled $1,753 and $314 as of July 31, 2007 and 2006, respectively, representing an increase of $1,439, or 458%. Our cash flow activity is described in more detail in the table below.

Accounts receivable balances, net of allowances of $265 and $317, were $1,113 and $1,091 as of July 31, 2007 and 2006 respectively, representing a decrease of $22 or 2%.

	July 31, 2007	% of Gross Accounts Receivable	July 31, 2006	% of Gross Accounts Receivable
Gross accounts receivable	$1,378	100%	$1,408	100%
Less: allowance	265	19%	317	23%
Net accounts receivable	$1,113	81%	$1,091	77%

Gross accounts receivable decreased by $30 or 2% while net accounts receivable increased by $22 or 2% because of a decrease in the accounts receivable allowance. The decrease in the accounts receivable allowance in 2007 as compared to 2006 is the result of better collections, resulting in fewer amounts in various aging categories as of July 31, 2007 and 2006, respectively.

Our total current liabilities were $1,954 and $2,285 at July 31, 2007 and 2006, respectively, representing a decrease of $331 or 14%. The decrease is due primarily to a decrease of $315 in the current portion of debt.

As a result of the reduction in our liabilities and our continued profitability, our stockholders’ equity increased by $4,362 or 55% to $12,330 at July 31, 2007, compared to $7,968 at July 31, 2006. This was the fifteenth out of sixteen quarters that we have increased stockholders’ equity. We increased our stockholders’ equity by 22%, on average, every quarter for the last sixteen quarters.

Total liabilities were $1,973 and $2,695 at July 31, 2007 and 2006, respectively, representing a decrease of $722 or 27%. This decrease was primarily attributable to our repayment of $725 of notes payable.

As of July 31, 2007, approximately 67% of member payments are made through electronic funds transfer or by credit cards using the Preferred Member Autopay system (“Autopay System”). In order to obtain full payment within days of billing, we will continue our attempts to increase the percentage of participation in the Autopay System during 2008 and beyond through various incentive programs.

The change in cash and cash equivalents is as follows:

	Year Ended July 31,
	2007	2006
Net cash provided by operating activities	$2,057	$1,836
Net cash provided by investing activities	453	27
Net cash used in financing activities	(1,071)	(2,118)
Increase (decrease) in cash and cash equivalents	$1,439	$(255)

We have financed our liquidity needs over the last two years primarily through cash flow generated from operations. Net cash provided by operating activities was $2,057 for the year ended July 31, 2007 compared with $1,836 in 2006. During 2007, we used this cash for routine operating expenses, debt re-payments, to re-purchase 438 shares of ITEX stock and to increase our cash balances by $1,439 to $1,753 as of July 31, 2007. Subsequent to the fiscal year end, we utilized $1,700 of our cash to acquire certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6.)

As part of our contemplated future expansion activities we may continue seeking to acquire certain competitors or other business to business enterprises. We do not expect that our current working capital would be adequate for this purpose and we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $1,000 line of credit facility from our primary banking institution, U.S. Bank, which expires November 30, 2007. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. There was no outstanding amount under this line of credit as of July 31, 2007. Subsequent to July 31, 2007, we utilized $300 of this line of credit as partial financing of the acquisition of certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6.) As of the date of this report, we had repaid the $300 balance on our line of credit in full and there is no balance outstanding. In the first quarter of 2008, we intend to seek to renew this facility for an additional one year term. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Since inflation of the U.S. dollar has been moderate in recent years, inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2007 and 2006:

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	944	423	577	113	2,057
Net cash provided by (used in) investing activities	451	(42)	33	11	453
Net cash used in financing activities	(749)	(296)	-	(26)	(1,071)

Year ended July 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	865	485	440	46	1,836
Net cash provided by (used in) investing activities	(29)	35	41	(20)	27
Net cash used in financing activities	(210)	(1,321)	(237)	(350)	(2,118)

Operating Activities

During the year ended July 31, 2007, net cash provided by operating activities was $2,057 compared with $1,836 in 2006, an increase of $221 or 12%. We have had positive net cash provided by operating activities for thirteen of the past fifteen quarters. As described above, for each calendar year, we divide our operations into thirteen four-week billing and commission cycles. The thirteenth operating cycle usually occurs in the fourth quarter of each year. While the first three quarters usually have three payroll and commission periods, the fourth quarter usually has four periods. This results in decreased net cash provided by operating activities in the fourth quarter. In the fourth quarter of 2007 and 2006, however, net cash provided by operating activities remained positive.

Investing Activities

During the year ended July 31, 2007, net cash provided by investing activities was $453 compared with $27 during 2006. The increase resulted primarily from payments on notes and loans receivable offset to a lesser extent by advances on additional loans.

Financing Activities

During the year ended July 31, 2007, net cash used by financing activities was $1,071 compared with $2,118 during 2006. We used cash to re-pay our debt and to re-purchase 438 and 1,050 shares of ITEX stock in 2007 and 2006, respectively.

In order to partially fund the acquisition of BXI, on June 30, 2005, we borrowed $1.3 million from U.S. Bank. The promissory note issued to U.S. Bank to evidence the borrowing (“Bank Note”) provided for a $1.3 million term loan, bearing interest at an annual rate of 6.48%. Principal and interest were payable in 47 monthly installments of approximately $31 each beginning August 5, 2005 and maturing on July 5, 2009. Our obligations under the Bank Note were secured by security interests in our accounts receivable, general intangibles, and all inventory and equipment. The Bank Note could be prepaid at any time and we made optional prepayments of principal of $250 and $697 in the second quarter of 2006 and the first quarter of 2007, respectively, before paying off the outstanding principal balance and related interest in full in the first quarter of 2007.

On August 1, 2007, in order to partially fund the acquisition of certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6), we borrowed $300 under our Revolving Credit Agreement with U.S. Bank and issued an 8.0% subordinated secured promissory note (“Note”) to Intagio in the aggregate principal amount of $1,137 due August 31, 2009. The Note is a secured obligation and ranks senior to all of our other obligations except that the Note is subordinated to the U.S. Bank debt. Principal and interest on the Note is payable in twenty four equal monthly installments of $51 payable on the last day of each calendar month commencing on August 31, 2007. Our obligations under the Note are secured by security interests in our accounts receivable, general intangibles, and all inventory and equipment. The Note has events of default and other provisions that are customary for a loan of this type including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX. If any of these events occur, it may cause all outstanding obligations under the Note to be accelerated and become immediately due and payable. The Note can be prepaid at any time. As of the date of this report, we had repaid the $300 balance on our line of credit in full and we have no balance outstanding.

Future minimum commitments under the Note are as follows:
Year ending July 31,

2008	$546
2009	591

Total	$1,137

OTHER MATTERS

Accounting Policies and Estimates

We have identified the policies below as critical to our understanding of the results or our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 7 - Financial Statements.

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

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction. Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer through our Autopay System or by personal check. Currently, approximately 67% of member payments are made through electronic funds transfer or by credit cards using the Autopay System. If paying by credit card or through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

As discussed below, we do not record ITEX dollars we receive from member fees or distribute for revenue share, sales incentives and various services (refer to “Accounting for ITEX Dollar Activities” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 6.) The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives. Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and Brokers. We expend an immaterial amount of ITEX dollars for certain ITEX operating expenses.

ITEX dollar summary:
	Year Ended July 31,
	2007	2006
Fees received	$4,370	$4,618
Distributions	(4,366)	(4,533)
Increase	$4	$85

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

Our accounting policy follows the accounting guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 93-11, Accounting for Barter Transactions Involving Barter Credits, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions. The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved. The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided. Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of ITEX dollars received. In addition, there is no cost basis to us for ITEX dollars. Our position may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for ITEX dollars.

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members and Brokers;
•	Revenue sharing with Brokers in the form of per operating cycle transaction fees and association fees based upon member transactions consummated;
•	Sales incentives to Brokers based upon new members who have registered in the Marketplace;
•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction in which the member is dissatisfied.

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

Valuation Allowance on Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

In assessing the recoverability of deferred tax assets, we periodically assess whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

On July 31, 2007, we had NOLs of approximately $19,362 available to offset future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter ended July 31, 2007, we performed an assessment of our available NOLs because of an additional year of increased profitability and our anticipated purchase of an additional membership list which was completed subsequent to July 31, 2007 on August 1, 2007. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs and increased deferred tax assets by $3,499 to $7,349 as of July 31, 2007. As of July 31, 2007, we have no valuation allowance on available Federal NOLs.

The deferred tax assets recorded in 2007 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007.

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We have analyzed goodwill as of July 31, 2007 and we did not identify any impairment.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in audit based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which for us is effective for fiscal 2008 beginning August 1, 2007. Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material impact on our results of operations, cash flows or financial condition.

RISK FACTORS

This Annual Report on Form 10-KSB contains statements that are forward-looking such as estimates, projections, statements relating to our business plans, objectives and expected operating results. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

Our future revenue growth and profitability remains uncertain.

We have sustained profitable operations for four years. While our revenues increased in the year ended July 31, 2006, our revenues declined by 3% in the year ended July 31, 2007. Despite the decline in revenue, our profitability increased. We cannot assure you that we will remain profitable when our revenues are declining. Despite our concentrated efforts to increase our revenues in 2007, revenues declined. Subsequent to July 31, 2007, we acquired a new membership list of approximately two thousand additional member businesses. We believe this acquisition will increase revenues in 2008. However, we have not yet been successful in increasing revenues within our core business, so we cannot assure you that our revenues will increase in future years.

We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available. Our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and may have contractual obligations in the future. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available business opportunities. We believe our core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also may acquire certain competitors or other business to business enterprises. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

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

Dependence on the Value of Foreign Currency

We transact business in Canadian dollars as well as United States dollars. During 2007, approximately 7% of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the Canadian dollar to the United States dollar could affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have limited experience acquiring companies. We have evaluated, and expect to continue to evaluate, potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology is risky and may create unforeseen operating difficulties and expenditures. The areas where we may face risks include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under current SEC rules, we will be required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for our fiscal year ending July 31, 2008. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-KSB for our fiscal year ending July 31, 2009. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation. We are currently performing the system and process documentation and evaluation needed to comply with Section 404.

During this process, if we identify one or more material weaknesses in our internal control over financial reporting we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of July 31, 2008 (or if our auditors are unable to state that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 5. If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of July 31, 2008.

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
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years ended July 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

October 1, 2007

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	1,753	314
Accounts receivable, net of allowance of $265 and $317	1,113	1,091
Prepaid expenses	141	169
Loans and advances	94	115
Deferred tax asset	614	509
Notes receivable - corporate office sales	202	297
Other current assets	19	4
Total current assets	3,936	2,499

Property and equipment, net of accumulated depreciation of $85 and $42	133	76
Goodwill	1,740	1,695
Deferred tax asset, net of current portion	6,735	3,939
Membership lists, net	991	1,226
Notes receivable - corporate office sales, net of current portion	680	1,151
Other long-term assets	89	77
Total assets	14,304	10,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	122	91
Accrued commissions to brokers	1,287	1,168
Accrued expenses	333	429
Deferred revenue	98	178
Advance payments	115	104
Current portion of notes payable	-	315
Total current liabilities	1,955	2,285

Long-term liabilities:
Notes payable, net of current portion	-	410
Other long-term liabilities	19	-
Total Liabilities	1,974	2,695

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,929 shares and 18,246 shares issued and outstanding, respectively	179	182
Additional paid-in capital	28,981	29,217
Unearned stock compensation	(129)	(226)
Accumulated deficit	(16,701)	(21,205)
Total stockholders' equity	12,330	7,968

Total liabilities and stockholders’ equity	14,304	10,663

The accompanying notes are an integral part of these consolidated balance sheets.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year ended July 31,
	2007	2006
Revenue:
Marketplace revenue	$14,171	$14,646

Costs and expenses:
Cost of Marketplace revenue	9,660	10,299
Salaries, wages and employee benefits	1,448	1,298
Selling, general and administrative	1,257	1,433
Depreciation and amortization	301	275
	12,666	13,305

Income from operations	1,505	1,341

Other income:
Interest, net	76	15
Gain on sales of corporate-owned offices	70	17
Gain on extinguishment of debt	-	81
Other	10	4
	156	117

Income before income taxes	1,661	1,458

Income tax benefit, net	(2,843)	(1,975)

Net income	$4,504	$3,433

Net income per common share:
Basic	$0.25	$0.19
Diluted	$0.25	$0.18

Weighted average shares outstanding:
Basic	17,737	18,430
Diluted	18,103	18,623

The accompanying notes are an integral part of these consolidated statements of operations.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended July 31, 2007 and 2006
(In thousands)

	Common Stock Shares Amount		Additional paid in capital	Accumulated deficit	Treasury stock	Unearned Compensation	Total

Balance, July 31, 2005	18,826	$188	$29,495	$(24,638)	$(10)	(76)	$4,959

Stock based board compensation	120	1	77				78

Repurchase and retirement of common stock	(1,050)	(11)	(567)				(578)

Stock based compensation, net of cancellations	350	4	212			(150)	66

Retirement of treasury stock					10		10

Net Income				3,433			3,433

Balance, July 31, 2006	18,246	$182	$29,217	$(21,205)	$-	$(226)	$7,968

Stock based board compensation	120	1	82				83

Repurchase and retirement of common stock	(438)	(4)	(318)				(322)

Stock based compensation						97	97

Net Income				4,504			4,504

Balance, July 31, 2007	17,929	$179	$28,981	$(16,701)	$-	$(129)	$12,330

The accompanying notes are an integral part of these consolidated statements of operations.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,504	$3,433
Items to reconcile to net cash provided by operating activities:
Gain on sales of offices	(70)	(17)
Gain on extinguishment of debt	-	(81)
Recognition of imputed interest	(12)	(69)
Stock based compensation	169	121
Amortization of loan issuance costs	24	-
Depreciation and amortization	301	275
Increase (decrease) in allowance for uncollectible receivables	(52)	106
Increase in deferred income taxes	(2,900)	(2,098)
Changes in operating assets and liabilities:
Accounts receivable	30	11
Prepaid expenses	59	(92)
Other current assets	(15)	12
Accounts and other expenses payable	30	68
Accrued commissions to brokers	119	(75)
Accrued expenses	(80)	(5)
Deferred revenue	(80)	143
Advance payments	11	104
Long-term liabilities	19	-
Net cash provided by operating activities	2,057	1,836

CASH FLOWS FROM INVESTING ACTIVITIES:
BXI earnout	(62)	(90)
Payments received from notes receivable - corporate office sales	648	288
Advances on notes receivable - corporate office sales	-	(69)
Payments received from loans	284	(16)
Advances on loans	(302)	(34)
Purchase of membership list	(15)	-
Purchase of property and equipment	(100)	(52)
Net cash provided by investing activities	453	27

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(749)	(1,527)
Reacquired shares from non-affiliated parties	(322)	(578)
Loan acquisition costs	-	(13)
Net cash used in financing activities	(1,071)	(2,118)

Net increase (decrease) in cash and cash equivalents	1,439	(255)
Cash and cash equivalents at beginning of period	314	569
Cash and cash equivalents at end of period	$1,753	$314

Supplemental cash flow information:
Cash paid for interest	93	97
Cash paid for taxes	157	62

Supplemental non-cash investing and financing activities
Corporate office sales (Note 2)

The accompanying notes are an integral part of these consolidated statements of operations.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts unless otherwise indicated)

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

Operating and Accounting Cycles

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2007” for August 1, 2006 to July 31, 2007, “2005” for August 1, 2005 to July 31, 2006). We report our results as of the last day of each calendar month (“accounting cycle”).

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

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer through our Preferred Member Autopay System (“Autopay System”) or by personal check. Currently, approximately 67% of member payments are made through electronic funds transfer or by credit cards using the Autopay System. If paying by credit card or through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

As discussed below, we do not record revenues or expenses for ITEX dollars we receive from member fees or spend on various services (refer to “Accounting for ITEX Dollar Activities”).

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

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees. We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs. No ITEX dollar activity is reflected in the accompanying financial statements. Our policy is to record transactions at the fair value of products or services received (when those values are readily determinable). Further, we believe that all of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and, thus, were recorded at the cost basis of the trade dollars surrendered, which was zero.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members and Brokers;
•	Revenue sharing with Brokers in the form of per operating cycle transaction fees and association fees based upon member transactions consummated;
•	Sales incentives to Brokers based upon new members who have registered in the Marketplace;
•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction in which the member is dissatisfied.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities at the date of purchase of 90 days or less. At July 31, 2006, we had certificates of deposit totaling $35. We had no cash equivalents as of July 31, 2007.

Concentrations of Credit Risk

At July 31, 2007, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $100 United States dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars. Our cash balances have exceeded these insurable limits periodically throughout 2007 and 2005. At July 31, 2007 such balances exceeded these limits by $1,652.

Accounts and Notes Receivable

We assess the collectibility of accounts receivable monthly based on past collection history and current events and circumstances. Accordingly, we adjust the allowance on accounts receivable to reflect net receivables that we ultimately expect to collect.

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

Loans and Advances

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles. Additionally, we occasionally make cash loans and advances to Brokers for special purposes or as incentives for beneficial changes such as to convert former BXI brokers to lower ITEX association fee commission structures. The aggregate total owed to us on July 31, 2007 is $94. The maximum balance owed is $60. Payoff dates for the loans are scheduled between 2008 and 2009 with most due within one year.

Property and Equipment

We report property and equipment at cost less accumulated depreciation recorded on a straight line basis over useful lives ranging from three to seven years. Included in property and equipment are additions and improvements that add to productive capacity or extend useful life of the assets. Property and equipment also includes internally developed software (refer to “Software for Internal Use”). When we sell or retire property or equipment, we remove the cost and related accumulated depreciation from the balance sheet and record the resulting gain or loss in the income statement. The costs of repair and maintenance are charged to expense as incurred.

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

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We analyzed goodwill as of July 31, 2007 and we did not identify any impairment.

Intangible Assets

Upon acquisition, we amortize costs of member lists using the straight-line method over the estimated life of six years. We periodically assess the remaining amortizable life when events or circumstances may warrant a revision to such lives.

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily at the market values of the assets when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired. If impairment is deemed to have occurred, we then consider the undiscounted future cash flows to determine if an adjustment is appropriate. In our most recent review conducted in the fourth quarter of 2007, we determined no impairment was appropriate.

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

Deferred Revenue

Beginning in the fourth quarter of 2005 and continuing throughout 2007, we billed annual dues to certain members acquired as part of the acquisition of BXI. We deferred this revenue and recognized it over the annual period to which it applies.

Advance Payments

In some cases, members prepay transaction and/or association fees or receive cash credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our significant financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, notes receivable, accounts payable, and accrued commissions and other accruals approximate their fair values at July 31, 2007 due to the short-term nature of these instruments. We deem the long-term portion of the corporate office receivable carrying amount approximates the fair value at July 31, 2007 since there has been no significant change in interest rates from the origination date of these receivables.

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

Operating Leases

We account for our executive office lease in accordance with SFAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended). Accordingly, because our lease has scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease. We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

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

Income (Loss) Per Share

We prepare our financial statements in accordance with the provisions of SFAS 128, Earnings per Share, which requires presentation on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2007, we had no outstanding stock options or contracts to issue common stock.

Reclassifications

We have made certain reclassifications to the financial statements of the prior year to conform to the July 31, 2007 presentation. Such reclassifications had no effect on the results of operations, cash flows or financial condition in those periods.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in audit based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which for us is effective for fiscal 2008 beginning August 1, 2007. Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material impact on our results of operations, cash flows or financial condition.

NOTE 2 - NOTES RECEIVABLE - CORPORATE OFFICE SALES

During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker. We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices. In the first quarter of 2007, one of these offices was sold to another broker by the existing broker. We settled the note receivable from this office from the selling broker for $328 in cash and recorded a reserve of $65 on the note. In the first quarter of 2006, we sold a corporate-owned office we had regained possession of for $17 and recorded a gain of $17. Additionally, in the first quarter of 2006 we advanced additional cash on a note receivable in the amount of $69. During 2007 and 2006, we refinanced a note receivable at current market rates, extended the termination dates on some notes receivable and modified the periodic payments accordingly.

The aggregate total owed to us on July 31, 2007 is $882. Balances owed range from $14 to $337. Payoff dates for the loans are scheduled between 2008 and 2016.

Original Principal Balance on Notes	Balance Receivable at July 31, 2007	Current Portion	Long-Term Portion
$2,695	$882	$202	$680

The activity for corporate office receivables was as follows:

Balance at July 31, 2005	$1,581
Sale of corporate-owned office	17
Advances on notes receivable	69
Accretion of interest income	69
Payments received	(288)
Balance at July 31, 2006	$1,448
Sale of corporate-owned office	70
Accretion of interest income	12
Payments received	(648)
Balance at July 31, 2007	$882

NOTE 3 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$72	$(46)	$26
Software	3 years	57	(13)	44
Equipment	7 years	24	(10)	14
Furniture	7 years	13	(8)	5
Leasehold Improvements	3.3 years	52	(8)	44
		$218	$(85)	$133

We depreciate property and equipment using the straight-line method over the asset’s estimated useful life. Depreciation expense for property and equipment was $43 and $26 for the years ending July 31, 2007 and 2006, respectively.

In the second quarter, we relocated our principal executive offices. Prior to our relocation, we made $52 in improvements to our new location. We amortize these leasehold improvements using the straight-line method over the term of the lease. We amortized $8 of leasehold improvements in 2007.

NOTE 4 - PURCHASED MEMBER LISTS

In the fourth quarter of 2007, we purchased a membership list from a former franchisee for $15. In 2005, in connection with the BXI acquisition, we acquired a membership list. Changes in the carrying amount of member lists for the year ended July 31, 2007 are summarized as follows:

BXI Acquisition	$1,475
Amortization	(249)
Balance as of July 31, 2006	$1,226

Acquisition	15
Amortization	(250)
Balance as of July 31, 2007	$991

The following schedule outlines the amortization of the member list over the next five years:

Year ending July 31,	Amortization

2008	$252
2009	252
2010	252
2011	231
2012	2
Thereafter	2

Total	$991

NOTE 5 - NOTES PAYABLE AND LINE OF CREDIT

On June 30, 2005, we borrowed $1.3 million from U.S. Bank in the form of a promissory note (“Bank Note”) with interest at 6.48% and repayments in 47 equal monthly installments. In addition to normal monthly installment payments, we made optional prepayments of principal of $250 and $697 in the second quarter of 2006 and the first quarter of 2007, respectively. We repaid the entire note in full in the first quarter of 2007.

We have a revolving credit agreement to establish a $1 million line of credit facility from our primary banking institution. The maturity date of this short-term debt facility is November 30, 2007. During 2007, we borrowed and repaid $175 under this line of credit, but there was no outstanding balance as of July 31, 2007. Subsequent to year end, we utilized our line of credit and we intend to utilize this credit facility for short term needs in the future (refer to Note 15 - Subsequent Events.)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

We utilize leased facilities in the normal course of our business. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The only lease not under month to month renewal terms is for our executive office space. This lease expires on April 30, 2010. As of July 31, 2007, the future minimum commitments under this operating lease are as follows:

Year ending July 31,	Lease commitment

2008	$155
2009	155
2010	116
Total	$426

The lease expense on our executive office space for the periods ended July 31, 2007 and 2006 was $149 and $100, respectively. We have not leased any equipment in 2007 or 2006.

NOTE 7 — LEGAL PROCEEDINGS

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

In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity. In July 2003, the Court denied plaintiff's motion for a preliminary injunction. Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action. During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint. On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees. In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon. Our motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation, Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees. We moved the lawsuit to federal court in July 2006. Plaintiff filed a motion to remand the lawsuit to Oregon state court in August 2006 and the court ruled in favor of the motion in January 2007. We appealed the ruling and that appeal is pending in federal court. In the interim, the matter is stayed in state court except for discovery purposes. We believe the termination of plaintiff's brokerage was for proper cause and that plaintiff's claims are without merit.

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

NOTE 8 - SHARE-BASED COMPENSATION

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

During 2007 and 2006, respectively, we issued 40 shares of fully vested common stock to each of our three directors, an aggregate total of 120 shares per year, as compensation for their service to ITEX Corporation in 2007 and 2006. The fair value of these 120 shares was $83 and $78, respectively, in 2007 and 2006.

In addition, in 2006 we issued 40 shares with a fair value of $24 to certain employees and 300 shares with a fair value of $177 of restricted common stock to Steven White, our Chairman, CEO and interim CFO as equity incentive grants under the 2004 Plan. The 40 shares vest over a three-year period, with one third (1/3) of the granted shares vesting in each year. The 300 shares vest over a three-year period, with one thirty sixth (1/36) of the granted shares vesting each month for three years. Also in 2006, we issued 50 shares with a fair value of $31 of fully vested common stock to Steven White, our Chairman, CEO and interim CFO. During 2006, one employee who was previously issued 40 unvested shares of restricted common stock left our employment and forfeited his shares. We added these 40 shares back to the 2004 Plan and made them available for future grants. The aggregate, net total of shares granted in 2006 is 470.

As of July 31, 2007 there were no common stock options outstanding. There are 375 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
	Available	Shares Granted	Options Granted

Balance at July 31, 2005	965	1,035	-

Granted	(510)	510	-
Forfeited	40	(40)

Balance, July 31, 2006	495	1,505	-

Granted	(120)	120	-
Forfeited	-	-	-

Balance at July 31, 2007	375	1,625	-

Vesting as of July 31, 2007
Shares Vested		1,398	-
Shares Unvested		227	-
Balance at July 31, 2007		1,625	-

We recorded stock-based compensation expense of $169 and $121 in 2007 and 2006, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

In 2007, we issued 120 shares of common stock in connection with share-based compensation arrangements described in Note 8. The effect of these grants was an increase of $1 to common stock, $82 to additional paid-in capital and $38 to unearned stock compensation. Unearned stock compensation increase an additional $59 as a result of common stock issued in prior years.

In 2006, we issued 470 shares of common stock net of 40 unvested shares forfeited. The effect of these grants was an increase of $5 to common stock, $289 to additional paid-in capital and $150 to unearned stock compensation.

During 2007, we repurchased a total of 438 shares in two separate transactions from two shareholders. The effect of these repurchases was a decrease of $4 to common stock and $318 to additional paid-in capital. During 2006, we repurchased a total of 1,050 shares in three separate transactions from a shareholder. The effect of these repurchases was a decrease of $11 to common stock and $567 to additional paid-in capital. Additionally in 2006, we retired treasury stock with a cost of $10.

NOTE 10 - INCOME TAXES

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

On July 31, 2007, we had NOLs of approximately $19,362 available to offset future taxable income. These are composed of approximately $17,498 from ITEX operating losses and approximately $1,864 from BXI operating losses. SFAS 109 requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter ended July 31, 2007, we performed an assessment of our available NOLs because of an additional year of increased profitability and our anticipated purchase of an additional membership list which was completed subsequent to July 31, 2007 on August 1, 2007. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs and increased deferred tax assets by $3,499 to $7,349 as of July 31, 2007. As of July 31, 2007, we have no valuation allowance on available Federal NOLs.

The deferred tax assets recorded in 2007 represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007. The following table reflects the reconciliation of the company’s income tax expense:

	Fourth Quarter Ended July 31,		Year Ended July 31,
	2007	2006	2007	2006

Pre-tax financial income	$303	$402	$1,661	$1,458
Federal tax expense computed at the statutory rate of 34%	103	137	565	496
State tax expense	14	-	78	-
Change in valuation allowance	(3,499)	(2,501)	(3,499)	(2,501)
Permanent differences	13	30	13	30
Net tax benefit	$(3,369)	$(2,334)	$(2,843)	$(1,975)

Our income tax benefit is composed of the following:

	Year Ended July 31,
	2007	2006

Deferred tax benefit	$2,901	$2,098
Federal tax expense	(30)	(32)
State tax expense	(28)	(91)

Net tax benefit	$2,843	$1,975

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2007 and 2006 are presented below:

	July 31,
	2007	2006
Deferred tax assets:
Tax deductible BXI goodwill	$707	$785
Net operating loss carryforwards	6,846	7,527
Reserve for uncollectible receivables	93	110
Other temporary differences	124	58
	$7,770	$8,480
Deferred Tax Liabilities
Membership lists not deductible for tax	$340	$417
Unearned stock compensation	81	116
	$421	$533

Net deferred tax asset before valuation allowance	$7,349	$7,947
Valuation allowance	-	(3,499)
Net deferred tax asset	$7,349	$4,448

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$696	$636
Current deferred tax liability	(82)	(127)
Valuation allowance	-	-
Net current deferred tax asset	$614	$509

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$7,075	$7,844
Non-current deferred tax liability	(340)	(406)
Valuation allowance	-	(3,499)
Net non-current deferred tax asset	$6,735	$3,939

ITEX Federal NOLs of approximately $17,498 expire, if unused, from 2018 to 2023. BXI Federal NOLs of approximately $1,864 expire, if unused, from 2020 to 2024 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $5,001 which, if unused, expire from 2012 to 2015. Additionally, we have AMT credits of $57 available to offset future taxes payable.

NOTE 11 - 401(k) SAVINGS PLAN

Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees. Eligible employees may contribute, through payroll deductions, up to the statutory limits. We match each dollar a participant contributes with a maximum contribution of six percent (6%) of a participant’s eligible compensation. We contributed approximately $54 and $33 to the plan during 2007 and 2006, respectively.

NOTE 12 - BUSINESS COMBINATIONS

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

We received all the assets of BXI, totaling $4,430, and assumed the BXI liabilities, totaling $1,304. Pursuant to the Merger Agreement, we acquired BXI for (i) cash in the amount of $2,035 (including $1,430 consisting of repayments of the principal amount and accrued interest on all outstanding promissory notes held by BXI stockholders and other amounts owed by BXI to the BXI stockholders, and a fee for transition services rendered by Intagio in connection with the Merger), (ii) secured promissory notes in favor of BXI’s stockholders in the aggregate principal amount of $1,000, and (iii) if and to the extent we and our subsidiaries (including BXI) achieve certain per quarter revenue targets during its first 12 full quarters following the signing of the Merger Agreement, additional cash payments totaling up to $450 (collectively, the “Merger Consideration”). The earnout payments can be reduced by the amount we spend to satisfy certain legal BXI legal claims we assumed. During 2007, we made the following earnout payments:

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Earnout payment	$33	$-	$6	$23	$62

Changes to goodwill for the year ended July 31, 2007 are summarized as follows:

Balance as of July 31, 2006	$1,695

Adjustments for legal expenses	(17)
Earnout payments	62

Balance as of July 31, 2007	$1,740

NOTE 13 - SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2007		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues		$3,790	$3,665	$3,265	$3,451	$14,171
Operating costs and expenses		3,495	3,137	2,842	3,192	12,666
Operating income		295	528	423	259	1,505
Other income - net		64	22	26	44	156
Income before taxes			550	449	303	1,661

Income tax expense (benefit)(1)		122	215	189	(3,369)	(2,843)
Net income		$237	$765	$260	$3,672	$4,504

Net income per common share
Basic		$0.01	$0.02	$0.01	$0.21	$0.25
Diluted		$0.01	$0.02	$0.01	$0.20	$0.25	(2)

Year ended July 31, 2006		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues		$3,714	$4,007	$3,419	$3,506	$14,646
Operating costs and expenses		3,439	3,692	3,054	3,120	13,305
Operating income		275	315	365	386	1,341
Other income - net		10	85	6	16	117
Income before taxes		285	400	371	402	1,458

Income tax expense (benefit)(1)		97	136	126	(2,334)	(1,975)
Net income		$188	$536	$245	$2,736	$3,433

Net income per common share
Basic		$0.01	$0.01	$0.02	$0.15	$0.19
Diluted		$0.01	$0.01	$0.02	$0.15	$0.18	(2)

	(1)
When circumstances warrant, we review our NOLs to assess whether it is more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, in the fourth quarter of both 2007 and 2006, we reduced our valuation allowance on available Federal NOLs and increased deferred tax assets by $3,499 and $2,501, respectively.

	(2)	Total net income per common share does not equal the sum of the quarters due to rounding of each quarter.

NOTE 14 - RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for services. The following summarizes the amounts we paid to these related parties:

	Year Ended July 31,
	2007	2006
Amounts paid to:
A business owned by a member of our Board of Directors for consulting services	$7	$38
Businesses owned by relatives of our employees or contractors	5	4
A business owned by our CEO and an employee	4	-
Total amounts paid to related parties	$16	$42

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to July 31, 2007, on August 1, 2007, we acquired from The Intagio Group, Inc. certain assets of a commercial trade exchange network from Intagio including a membership list of approximately two thousand member businesses which increased our Marketplace to approximately 24 thousand member businesses. These new member businesses are located in six regions in the United States, four of which were previously not served by existing Brokers. The acquisition cost included:

a)	Cash in the amount of $2,000
b)	A secured promissory note in the amount of $1,137 due to the seller with interest at the rate of 8.00% and twenty-four equal monthly payments of $51.
c)	If and to the extent we achieve certain revenue targets during the four fiscal quarters beginning August 1, 2008, additional cash payments totaling up to $150.

To fund the $2,000 cash payment, we utilized $1,700 from our cash balances and borrowed $300 on our line of credit. As of the date of this report, we had repaid the $300 balance on our line of credit in full and there is no balance outstanding.

Future minimum commitments under the promissory note are as follows:

Year ending July 31,

2008	$546
2009	591
Total	$1,137

    After the acquisition of the Intagio membership list, we sold three of the newly acquired regions to two existing Brokers in two separate transactions. On August 1, 2007, we sold the greater New York City region comprised of approximately 200 formerly Intagio member businesses to our existing Broker in New Jersey for $198. We financed the entire sales price by adding the sales price to an existing note receivable with a principal balance of $109 as of July 31, 2007 from the Broker. We modified the repayment terms accordingly to repay the entire balance in equal payments through 2010. We did not record a gain or loss on this transaction.

On August 20, 2007, we sold the Connecticut and Massachusetts regions comprised of approximately 500 former Intagio member businesses to our existing Broker in Connecticut for $260. We received $50 of the purchase price in cash and financed the remaining $210 at 7.5% interest with payments in equal installments through 2014. We did not record a gain or loss on this transaction.

On September 24, 2007, we repurchased 10 shares of our stock from a stockholder. This repurchase had no effect on common stock and an increase of $8 to additional paid-in capital.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 31, 2007.

(b) Changes in internal control over financial reporting.

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our existing internal controls for our fiscal year ended July 31, 2008. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(b) of the Exchange Act.

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

We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics that applies to our executive officers, including financial officers, and other finance organization employees. The Code of Ethics is publicly available on our website at www.itex.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 10. Executive Compensation

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees - Director Compensation” is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

Exhibit Number	Description

2.1	Agreement of Merger dated as of June 30, 2005, by and among BXI Exchange, Inc., ITEX Corporation, BXI Acquisition Sub, Inc., and The Intagio Group, Inc. (4)
2.2	Asset Purchase Agreement dated as of July 25, 2007, between ITEX Corporation and The Intagio Group, Inc. (6)
3.1	Amended and Restated Articles of Incorporation of ITEX Corporation(2)
3.2	Amended and Restated Bylaws of ITEX Corporation(2)
10.1	Form of Indemnification Agreement(2)
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

10.5	ITEX Corporation 2004 Equity Incentive Plan(3)
10.6	Installment or Single Payment Note, with Security Agreement (4)

Exhibit Number	Description

10.7	Amendment to Loan Agreement of December 2, 2004 (4)
10.8	Form of Restricted Stock Agreement (5)
10.9	Sublease dated as of November 3, 2006 (6)
10.10	Amendment to Loan Agreement and Note, dated as of November 15, 2006 (7)
10.11	Amendment to Loan Agreement and Note, dated as of January 24, 2006 (7)
10.12	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc. (8)
10.13	Security Agreement (8)
14.1	Code of Ethics for CEO and Senior Financial Officers(2)
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Report on Form 8-K filed October 28, 2003
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the Fiscal Year Ended July 31, 2003, filed on November 13, 2003.
(3)	Incorporated by reference to the Proxy Statement on Schedule 14A, filed on February 13, 2004.
(4)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 6, 2005.
(5)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 10, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, as filed on November 17, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, as filed on November 24, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, as filed on July 30, 2007.

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

ITEX CORPORATION

Date: October 2, 2007	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 2, 2007	By:	/s/ Steven White
Steven White, Chief Executive Officer, Interim Chief
Financial Officer and Chairman of the Board

Date: October 2, 2007	By:	/s/ John Wade
John Wade, Secretary, Treasurer, Director

Date: October 2, 2007	By:	/s/ Eric Best
Eric Best, Director