Form 10QSB
period 2007-10-31
ITEX CORP
filed 2007-12-12
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007.

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

As of October 31, 2007, we had 17,726,248 shares of common stock outstanding.

Transitional Small Business disclosure Format (check one): Yes ☐  No ☒

ITEX CORPORATION
FORM 10-QSB
For The Quarterly Period Ended October 31, 2007

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31, 2007	July 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254	$1,753
Accounts receivable, net of allowance of $723 and $265	835	1,113
Prepaid expenses	147	141
Loans and advances	54	94
Deferred tax asset	623	614
Notes receivable - corporate office sales	223	202
Other current assets	16	19
Total current assets	2,152	3,936

Property and equipment, net of accumulated depreciation of $102 and $85	139	133
Goodwill	3,057	1,740
Deferred tax asset, net of current portion	6,643	6,735
Intangible assets, net of amortization of $641 and $521	2,218	991
Notes receivable - corporate office sales, net of current portion	1,020	680
Other long-term assets	61	89
Total assets	$15,290	$14,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	$167	$122
Commissions payable to brokers	276	-
Accrued commissions to brokers	805	1,287
Accrued expenses	446	333
Deferred revenue	72	98
Advance payments	161	115
Current portion of notes payable	557	-
Total current liabilities	2,484	1,955

Long-term liabilities:
Notes payable, net of current portion	448	-
Other long-term liabilities	17	19
Total Liabilities	2,949	1,974
Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,726 and 17,929
shares issued and outstanding, respectively	177	179
Additional paid-in capital	28,821	28,981
Unearned stock compensation	(112)	(129)
Accumulated deficit	(16,545)	(16,701)
Total stockholders' equity	12,341	12,330
Total liabilities and stockholders’ equity	$15,290	$14,304

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED
OCTOBER 31, 2007 AND 2006
(In thousands, except per share amounts)

	Three Months Ended October 31,
	2007	2006
	(unaudited)
Revenue:
Marketplace revenue	$3,832	$3,790
ITEX dollar revenue	21	-
	3,853	3,790
Costs and expenses:
Cost of Marketplace revenue	2,498	2,583
Corporate salaries, wages and employee benefits	372	391
Selling, general and administrative	573	450
Depreciation and amortization	138	71
	3,581	3,495
Income from operations	272	295

Other income (expense):
Net interest	(1)	(6)
Gain on sale of offices, net	-	70
	(1)	64
Income before income taxes	271	359

Income tax expense	115	122

Net income	$156	$237

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Average common and equivalent shares:
Basic	17,669	17,841
Diluted	17,880	18,246

Supplemental information:
ITEX dollar activity included in costs and expenses:
Cost of Marketplace revenue	$-	$-
Corporate salaries, wages and employee benefits	1	-
Selling, general and administrative	20	-
Depreciation and amortization	-	-
	$21	$-

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2007
(In thousands) (Unaudited)

	Common Stock		Additional paid	Accumulated	Unearned
	Shares	Amount	in capital	deficit	Compensation	Total
Balance, July 31, 2007	17,929	$179	$28,981	$(16,701)	$(129)	$12,330

Repurchase and retirement of common stock	(203)	(2)	(160)			(162)

Stock based compensation					17	17

Net income				156		156

Balance, October 31, 2007	17,726	$177	$28,821	$(16,545)	$(112)	$12,341

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED
OCTOBER 31, 2007 AND 2006
(In thousands)

	Three Months Ended October 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156	$237
Items to reconcile to net cash provided by operations:
Depreciation and amortization	137	71
Stock based compensation	48	45
Increase in allowance for uncollectible receivables	220	203
Increase in deferred income taxes	83	122
Recognition of imputed interest	(3)	(5)
Gain on sale of offices	-	(70)
Amortization of loan issuance costs	-	24
Changes in operating assets and liabilities:
Accounts receivable	195	25
Prepaid expenses	(19)	(14)
Other current assets	3	(15)
Accounts and other expenses payable	45	96
Commissions payable to brokers	276	659
Accrued commissions to brokers	(482)	(316)
Accrued expenses	116	(102)
Deferred revenue	(26)	(42)
Long-term liabilities	(2)	-
Advance payments	20	26
Net cash provided by operating activities	767	944
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition	(2,000)	-
Acquisition costs	(47)	-
Business sales	50	-
Payments received from notes receivable - corporate office sales	36	494
Payments received from loans	106	78
Advances on loans	(56)	(83)
BXI earnout	(38)	(33)
Purchase of property and equipment	(23)	(5)
Net cash provided by (used in) investing activities	(1,972)	451
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(132)	(749)
Repurchase of common stock	(162)	-
Net cash used in financing activities	(294)	(749)
Net increase (decrease) in cash	(1,499)	646
Cash at beginning of period	1,753	314
Cash at end of period	$254	$960
Supplemental cash flow information:
Cash paid for interest	23	9
Cash paid for taxes	47	66
Supplemental non-cash investing activities:
Intagio acquisition (Note 9)

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except per share amounts)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “Broker”, and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. For further information, these statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended July 31, 2007.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and notes. Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable

•	any impairment of long-lived assets

•	useful lives of property and equipment

•	the value and life of intangible assets

•	the value of assets and liabilities acquired through business combinations

•	deferred revenues and costs

•	expected lives of customer relationships

•	tax provisions and valuation allowances

•	accrued commissions and other accruals

•	litigation matters described herein

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Operating and Accounting Cycles

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2008” for August 1, 2007 to July 31, 2008, “2007” for August 1, 2006 to July 31, 2007). Our fiscal first quarter is from August 1 to October 31 (“first quarter”). We report our results as of the last day of each calendar month (“accounting cycle”).

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

Intangible Assets

Upon acquisition, we amortize costs of acquired intangible assets using the straight-line method over the contractual life of two years for non-compete agreements and the estimated life of six years for membership lists. We periodically assess the remaining amortizable life when events or circumstances may warrant a revision to such lives.

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

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by personal check. Currently, approximately 73% of member payments are made through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees. We expend ITEX dollars on revenue sharing association fees and transaction fees with our Broker Network, and for general Marketplace costs. Our policy is to record transactions at the fair value of products or services received (when those values are readily determinable). Most of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered which we have determined to be zero.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with Brokers for transaction fees and association fees;

•	Incentives to Brokers for registering new members in the Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction.

We believe that the fair value of these items lack readily determinable fair values for several reasons. Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value. If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition generally does not exist.

Because of all the above stated reasons, we believe that most of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered, which was zero. However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values. Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

Accounting for Income Taxes

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

We also account for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in an audit based on the technical merits of the position.

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar transaction activity in the Marketplace to calculate USD and ITEX dollar fees accordingly. We have also developed software to provide new functionality to access benefits and other services that we now provide to our Brokers and members of the Marketplace. We account for qualifying costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs, including software in development meeting the criteria of SOP 98-1, are included as an element of property and equipment in the consolidated balance sheets.

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

Operating Leases

We account for our executive office and other property leases in accordance with SFAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended). Accordingly, because the lease has “rent holidays”, we record minimum rental payments on a straight-line basis over the period in which we physically employed the leased property. We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

Accounting for Acquisitions

We account for acquisitions as a purchase in accordance with the provisions of SFAS 141, Business Combinations. We report all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses through amortization charges over the estimated useful life of each separate intangible asset. Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

Recent Accounting Pronouncements

In August 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We have recorded unrecognized tax benefits of $158. Upon adoption, there was no material effect on our results of operations, cash flows or financial condition as a result of implementing FIN 48.

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

NOTE 2 - CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

Commissions to Brokers are computed on USD collections of our revenues from association fees, transactions fees, and other fees. Commissions payable to brokers include amounts owed for the most recently ended operating cycle. We pay commissions in two tranches with approximately 50% paid approximately one week after the end of the operating cycle and the remainder paid approximately two weeks later. Commissions accrued are the estimated commissions on the net accounts receivable balance and USD collections on accounts receivable since the most recently ended operating cycle.

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for October 31, 2007 and July 31, 2007 was 6 days and 26 days, respectively. In July 2007, the 26 day difference allowed time to pay both tranches of the commissions payable to brokers leaving $0 payable at July 31, 2007. At October 31, 2007, the second tranche of commissions payable to brokers for the operating period ended October 25, 2007 had not yet been made so the consolidated balance sheet shows commissions payable to brokers of $276.

NOTE 3 - NOTES RECEIVABLE - CORPORATE OFFICE SALES

During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker. We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices. In the first quarter of 2007, one of these offices was sold to another broker by the existing broker. We settled the note receivable from this office from the selling broker for a payment of $328 and recorded a reserve of $65 on the note.

In the first quarter of 2008, we purchased a membership list, representing approximately two thousand member business, from Intagio (see Note 9 - Intagio Acquisition). These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. We retained three of these regions as new corporate owned offices. We combined and sold two of the regions we acquired in the Intagio asset purchase to an existing franchisee for $100 ITEX dollars plus $260 USD composed of a one-time payment of $50 and a note receivable for $210 with a term of approximately seven years. Additionally, we sold a region acquired in the Intagio asset purchase for $200 to an existing franchisee who already had one of the notes receivable issued in 2004. Operating cycle payments remain the same on the note, but we extended the term to account for the $200 purchase price. Originally, the payoff date of the note was scheduled to be 2009, but after the sale, the payoff date of the note increased to 2011. We increased the principal due on that note by the present value of the payments equal to $184.

The aggregate total owed to us on October 31, 2007 is $1,243. Balances owed range from $14 to $363. Payoff dates for the notes range from 2010 to 2016.

Original Principal		Balance
Balance on 2004	Principal Additions	Receivable at		Long-Term
Notes	in 2008	October 31, 2007	Current Portion	Portion
$2,695	$394	$1,243	$223	$1,020

The activity for the first quarter of 2008 was as follows:

Balance at July 31, 2007	$882
Additions from sales of Intagio regions	394
Interest income at stated rates	15
Imputed interest income	3
Payments received	(51)
Balance at October 31, 2007	$1,243

NOTE 4 - INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005. We acquired an additional membership list from a franchisee in the fourth quarter of 2007. In connection with our asset acquisition from Intagio in the first quarter of 2008 (see Note 9 - Intagio Acquision), we acquired an additional membership list and a non-compete agreement. We subsequently sold part of the membership list. Changes in the carrying amount of the intangible assets are summarized as follows:

			Total
	Membership	Non-Compete	Intagible
	Lists	Agreement	Assets
Balance as of July 31, 2007	$991	$-	$991
Additions from Intagio acquisition	1,350	210	1,560
Sales of certain regions acquired in
the Intagio acquisition	(213)	-	(213)
Amortization	(94)	(26)	(120)
Balance as of October 31, 2006	$2,034	$184	$2,218

The related amortization expense reflected in our results of operations totaled $120 for the three months ended October 31, 2007.

Estimated amortization expense for the remainder of 2008 and annually for the remaining useful life is as follows:

Year ending July 31,	Membership List Amoritization	Non-Compete Agreement Amoritization	Total Amoritization

2008 (November - July)	$331	$79	$410
2009	441	105	546
2010	441	-	441
2011	421	-	421
2012	192	-	192
2013	192	-	192
Thereafter	16	-	16
Total	$2,034	$184	$2,218

NOTE 5 - GOODWILL

As a result of our acquisition of BXI in the fourth quarter of 2005, we recorded $1,689 in goodwill. In the first quarter of 2008, we recorded an additional $1,466 in goodwill as a result of our asset purchase from Intagio as well as an additional $47 for acquisition costs. We subsequently reduced goodwill by $231 for sales of certain assets to existing franchisees (see Note 9 - Intagio Acquisition). Pursuant to the terms of the BXI Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first twelve full quarters following the signing of the Merger Agreement, a maximum of $450 additional payments may be payable based on earnings over these quarters (“BXI earnout”). The BXI earnout is calculated on quarterly revenue in excess of $3,000 less certain legal expenses. The maximum quarterly BXI earnout payment before deductions is $38. The BXI earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI legal claims we assumed. Pursuant to the terms of the Asset Purchase Agreement dated July 25, 2007 with Intagio, we entered into an additional, but separate, earnout agreement with all of the same provisions of the BXI earnout except for the term and the payment reduction for amounts spent on legal claims (“Intagio earnout”). The Intagio earnout in not concurrent with the BXI earnout. Instead, the Intagio earnout period begins when the BXI earnout ends on July 31, 2008. The Intagio earnout term is four full quarters ending July 31, 2009. Payments on the Intagio earnout could be a maximum of $150. Total BXI earnout payments we have made since the acquisition were $188. As of October 31, 2007, maximum remaining future payments on both earnout agreements is $263.

Changes to goodwill for the first quarter of 2008 were as follows:

Balance as of July 31, 2007	$1,740
Adjustments for BXI legal claims	(3)
Additions from the Intagio acquisition	1,513
Sales of certain regions acquired in the
Intagio acquisition	(231)
BXI earnout payment	38
Balance as of October 31, 2007	$3,057

NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution. In the first quarter of 2008, the maturity date of this short-term debt facility was extended for an additional year to November 30, 2008. During the first quarter of 2008, we borrowed and repaid $300 to fund the Intagio asset acquisition (see Note 9 - Intagio Acquisition). Additionally, we borrowed and repaid $110 and $100, respectively to meet our short term cash flow needs. There is no outstanding balance under this line of credit as of October 31, 2007. We may utilize this credit facility for short-term needs in the future.

On August 1, 2007, we incurred a $1,137 note payable from The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments. Our total principal repayments during the first quarter of 2008 were $132.

NOTE 7 - EQUITY

During the first quarter of 2008, we repurchased and retired 203 shares of common stock for a total cost of $162.

On January 8, 2007, we issued 40 shares of vested common stock to each of our three directors as compensation for their service on our Board from January 1, 2007 to December 31, 2007. The aggregate total of 120 shares was valued at $0.69 per share, the closing share price on the date of grant. This compensation expense has been amortized ratably over the directors’ one year term of service.

We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers and consultants. Our stockholders adopted the 2004 Plan on March 15, 2004. Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

As of October 31, 2007 there were no common stock options outstanding. There are 375 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
		Shares	Options
	Available	Granted	Granted
Balance at July 31, 2007	375	1,625	-
Granted	-	-	-
Forfeited	-	-	-
Balance at October 31, 2007	375	1,625	-
Vesting as of October 31, 2007
Shares Vested		1,423	-
Shares Unvested		202	-
Balance at October 31, 2007		1,625	-

We recorded the following in stock based compensation:

Three Months Ended
October 31,
2007	2006
48	45

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

NOTE 9 - INTAGIO ACQUISITION

On August 1, 2007, we acquired from The Intagio Group, Inc. certain assets of a commercial trade exchange network including a membership list of approximately two thousand member businesses which increased our Marketplace to approximately 24 thousand member businesses. These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. The acquisition cost included:

a)	USD in the amount of $2,000 paid to Intagio

b)	Acquisition costs of $47

c)	A secured promissory note in the amount of $1,137 due to the seller with interest at the rate of 8.00% and twenty-four equal monthly payments of $51.

d)	If and to the extent we achieve certain revenue targets during the four fiscal quarters beginning August 1, 2008, additional USD payments totaling up to $150.

To fund the $2,000 USD payment, we utilized $1,700 from our cash and cash equivalent balances and borrowed $300 on our line of credit. During the first quarter of 2008, we repaid the $300 balance on our line of credit in full and there was no balance outstanding as of October 31, 2007.

As of October 31, 2007, we have repaid $132 on the promissory note. Future minimum commitments under the promissory note are as follows:

Year ending July 31,
2008 (November - July)	$414
2009	591
Total	$1,005

After the acquisition of the Intagio membership list, we sold three of the newly acquired regions to two existing franchisees in two separate transactions. On August 1, 2007, we sold the greater New York City region comprised of approximately 200 former Intagio member businesses to our existing franchisee in New Jersey for $200. We financed the entire sales price by adding the present value of the payments, $184, to an existing note receivable from the franchisee. We modified the repayment terms accordingly to repay the entire balance in equal payments through 2011. We recorded a reduction of goodwill and membership lists and did not record a gain or loss on this transaction.

On August 20, 2007, we sold the Connecticut and Massachusetts regions comprised of approximately 500 former Intagio member businesses to our existing franchisee in Connecticut for $260. We received $50 of the purchase price in USD and financed the remaining $210 at 7.5% interest with payments in equal installments through 2014. We recorded a reduction of goodwill and membership lists and did not record a gain or loss on this transaction.

The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Cash paid to Intagio	$2,000
Acquisition costs	47
Notes payable assumed	1,137
Total consideration paid	$3,184

Assets Acquired
Membership list	$1,350
Non-compete agreement	210
Accounts receivable	137
Goodwill	1,513
Advance payments	(26)
Total assets	$3,184

The following table represents the pro-forma results of our operations combined with those of Intagio as if we acquired Intagio on August 1, 2006 and includes pro-forma adjustments for revenue and expenses generated by the Intagio assets including the nine employees acquired. Pro-forma adjustments also include: amortization expenses related to the acquired membership list and non-compete agreement, interest on the note payable assumed as part of the purchase price, and estimated income taxes. The results of operations of Intagio for the period from August 1 to October 31, 2007 are already included in our historical results of operations for the three month period ended October 31, 2007. The pro-forma results of operations for the three month period ended October 31, 2006 do not purport to indicate the actual results of operations which would have been achieved had the acquisitions been consummated at the beginning of the period.

Three Months Ended
October 31, 2006
(unaudited)
Revenue	$4,077
Net income	$222

Net income per common share:
Basic	$0.01
Diluted	$0.01

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

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2007, we performed an assessment of our available NOLs. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs. As of October 31, 2007, we have no valuation allowance on available Federal NOLs. The deferred tax assets recorded on our balance sheet as of October 31, 2007 represent our estimate of all deferred tax benefits to be utilized in the current year, 2008, and future periods beyond 2008.

For quarterly reporting purposes, we estimate our federal tax expense using the U.S. federal statutory rate of 34.0%. We accrue for state tax liabilities by analyzing our revenue by state and calculating the applicable tax. Our effective tax rate for the first quarter of 2008, ended October 31, 2007, was 42.4%, compared to 34.0% during the first quarter of 2007 ended October 31, 2006. Our effective tax rate in 2008 differed from the U.S. federal statutory rate of 34.0% due to state income tax expenses. The following table reflects the reconciliation of our income tax expense:

	Three month period ended October 31,
	2007	2006

Income before income taxes	$271	$359
Federal tax expense computed at
the statutory rate of 34%	92	122
State tax expense	23	-
Income tax expense	$115	$122

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). As of October 31, 2007, we have recorded unrecognized tax benefits of $158. Upon adoption, there was no material effect on our results of operations, cash flows or financial condition as a result of implementing FIN 48.

We file income tax returns in the U.S. and Canadian federal jurisdictions as well as various U.S. state jurisdictions. The tax years that remain subject to examination are 2004 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2007, accrued expenses on our consolidated balance sheet included $29 for interest and penalties associated with unrecognized tax benefits, $12 of which was expensed during the quarter ended October 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”). We service our member businesses through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately 24 thousand member businesses (our “members”) to trade goods and services valued at more than $270 million without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2008” for August 1, 2007 to July 31, 2008, “2007” for August 1, 2006 to July 31, 2007). Our fiscal first quarter is from August 1 to October 31 (“first quarter”). We report our results as of the last day of each calendar month (“accounting cycle”).

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

Our revenues for the first quarter of 2008 increased $63,000 or 2% from $3,790,000 to $3,853,000 compared to the same quarter in 2007. Income from operations for the quarter ended October 31, 2007 decreased $23,000 or 8% from $295,000 to $272,000 compared to the same quarter in 2007.

We are seeking to increase our revenues and, correspondingly, our net income by:

•	Encouraging our Brokers to focus on increasing member registrations and USD fee generating transaction volume.

•	Minimizing the barriers to join the Marketplace.

•	Increasing the benefits to members participating in the Marketplace.

•	Improving and enhancing our internet applications.

•	Adding new franchisees.

•	Managing corporate-owned offices.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise noted)

Condensed Results

	Three Months Ended October 31,
	2007	2006
	(unaudited)
Revenue	$3,853	$3,790
Costs and expenses	3,581	3,495
Income from operations	272	295

Net interest	(1)	(6)
Gain on sales of offices, net	-	70

Income before income taxes	271	359

Income tax expense	115	122

Net income	$156	$237

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Average common and equivalent shares:
Basic	17,669	17,841
Diluted	17,880	18,246

Revenue for the quarter ended October 31, 2007 increased by $63 or 2% to $3,853 from $3,790 during the same quarter in the prior year. In the quarter ended October 31, 2006, we generated $357 in revenue (“conversion revenue”) by charging approximately twelve hundred former BXI members, who had positive ITEX dollar account balances, one-time sales transaction fees on their balances in order for them to adopt, for all future transactions, our standard ITEX fee plan where we assess transaction fees on both purchases and sales. The former standard BXI fee plan only assessed transaction fees on purchases. There was no conversion revenue in the quarter ended October 31, 2007. Without the conversion revenue, revenue would have been $3,433 in the quarter ended October 31, 2006, and our revenue from existing operations for the quarter ended October 31, 2007 would have reflected an increase of $420 or 12%. This increase in revenue in the quarter ended October 31, 2007 compared to prior year period includes $287 in revenue generated from our acquisition of Intagio assets, $92 in organic growth from existing operations, $21 in ITEX dollar revenue and $20 from the sale of a new franchise in Washington state.

Income from operations decreased $23 or 8% to $272 from $295 for the quarters ended October 31, 2007 and 2006, respectively. The comparative decrease was primarily due to increases in amortization of intangibles of $62, professional fees of $32, rents of $30, outside services of $24 and Marketplace supplies of $20. These increases were offset by an increase of $63 in revenue and a decrease of $85 in cost of Marketplace revenue. Also, the quarter ended October 31, 2006 included additional one-time conversion income, net of commissions, of $83 as members converted from former BXI fee plans to ITEX fee plans. Without conversion income, comparable income from operations would have reflected an increase of $60 or 28% to $272 from $212 for the quarters ended October 31, 2007 and 2006, respectively.

Income before income taxes decreased $88 or 25% to $271 from $359 for the quarters ended October 31, 2007 and 2006, respectively. This was due to a decrease in operating income of $23 in the first quarter of 2008 and gains on the sales of offices of $70 included in other income in the first quarter of 2007.

Net income for the quarters ended October 31, 2007 and 2006, respectively, decreased $81 or 34% to $156 from $237. Earnings per share for the same quarters remained constant at $0.01 per share.

For more than three years, we have sustained our profitability while acquiring a significant competitor (BXI), acquiring select assets of a second competitor (Intagio), focusing our business model on cashless transaction processing and the support of our franchise network, and eliminating non-essential services. We believe we are providing excellent support to our Brokers in the Marketplace as demonstrated by the positive feedback we received in a Broker survey conducted in the third quarter of 2007. Presently, we continue to be profitable and to generate cash from operating activities.

Growing by acquisition

On August 1, 2007, we acquired from The Intagio Group, Inc., certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses which increased our Marketplace to approximately 24 thousand member businesses and nine former Intagio employees who managed the activity of the two thousand member businesses. These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by existing Brokers.

Revenues from the Intagio acquisition started out slow in August but increased month over month totaling $287 for the first quarter. We attribute the slow August and subsequent increases in revenues to the former Intagio member base becoming integrated into our Marketplace.

We took significant post-acquisition actions to help the success of the Intagio acquisition. After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions. As of the date of this report, we have terminated four of the nine former Intagio employees and added four full-time equivalents in the Intagio regions. We also experienced some typical integration difficulties.

We have retained three Intagio regions to operate as corporate-owned offices (“prototype offices”). In our prototype offices, we intend to implement certain commission structures, test new ancillary charges and pursue other strategies in order to increase revenues and better serve members. If successful in increasing revenues in these regions, we intend to use the prototype offices as a model for our Brokers.

Growing organically

Since the second quarter of 2007, we have undertaken the following revenue-generating efforts:

•
To attract new franchisees we upgraded and expanded the franchise portion of our website, www.itex.com. We identified target markets, provided added detail about our company and business model, and allowed potential franchisees to calculate sample financial forecasts.

•
In order to utilize the bargaining power of our now 24 thousand Marketplace member businesses and their estimated 100 thousand employees, we announced our Executive Privileges Program to our Brokers on March 30, 2007. Subsequently, we added partnerships with several nationally recognized businesses. Our relationships differ from partner to partner. Our primary focus is to provide added benefits to our Marketplace member businesses to help them be successful.

•
We changed the entire appearance of our website, www.itex.com. Our upgraded website has a more casual, community approach conveying to our members the businesses that comprise the Marketplace and the benefits that come with their participation. To add to the community feel, we have expanded the member business profile section of our website to allow business owners to provide personal pictures and tell the Marketplace more about themselves. We believe that seeing the photograph of a business owner and sharing selected personalized information will encourage other Marketplace businesses to conduct transactions with that business in our trading community.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three month periods ended October 31, 2007 and 2006 with amounts expressed as a percentage of total revenues:

	Three Months Ended October 31,
	2008		2007
	(unaudited)
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue	$3,832	99%	$3,790	100%
ITEX dollar revenue	21	1%	-	0%
	3,853	100%	3,790	100%
Costs and expenses:
Cost of Marketplace revenue	2,498	65%	2,583	68%
Salaries, wages and employee
benefits	372	10%	391	10%
Selling, general and
administrative	573	15%	450	12%
Depreciation and amortization	138	4%	71	2%
	3,581	93%	3,495	92%
Income from operations	272	7%	295	8%
Other income, net	(1)	0%	64	2%
Income before income taxes	271	7%	359	9%
Income tax expense	115	3%	122	3%
Net income	$156	4%	$237	6%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments. The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended October 31,
	2007	2006
	(unaudited)
Broker offices:
Association fees	$1,037	$982
Transaction fees	2,463	2,822
Other fees	126	(14)

Prototype offices:
Association fees	72	-
Transaction fees	132	-
Other fees	2	-
	$3,832	$3,790

Marketplace revenue for the quarter ended October 31, 2007 increased by $42 or 1% to $3,832 from $3,790 during the same quarter in the prior year. Though transaction fee revenue decreased by $359 or 13%, transaction fee revenue in the quarter ended October 31, 2006 includes $357 in conversion revenue. There was no conversion revenue in the quarter ended October 31, 2007. Without the conversion revenue, transaction fee revenue would have been $2,465 in the quarter ended October 31, 2006, and our transaction fee revenue from existing operations for the quarter ended October 31, 2007 would have reflected a decrease of $2 or 0% and our total Marketplace revenue would have reflected an increase of $399 or 12%. This increase in total Marketplace revenue in the quarter ended October 31, 2007 compared to prior year period includes $287 in revenue generated from our acquisition of Intagio assets (which includes $206 from our ongoing prototype offices), $92 in organic growth from existing operations and $20 from the sale of a new franchise in Washington state.

ITEX Dollar Revenue

We take extensive measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:

•
Employees, approved on a case by case basis by management, may only participate in the Marketplace with certain controls such as they must have a fee paying account and must maintain a positive ITEX dollar balance in their account.

•	All ITEX dollar purchases for corporate purposes are approved by senior management.

•	We do not purchase inventory from members for the purpose of resale, nor do we participate as a seller in the Marketplace to generate transaction volume.

•	We do not sell or purchase ITEX dollars for USD.

As described below in Accounting for ITEX Dollar Activities, primarily, we receive ITEX dollars from members’ transaction fees, association fees, and other member fees. We expend ITEX dollars by revenue sharing association fees and transaction fees with our Broker Network, and for general Marketplace costs. ITEX dollars are only usable in our Marketplace.

Historically, we have not reported ITEX dollar activity in our financial statements because we concluded that our ITEX dollars do not have readily determinable fair values or because those costs were de minimus. However, as described above in “Growing by acquisition”, beginning in the first quarter of 2008, we began generating ITEX dollars from our prototype offices. Since we operate the prototype offices with our own employees, we do not expend any portion of the ITEX dollars earned back as commissions as we do with our Brokers.

In the first quarter of 2008, we spent a more than de minimus amount of ITEX dollars in the Marketplace for our corporate needs. In doing so, we received certain products or services at prices comparable to what we would have expended had we paid in USD. We recorded $21 and $0 as ITEX dollar revenue for the three month periods ended October 31, 2007 and 2006, respectively. The corresponding ITEX dollar expenses in the first quarter of 2008 were for legal and miscellaneous expenses as well as employee benefits. We may increase ITEX dollar expenses for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to Brokers, salaries and employee benefits of our prototype offices and expenses directly correlated to Marketplace revenue. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended October 31,
		% of		% of
		Marketplace		Marketplace
	2007	Revenue	2006	Revenue
	(unaudited)
Association fee commissions	$426	11%	$401	11%
Transaction fee commissions	1,840	48%	2,081	55%
Prototype office salaries,
wages and employee benefits	135	4%	-	0%
Other Marketplace expenses	97	3%	101	3%
	$2,498	65%	$2,583	68%

Cost of Marketplace revenue decreased by $85 or 3% to $2,498 from $2,583 for the three month periods ended October 31, 2007 and 2006, respectively. The decrease primarily relates to $274 transaction fee commissions on one-time conversion revenue included in the first quarter of 2007. The transaction fee commission decreases were offset to a lesser extent by the inclusion of $135 of prototype office salaries, wages and employee benefits acquired as part of our Intagio acquisition in the first quarter of 2008.

The following shows the commissions and prototype office salaries, wages and employee benefits separately as a percent of their related revenue:

	Three Months Ended October 31,
		% of		% of
		Related		Related
	2007	Revenue	2006	Revenue
	(unaudited)
Association fee commissions	$426	41%	$401	41%
Transaction fee commissions	1,840	75%	2,081	74%
Prototype office salaries,
wages and employee benefits	135	66%	-	0%

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended October 31,
		% of		% of
		Total		Total
	2007	Revenue	2006	Revenue
	(unaudited)
Salaries, wages and employee
benefits	$372	10%	$391	10%

Salaries, wages and employee benefits expense decreased by $19 or 5% to $372 from $391 for the quarters ended October 31, 2007 and 2006, respectively. This was primarily caused by a decrease of $15 for temporary labor.

Selling, General and Administrative

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended October 31,
		% of		% of
		Total		Total
	2007	Revenue	2006	Revenue
	(unaudited)
Selling, general and
administrative	$573	15%	$450	12%

Selling, general and administrative increased by $123 or 27% to $573 from $450 for the quarters ended October 31, 2007 and 2006, respectively. Items contributing to the increase included: $32 for audits and SEC filings, $24 related to outside services for our revenue generating projects, $22 for supplies and expenses provided to our Brokers, $20 for ITEX dollar expenses, $18 for our prototype office rents, and $12 for our corporate office rent in our new location.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangibles. Comparative results are as follows:

	Three Months Ended October 31,
		% of		% of
		Total		Total
	2007	Revenue	2006	Revenue
	(unaudited)

Depreciation and amortization	$138	4%	$71	2%

Depreciation and amortization increased by $67 or 94% to $138 from $71 for the quarters ended October 31, 2007 and 2006, respectively. Amortization of our membership lists increased by $32 primarily due to the amortization of our newly acquired Intagio membership list. Additionally, we amortized $26 of our non-compete agreement acquired from Intagio in the first quarter of 2008.

Other Income (Expense)

Comparative results are as follows:

	Three Months Ended October 31,
		% of		% of
		Total		Total
	2007	Revenue	2006	Revenue
	(unaudited)
Interest income	$22	1%	$22	1%
Interest expense	(23)	-1%	(28)	-1%
Gain on sale of offices, net	-	0%	70	2%
	$(1)	0%	$64	2%

Other expense for the first quarter of 2008 was $1 as compared to other income of $64 for the same quarter in 2007. Interest income in both quarters primarily includes interest income on notes receivable. Interest expense in 2008 includes interest on notes payable to Intagio and interest on borrowings on our short-term line of credit. Interest expense in 2007 includes interest on our US Bank loan.

Income Taxes

For quarterly reporting purposes, we estimate our federal tax expense using the U.S. federal statutory rate of 34%. We accrue for state tax liabilities by analyzing our revenue by state and calculating the applicable tax.

Comparative results are as follows:

	Three Months Ended October 31,
		% of		% of
		Total		Total
	2007	Revenue	2006	Revenue
	(unaudited)
Income before income taxes	$271	7%	$359	9%
Federal income tax rate	34%		34%
Federal tax expense	92	2%	122	3%
State tax expense	23	1%	-	0%
	$115	3%	$122	3%

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any significant unrecognized tax benefits and there was no material effect on our results of operations, cash flows or financial condition as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are 2003 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 31, 2007, accrued expenses on our consolidated balance sheet included $29 for interest and penalties associated with unrecognized tax benefits, $12 of which was expensed during the quarter ended October 31, 2007.

FINANCIAL CONDITION (in thousands)

Our total assets were $15,290 and $14,304 at October 31, 2007 and July 31, 2007, respectively, representing an increase of $986 or 7%. This increase resulted primarily from an increase of $1,317 in goodwill, $1,227 in intangible assets, and $361 in notes receivable corporate office sales resulting from the acquisition of Intagio assets, net of subsequent sales. These increases were substantially offset by a decrease of $1,499 in cash and cash equivalents because we used $2,000 as partial payment to Intagio in the Intagio acquisition, and a decrease of $278 in accounts receivable.

Accounts receivable balances, net of allowances of $723 and $265, were $835 and $1,113 as of October 31, 2007 and July 31, 2007, respectively. Comparative results are as follows:

		% of Gross		% of Gross
	October 31, 2007	Accounts		Accounts
	(Unaudited)	Receivable	July 31, 2007	Receivable
Gross accounts receivable	$1,558	100%	$1,378	100%
Less: allowance	723	46%	265	19%
Net accounts receivable	$835	54%	$1,113	81%

Gross accounts receivable increased by $180 or 13% due primarily to the acquired Intagio assets while net accounts receivable decreased by $278 or 25% because of an increase in the accounts receivable allowance of $458. As of October 31, 2007, our accounts receivable balances excluding those added as a result of the Intagio acquisition were older as compared with the balances at July 31, 2007. We increased our allowance accordingly by $220. We attribute this to extending the time allowed to collect receivables before we write them off. As of October 31, 2007, accounts receivable related to the Intagio acquisition contributed $300 to gross accounts receivable and $238 to our allowance on accounts receivable.

Our total current liabilities were $2,484 and $1,955 at October 31, 2007 and July 31, 2007, respectively, representing an increase of $529 or 27%. The increase is due primarily to the current portion of a new note payable of $557 to Intagio as part of the Intagio asset acquisition.

Our stockholders’ equity increased $11 or 0% to $12,341 at October 31, 2007, compared to $12,330 at July 31, 2007. For more than four years our stockholders’ equity has increased each and every quarter. On average our stockholders’ equity has increased 21% on average per quarter.

Changes in cash and cash equivalents were as follows (in thousands):

	Three Months Ended October 31,
	2007	2006
	(unaudited)
Cash provided by operating activities	$767	$944
Cash provided by (used in) investing activities	(1,972)	451
Cash used by financing activities	(294)	(749)
Increase (decrease) in cash	$(1,499)	$646

We have financed our ongoing operations over the last several years primarily with cash provided by operating activities. In the first quarter of 2008, we received $767 from operating activities.

Our business model has proven to be successful in generating free cash flow from operating activities. This positive cash flow enabled us, in large part, to complete the acquisition of the Intagio assets. We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements including repayment of debt incurred in the Intagio acquisition.

As part of our contemplated future expansion activities we may continue to seek to acquire certain competitors or companies that have a subscription and/or transaction-based business-to-business model. While we are able to generate cash from our operating activities, we do not expect that it would be adequate for the types of acquisitions we would consider. If we do pursue an appropriate acquisition, we may seek to finance a portion of the acquisition cost.

Inflation has not had a significant impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the quarter ended October 31, 2007, our operating activities provided $767 compared to $944 provided from the same quarter in the prior year, a decrease of $177 or 19%. This was primarily due to the timing of our payroll and commission payments. We make those payments in two tranches, the first approximately one week after the end of our operating cycle and the second approximately two weeks later. In 2007, the first of those tranches was paid on the first day of the second quarter, November 1, 2006. However, each year we divide our operations into 13 operating cycles each lasting 28 days for a total of 364 days per year. Our operating cycle in the first quarter of 2008 ended one day earlier than it did in the first quarter of 2007. Subsequently, the first tranche of our payroll and commission payments of $364 was made on the last day of the quarter, October 31, 2007. Excluding the one day timing difference of payroll and commission payments, our cash provided from operating activities would have been $1,131 in the first quarter of 2008, a $187 or 20% increase over the $944 in the same period in 2007.

Investing Activities

For the quarter ended October 31, 2007, our investing activities used $1,972 in the current quarter compared to cash provided by investing activities of $451 in the same quarter of the prior year, a decrease of $2,423. Primarily, this was caused by a $2,000 payment to Intagio in connection with our acquisition of Intagio assets. Additionally, in the quarter ended October 31, 2006, cash provided by investing activities was unusually high because of an accelerated $328 payment we received on a note receivable - corporate office sales in connection with an office sale.

Financing Activities

For the quarter ended October 31, 2007, cash used for our financing activities was $294 compared to $749 used in the same quarter in the prior year, a decrease of $455 or 61%. In the current quarter we re-purchased and retired common stock for $162 and made principal payments on our note payable to Intagio in connection with the Intagio acquisition of $132. In the same quarter of the prior year, the entire $749 related to principal payments on our US Bank loan.

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution with a maturity date of November 30, 2008. During the current quarter, we used this line of credit for a short-term cash need and incurred approximately $1 interest before we repaid it in full. There is no outstanding balance as of October 31, 2007. We may utilize this credit facility for short-term needs in the future.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2007 annual report on Form 10-KSB.

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

Our largest sources of revenues are transaction fees and association fees. We generally charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also generally charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction. Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, finance charges and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) or by check. Currently, approximately 73% of member payments are made through EFT or by credit cards using our Autopay System. If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

As discussed below, we generally do not record revenues or expenses in our financial statements for ITEX dollars we receive from or expend to members or Brokers, but we do record revenues and expenses for ITEX dollars we spend on various products or services where the value of those ITEX dollars is readily determinable (see below, “Accounting for ITEX Dollar Activity”). Comparative results are as follows (in thousands):

ITEX Dollar Summary	Three Months Ended October 31,
	2007	2006
	(unaudited)
Fees received	$1,455	$1,284
Expenditures	1,262	1,268
Increase	$193	$16

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

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees. We expend ITEX dollars on revenue sharing association fees and transaction fees with our Broker Network, and for general Marketplace costs. Our policy is to record transactions at the fair value of products or services received when those values are readily determinable. Most of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered which we have determined to be zero.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with Brokers for transaction fees and association fees;

•	Incentives to Brokers for registering new members in the Marketplace;

•	Resolution of member disputes, essentially reimbursing the members for some or all of their ITEX dollars spent on a transaction in which the member is dissatisfied.

We believe that the fair value of these items lack readily determinable fair values for several reasons. Under APB 29, fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value. If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. Because substantially all items upon which we expend ITEX dollars do not have readily determinable fair values, we have determined that meeting all of the required criteria for revenue recognition generally does not exist.

Because of all the above stated reasons, we believe that most of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered, which was zero. However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values. Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

Accounting for Income Taxes

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

We also account for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in an audit based on the technical merits of the position.

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

On October 31, 2007, we had NOLs of approximately $19,362 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at October 31, 2007 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2008.

Accounting for Acquisitions

We account for acquisitions as a purchase in accordance with the provisions of SFAS 141, Business Combinations. We report all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses through amortization charges over the estimated useful life of each separate intangible asset. Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

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

Recent Accounting Pronouncements

In August 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any significant unrecognized tax benefits and there was no material effect on our results of operations, cash flows or financial condition as a result of implementing FIN 48.

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

In the first quarter of 2008, we increased revenues through organic growth and by acquiring the Intagio assets. While our revenues increased in the quarter ended October 31, 2007, our revenues declined by 3% in the year ended July 31, 2007. We cannot assure you that our revenues will continue to increase in future quarters. We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available. We have sustained profitable operations for more than four years. However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash and cash equivalent balances and cash flows from operations provide adequate resources to fund our ongoing operating requirements, we have limited funds and have incurred recent contractual obligations. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities. We believe our core operations reflect a scalable business strategy which will allow our business model to be executed with limited outside financing. However, we also may seek to acquire certain competitors. We have a line of credit with our primary banking institution which will provide additional reserve capacity for general corporate and working capital purposes and, if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are substantially dependent on our Broker Network.

Our success depends on our ability to expand, retain and enhance our Broker Network. We look to our Broker Network to enroll new Marketplace members, train them in the use of the Marketplace, facilitate business among members, provide members with information about Marketplace products and services and assure the payment of our dues and fees. Brokers have a contractual relationship with ITEX typically for a renewable three or five-year term. There can be no assurance that our Brokers will continue to participate in the Marketplace or that we will be able to attract new franchisees at rates sufficient to maintain a stable or growing revenue base. We depend on the ability of our Brokers to expand the number of members and the volume of transactions through the Marketplace. We cannot assure you that the market for our products and services will continue to develop as expected. If our industry does not grow, becomes saturated with competitors, if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the Marketplace, the overall share of the market handled by our Broker Network could be reduced. Consequently our business operating results and financial condition may be materially adversely affected.

We are dependent on the value of foreign currency

We transact business in Canadian dollars as well as US dollars. In the three month period ended October 31, 2007, approximately 8% of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies. We completed our acquisition of BXI in 2005 and the Intagio assets on August 1, 2007. We have evaluated, and expect to continue to evaluate, other potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

ITEM 1. LEGAL PROCEEDINGS

See Note 8 - Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the quarter ended October 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/01/07 - 8/31/07	-	-	-	-
9/01/07 - 9/30/07	10,000	$0.84	-	-
10/01/07 - 10/31/07	192,384	$0.80	-	-

(1) Privately negotiated repurchases of our common stock from certain stockholders.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION (Registrant)

Date: December 12, 2007	By:	/s/ Steven White
Steven White Chief Executive Officer Interim Chief Financial Officer