Form 10-Q
period 2008-01-31
ITEX CORP
filed 2008-03-03
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of January 31, 2008, we had 17,816,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2008

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In United States dollars in thousands, except par value)

	January 31, 2008	July 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,091	$1,753
Accounts receivable, net of allowance of $644 and $265	823	1,113
Prepaid expenses	211	141
Loans and advances	71	94
Deferred tax asset	614	614
Notes receivable - corporate office sales	219	202
Other current assets	13	19
Total current assets	3,042	3,936

Property and equipment, net of accumulated depreciation of $114 and $85	137	133
Goodwill	3,093	1,740
Deferred tax asset, net of current portion	6,481	6,735
Intangible assets, net of amortization of $778 and $521	2,081	991
Notes receivable - corporate office sales, net of current portion	976	680
Investment	30	-
Other long-term assets	39	89
Total assets	$15,879	$14,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	$167	$122
Commissions payable to brokers	435	-
Accrued commissions to brokers	1,008	1,287
Accrued expenses	426	333
Deferred revenue	63	98
Advance payments	143	115
Current portion of notes payable	568	-
Total current liabilities	2,810	1,955

Long-term liabilities:
Notes payable, net of current portion	301	-
Other long-term liabilities	14	19
Total Liabilities	3,125	1,974

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,816 and 17,929 shares issued and outstanding, respectively	178	179
Additional paid-in capital	28,904	28,981
Unearned stock compensation	(96)	(129)
Accumulated deficit	(16,232)	(16,701)
Total stockholders' equity	12,754	12,330

Total liabilities and stockholders’ equity	$15,879	$14,304

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In United States dollars and ITEX dollars in thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Marketplace revenue	$4,136	$3,665	$7,968	$7,455
ITEX dollar revenue	39	-	60	-
	4,175	3,665	8,028	7,455

Costs and expenses:
Cost of Marketplace revenue	2,756	2,470	5,254	5,053
Corporate salaries, wages and employee
benefits	413	369	785	760
Selling, general and administrative	373	224	946	674
Depreciation and amortization	151	74	289	145
	3,693	3,137	7,274	6,632

Income from operations	482	528	754	823

Other income (expense):
Net interest	6	23	5	17
Gain on sale of offices, net	-	-	-	70
Other	-	(1)	-	(1)
	6	22	5	86

Income before income taxes	488	550	759	909

Income tax expense	175	215	290	337

Net income	$313	$335	$469	$572

Net income per common share:
Basic	$0.02	$0.02	$0.03	$0.03
Diluted	$0.02	$0.02	$0.03	$0.03

Average common and equivalent shares:
Basic	17,567	17,885	17,618	17,863
Diluted	17,754	18,264	17,817	18,255

Supplemental information:
ITEX dollar activity included in costs and expenses:
Cost of Marketplace revenue	$-	$-	$-	$-
Corporate salaries, wages and employee benefits	-	-	1	-
Selling, general and administrative	39	-	59	-
Depreciation and amortization	-	-	-	-

	$39	$-	$60	$-

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2008
(In United States dollars in thousands) (Unaudited)
	Common Stock		Additional paid	Unearned	Accumulated
	Shares	Amount	in capital	Compensation	deficit	Total

Balance, July 31, 2007	17,929	$179	$28,981	$(129)	$(16,701)	$12,330

Stock based Board of Directors compensation	90	1	83			84

Repurchase and retirement of common stock	(203)	(2)	(160)			(162)

Stock based employee compensation				33		33

Net income					469	469

Balance, January 31, 2008	17,816	$178	$28,904	$(96)	$(16,232)	$12,754

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In United States dollars in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313	$335	$469	$572
Items to reconcile to net cash provided by operations:
Depreciation and amortization	151	74	288	145
Disposal of equipment	2	-	2	-
Stock-based compensation	38	45	86	90
Increase (decrease) in allowance for uncollectible receivables	(79)	(109)	141	94
Decrease in deferred income taxes	171	173	254	295
Recognition of imputed interest	(3)	(3)	(6)	(8)
Gain on sale of offices	-	-	-	(70)
Amortization of loan issuance costs	-	-	-	24
Changes in operating assets and liabilities:
Accounts receivable	91	233	286	258
Prepaid expenses	17	(15)	(2)	(29)
Other current assets	3	(3)	6	(18)
Accounts and other expenses payable	-	(149)	45	(53)
Commissions payable to brokers	159	(276)	435	383
Accrued commissions to brokers	203	109	(279)	(207)
Accrued expenses	(18)	14	98	(88)
Deferred revenue	(9)	(29)	(35)	(71)
Long-term liabilities	(3)	23	(5)	23
Advance payments	(18)	1	2	27
Net cash provided by operating activities	1,018	423	1,785	1,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition	-	-	(2,000)
Acquisition costs	(9)	-	(56)
Business sales	-	-	50
Investment in a blogging technology company	(30)	-	(30)
Payments received from notes receivable - corporate office sales	51	75	87	569
Payments received from loans	62	60	168	138
Advances on loans	(68)	(121)	(124)	(204)
BXI earnout	(38)	-	(76)	(33)
Purchase of property and equipment	(13)	(56)	(36)	(61)
Net cash used in investing activities	(45)	(42)	(2,017)	409

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(136)	-	(268)	(749)
Repurchase of common stock	-	(296)	(162)	(296)
Net cash used in financing activities	(136)	(296)	(430)	(1,045)

Net increase in cash	837	85	(662)	731
Cash at beginning of period	254	960	1,753	314
Cash at end of period	$1,091	$1,045	$1,091	$1,045

Supplemental cash flow information:
Cash paid for interest	19	-	42	93
Cash paid for taxes	27	31	74	97

Supplemental non-cash investing activities:
Intagio acquisition (Note 11)

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In thousands (except per share amounts)

NOTE 1 – DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “Broker”, and together, the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Long-Lived Assets

In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily at the market values of the assets, when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired. If impairment is deemed to have occurred, we then consider the undiscounted future cash flows to determine if an adjustment is appropriate. In our most recent review conducted in the fourth quarter of 2007, we determined no impairment was appropriate. We have not identified any events since the fourth quarter of 2007 that would require us to reassess impairment of our long-lived assets.

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We analyzed goodwill as of July 31, 2007 and we did not identify any impairment. We have not identified any events since the July 31, 2007 that would require us to reassess the recoverability of our goodwill.

Intangible Assets

Upon acquisition, we amortize costs of acquired intangible assets using the straight-line method over the contractual life of two years for non-compete agreements and the estimated life of six years for membership lists. We periodically assess the remaining amortizable life when events or circumstances may warrant a revision to such lives.

Revenue Recognition

We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD” or “Cash”). We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by personal check. Currently, approximately 86% of member payments are made through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

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

We also account for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). Under the provisions of FIN 48, we recognize the tax benefits of tax positions only if it is more like than not that the tax positions will be sustained, upon examination by the applicable taxing authorities, based on the technical merits of the positions. FIN 48 also requires that we record potential interest and penalties associated with our tax positions. We have opted to record interest and penalties as a component of income tax expense.

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

Contingencies

In the normal course of our business we are periodically involved in litigation or claims. We follow the provisions of SFAS 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters when incurred.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, August 1, 2009, the beginning of our fiscal 2010 reporting periods.  SFAS No. 141R will apply prospectively to our business combinations completed on or after August 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting requirements for minority interests. Under the provisions of SFAS No. 160, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions. In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated statement of operations.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings. SFAS No. 160 is effective for us on, but not before, August 1, 2009, the beginning of our fiscal 2010 reporting periods.  SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on our results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for us on August 1, 2008, the beginning of our fiscal 2009 reporting periods. We are currently evaluating whether to adopt SFAS 159 and, if so, the impact of the adoption of SFAS 159 on our results of operations, cash flows and financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for us is effective for us on August 1, 2008, the beginning of our fiscal 2009 reporting periods. We are currently evaluating the impact of the adoption of SFAS 157 on our results of operations, cash flows and financial position.

NOTE 2 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

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

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for January 31, 2008 and July 31, 2007 was 14 days and 26 days, respectively. In July 2007, the 26 day difference allowed time to pay both tranches of the commissions payable to brokers leaving $0 payable at July 31, 2007. At January 31, 2008, the second tranche of commissions payable to brokers for the operating period ended February 7, 2008 had not yet been made so the consolidated balance sheet shows commissions payable to brokers of $435.

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

In the first quarter of 2008, we purchased a membership list, representing approximately two thousand member businesses, from Intagio (see Note 11 – Intagio Acquisition). These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. We retained three of these regions as new corporate owned offices. We combined and sold two of the regions we acquired in the Intagio asset purchase to an existing franchisee for $100 ITEX dollars plus $260 USD composed of a one-time payment of $50 and a note receivable for $210 with a term of approximately seven years. Additionally, we sold a region acquired in the Intagio asset purchase for $200 to an existing franchisee who already had one of the notes receivable issued in 2004. Operating cycle payments remain the same on the note, but we extended the term to account for the $200 purchase price. Originally, the payoff date of the note was scheduled to be 2009, but after the sale, the payoff date of the note increased to 2011. We increased the principal due on that note by the present value of the payments equal to $184.

The aggregate total owed to us on January 31, 2008 is $1,195. Balances owed range from $13 to $356. Payoff dates for the notes range from 2011 to 2016.

Original Principal		Balance
Balance on 2004	Principal Additions	Receivable at		Long-Term
Notes	in 2008	January 31, 2008	Current Portion	Portion
$2,695	$394	$1,195	$219	$976

The activity for the first six months of 2008 was as follows:

Balance at July 31, 2007	$882
Additions from sales of Intagio regions	394
Interest income at stated rates	15
Imputed interest income	3
Payments received	(51)
Balance at October 31, 2007	$1,243
Interest income at stated rates	19
Imputed interest income	3
Payments received	(70)
Balance at January 31, 2008	$1,195

NOTE 4 - INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005. We acquired an additional membership list from a franchisee in the fourth quarter of 2007. In connection with our asset acquisition from Intagio in the first quarter of 2008 (see Note 11 – Intagio Acquision), we acquired an additional membership list and a non-compete agreement. We subsequently sold part of the membership list. Changes in the carrying amount of the intangible assets are summarized as follows:

			Total
	Membership	Non-Compete	Intagible
	Lists	Agreement	Assets
Balance as of July 31, 2007	$991	$-	$991
Additions from Intagio acquisition	1,350	210	1,560
Sales of certain regions acquired in the Intagio acquisition	(213)	-	(213)
Amortization	(94)	(26)	(120)
Balance as of October 31, 2007	$2,034	$184	$2,218

Amortization	(110)	(27)	(137)
Balance as of January 31, 2008	$1,924	$157	$2,081

The related amortization expense reflected in our results of operations totaled $137 and $256, respectively, for the three and six month periods ended January 31, 2008.

Estimated amortization expense for the remainder of 2008 and annually for the remaining useful life is as follows:

		Non-Compete
	Membership List	Agreement
Year ending July 31,	Amoritization	Amoritization	Total Amoritization

2008 (February - July)	$221	$53	$274
2009	441	104	545
2010	441	-	441
2011	421	-	421
2012	192	-	192
2013	192	-	192
2014	16	-	16
Total	$1,924	$157	$2,081

NOTE 5 – GOODWILL

As a result of our acquisition of BXI in the fourth quarter of 2005, we recorded $1,689 in goodwill. In the first quarter of 2008, we recorded an additional $1,466 in goodwill as a result of our asset purchase from Intagio as well as an additional $47 for acquisition costs. We subsequently reduced goodwill by $231 for sales of certain assets to existing franchisees (see Note 11 – Intagio Acquisition). Pursuant to the terms of the BXI Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first twelve full quarters following the signing of the Merger Agreement, a maximum of $450 additional payments may be payable based on earnings over these quarters (“BXI earnout”). The BXI earnout is calculated on quarterly revenue in excess of $3,000 less certain legal expenses. The maximum quarterly BXI earnout payment before deductions is $38. The BXI earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI legal claims we assumed. Pursuant to the terms of the Asset Purchase Agreement dated July 25, 2007 with Intagio, we entered into an additional, but separate, earnout agreement with all of the same provisions of the BXI earnout except for the term and the payment reduction for amounts spent on legal claims (“Intagio earnout”). The Intagio earnout is not concurrent with the BXI earnout. Instead, the Intagio earnout period begins when the BXI earnout ends on July 31, 2008. The Intagio earnout term is four full quarters ending July 31, 2009. Payments on the Intagio earnout could be a maximum of $150. Total BXI earnout payments we have made since the acquisition were $226. As of January 31, 2008, maximum remaining combined future payments on both earnout agreements is $225.

Changes to goodwill for the first quarter of 2008 were as follows:

Balance as of July 31, 2007	$1,740
Adjustments for BXI legal claims	(3)
Additions from the Intagio acquisition	1,513
Sales of certain regions acquired in the Intagio acquisition	(231)
BXI earnout payment	38
Balance as of October 31, 2007	$3,057

Adjustments for BXI legal claims	(2)
BXI earnout payment	38
Balance as of January 31, 2008	$3,093

NOTE 6 – COMMITMENTS

We utilize leased facilities in the normal course of our business. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The only leases not under month to month renewal terms is for our executive office space and our prototype office in Ohio. As of January 31, 2008, the future minimum commitments in both United States dollars (“U.S. dollars”) and ITEX dollars under these operating leases are as follows:

	Executive office		Prototype office		Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009

Lease commitments for	U.S.	ITEX	U.S.	ITEX	U.S.	ITEX
the year ending July 31,	dollars	dollars	dollars	dollars	dollars	dollars
2008 (February - July)	$77	$-	$11	$6	$88	$6
2009	155	-	18	10	173	10
2010	116	-	-	-	116	-

Total	$348	$-	$29	$16	$377	$16

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and three prototype offices for the three and six month periods ended January 31, 2008 was $57 and $111, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of January 31, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications
	and data		Promotion and
	communications		advertising		Total
Purchase commitments for	U.S.	ITEX	U.S.	ITEX	U.S.	ITEX
the year ending July 31,	dollars	dollars	dollars	dollars	dollars	dollars
2008 (February - July)	$21	$-	$12	$47	$33	$47
2009	27	-	-	20	27	20
Thereafter	-	-	-	-	-	-
Total	$48	$-	$12	$67	$60	$67

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, US Bank. In the first quarter of 2008, US Bank extended the maturity date of this short-term debt facility for an additional year to November 30, 2008. We had no borrowings under this line of credit during the second quarter of 2008. During the first quarter of 2008, we borrowed and repaid $300 to fund the Intagio asset acquisition (see
Note 11 – Intagio Acquisition). Additionally during the first quarter of 2008, we borrowed and repaid $110 and $100, respectively to meet our short term cash flow needs. There is no outstanding balance under this line of credit as of January 31, 2008. We may utilize this credit facility for short-term needs in the future.

On August 1, 2007, we incurred a $1,137 note payable from The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments. Our total principal repayments during the first three and six month periods of 2008 were $136 and $268, respectively.

NOTE 8 – SHARE-BASED COMPENSATION

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

In January 2008 and 2007,we issued 30 and 40 shares, respectively, of fully vested common stock to each of our three directors. We issued these shares, an aggregate total of 90 and 120, respectively, as compensation for the directors’ service to ITEX Corporation during the calendar years of 2008 and 2007. The fair value of these shares was $84 and $83, respectively. We defer the value of issued shares as a component of prepaid expenses and amortize the expense over the directors’ service period.

As of January 31, 2008, there were no common stock options outstanding. There are 285 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
			Options
	Available	Shares Granted	Granted
Balance at July 31, 2007	375	1,625	-

Granted	(90)	90	-
Forfeited	-	-	-

Balance at January 31, 2008	285	1,715	-

Vesting as of January 31, 2008
Shares Vested		1,513	-
Shares Unvested		202	-
Balance at January 31, 2008		1,715	-

We recorded the following in stock based compensation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007

Stock based compensation	$38	$45	$86	$90

NOTE 9 – STOCKHOLDERS’ EQUITY

In the second quarter of 2008 and 2007, we issued 90 and 120 shares, respectively, of common stock in connection with share-based compensation arrangements described in Note 8 – Share-Base Compensation. In connection with the 2008 grants, we increased common stock by $1 and additional paid-in capital by $83. The effect of the 2007 grants was an increase of $1 to common stock and $82 to additional paid-in capital.

During the first quarter of 2008, we repurchased and retired 203 shares of common stock for a total cost of $162. As a result, we decreased common stock by $2 and decreased additional paid-in capital by $160.

During the second quarter of 2007, we repurchased and retired 400 shares of common stock for a total cost of $296. As a result, we decreased common stock by $4 and decreased additional paid-in capital by $292.

As a result of stock granted to employees prior to 2007 and vesting over various terms, we amortized $17 and $33, respectively, of unearned stock compensation in the three and six month periods ended January 31, 2008.

NOTE 10 – LEGAL PROCEEDINGS

In September 2006, we filed a complaint for defamation, tortuous interference with business expectancies, civil conspiracy and unfair competition (ITEX Corporation v. Douglas Stambler et. al.; Superior Court, State of Washington, Spokane County; Case N0. 61-0041). To attempt to resolve a disputed Marketplace transaction, the defendants initiated a campaign to harm ITEX with false, misleading and harassing communications to ITEX and certain of our employees, brokers, directors, officers, legal counsel, and Marketplace members. Our complaint sought unspecified damages. In addition, we filed and received an anti-harassment order against one defendant. In January 2008, we dismissed the complaint upon execution of a stipulated judgment payable to us by a defendant in the amount of $100. We have agreed to not seek payment of the judgment as long as the defendant refrains from making any public statements regarding ITEX or our employees, brokers, officers, directors, legal counsel or Marketplace members and from making any contact with ITEX, our employees, officers, directors, brokers, and Marketplace members.

In October 2005, we were served with a statement of claim in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3). Plaintiff seeks damages from us for alleged fraud or deceit or breach of contract in the amount of $1,300 Canadian. The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered. Except for one transaction representing approximately 26 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace. We intend to seek enforcement of our member agreement which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members. In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in our Trading Rules. In March 2006, the plaintiffs served responding affidavit material. In June 2006, we filed a Supplementary Motion Record with the court requesting that the action be dismissed or stayed and that our costs be reimbursed on the grounds that the corporate status of Wembley had been cancelled at the time it started the action. On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action. The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding. Plaintiffs unsuccessfully appealed this decision. Plaintiff’s solicitor revived Wembley and brought a motion for leave to lift the stay of the action and allow it to proceed. In December 2007, Plaintiff’s motion was heard and the court ruled that it would not lift the stay because the costs awarded by the court in July 2006 have not yet been determined or paid.

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

We will vigorously defend against the lawsuits discussed above. While it is not feasible to predict the exact outcome of the proceedings, in our opinion, none of the foregoing proceedings should ultimately result in any liability that would have a material adverse effect on our results of operations, cash flows or financial position. We have not established any reserves for any potential liability relating to the foregoing litigation matters. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and, generally, payments made in such claims and actions have not been material to our Consolidated Financial Statements.

From time to time we are subject to claims and litigation incurred in the ordinary course of business. In our opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

NOTE 11 – INTAGIO ACQUISITION

On August 1, 2007, we acquired from The Intagio Group, Inc. certain assets of a commercial trade exchange network including a membership list of approximately two thousand member businesses which increased our Marketplace to approximately 24 thousand member businesses. These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. The total acquisition cost included:
1.	USD in the amount of $2,000 paid to Intagio
2.	Third party acquisition related costs of $47
3.	A secured promissory note in the amount of $1,137 due to the seller with interest at the rate of 8.00% and twenty-four equal monthly payments of $51.
4.	If and to the extent we achieve certain revenue targets during the four fiscal quarters beginning August 1, 2008, additional USD payments totaling up to $150.

To fund the $2,000 USD payment, we utilized $1,700 from our cash and cash equivalent balances and borrowed $300 on our line of credit. During the first quarter of 2008, we repaid the $300 balance on our line of credit in full and there was no balance outstanding as of January 31, 2008.

As of January 31, 2008, we have repaid $267 on the promissory note. Future minimum commitments under the promissory note are as follows:

Year ending July 31,

2008 (February - July)	$278
2009	591

Total	$869

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

NOTE 12 – INCOME TAXES

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

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2007, we performed an assessment of our available NOLs. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs. As of January 31, 2008, we have no valuation allowance on available Federal NOLs. The deferred tax assets recorded on our balance sheet as of January 31, 2008 represent our estimate of all deferred tax benefits to be utilized in the current year, 2008, and future periods beyond 2008.

For reporting purposes, our effective tax rate was 35.8% and 38.2%, respectively, for the three and six month periods ended January 31, 2008. Our effective tax rates differ from the United States federal statutory rate of 34% primarily due to state income taxes, certain permanent differences and other items. We accrue for state tax liabilities by analyzing our revenue by state and calculating the applicable tax. The following table reflects the reconciliation of our income tax expense:

	Three Months Ended January 31,				Six Months Ended January 31,
	2008		2007		2008		2007

Income before income taxes	$488		$550		$759		$909

Federal tax expense	166	34.0%	187	34.0%	258	34.0%	309	34.0%
State tax expense	12	2.5%	28	5.1%	35	4.6%	28	3.1%
Permanent differences	3	0.6%	-	0.0%	3	0.4%	-	0.0%
Other	(6)	-1.2%	-	0.0%	(6)	-0.8%	-	0.0%
Income tax expense	$175	35.9%	$215	39.1%	$290	38.2%	$337	37.1%

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). As of January 31, 2008, in accordance with FIN 48, we have recorded unrecognized tax benefits of $170.

We file income tax returns in the United States and Canadian federal jurisdictions as well as various United States state jurisdictions. The tax years that remain subject to examination are 2004 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of January 31, 2008, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $170 included $32 for interest and penalties associated with unrecognized tax benefits. We included $3 and $15, respectively, in state tax expense in the three and six month periods ended January 31, 2008.

NOTE 13 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for services. The following summarizes the amounts we paid to these related parties:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Amounts paid to:
A business owned by a member of
our Board of Directors for consulting
services	$-	$-	$-	$7
Businesses owned by relatives of our
employees or contractors	6	7	11	8
A business owned by our CEO and
an employee	-	-	13	-
Total amounts paid to related parties	$6	$7	$24	$15

NOTE 14 – SUBSEQUENT EVENT

On February 1, 2008, we acquired from ATX The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list of approximately four hundred member businesses in the Cleveland, Ohio region. The total acquisition cost included:
a)	USD in the amount of $325 paid to ATX
b)	Third party acquisition related costs of $9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”). We service our member businesses through our independent licensed brokers, area directors and franchise network (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately 24 thousand member businesses (our “members”) to trade goods and services valued at more than $270 million without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

Our revenue for the second quarter of 2008 increased $510,000 or 14% from $3,665,000 to $4,175,000 compared to the same quarter in 2007. Income from operations for the quarter ended January 31, 2008 decreased $46,000 or 9% from $528,000 to $482,000 compared to the same quarter in 2007.

We are seeking to continue to increase our revenue by:

•	Engaging certain advertising and promotions firms to actively promote our Marketplace.
•	Adding industry experienced members to our sales team.
•	Minimizing the barriers to join the Marketplace.
•	Increasing the benefits to members participating in the Marketplace.
•	Improving and enhancing our internet applications.
•	Adding new franchisees.
•	Managing corporate-owned offices.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise noted)

Condensed Results

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue	$4,175	$3,665	$8,028	$7,455
Costs and expenses	3,693	3,137	7,274	6,632
Income from operations	482	528	754	823

Net interest	6	22	5	16
Gain on sales of offices, net	-	-	-	70
Income before income taxes	488	550	759	909

Income tax expense	175	215	290	337

Net income	$313	$335	$469	$572

Net income per common share:
Basic	$0.02	$0.02	$0.03	$0.03
Diluted	$0.02	$0.02	$0.03	$0.03

Average common and equivalent shares:
Basic	17,567	17,885	17,618	17,863
Diluted	17,754	18,264	17,817	18,255

Revenue for the quarter ended January 31, 2008 increased by $510 or 14% to $4,175 from $3,665 for the comparable 2007 quarter. This increase in revenue in the quarter ended January 31, 2008 compared to prior year period includes $352 in revenue generated from our acquisition of Intagio assets, $119 in organic growth from existing operations, and $39 in ITEX dollar revenue. Revenue for the quarters ended January 31, 2008 and 2007, respectively, included new franchise fees of $20.

Revenue for the six month period ended January 31, 2008 increased by $573 or 8% to $8,028 from $7,455 for the comparable 2007 six month period. In the first quarter of 2007, we generated $357 in revenue (“conversion revenue”) by charging approximately twelve hundred former BXI members, who had positive ITEX dollar account balances, one-time sales transaction fees on their balances in order for them to adopt, for all future transactions, our standard ITEX fee plan where we assess transaction fees on both purchases and sales. The former standard BXI fee plan only assessed transaction fees on purchases. There was no conversion revenue in the first quarter of 2008. Without the conversion revenue, revenue would have been $7,098 in the six month period ended January 31, 2007, and our revenue from existing operations for the six month period ended January 31, 2008 would have reflected an increase of $930 or 13%. This increase in revenue in the six month period ended January 31, 2008 compared to prior year period includes $639 in revenue generated from our acquisition of Intagio assets, $211 in organic growth from existing operations, $60 in ITEX dollar revenue and $20 from the sale of a new franchise in Washington state.

Income from operations decreased $46 or 9% to $482 for the quarter ended January 31, 2008 from $528 for the comparable 2007 quarter. Contributing $26 or 5% of the decrease were legal fees and other expenses required to address the unsolicited third-party tender offer to acquire our outstanding common shares. The remaining decrease in income from operations of $20 or 4% was primarily due to increases in amortization of Intagio acquisition related intangibles of $74, bad debt expense of $47, other legal fees of $17, outside services of $13, and personnel expenses of $23 net of decreases in related contractor services. These increases were offset by an increase of $185 in Marketplace revenue net of corresponding costs of Marketplace revenue.

Income from operations decreased $69 or 8% to $754 for the six month period ended January 31, 2008 from $823 for the comparable 2007 six month period. The comparative decrease was primarily due to increases in amortization of intangibles of $133, bad debt expense of $40, professional fees of $39, outside services of $37, rents of $31, net of utilities, legal fees of $24, foreign exchange translation losses of $20, and supplies of $15. These increases were offset by an increase of $312 in Marketplace revenue net of corresponding costs of Marketplace revenue.

Income before income taxes decreased $62 or 11% to $488 for the quarter ended January 31, 2008 from $550 for the comparable 2007 quarter. This was due to a decrease in operating income of $46 in the second quarter of 2008 and a decrease in net interest income of $16 due to lower cash balances as a result of 2008 acquisitions.

Net income decreased $22 or 7% to $313 for the quarter ended January 31, 2008 from $335 for the comparable 2007 quarter. Earnings per share for the same quarters remained constant at $0.02 per share.

For more than four years, we have sustained our profitability while acquiring a significant competitor (BXI), acquiring select assets of a second competitor (Intagio), focusing our business model on cashless transaction processing and the support of our franchise network, and eliminating non-essential services. We believe we are providing excellent support to our Brokers in the Marketplace as demonstrated by the positive feedback we received in a Broker survey conducted in the third quarter of 2007. Presently, we continue to be profitable and to generate cash from operating activities.

Growing by acquisition

On February 1, 2008, we acquired from ATX The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list of approximately four hundred member businesses in the Cleveland, Ohio region.

On August 1, 2007, we acquired from The Intagio Group, Inc., certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses and nine former Intagio employees who managed the activity of the two thousand member businesses. These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by existing Brokers.

Our post-acquisition actions have contributed to the success of the Intagio acquisition. After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions. We subsequently terminated four of the nine former Intagio employees and added four full-time equivalents in the Intagio regions.

We have retained three Intagio regions to operate as corporate-owned offices (“prototype offices”). In our prototype offices, we intend to implement certain commission structures, test new ancillary charges and pursue other strategies in order to increase revenue and better serve members. If successful in increasing revenue and income from operations in these regions, we intend to use the prototype offices as a model for our Brokers. We believe we have successfully managed our prototype offices so far. Revenue from our prototype offices was $256 and $462 in the three and six month periods ended January 31, 2008. Our income from operations benefitted from contributions from prototype offices, excluding amortization of the acquired intangible assets, of $84 and $122 for the three and six month periods ended January 31, 2008.

Revenue from the Intagio acquisition, including the three prototype offices we retained and the two offices we sold, was $352 and $639 in the three and six month periods ended January 31, 2008. Our income from operations benefitted from contributions from the Intagio acquisition, including our prototype offices but excluding amortization of the acquired intangible assets, of $120 and $189 for the three and six month periods ended January 31, 2008.

Growing organically

In the twelve month period ended January 31, 2008, we have undertaken the following revenue-generating efforts:

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

•
We changed the overall appearance of our website, www.itex.com. Our upgraded website has a more casual, community approach conveying to our members the businesses that comprise the Marketplace and the benefits that come with their participation. To add to the community feel, we have expanded the member business profile section of our website to allow business owners to provide personal pictures and tell the Marketplace more about themselves. We believe that this enhanced personalized information will encourage other Marketplace businesses to conduct transactions with that business in our trading community.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three month periods ended January 31, 2008 and 2007 with amounts expressed as a percentage of total revenues:

	Three Months Ended January 31,				Six Months Ended January 31,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue	$4,136	99%	$3,665	100%	$7,968	99%	$7,455	100%
ITEX dollar revenue	39	1%	-	0%	60	1%	-	0%
	4,175	100%	3,665	100%	8,028	100%	7,455	100%
Costs and expenses:
Cost of Marketplace revenue	2,756	66%	2,470	67%	5,254	65%	5,053	68%
Salaries, wages and employee benefits	413	10%	369	10%	785	10%	760	10%
Selling, general and administrative	374	9%	224	6%	947	12%	674	9%
Depreciation and amortization	150	4%	74	2%	288	4%	145	2%
	3,693	88%	3,137	86%	7,274	91%	6,632	89%

Income from operations	482	12%	528	14%	754	9%	823	11%
Other income, net	6	0%	22	1%	5	0%	86	1%

Income before income taxes	488	12%	550	15%	759	9%	909	12%
Income tax expense	175	4%	215	6%	290	4%	337	5%
Net income	$313	7%	$335	9%	$469	6%	$572	8%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments. The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Broker offices:
Association fees	$1,045	$1,001	$2,082	$1,993
Transaction fees	2,786	2,530	5,249	5,352
Other fees	50	134	176	110

Prototype offices:
Association fees	66	-	138	-
Transaction fees	181	-	313	-
Other fees	8	-	10	-
	$4,136	$3,665	$7,968	$7,455

Marketplace revenue for the quarter ended January 31, 2008 increased by $471 or 13% to $4,136 from $3,665 during the same quarter in the prior year. Comparable association fee revenue increased by $44 or 4% and comparable transaction fee revenue increased by $256 or 10%. This increase in total Marketplace revenue in the quarter ended January 31, 2008 compared to prior year period includes $352 in revenue generated from our acquisition of Intagio assets (which includes $255 from our ongoing prototype offices) and $119 in organic growth from existing operations.

Marketplace revenue for the six month period ended January 31, 2008 increased by $513 or 7% to $7,968 from $7,455 during the period in the prior year. Comparable association fee revenue increased by $89 or 4%. While, comparable transaction fee revenue decreased by $103 or 2%, transaction fees in the first quarter of 2007 included $357 in conversion revenue. Excluding the conversion revenue, total Marketplace revenue in the six month period ended January 31, 2008 compared to prior year period would have reflected an increase of $870. This increase includes $639 in revenue generated from our acquisition of Intagio assets (which includes $461 from our ongoing prototype offices) and $211 in organic growth from existing operations and $20 from the sale of a new franchise in Washington state.

ITEX Dollar Revenue

We take extensive measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:
•
Employees, approved on a case by case basis by management, may only participate in the Marketplace with certain controls such as having a fee paying account and maintaining a positive ITEX dollar balance in their account.

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

Historically, we have not reported ITEX dollar activity in our financial statements because we concluded that our ITEX dollars do not have readily determinable fair values. However, as described above in “Growing by acquisition”, beginning in the first quarter of 2008, we began generating ITEX dollars from our prototype offices. Since we operate the prototype offices with our own employees, we do not expend any portion of the ITEX dollars earned back as commissions as we do with our Brokers.

Beginning in the first quarter of 2008, we spent a more than de minimus amount of ITEX dollars in the Marketplace for our corporate needs. In doing so, we received certain products or services at prices comparable to what we would have expended had we paid in USD. We recorded $39 and $0 as ITEX dollar revenue for the three month periods ended January 31, 2008 and 2007, respectively. The corresponding ITEX dollar expenses in the second quarter of 2008 were for legal, printing, outside services and miscellaneous expenses. We may increase ITEX dollar expenses for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to Brokers, salaries and employee benefits of our prototype offices and expenses directly correlated to Marketplace revenue. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended January 31,				Six Months Ended January 31,
	2008	% of Market- place Revenue	2007	% of Market- place Revenue	2008	% of Market- place Revenue	2007	% of Market- place Revenue
	(unaudited)				(unaudited)
Association fee commissions	$433	10%	$439	12%	$859	11%	$840	11%
Transaction fee commissions	2,109	51%	1,901	52%	3,949	50%	3,981	53%
Prototype office salaries, wages, employee benefits, and independent contractor expenses	138	3%	-	0%	273	3%	-	0%
Other Marketplace expenses	76	2%	130	4%	173	2%	232	3%
	$2,756	67%	$2,470	67%	$5,254	66%	$5,053	68%

Cost of Marketplace revenue increased by $286 or 12% to $2,756 from $2,470 for the quarters ended January 31, 2008 and 2007, respectively. The increase cost of marketplace revenue, primarily composed of Broker commissions, approximately correlates to the 13% increase in Marketplace revenue.

Cost of Marketplace revenue increased by $201 or 4% to $5,254 from $5,053 for the six month periods ended January 31, 2008 and 2007, respectively. The increase approximately correlates to the 7% increase in Marketplace revenue.

The following shows the commissions and prototype office salaries, wages and employee benefits separately as a percent of their related revenue:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Related		Related		Related		Related
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Association fee commissions	$433	41%	$439	44%	$859	41%	$840	42%
Transaction fee commissions	2,109	76%	1,901	75%	3,949	75%	3,981	74%
Prototype office salaries,
wages and employee
benefits	138	54%	-	0%	273	59%	-	0%

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Salaries, wages and employee benefits	$413	10%	$369	10%	$785	10%	$760	10%

Salaries, wages and employee benefits expense increased by $44 or 12% to $413 for the quarter ended January 31, 2008 from $369 for the comparable 2007 quarter. This was primarily caused by an increase of two full-time equivalents.

Salaries, wages and employee benefits expense increased by $25 or 3% to $785 for the quarter ended January 31, 2008 from $760 for the comparable 2007 six month period. This was a result of adding two full-time equivalent employees, normal employee turnover and certain cost of living rate increases.

Selling, General and Administrative

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Selling, general and administrative	$373	9%	$224	6%	$946	12%	$674	9%

Selling, general and administrative increased by $149 or 67% to $374 for the quarter ended January 31, 2008 from $224 for the comparable 2007 quarter. Contributing $26 or 12% of the increase were legal fees and other expenses required to address the unsolicited tender offer to attempt to acquire our outstanding common shares. The remaining increase in selling, general and administrative of $124 or 55% was primarily due to increases in bad debts expense of $47, ITEX dollar expenses of $39, other legal fees of $17, and outside services of $13.

Selling, general and administrative increased by $272 or 40% to $947 for the six month period ended January 31, 2008 from $674 for the comparable 2007 six month period. The increase was primarily due to increases in ITEX dollar expenses of $60, bad debts expense of $40, professional fees of $39, outside services of $37, rents of $31, net of utilities, legal fees of $24, foreign exchange losses of $20, and supplies of $15.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangibles. Comparative results are as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Depreciation and amortization	$151	4%	$74	2%	$289	4%	145	$2%

Depreciation and amortization increased by $77 or 104% to $150 for the quarter ended January 31, 2008 from $74 for the comparable 2007 quarter. Depreciation and amortization increased by $144 or 99% to $289 for the six month period ended January 31, 2008 from $145 for the comparable 2007 six month period. Increases in both the three and six month periods ended January 31, 2008 occurred primarily as a result of amortization of intangible assets acquired with the Intagio acquisition on August 1, 2007. Amortization on those intangible assets was $74 and $133 in the three and six month periods ended January 31, 2008.

Other Income

Comparative results are as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Interest income	$25	1%	$22	1%	$47	1%	$44	1%
Interest expense	(19)	0%	-	0%	(42)	-1%	(28)	0%
Gain on sale of offices, net	-	0%	-	0%	-	0%	70	1%
	$6	0%	$22	1%	$5	0%	$86	1%

Other income decreased by $16 or 73% to $6 for the quarter ended January 31, 2008 from $22 for the comparable 2007 quarter. Other income decreased by $81 or 94% to $5 for the six month period ended January 31, 2008 from $86 for the comparable 2007 six month period. Decreases in both the three and six month periods ended January 31, 2008 occurred primarily as a result interest expense on long-term debt due to Intagio.

Income Taxes

Comparative results are as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
	(unaudited)				(unaudited)
Income before income taxes	$488	12%	$550	15%	$759	9%	$909	12%
Federal income tax rate	34%		34%		34%		34%
Federal tax expense	166	4%	187	5%	258	3%	309	4%
State tax expense	12	0%	28	1%	35	0%	28	0%
Permanent differences	3	0%	-	0%	3	0%	-	0%
Other	(6)	0%	-	0%	(6)	0%	-	0%
	$175	4%	$215	6%	$290	4%	$337	5%

On August 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any significant unrecognized tax benefits and there was no material effect on our results of operations, cash flows or financial condition as a result of implementing FIN 48.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are 2003 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2008, accrued expenses on our consolidated balance sheet included $32 for interest and penalties associated with unrecognized tax benefits. We included $3 and $15, respectively, in state tax expense in the three and six month periods ended January 31, 2008.

FINANCIAL CONDITION (in thousands)

We present our Consolidated Balance Sheets and Statements of Cash Flows in United States dollars and exclude any ITEX dollar activity. Our total assets were $15,879 and $14,304 at January 31, 2008 and July 31, 2007, respectively, representing an increase of $1,575 or 11%. This increase resulted primarily from an increase of $1,353 in goodwill, $1,090 in intangible assets, and $313 in notes receivable from corporate office sales resulting from the acquisition of Intagio assets, net of subsequent sales. These increases were substantially offset by a decrease of $662 in cash and cash equivalents because we used $2,000 as partial payment to Intagio in the Intagio acquisition, and a decrease of $290 in accounts receivable.

Accounts receivable balances, net of allowances of $644 and $265, were $823 and $1,113 as of January 31, 2008 and July 31, 2007, respectively. Comparative results are as follows:

		% of Gross		% of Gross
	January 31, 2008	Accounts		Accounts
	(Unaudited)	Receivable	July 31, 2007	Receivable
Gross accounts receivable	$1,467	100%	$1,378	100%
Less: allowance	644	44%	265	19%
Net accounts receivable	$823	56%	$1,113	81%

Gross accounts receivable increased by $89 or 6% due primarily to the acquired Intagio assets while net accounts receivable decreased by $290 or 26% because of an increase in the accounts receivable allowance of $379. As of January 31, 2008, our accounts receivable balances were older as compared with the balances at July 31, 2007. We attribute this primarily to extending the time allowed to collect receivables from former Intagio members, who were delinquent in paying cash fees owed prior to our acquisition, before we write them off. We expect to write-off most of the delinquent receivables in the third quarter of 2008.

Our total current liabilities were $2,810 and $1,955 at January 31, 2008 and July 31, 2007, respectively, representing an increase of $855 or 44%. The increase is due primarily to the current portion of a new note payable of $568 to Intagio as part of the Intagio asset acquisition.

Our stockholders’ equity increased $424 or 3% to $12,754 at January 31, 2008, compared to $12,330 at July 31, 2007. For more than four years, our stockholders’ equity has increased each and every quarter. On average, our stockholders’ equity over this period has increased 20% per quarter. On average, our market capitalization over this same period has increased 10% per quarter.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash flows from operations and cash and cash equivalents. Our cash flows from operations were $1,018 and $1,785 for the three and six month periods ended January 31, 2008. Our cash and cash equivalent balance as of January 31, 2008 totaled $1,091. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, US Bank (“line of credit”). We have no outstanding balance on our line of credit as of January 31, 2008. Our cash and cash equivalent balances, outstanding balances on our line of credit, and working capital balances for recent periods are as follows:

	January 31, 2008	October 31, 2007	July 31, 2007	January 31, 2007
	(unaudited)
Cash and cash equivalents	$1,018	$254	$1,753	$1,045
Outstanding balance on our line of credit	$-	$-	$-	$-
Working capital	$232	$(332)	$1,981	$912

On August 1, 2007, we acquired from The Intagio Group, Inc. certain assets of a commercial trade exchange network including a membership list of approximately two thousand member businesses. We used $2,000 of our cash and cash equivalents as part of the acquisition price.

Changes in cash and cash equivalents for the three and six month periods ended January 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Cash provided by operating activities	$1,018	$423	$1,785	$1,367
Cash provided by (used in) investing activities	(45)	(42)	(2,017)	409
Cash used by financing activities	(136)	(296)	(430)	(1,045)
Increase (decrease) in cash	$837	$85	$(662)	$731

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.

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

Operating Activities

We present our Consolidated Statements of Cash Flows using the indirect method as outlined and permitted by SFAS No. 95, Statement of Cash Flows. Under this method, we calculate cash provided by operations net of scheduled commission payments and payments for operating expenses, the timing of which is discretionary. For the quarter ended January 31, 2008, our operating activities provided $1,018 compared to $423 provided from the same quarter in the prior year, an increase of $595 or 141%. For the six month period ended January 31, 2008, our operating activities provided $1,785 compared to $1,367 provided from the same period in the prior year, an increase of $418 or 31%. The total cash we received exclusively from our members, net only of credit card returns, electronic fund transfer returns, and return checks is as follows:

	Three Months Ended January 31,				Six Months Ended January 31,
		% of		% of		% of		% of
		Total		Total		Total		Total
	2008	Cash	2007	Cash	2008	Cash	2007	Cash
	(unaudited)				(unaudited)
Credit cards, net	$2,310	57%	$1,899	51%	$4,929	61%	$4,245	56%
Electronic fund transfers, net	1,233	30%	1,288	34%	2,149	26%	2,238	30%
Checks and cash, net	550	13%	554	15%	1,056	13%	1,077	14%
Cash received from Marketplace members, net	$4,093	100%	$3,741	100%	$8,134	100%	$7,560	100%

Cash received from Marketplace members, net, increased by $352 or 9.4% in the quarter ended January 31, 2008 as compared to the same quarter in the prior year. Cash received from Marketplace members, net, increased by $573 or 7.6% in the six month period ended January 31, 2008 as compared to the same period in the prior year. In both the quarter and the six month period we increased, on a percentage basis, the combined cash received from credit cards and electronic fund transfers. These payment methods provide us with more immediate cash and less likelihood of non-payment on our billed receivables. Also, because most of the cash we receive from credit cards and electronic fund transfers comes when we initiate large batch transactions at scheduled times soon after operating cycle end dates, when Marketplace members pay by these methods, it enables us to accurately predict our cash balances and manage them most effectively from month to month.

We make our commission and payroll payments in two tranches, the first approximately one week after the end of our operating cycle and the second approximately two weeks later. In 2008, we paid both tranches for the most recently ended operating cycle in the first quarter. In 2007, we paid the first tranche for the most recently ended operating cycle on the first day of the second quarter. This happened because each year we divide our operations into 13 operating cycles each lasting 28 days for a total of 364 days per year. Our operating cycle in the first quarter of 2008 ended one day earlier than it did in the first quarter of 2007. Our payments for commissions and payroll were $2,414 and $2,614 for the quarter ended January 31, 2008 and 2007, respectively, representing a decrease of $200 or 8%. Our payments for commissions and payroll were $4,969 and $4,762 for the six month period ended January 31, 2008 and 2007, respectively, representing an increase of $207 or 4%.

Investing Activities

For the quarter ended January 31, 2008, our investing activities used $45 compared to $42 in the same quarter of the prior year, an increase of $3. Items that contributed to an increase in investing activities were: a BXI earnout payment of $38, a 15% equity investment of $30 in My Types, Inc., a blogging technology company, decreases in payments received on loans and notes of $22, and acquisition costs of $9 in advance of our acquisition of ATX The Barter Company on February 1, 2008. Offsetting these increases were decreases in: advances on loans of $53 and purchases of property and equipment of $43.

Financing Activities

For the quarter ended January 31, 2008, cash used for our financing activities was $136 compared to $296 used in the same quarter in the prior year, a decrease of $160 or 54%. In the current quarter we made principal repayments on our long-term debt with Intagio while in the same quarter in the prior period, we repurchased and retired 400 shares of common stock for $296.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The only leases not under month to month renewal terms is for our executive office space and our prototype office in Ohio. As of January 31, 2008, the future minimum commitments in both United States dollars (“U.S. dollars”) and ITEX dollars under these operating leases are as follows:
	Executive office		Prototype office		Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009
Lease commitments for	U.S.	ITEX	U.S.	ITEX	U.S.	ITEX
the year ending July 31,	dollars	dollars	dollars	dollars	dollars	dollars
2008 (February - July)	$77	$-	$11	$6	$88	$6
2009	155	-	18	10	173	10
2010	116	-	-	-	116	-
Total	$348	$-	$29	$16	$377	$16

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and three prototype offices for the three and six month periods ended January 31, 2008 was $57 and $111, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of January 31, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications
	and data		Promotion and
	communications		advertising		Total
Purchase commitments for	U.S.	ITEX	U.S.	ITEX	U.S.	ITEX
the year ending July 31,	dollars	dollars	dollars	dollars	dollars	dollars
2008 (February - July)	$21	$-	$12	$47	$33	$47
2009	27	-	-	20	27	20
Thereafter	-	-	-	-	-	-
Total	$48	$-	$12	$67	$60	$67

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

	Three Months Ended January 31,		Six Months Ended January 31,
ITEX Dollar Summary	2008	2007	2008	2007
	(unaudited)		(unaudited)
Fees received	$1,139	$1,023	$2,594	$2,307
Expenditures	1,319	1,156	2,581	2,424
Increase	$(180)	$(133)	$13	$(117)

Gross versus Net Revenue Recognition

In the normal course of business, we act as administrator of transactions between Marketplace members. We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to the ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Income from operations.

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

We also account for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). Under the provisions of FIN 48, we recognize the tax benefits of tax positions only if it is more like than not that the tax positions will be sustained, upon examination by the applicable taxing authorities, based on the technical merits of the positions. FIN 48 also requires that we record potential interest and penalties associated with our tax positions. We have opted to record interest and penalties as a component of income tax expense.

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

On January 31, 2008, we had NOLs of approximately $19,362 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at January 31, 2008 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, August 1, 2009, the beginning of our fiscal 2010 reporting periods.  SFAS No. 141R will apply prospectively to our business combinations completed on or after August 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting requirements for minority interests. Under the provisions of SFAS No. 160, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions. In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated statement of operations.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings. SFAS No. 160 is effective for us on, but not before, August 1, 2009, the beginning of our fiscal 2010 reporting periods.  SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on our results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for us on August 1, 2008, the beginning of our fiscal 2009 reporting periods. We are currently evaluating whether to adopt SFAS 159 and, if so, the impact of the adoption of SFAS 159 on our results of operations, cash flows and financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for us is effective for us on August 1, 2008, the beginning of our fiscal 2009 reporting periods. We are currently evaluating the impact of the adoption of SFAS 157 on our results of operations, cash flows and financial position.

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

In the first quarter of 2008, we increased revenues through organic growth and by acquiring the Intagio assets. While our revenues increased in the quarter ended January 31, 2008, our revenues declined by 3% in the year ended July 31, 2007. We cannot assure you that our revenues will continue to increase in future quarters. We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available. We have sustained profitable operations for more than four years. However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We are dependent on the value of foreign currency

We transact business in Canadian dollars as well as US dollars. In the three and six month periods ended January 31, 2008, approximately 7% and 8%, respectively, of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 – Litigation and Claims of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 4, 2008, 30,000 shares of vested common stock were issued to each of the three directors as compensation for their service to the Company for the current Board term. The aggregate total of 90,000 shares was valued at $0.94 per share, the closing share price on the day of grant. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. An appropriate legend was affixed to the certificate issued in the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our stockholders was held on December 14, 2007 in Bellevue, Washington. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only stockholders of record at the close of business on October 29, 2007 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 17,726,248 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 15,335,442 shares represented at the Annual Meeting in person or by proxy, representing 86.5 percent of the total number of shares outstanding. Only one proposal was submitted for a vote by the stockholders as summarized below.

PROPOSAL # 1 - Election of directors.

The following directors were elected to serve on the ITEX Board of Directors for a one-year term. No other director’s term of office continued after the meeting.

	Positions and Offices Held Within	Vote of the Stockholders
Directors	the Company	For	Abstain	Broker Non-Vote

Steven White	CEO, Interim CFO President, Director	14,898,057	437,385	1,025,680
Eric Best	Director	14,897,521	437,921	1,025,680
John Wade	Director, Secretary, Treasurer	14,900,557	434,885	1,025,680

ITEM 5. OTHER INFORMATION
Compensatory Arrangements

On February 28, 2008, ITEX Corporation increased the compensation of Steven White, Chief Executive Officer. Mr. White will receive an annual base salary of $150,000 for serving as CEO. Mr. White currently is not compensated for his services as ITEX’s interim Chief Financial Officer. Mr. White is also eligible to receive cash or stock bonuses on a recurring or nonrecurring basis in amounts determined by the Compensation Committee, and to participate in any benefit programs applicable to eligible employees generally that are adopted by the Board of Directors. Mr. White is employed at will and does not have an employment contract.

On February 28, 2008, the Compensation Committee of the Board of Directors approved, and ITEX and Mr. White entered into a Change of Control Agreement. The Change in Control Agreement defines the benefits Mr. White would receive in connection with a “change of control,” as defined in the agreement, or change in control events coupled with the loss of his employment. If eligible, upon a change of control Mr. White would receive a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation. Upon termination of his employment either (i) by the Company without “cause,” or (ii) by Mr. White for “good reason” (as these terms are defined in the agreement) after a change in control occurs, Mr. White would receive a severance payment equal to two times his base salary. He would also receive a continuation of health and insurance benefits if the severance payment is made over a severance period rather than as a lump sum payment. The severance payment may be reduced if it would otherwise be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax. Under the agreement, Mr. White is subject to certain non-competition and non-solicitation provisions, and payment of severance benefits is conditioned upon his execution of a release of claims in favor of the Company.

On February 28, 2008, the Compensation Committee also approved a form of change of control agreement (“Severance Agreement”) to be utilized for certain key employees of ITEX that becomes applicable if there is a “change of control,” as defined in the agreement. The Severance Agreement is intended to help retain the employees and maintain a stable work environment by providing economic benefits to the employees if their employment is terminated after a change in control occurs. The Severance Agreement provides that if an eligible employee’s employment is terminated by ITEX without “cause” or by the employee for “good reason” (as these terms are defined in the agreement) within one year after a change in control occurs, the employee will generally be entitled to receive a continuation of the employee’s annual base salary, as severance pay, over a designated period following the severance date up to a maximum of twelve months. In addition, the employee will receive accelerated vesting of any equity-based compensation and continued medical group health and dental plan coverage for the period the employee receives severance pay. Payment of severance benefits is conditioned upon the employee’s execution of a release of claims in favor of the Company.

The foregoing descriptions of the Change of Control Agreement and Severance Agreements are qualified in their entirety by reference to the applicable agreements which are filed herewith as Exhibits 10.15 and 10.16, respectively, and incorporated herein by reference.

Regulation FD Disclosure

On February 28, 2008, ITEX Corporation announced that ITEX Chairman and CEO Steven White will be making a presentation at the Montgomery Technology Conference in Santa Monica, California. The presentation will include information about ITEX’s current operations and announce the Company’s strategy to enter the Software as a Service (SaaS) market. An archived video replay of the presentation will be available on the ITEX website (www.itex.com) under the Investor Relations section. The full text of the ITEX’s press release is attached to this Report as Exhibit 99.1 and incorporated herein by this reference.

The information in this section entitled “Regulation FD Disclosure,” including the exhibit attached hereto, is being furnished pursuant to Regulation FD and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in any such filing.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.14	Amendment to Loan Agreement and Note, dated as of November 13, 2007
10.15	Change of Control Agreement, dated as of February 28, 2008, between ITEX and Steven White
10.16	Form of Employee Severance Agreement, dated as of February 28, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release issued February 28, 2008, announcing ITEX presentation at the Montgomery Technology Conference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 3, 2008	By:	/s/	Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer