Form 10-Q
period 2008-04-30
ITEX CORP
filed 2008-06-03
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008.

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

(425) 463-4000
(Registrant’s telephone number including area code)

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
Yes ☐ No ☒

As of April 30, 2008, we had 17,816,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For The Quarterly Period Ended April 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2008	July 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$593	$1,753
Accounts receivable, net of allowance of $387 and $265	1,050	1,113
Prepaid expenses	316	141
Loans and advances	77	94
Deferred tax asset	723	614
Notes receivable - corporate office sales	190	202
Other current assets	18	19
Total current assets	2,967	3,936

Property and equipment, net of accumulated depreciation of $130 and $85	157	133
Goodwill	3,133	1,740
Deferred tax asset, net of current portion	6,249	6,735
Intangible assets, net of amortization of $925 and $521	2,246	991
Notes receivable - corporate office sales, net of current portion	948	680
Other long-term assets	50	89
Total assets	$15,750	$14,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	$168	$122
Accrued commissions to brokers	1,208	1,287
Accrued expenses	422	333
Deferred revenue	65	98
Advance payments	137	115
Current portion of notes payable	579	-
Total current liabilities	2,579	1,955

Long-term liabilities:
Notes payable, net of current portion	152	-
Other long-term liabilities	11	19
Total Liabilities	2,742	1,974

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,816 and 17,929 shares issued and outstanding, respectively	178	179
Additional paid-in capital	28,952	28,981
Unearned stock compensation	(120)	(129)
Accumulated deficit	(16,002)	(16,701)
Total stockholders' equity	13,008	12,330
Total liabilities and stockholders’ equity	$15,750	$14,304

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Marketplace revenue	$3,811	$3,265	$11,779	$10,720
ITEX dollar revenue	60	-	120	-
	3,871	3,265	11,899	10,720

Costs and expenses:
Cost of Marketplace revenue	2,504	2,270	7,758	7,323
Corporate salaries, wages and employee benefits	408	338	1,193	1,098
Selling, general and administrative	388	156	1,334	830
Depreciation and amortization	163	78	452	223
	3,463	2,842	10,737	9,474

Income from operations	408	423	1,162	1,246

Other income (expense):
Net interest	5	26	10	43
Gain on sale of offices, net	-	-	-	70
Other	-	-	-	(1)
	5	26	10	112

Income before income taxes	413	449	1,172	1,358

Income tax expense	183	189	473	526

Net income	$230	$260	$699	$832

Net income per common share:
Basic	$0.01	$0.01	$0.04	$0.05
Diluted	$0.01	$0.01	$0.04	$0.05

Average common and equivalent shares:
Basic	17,655	17,611	17,629	17,781
Diluted	17,884	17,966	17,838	18,161

Supplemental information:
ITEX dollar activity included in costs and expenses:
Cost of Marketplace revenue	$-	$-	$-	$-
Corporate salaries, wages and employee benefits	-	-	1	-
Selling, general and administrative	60	-	119	-
Depreciation and amortization	-	-	-	-

	$60	$-	$120	$-

 See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2008
(In thousands) (Unaudited)

	Common Stock		Additional paid	Unearned	Accumulated
	Shares	Amount	in capital	Compensation	deficit	Total

Balance, July 31, 2007	17,929	$179	$28,981	$(129)	$(16,701)	$12,330

Stock based Board of Directors compensation	90	1	83			84

Repurchase and retirement of common stock	(203)	(2)	(160)			(162)

Stock based employee compensation				50		50

Stock based non-employee compensation (Note 8)			66	(59)		7

Net income					699	699

Balance, April 30, 2008	17,816	$178	$28,970	$(138)	$(16,002)	$13,008

See Notes to Unaudited Consolidated Financial Statements

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230	$260	$699	$832
Items to reconcile to net cash provided by (used in) operations:
Depreciation and amortization	163	78	451	223
Disposal of equipment	-	-	2	-
Stock based compensation	45	44	131	134
Increase (decrease) in allowance for uncollectible receivables	(257)	(40)	(116)	54
Decrease in deferred income taxes	123	167	377	462
Recognition of imputed interest	(3)	(2)	(9)	(10)
Gain on sale of offices	-	-	-	(70)
Amortization of loan issuance costs	-	-	-	24
Changes in operating assets and liabilities:				-
Accounts receivable	47	(28)	333	230
Prepaid expenses	(116)	(4)	(118)	(33)
Other current assets	(4)	-	2	(18)
Accounts and other expenses payable	1	45	46	(8)
Commissions payable to brokers	(435)	(51)	-	332
Accrued commissions to brokers	200	75	(79)	(132)
Accrued expenses	(2)	44	96	(44)
Deferred revenue	2	(7)	(33)	(78)
Long-term liabilities	(3)	(1)	(8)	22
Advance payments	(6)	(3)	(4)	24
Net cash provided by (used in) operating activities	(15)	577	1,770	1,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(334)	-	(2,390)
Business sales	-	-	50
Investment in a blogging technology company	-	-	(30)
Payments received from notes receivable - corporate office sales	60	39	147	608
Payments received from loans	84	55	252	193
Advances on loans	(81)	(14)	(205)	(218)
BXI earnout	(37)	(6)	(113)	(39)
Purchase of property and equipment	(37)	(41)	(73)	(102)
Net cash provided by (used in) investing activities	(345)	33	(2,362)	442

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(138)	-	(406)	(749)
Repurchase of common stock	-	-	(162)	(296)
Net cash used in financing activities	(138)	-	(568)	(1,045)

Net increase (decrease) in cash	(498)	610	(1,160)	1,341
Cash at beginning of period	1,091	1,045	1,753	314
Cash at end of period	$593	$1,655	$593	$1,655

Supplemental cash flow information:
Cash paid for interest	16	-	58	93
Cash paid for taxes	37	28	111	125

Supplemental non-cash investing activities:
Acquisitions (Note 11)

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. For further information, these statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended July 31, 2007.

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

Our largest sources of revenues are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the quarter ended April 30, 2008, members made approximately 86.5% of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize revenue over the period to which they apply.

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

Share-Based Compensation

We account for stock-based employee compensation in accordance with the provisions of SFAS 123(R), Share-Base Payment. Under the fair value recognition provisions of SFAS 123(R), we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize the expense ratably over the requisite service period of the award. We have not issued stock options in the periods reported nor do we have any stock options outstanding.

We account for stock-based non-employee compensation in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We use the Black-Scholes model to value such compensation and recognize the expense over the period we receive the respective services. Additionally, we re-measure any unvested portion of an award at each measurement date and record the adjustment over the remaining period we receive the services.

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

NOTE 2 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

We compute commissions to Brokers as a percentage of USD collections of our revenues from association fees, transactions fees, and other fees. Commissions payable to brokers include amounts owed for the most recently ended operating cycle. We pay commissions in two tranches with approximately 50% paid approximately one week after the end of the operating cycle and the remainder paid approximately two weeks later. Commissions accrued are the estimated commissions on the net accounts receivable balance and USD collections on accounts receivable since the most recently ended operating cycle.

Our payments for salaries and wages to our employees occur on the same bi-weekly schedule as our commission payments to Brokers.

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for April 30, 2008 and July 31, 2007 was 20 days and 18 days, respectively.

Due to the timing of the operating cycles, during the third quarter of 2008, we made seven payroll and commission payments as opposed to six in the same quarter of 2007. During the nine month period ending April 30, 2008, we made twenty payroll and commission payments as opposed to nineteen in the same nine month period in 2007. This resulted in a decrease in our cash provided by operations in both our three and nine month comparisons.

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

In the first quarter of 2008, we purchased a membership list, representing approximately two thousand member businesses, from Intagio (see Note 11 – Acquisitions). These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. We retained three of these regions as new corporate owned offices. We combined and sold two of the regions we acquired in the Intagio asset purchase to an existing franchisee for $100 ITEX dollars plus $260 USD composed of a one-time payment of $50 and a note receivable for $210 with a term of approximately seven years. Additionally, we sold a region acquired in the Intagio asset purchase for $200 to an existing franchisee who already had one of the notes receivable issued in 2004. Operating cycle payments remain the same on the note, but we extended the term to account for the $200 purchase price. Originally, the payoff date of the note was scheduled to be 2009, but after the sale, the payoff date of the note increased to 2011. We increased the principal due on that note by the present value of the payments equal to $184.

The aggregate total owed to us on April 30, 2008 is $1,138. Balances owed range from $13 to $313. Payoff dates for the notes range from 2011 to 2016.

Original Principal Balance on 2004 Notes	Principal Additions in 2008	Balance Receivable at April 30, 2008	Current Portion	Long-Term Portion
$2,695	$394	$1,138	$190	$948

The activity for the first nine months of 2008 was as follows:

	Three months ended
	October 31, 2007	January 31, 2008	April 30, 2008
Beginning Balance	$882	$1,243	$1,195
Additions from sales of Intagio regions	394	-	-
Interest income at stated rates	15	19	15
Imputed interest income	3	3	3
Payments received	(51)	(70)	(75)
Ending Balance	$1,243	$1,195	$1,138

NOTE 4 - INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005. We acquired an additional membership list from a franchisee in the fourth quarter of 2007. In connection with our asset acquisition from Intagio in the first quarter of 2008 and ATX Barter in the third quarter of 2008 (see Note 11 – Acquisions), we acquired additional membership lists and non-compete agreements. We subsequently sold part of the membership list acquired from Intagio. Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreement	Total Intagible Assets
Balance as of July 31, 2007	$991	$-	$991
Additions from the Intagio acquisition	1,350	210	1,560
Sales of certain regions acquired in the Intagio acquisition	(213)	-	(213)
Amortization	(94)	(26)	(120)
Balance as of October 31, 2007	$2,034	$184	$2,218
Amortization	(110)	(27)	(137)
Balance as of January 31, 2008	$1,924	$157	$2,081
Additions from the ATX Barter acquisition	231	81	312
Amortization	(117)	(30)	(147)
Balance as of April 30, 2008	$2,038	$208	$2,246

The related amortization expense reflected in our results of operations totaled $147 and $404, respectively, for the three and nine month periods ended April 30, 2008.

Estimated amortization expense for the remainder of 2008 and annually for the remaining useful life is as follows:

Year ending July 31,	Membership List Amoritization	Non-Compete Agreement Amoritization	Total Amoritization

2008 (May - July)	$120	$60	$180
2009	480	132	612
2010	480	16	496
2011	460	-	460
2012	230	-	230
2013	230	-	230
2014	38	-	38
Total	$2,038	$208	$2,246

NOTE 5 – GOODWILL

As a result of our acquisition of BXI in the fourth quarter of 2005, we recorded $1,689 in goodwill. In the first quarter of 2008, we recorded an additional $1,513 in goodwill as a result of our asset purchase from Intagio which included $47 in acquisition costs. We subsequently reduced goodwill by $231 for sales of certain assets to existing franchisees (see Note 11– Acquisitions). Pursuant to the terms of the BXI Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first twelve full quarters following the signing of the Merger Agreement, a maximum of $450 additional payments may be payable based on earnings over these quarters (“BXI earnout”). The BXI earnout is calculated on quarterly revenue in excess of $3,000 less certain legal expenses. The maximum quarterly BXI earnout payment before deductions is $38. The BXI earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI legal claims we assumed. Pursuant to the terms of the Asset Purchase Agreement dated July 25, 2007 with Intagio, we entered into an additional, but separate, earnout agreement with all of the same provisions of the BXI earnout except for the term and the payment reduction for amounts spent on legal claims (“Intagio earnout”). The Intagio earnout is not concurrent with the BXI earnout. Instead, the Intagio earnout period begins when the BXI earnout ends on July 31, 2008. The Intagio earnout term is four full quarters ending July 31, 2009. Payments on the Intagio earnout could be a maximum of $150. Total BXI earnout payments we have made since the acquisition were $263. As of April 30, 2008, maximum remaining combined future payments, should the earnout thresholds be met, on both earnout agreements is $188.

Changes to goodwill for the first three quarters of 2008 were as follows:

	Three months ended
	October 31, 2007	January 31, 2008	April 30, 2008
Beginning Balance	$1,740	$3,057	$3,093
Adjustments for BXI legal claims	(3)	(2)	(2)
Additions from the Intagio acquisition	1,513	-	-
Sales of certain regions acquired in the Intagio acquisition	(231)	-	-
Additions from the ATX Barter acquisition	-	-	5
BXI earnout payment	38	38	37
Ending Balance	$3,057	$3,093	$3,133

NOTE 6 – COMMITMENTS

We utilize leased facilities in the normal course of our business. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The only leases not under month to month renewal terms are for our executive office space and our corporate prototype office in Ohio. As of April 30, 2008, the future minimum commitments in both United States dollars (“U.S. dollars”) and ITEX dollars under these operating leases are as follows:

	Executive office		Prototype office		Combined Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009
Lease commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2008 (May - July)	$38	$-	$5	$3	$43	$3
2009	155	-	18	10	173	10
2010	116	-	-	-	116	-
Total	$309	$-	$23	$13	$332	$13

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and three corporate prototype offices for the three and nine month periods ended April 30, 2008 was $60 and $171, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of April 30, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications and data communications		Promotion and advertising		Total

Purchase commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2008 (May - July)	$11	$-	$53	$18	$64	$18
2009	27	-	90	20	117	20
Thereafter	-	-	-	-	-	-
Total	$38	$-	$143	$38	$181	$38

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

We have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, US Bank. In the first quarter of 2008, US Bank extended the maturity date of this short-term debt facility for an additional year to November 30, 2008. We had no borrowings under this line of credit during the third quarter of 2008. During the first quarter of 2008, we borrowed and repaid $300 to fund the Intagio asset acquisition (see Note 11 – Acquisitions). Additionally during the first quarter of 2008, we borrowed and repaid $110 and $100, respectively to meet our short term cash flow needs. There is no outstanding balance under this line of credit as of April 30, 2008. We may utilize this credit facility for short-term needs in the future.

On August 1, 2007, we incurred a $1,137 note payable from The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments. Our total principal repayments for the three and nine month periods ended April 30, 2008 were $138 and $405, respectively.

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

In January 2008 and 2007, we issued 30 and 40 shares, respectively, of fully vested common stock to each of our three directors. We issued these shares, an aggregate total of 90 and 120, respectively, as compensation for the directors’ service to ITEX Corporation during the calendar years of 2008 and 2007. The fair value of these shares was $84 and $83, respectively. We defer the value of issued shares as a component of prepaid expenses and amortize the expense over the directors’ service period.

As of April 30, 2008, there are 285 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
	Available	Shares Granted	Options Granted
Balance at July 31, 2007	375	1,625	-

Granted	(90)	90	-
Forfeited	-	-	-
Balance at April 30, 2008	285	1,715	-

Vesting as of April 30, 2008
Shares Vested		1,513	-
Shares Unvested		202	-
Balance at April 30, 2008		1,715	-

In the third quarter of 2008, we retained an outside company for investment advisory and financial communications assistance. As partial compensation, we granted the company 100 warrants with a seven year life. We calculated the fair value of these warrants using the Black-Scholes model with the following assumptions:

Assumptions
Expected life (in years)	7
Annualized volatility	73.09%
Dividend rate	0%
Average risk free interest rate	2.93%

We determined the fair value of these warrants was $66. We defer the value of issued shares as a component of equity and amortize the expense over the contractual service period of thirteen months.

We recorded the following in stock based compensation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007

Stock based compensation	$45	$44	$131	$134

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

As a result of stock granted to employees prior to 2007 and vesting over various terms, we amortized $17 and $50, respectively, of unearned stock compensation in the three and nine month periods ended April 30, 2008.

NOTE 10 – LEGAL PROCEEDINGS

In October 2005, we were served with a statement of claim in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3). Plaintiff seeks damages from us for alleged fraud or deceit or breach of contract in the amount of $1,300 Canadian. The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered. Except for one transaction representing approximately 26 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace. We intend to seek enforcement of our member agreement which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members. In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in our Trading Rules. In March 2006, the plaintiffs served responding affidavit material. In June 2006, we filed a Supplementary Motion Record with the court requesting that the action be dismissed or stayed and that our costs be reimbursed on the grounds that the corporate status of Wembley had been cancelled at the time it started the action. On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action. The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding. Plaintiffs unsuccessfully appealed this decision. Plaintiff’s solicitor revived Wembley and brought a motion for leave to lift the stay of the action and allow it to proceed. In December 2007 the plaintiffs' motion was heard and the court ordered that upon completion of the costs assessment process and payment of the costs assessed, the stay of proceedings is lifted.  In April, 2008, we received payment of the costs awarded.  No hearing date is yet scheduled for the motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to the forum selection clause in our Trading Rules.

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

NOTE 11 – ACQUISITIONS

ATX Barter

On February 1, 2008, we acquired from ATX The Barter Company, Inc. (“ATX Barter”) certain assets of a commercial trade exchange network including a membership list of approximately four hundred member businesses. These new member businesses are located in or near Cleveland, Ohio. The total acquisition cost, funded from our existing cash balances, included:

1.	USD in the amount of $325 paid to ATX Barter
2.	Third party acquisition related costs of $9

The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Cash paid to ATX Barter	$325
Acquisition costs	9
Total consideration paid	$334

Assets Acquired
Membership list	$231
Non-compete agreement	81
Accounts receivable	17
Goodwill	5
Total assets	$334

We have included the results of operations for ATX Barter in our financial statements since February 1, 2008.

Intagio

On August 1, 2007, we acquired from The Intagio Group, Inc. (“Intagio”) certain assets of a commercial trade exchange network including a membership list of approximately two thousand member businesses. These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. The total acquisition cost included:

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

To fund the $2,000 USD payment, we utilized $1,700 from our cash and cash equivalent balances and borrowed $300 on our line of credit. During the first quarter of 2008, we repaid the $300 balance on our line of credit in full and there was no balance outstanding as of April 30, 2008.

As of April 30, 2008, we have repaid $406 on the promissory note. Future minimum commitments under the promissory note are as follows:

Year ending July 31,

2008 (May - July)	$141
2009	590

Total	$731

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

We have included the results of operations for Intagio in our financial statements since August 1, 2007.

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

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2007, we performed an assessment of our available NOLs. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, we removed our valuation allowance on available NOLs. As of April 30, 2008, we have no valuation allowance on available Federal NOLs. The deferred tax assets recorded on our balance sheet as of April 30, 2008 represent our estimate of all deferred tax benefits to be utilized in the current year, 2008, and future periods beyond 2008.

For reporting purposes, our effective tax rate was 44.3% and 40.4%, respectively, for the three and nine month periods ended April 30, 2008. Our effective tax rates differ from the United States federal statutory rate of 34% primarily due to state income taxes, certain permanent differences and other items. We accrue for state tax liabilities by analyzing our revenue by state and calculating the applicable tax. The following table reflects the reconciliation of our income tax expense:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008		2007		2008		2007

Income before income taxes	$413		$449		$1,172		$1,358

Federal tax expense	140	33.9%	153	34.1%	398	34.0%	462	34.0%
State tax expense	48	11.6%	36	8.0%	83	7.1%	64	4.7%
Permanent differences	-	0.0%	-	0.0%	3	0.3%	-	0.0%
Other	(5)	-1.2%	-	0.0%	(11)	-0.9%	-	0.0%

Income tax expense	$183	44.3%	$189	42.1%	$473	40.4%	$526	38.7%

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). As of April 30, 2008, in accordance with FIN 48, we have recorded unrecognized tax benefits of $226.

We file income tax returns in the United States and Canadian federal jurisdictions as well as various United States state jurisdictions. The tax years that remain subject to examination are 2004 through 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of April 30, 2008, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $226 included $34 for interest and penalties associated with unrecognized tax benefits. We included $2 and $17, respectively, for interest and penalties in state tax expense in the three and nine month periods ended April 30, 2008.

NOTE 13 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for services. The following summarizes the amounts we paid to these related parties:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Amounts paid to:
A business owned by a member of our Board of Directors for consulting services	$-	$-	$-	$7
Businesses owned by relatives of our employees or contractors	11	13	22	21
A business owned by our CEO and an employee	7	-	20	-
Total amounts paid to related parties	$18	$13	$42	$28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance. These statements can generally be identified by the use of terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or the negative of these terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual events or results may differ materially. We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section titled “Risk Factors” below. We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

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

The mismatching of operating and accounting cycles sometimes causes fluctuations in amounts on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows. In both the three and nine month periods ending April 30, 2008, we made one additional payroll and commission payment as compared with the same periods in 2007. This has caused a comparable decrease in our reported cash provided by operations. However, the effect of the mismatching of operating and account cycles will reverse in the fourth quarter of 2008. In the fourth quarter of 2008, we will make one fewer payroll and commission payment than we made in the fourth quarter of 2007 and we expect a significant comparable increase in our reported cash provided by operations for the three and twelve month periods ended July 31, 2008.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

Our revenue for the third quarter of 2008 increased $606,000 or 19% from $3,265,000 to $3,871,000 compared to the same quarter in 2007. Income from operations for the quarter ended April 30, 2008 decreased $15,000 or 4% from $423,000 to $408,000 compared to the same quarter in 2007.

We are seeking to continue to increase our revenue by:

•	Engaging certain advertising and public relations firms to actively promote our Marketplace.
•	Adding industry experienced members to our sales team.
•	Minimizing the barriers to join the Marketplace.
•	Increasing the benefits to members participating in the Marketplace.
•	Improving and enhancing our internet applications and electronic marketing.
•	Adding new franchisees.
•	Managing corporate-owned offices.

During the third quarter of 2008, we engaged two outside consulting firms in an effort to increase shareholder value. In March, we retained an investment advisory and financial communications firm that specializes in micro through mid-capital public companies to manage our investor relations initiatives and create more visibility for us in the investment community.

In May, we retained the investment bank Montgomery & Co, LLC (“Montgomery”) as our financial advisor to help us evaluate a range of strategic options and update us regarding prevailing market conditions for mergers and acquisitions. We prepaid certain of these services during the third quarter of 2008 as discussed in “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise noted)

Condensed Results

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue	$3,871	$3,265	$11,899	$10,720
Costs and expenses	3,463	2,842	10,737	9,474
Income from operations	408	423	1,162	1,246

Net interest	5	26	10	42
Gain on sales of offices, net	-	-	-	70
Income before income taxes	413	449	1,172	1,358

Income tax expense	183	189	473	526

Net income	$230	$260	$699	$832

Net income per common share:
Basic	$0.01	$0.01	$0.04	$0.05
Diluted	$0.01	$0.01	$0.04	$0.05

Average common and equivalent shares:
Basic	17,655	17,611	17,629	17,781
Diluted	17,884	17,966	17,838	18,161

Revenue for the quarter ended April 30, 2008 increased by $606 or 19% to $3,871 from $3,265 for the comparable 2007 quarter. This increase in revenue in the quarter ended April 30, 2008 compared to prior year period includes $583 in revenue generated from our acquisitions of Intagio and ATX Barter.

Revenue for the nine month period ended April 30, 2008 increased by $1,179 or 11% to $11,899 from $10,720 for the comparable 2007 nine month period. In the first quarter of 2007, we generated $357 in revenue (“conversion revenue”) by charging approximately twelve hundred former BXI members, who had positive ITEX dollar account balances, one-time sales transaction fees on their balances in order for them to adopt, for all future transactions, our standard ITEX fee plan where we assess transaction fees on both purchases and sales. There was no conversion revenue in the first quarter of 2008. Without the conversion revenue, revenue would have been $10,363 in the nine month period ended April 30, 2007, and our revenue from existing operations for the nine month period ended April 30, 2008 would have reflected an increase of $1,536 or 15%. The increase in revenue in the nine month period ended April 30, 2008 compared to prior year period includes $1,222 in revenue generated from our acquisition of Intagio and ATX Barter assets, $145 in organic growth from existing operations, $120 in ITEX dollar revenue and $49 from new Broker franchise and transfer fees.

Income from operations decreased $15 or 4% to $408 for the quarter ended April 30, 2008 from $423 for the comparable 2007 quarter. The comparative decrease was primarily due to increases in bad debt expense of $232, amortization of intangibles of $85, employee related expenses of $70, rents of $27, net of utilities, general legal fees of $17 and $66 for legal fees and other expenses required to address the unsolicited third-party tender offer and other costs of being a public company. These increases were offset by an increase of $473 in Marketplace revenue net of corresponding costs of Marketplace revenue.

Income from operations decreased $84 or 7% to $1,162 for the nine month period ended April 30, 2008 from $1,246 for the comparable 2007 nine month period. The comparative decrease was primarily due to increases in bad debt expense of $272, amortization of intangibles of $225, employee related expenses of $95, rents of $58, net of utilities, general legal fees of $40, and $96 for legal fees and other expenses required to address the unsolicited third-party tender offer and other costs of being a public company. These increases were offset by an increase of $785 in Marketplace revenue net of corresponding costs of Marketplace revenue.

Income before income taxes decreased $36 or 8% to $413 for the quarter ended April 30, 2008 from $449 for the comparable 2007 quarter. This was due to a decrease in operating income of $15 in the third quarter of 2008 and a decrease in net interest expense of $21 due to lower cash balances as a result of 2008 acquisitions and interest incurred on outstanding debt.

Net income decreased $30 or 12% to $230 for the quarter ended April 30, 2008 from $260 for the comparable 2007 quarter. Earnings per share for the same quarters remained constant at $0.01 per share.

For more than four years, we have sustained our profitability while acquiring a significant competitor (BXI), acquiring select assets of other competitors (Intagio and ATX Barter), focusing our business model on cashless transaction processing and the support of our franchise network, and eliminating non-essential services. We believe we are providing excellent support to our Brokers in the Marketplace as demonstrated by the positive feedback we received in a Broker survey conducted in the third quarter of 2007.

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

Our post-acquisition actions have contributed to the success of the Intagio acquisition. After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions. We subsequently terminated four of the nine former Intagio employees and added four full-time equivalents in the Intagio regions. We have retained three Intagio regions to operate as corporate-owned offices (“corporate prototype offices”). As of April 30, 2008, we have nine full-time equivalents in our corporate prototype offices.

On February 1, 2008, we acquired ATX Barter and merged their members into our corporate prototype office in Cleveland. In our corporate prototype offices, we intend to test new ancillary charges and pursue other strategies in order to increase Marketplace revenue and better serve members. If successful in increasing Marketplace revenue and income from operations in these regions, we intend to use the corporate prototype offices as a model for our Brokers. We believe we have successfully managed our corporate prototype offices.

The following shows our financial results for our Intagio and ATX Barter acquisitions:

	Three Months Ended April 30, 2008			Nine Months Ended April 30, 2008
	(unaudited)			(unaudited)
	Corporate prototype offices	Sold Intagio regions	Total	Corporate prototype offices	Sold Intagio regions	Total
Revenue:
Marketplace revenue	$316	$267	$583	$778	$444	$1,222
ITEX dollar revenue	-	-	-	-	-	-
	316	267	583	778	444	1,222

Costs and expenses:
Cost of Marketplace revenue	142	165	307	420	274	694
Salaries, wages and employee benefits	-	-	-	-	-	-
Selling, general and administrative	30	-	30	93	-	93
Depreciation and amortization	85	-	85	216	-	216
	257	165	422	729	274	1,003

Income from operations	$59	$102	$161	$49	$170	$219

Markeplace revenue from our corporate prototype offices was $316 and $778 in the three and nine month periods ended April 30, 2008. Marketplace revenue from our corporate prototype offices in the third quarter increased $60 or 23% to $316 from $256 in the second quarter. Approximately $14 of this increase relates to revenue from ATX Barter which we acquired on February 1, 2008. One strategy we have implemented in our corporate prototype offices is to maintain salary based compensation instead of revenue based commissions consistent with the other Brokers. While our corporate prototype office Marketplace revenue increased by 23% in third quarter as compared to the second quarter, the cost of those Marketplace revenues remained constant. The cost of Marketplace revenue for our corporate prototype offices in both the third and second quarters was $142.

Our income from operations benefitted from contributions from corporate prototype offices, excluding amortization of the acquired intangible assets, of $144 and $265 for the three and nine month periods ended April 30, 2008.

Marketplace revenue from the Intagio acquisition, including the three corporate prototype offices we retained and the two offices we sold, was $583 and $1,222 in the three and nine month periods ended April 30, 2008. Marketplace revenue from the Intagio acquisition in the third quarter increased $231 or 66% to $583 from $352 in the second quarter. Our income from operations benefitted from contributions from the Intagio acquisition, including our corporate prototype offices but excluding amortization of the acquired intangible assets, of $246 and $435 for the three and nine month periods ended April 30, 2008. Income from operations from the Intagio acquisition in the third quarter increased $126 or 105% to $246 from $120 in the second quarter.

Growing organically

In the twelve month period ended April 30, 2008, we have undertaken the following revenue-generating efforts:

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

•	We invested in search engine optimization (“SEO”) throughout our website in order to drive more traffic and gain more visibility through Internet search.
•	We hired a national sales manager in July 2007 to assist our Broker network in registering new members.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three month periods ended April 30, 2008 and 2007 with amounts expressed as a percentage of total revenues:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue	$3,811	98%	$3,265	100%	$11,779	99%	$10,720	100%
ITEX dollar revenue	60	2%	-	0%	120	1%	-	0%
	3,871	100%	3,265	100%	11,899	100%	10,720	100%

Costs and expenses:
Cost of Marketplace revenue	2,504	65%	2,270	70%	7,758	65%	7,323	68%
Salaries, wages and employee benefits	408	11%	338	10%	1,193	10%	1,098	10%
Selling, general and administrative	388	10%	156	5%	1,334	11%	830	8%
Depreciation and amortization	163	4%	78	2%	452	4%	223	2%
	3,463	89%	2,842	87%	10,737	90%	9,474	88%

Income from operations	408	11%	423	13%	1,162	10%	1,246	12%
Other income, net	5	0%	26	1%	10	0%	112	1%

Income before income taxes	413	11%	449	14%	1,172	10%	1,358	13%

Income tax expense	183	5%	189	6%	473	4%	526	5%

Net income	$230	6%	$260	8%	$699	6%	$832	8%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other fees net of revenue adjustments. The following are the components of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Broker offices:
Association fees	$1,003	$961	$3,085	$2,954
Transaction fees	2,506	2,275	7,755	7,627
Other fees	(14)	29	162	139

Prototype offices:
Association fees	85	-	223	-
Transaction fees	220	-	533	-
Other fees	11	-	21	-
	$3,811	$3,265	$11,779	$10,720

Marketplace revenue for the quarter ended April 30, 2008 increased by $546 or 17% to $3,811 from $3,265 during the same quarter in the prior year. Comparable association fee revenue increased by $42 or 4% and comparable transaction fee revenue increased by $231 or 10%. The increase in total Marketplace revenue in the quarter ended April 30, 2008 compared to prior year period includes $583 in revenue generated from our acquisition of Intagio assets (which includes $316 from our ongoing corporate prototype offices). We anticipate a continuation of growth of Marketplace revenue in the fourth quarter and, primarily due to our additional revenue from our 2008 acquisitions, we expect Marketplace revenue in the fourth quarter of 2008 to exceed the results in the same quarter of 2007.

Marketplace revenue for the nine month period ended April 30, 2008 increased by $1,059 or 10% to $11,779 from $10,720 during the period in the prior year. Comparable association fee revenue increased by $131 or 4% and comparable transaction fee revenue increased by $128 or 2%. Transaction fees in the first quarter of 2007 included $357 in conversion revenue. Excluding the conversion revenue, total Marketplace revenue in the nine month period ended April 30, 2008 compared to prior year period would have reflected an increase of $1,416. This increase includes $1,222 in revenue generated from our acquisition of Intagio assets (which includes $778 from our ongoing corporate prototype offices) and $174 in organic growth from existing operations and $20 from the sale of a new franchise in Washington state.

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

Historically, we have not reported ITEX dollar activity in our financial statements because we concluded that our ITEX dollars do not have readily determinable fair values. However, as described above in “Growing by acquisition”, beginning in the first quarter of 2008, we began generating ITEX dollars from our corporate prototype offices. Since we operate the corporate prototype offices with our own employees, we do not expend any portion of the ITEX dollars earned back as commissions as we do with our Brokers.

Beginning in the first quarter of 2008, we spent a more than de minimus amount of ITEX dollars in the Marketplace for our corporate needs. In doing so, we received certain products or services at prices comparable to what we would have expended had we paid in USD. We recorded $60 and $0 as ITEX dollar revenue for the three month periods ended April 30, 2008 and 2007, respectively. The corresponding ITEX dollar expenses in the third quarter of 2008 were for legal, printing, rents, outside services and miscellaneous expenses. We will continue to utilize ITEX dollars for our corporate purposes in future periods. We expect a modest increase in our ITEX dollar expenses in the fourth quarter of 2008 compared to those in the third quarter.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to Brokers, salaries and employee benefits of our corporate prototype offices and expenses directly correlated to Marketplace revenue. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Market- place Revenue	2007	% of Market- place Revenue	2008	% of Market- place Revenue	2007	% of Market- place Revenue
	(unaudited)				(unaudited)
Association fee commissions	$402	10%	$425	13%	$1,261	11%	$1,265	12%
Transaction fee commissions	1,867	47%	1,765	54%	5,816	49%	5,746	54%
Prototype office salaries, wages, employee benefits, and independent contractor expenses	141	4%	-	0%	414	3%	-	0%
Other Marketplace expenses	94	2%	80	2%	267	2%	312	3%
	$2,504	63%	$2,270	70%	$7,758	65%	$7,323	68%

Cost of Marketplace revenue increased by $234 or 10% to $2,504 from $2,270 for the quarters ended April 30, 2008 and 2007, respectively. The increased cost of marketplace revenue, primarily composed of Broker commissions and employee expenses for our corporate prototype offices, does not entirely correlate to the 22% increase in Marketplace revenue primarily because the employee expenses in our corporate prototype offices are fixed and do not vary according to the revenue generated in those offices. We expect this trend to continue in future periods as we do not plan to incorporate a revenue-based commission plan in our corporate prototype offices in the near future.

Cost of Marketplace revenue increased by $435 or 6% to $7,758 from $7,323 for the nine month periods ended April 30, 2008 and 2007, respectively. The increase approximately correlates to the 11% increase in Marketplace revenue but is lower due to the fixed employee expenses in our corporate prototype offices.

The following shows the commissions and corporate prototype office salaries, wages and employee benefits separately as a percent of their related revenue:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Related Revenue	2007	% of Related Revenue	2008	% of Related Revenue	2007	% of Related Revenue
	(unaudited)				(unaudited)
Association fee commissions	$402	40%	$425	44%	$1,261	41%	$1,265	43%
Transaction fee commissions	1,867	75%	1,765	78%	5,816	75%	5,746	75%
Prototype office salaries, wages and employee benefits	141	45%	-	0%	414	53%	-	0%

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits and other personnel related items. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(unaudited)				(unaudited)
Salaries, wages and employee benefits	$408	10.1%	$338	10.4%	$1,193	9.9%	$1,098	10.2%

Salaries, wages and employee benefits expense increased by $70 or 21% to $408 for the quarter ended April 30, 2008 from $338 for the comparable 2007 quarter. This was primarily caused by an increase of two full-time equivalents. This expense will continue to increase moderately in the fourth quarter due to an additional two full-time equivalents hired to work in our corporate prototype offices. As a percentage of revenue, however, salaries, wages and employee benefits expense as a percentage of total revenue decreased by 0.3% from 10.4% to 10.1%.

Salaries, wages and employee benefits expense increased by $95 or 9% to $1,193 for the nine month period ended April 30, 2008 from $1,098 for the comparable 2007 nine month period. This was a result of adding two full-time equivalent employees, normal employee turnover and certain cost of living rate increases. As a percentage of revenue, however, salaries, wages and employee benefits expense as a percentage of total revenue decreased by 0.3% from 10.2% to 9.9%.

Selling, General and Administrative

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(unaudited)				(unaudited)
Selling, general and administrative	$388	9.6%	$156	4.8%	$1,334	11.1%	$830	7.7%

Selling, general and administrative increased by $232 or 149% to $388 for the quarter ended April 30, 2008 from $156 for the comparable 2007 quarter. Contributing $71 was bad debt expense. Another $64 or 41% were legal fees and other expenses required to address the unsolicited tender offer and other costs of being a public company. The remaining increase in selling, general and administrative of $97 or 62% was primarily due to increases in ITEX dollar expenses of $60 and other legal fees of $17.

Selling, general and administrative increased by $504 or 61% to $1,334 for the nine month period ended April 30, 2008 from $830 for the comparable 2007 nine month period. The increase was primarily due to increases in bad debt expense of $111, ITEX dollar expenses of $119, legal fees and other expenses required to address the unsolicited tender offer and other costs of being a public company of $105, rents of $58, net of utilities, other legal fees of $40, and foreign exchange losses of $19.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangibles. Comparative results are as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(unaudited)				(unaudited)
Depreciation and amortization	$163	4.0%	$78	2.4%	$452	3.7%	$223	2.1%

Depreciation and amortization increased by $85 or 109% to $163 for the quarter ended April 30, 2008 from $78 for the comparable 2007 quarter. Depreciation and amortization increased by $229 or 103% to $452 for the nine month period ended April 30, 2008 from $223 for the comparable 2007 nine month period. Increases in both the three and nine month periods ended April 30, 2008 occurred primarily as a result of amortization of intangible assets acquired with the Intagio and ATX Barter acquisitions on August 1, 2007 and February 1, 2008, respectively. Amortization on those intangible assets was $85 and $216 in the three and nine month periods ended April 30, 2008. Our scheduled depreciation and amortization in future periods is as follows:

Year ending July 31,

2008 (May - July)	$173
2009	684
2010	575
2011	473
2012	231
2013	230
2014	37

Total	$2,403

Other Income

Comparative results are as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(unaudited)				(unaudited)
Interest income	$21	1%	$26	1%	$68	1%	$71	1%
Interest expense	(16)	0%	-	0%	(58)	0%	(28)	0%
Gain on sale of offices, net	-	0%	-	0%	-	0%	70	1%
Other	-	0%	-	0%	-	0%	(1)	0%
	$5	0%	$26	1%	$10	0%	$112	1%

Other income decreased by $21 or 81% to $5 for the quarter ended April 30, 2008 from $26 for the comparable 2007 quarter. Other income decreased by $102 or 91% to $10 for the nine month period ended April 30, 2008 from $112 for the comparable 2007 nine month period. Decreases in both the three and nine month periods ended April 30, 2008 occurred primarily as a result of interest expense on long-term debt due to Intagio. Interest expense on this debt will decrease in future quarters as we reduce the principal with each loan payment.

Income Taxes

Comparative results are as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(unaudited)				(unaudited)
Income before income taxes	$413	10%	$449	14%	$1,172	10%	$1,358	13%
Federal income tax rate	34%		34%		34%		34%
Federal tax expense	140	3%	153	5%	398	3%	462	4%
State tax expense	48	1%	36	1%	83	1%	64	1%
Permanent differences	-	0%	-	0%	3	0%	-	0%
Other	(5)	0%	-	0%	(11)	0%	-	0%
	$183	5%	$189	6%	$473	4%	$526	5%

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

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are 2003 through 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2008, accrued expenses on our consolidated balance sheet included $34 for interest and penalties associated with unrecognized tax benefits. We included $2 and $17, respectively, in state tax expense in the three and nine month periods ended April 30, 2008.

As of April 30, 2008, we have no valuation allowance on available federal net operating loss carryforwards (“NOLs”). The deferred tax assets recorded on our balance sheet as of April 30, 2008 represent our estimate of all deferred tax benefits to be utilized in the current year, 2008, and future periods beyond 2008. We will not be recording a large income tax benefit in the fourth quarter of 2008 as we have in prior years. Accordingly, our net income in the fourth quarter and the year ending 2008 as well as our earnings per share for the quarterly and annual periods will be significantly lower than in prior years.

FINANCIAL CONDITION (in thousands)

We present our Consolidated Balance Sheets and Statements of Cash Flows in United States dollars and exclude any ITEX dollar activity. Our total assets were $15,750 and $14,304 at April 30, 2008 and July 31, 2007, respectively, representing an increase of $1,446 or 10%. This increase resulted primarily from an increase of $1,393 in goodwill, $1,255 in net intangible assets, $175 in prepaid expenses, and $256 in notes receivable from corporate office sales resulting from the acquisition of Intagio assets, net of subsequent sales. These increases were substantially offset by a decrease of $1,160 in cash and cash equivalents because we used $2,381 for acquisitions inclusive of related expenses, and a decrease of $377 in deferred tax assets.

Accounts receivable balances, net of allowances of $387 and $265, were $1,050 and $1,113 as of April 30, 2008 and July 31, 2007, respectively. Comparative results are as follows:

	April 30, 2008 (Unaudited)	% of Gross Accounts Receivable	July 31, 2007	% of Gross Accounts Receivable
Gross accounts receivable	$1,437	100%	$1,378	100%
Less: allowance	387	27%	265	19%
Net accounts receivable	$1,050	73%	$1,113	81%

Gross accounts receivable increased by $59 or 4% due primarily to increased revenue from the acquired Intagio assets while net accounts receivable decreased by $63 or 6% because of an increase in the accounts receivable allowance of $122. As of April 30, 2008, our accounts receivable balances were older as compared with the balances at July 31, 2007. We attribute this primarily to extending the time allowed to collect receivables from former Intagio members, who were delinquent in paying cash fees owed prior to our acquisition, before we write them off. We wrote-off most of the delinquent receivables in the third quarter of 2008 but some remain that we still are trying to collect.

Our total current liabilities were $2,579 and $1,955 at April 30, 2008 and July 31, 2007, respectively, representing an increase of $624 or 32%. The increase is due primarily to the current portion of a new note payable of $579 to Intagio as part of the Intagio asset acquisition.

Our stockholders’ equity increased $678 or 5% to $13,008 at April 30, 2008, compared to $12,330 at July 31, 2007. For nearly five years, our stockholders’ equity has increased each and every quarter. On average, our stockholders’ equity over this period has increased 19% per quarter. We expect this trend to continue in future periods. On average, our market capitalization over this same period has increased 10% per quarter.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities, cash and cash equivalents, and a line of credit. Our cash used by operating activities was $15 for the three month period ended April 30, 2008 due, primarily, to the timing of our operating cycles versus our accounting cycles. Cash provided by operating activities was $1,770 for the nine month period ended April 30, 2008. Our cash and cash equivalent balance as of April 30, 2008 totaled $593. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, US Bank (“line of credit”). We have no outstanding balance on our line of credit as of April 30, 2008. Our cash and cash equivalent balances, outstanding balances on our line of credit, and working capital balances (as defined as total current assets minus total current liabilities) for recent periods are as follows:

	April 30, 2008	January 31, 2008	October 31, 2007	July 31, 2007	April 30, 2007
	(unaudited)
Cash and cash equivalents	$593	$1,018	$254	$1,753	$1,655
Outstanding balance on our line of credit	$-	$-	$-	$-	$-
Working capital	$388	$232	$(332)	$1,981	$1,473

On August 1, 2007 and February 1, 2008, we acquired from The Intagio Group, Inc. and ATX Barter, Inc., respectively, certain assets of commercial trade exchange networks including membership lists and other intangibles. We used $2,381 of our cash and cash equivalents on these acquisitions inclusive of acquisition related expenses.

Changes in cash and cash equivalents for the three and nine month periods ended April 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Cash provided by (used in) operating activities	$(15)	$577	$1,770	$1,944
Cash provided by (used in) investing activities	(345)	33	(2,362)	442
Cash used by financing activities	(138)	-	(568)	(1,045)
Increase (decrease) in cash	$(498)	$610	$(1,160)	$1,341

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.

As described further in “operating activities” below, because of differences in our accounting cycles versus operating cycles, we made one extra commission and payroll payment in the third quarter of 2008 as compared to the third quarter of 2007. However, our business model has historically proven to be successful in providing positive cash flow from operating activities. This positive cash flow enabled us, in large part, to complete acquisitions in both the first and third quarters of 2008. We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements including repayment of debt incurred in the Intagio acquisition.

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

Operating Activities

We present our Consolidated Statements of Cash Flows using the indirect method as outlined and permitted by SFAS No. 95, Statement of Cash Flows. Under this method, we calculate cash provided by operations net of scheduled commission payments according to our operating schedules not accounting schedules, and payments for operating expenses, the timing of which is discretionary. For the quarter ended April 30, 2008, our operating activities used $15 compared to $577 provided from the same quarter in the prior year, a decrease of $592 or 103%. For the nine month period ended April 30, 2008, our operating activities provided $1,770 compared to $1,944 provided from the same period in the prior year, a decrease of $174 or 9%. The total cash we received exclusively from our members, net only of credit card returns, electronic fund transfer returns, and return checks is as follows:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2008	% of Total Cash	2007	% of Total Cash	2008	% of Total Cash	2007	% of Total Cash
	(unaudited)				(unaudited)
Credit cards, net	$2,156	60%	$1,839	56%	$7,085	61%	$6,085	56%
Electronic fund transfers, net	941	26%	957	29%	3,090	26%	3,195	30%
Checks and cash, net	482	14%	489	15%	1,538	13%	1,566	14%
Cash received from Marketplace members, net	$3,579	100%	$3,285	100%	$11,713	100%	$10,846	100%

Cash received from Marketplace members, net, increased by $294 or 9% in the quarter ended April 30, 2008 as compared to the same quarter in the prior year. Cash received from Marketplace members, net, increased by $867 or 8% in the nine month period ended April 30, 2008 as compared to the same period in the prior year. In both the quarter and the nine month period we increased, on a percentage basis, the combined cash received from credit cards and electronic fund transfers. These payment methods provide us with more immediate cash and less likelihood of non-payment on our billed receivables. Also, because most of the cash we receive from credit cards and electronic fund transfers comes when we initiate large batch transactions at scheduled times soon after operating cycle end dates, when Marketplace members pay by these methods, it enables us to accurately predict our cash balances and manage them most effectively from month to month.

We make our commission and payroll payments in two tranches, the first approximately one week after the end of our operating cycle and the second approximately two weeks later. In 2008, we paid both tranches for the most recently ended operating cycle in the third quarter. In 2007, we paid the first tranche for the most recently ended operating cycle on the first day of the fourth quarter. This happened because each year we divide our operations into 13 operating cycles each lasting 28 days for a total of 364 days per year. Our operating cycle in the third quarter of 2008 ended one day earlier than it did in the third quarter of 2007. Our payments for commissions and payroll were $2,870 and $2,351 for the quarter ended April 30, 2008 and 2007, respectively, representing an increase of $519 or 22%. Our payments for commissions and payroll were $8,165 and $7,439 for the nine month period ended April 30, 2008 and 2007, respectively, representing an increase of $726 or 10%. This increase results from higher commissions paid on increased revenue but also because we made commission and payroll payments twenty times in the nine month period ended April 30, 2008 and only nineteen times in the nine month period ended April 30, 2007. Because of the timing of the operating cycles, we will make only six commission and payroll payments in the fourth quarter of 2008 as opposed to seven payments in the fourth quarter of 2007. Therefore, we expect our quarter over quarter cash flow in the fourth quarter will show a significant increase in 2008 versus 2007.

Finally, cash used in operating activities in the third quarter of 2008 was negatively impacted by a prepayment of $100 for strategic and financial advisory services that we will receive for six months beginning May 1, 2008.

Excluding the cash outflows for commissions and payroll at the end of the third quarter of 2008 in the amount of $372 and a prepayment of strategic and financial advisory services of $100, our comparable net cash provided by operating activities would be as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Cash provided by (used in) operating activities, as reported	$(15)	$577	$1,770	$1,944
Non-comparable commission and payroll payments	372	-	372	-
Non-comparable prepaid services	100	-	100	-
Increase (decrease) in cash	$457	$577	$2,242	$1,944

Investing Activities

For the quarter ended April 30, 2008, our investing activities used $345 while our investing activities provided $33 in the same quarter of the prior year, a decrease of $378. Items that contributed to a decrease in investing activities were: acquisition costs of $334 for ATX Barter, a BXI earnout payment of $37, purchases of new servers and other computer equipment of $37, and increases in advances on loans of $67. Offsetting these decreases were increases in: payments received from loans of $29 and payments received from notes receivable – corporate office sales of $60 due, in part, to one note with an outstanding balance of $15 being repaid in full approximately three years in advance of its scheduled payoff.

Financing Activities

For the quarter ended April 30, 2008, cash used for our financing activities was $138 compared to $0 used in the same quarter in the prior year. In the current quarter we made principal repayments on our long-term debt incurred in connection with our acquisition of certain Intagio assets.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. Certain lease agreements provide for payment of insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms. The only leases not under month to month renewal terms is for our executive office space and our corporate prototype office in Ohio. As of April 30, 2008, the future minimum commitments in both United States dollars (“U.S. dollars”) and ITEX dollars under these operating leases are as follows:

	Executive office		Prototype office		Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009

Lease commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2008 (May - July)	$39	$-	$5	$3	$44	$3
2009	155	-	18	10	173	10
2010	116	-	-	-	116	-

Total	$310	$-	$23	$13	$333	$13

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and three corporate prototype offices for the three and nine month periods ended April 30, 2008 was $60 and $131, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of April 30, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications and data communications		Promotion and advertising		Total

Purchase commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2008 (May - July)	$11	$-	$53	$18	$64	$18
2009	27	-	90	20	117	20
Thereafter	-	-	-	-	-	-

Total	$38	$-	$143	$38	$181	$38

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

Our largest sources of revenues are transaction fees and association fees. We generally charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also generally charge both the buyer and the seller a transaction fee based on the ITEX dollar value of the Marketplace transaction. Additionally, we may charge various auxiliary fees to members such as annual membership dues, late fees, finance charges and insufficient fund fees. The total fees we charge to members are substantially in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track ITEX dollar fees in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer (“EFT”) or by check. Currently, approximately 86.5% of our members make payments through EFT or by credit cards using our Autopay System. If paying by credit card or EFT through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.

In each accounting cycle, we recognize as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

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

ITEX Dollar Summary	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Fees received	$1,077	$1,106	$3,671	$3,415
Expenditures	1,096	1,096	3,676	3,522
Increase	$(19)	$10	$(5)	$(107)

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

On April 30, 2008, we had NOLs of approximately $19,362 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at April 30, 2008 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2008.

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

We account for stock-based non-employee compensation in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We use the Black-Scholes model to value such compensation and recognize the expense over the period we receive the respective services. Additionally, we re-measure any unvested portion of an award at each measurement date and record the adjustment over the remaining period we receive the services.

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

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

The issues and uncertainties listed below, among other, may adversely impact and impair our business and should be considered in evaluating our financial outlook and the forward-looking statements included in this report.

Our evaluation of new strategic directions may not result in viable new alliances, mergers or acquisitions, may not enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

On May 1, we retained the investment bank Montgomery & Co, LLC (“Montgomery”) as our financial advisor to assist us in evaluating a range of strategic alternatives and opportunities and update us regarding prevailing market conditions for mergers and acquisitions. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any additional agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement. The mere negotiation or the consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to alliance, merger or acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into the acquiring organization.

•	Retaining employees from the businesses acquired.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

The expected benefit of any of these strategic relationships may not materialize and the cost of these efforts may negatively impact our financial results. Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Our future revenue growth and profitability remains uncertain.

During 2008, we have increased revenues through organic growth and through acquisitions. While we expect our revenues to increase in the year ended July 31, 2008, our revenues declined by 3% in the year ended July 31, 2007. We cannot assure you that our revenues will continue to increase in future quarters or future years. We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available. We have sustained profitable operations for nearly five years. However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

We are largely dependent on key personnel.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations.

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

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as US dollars. In the three and nine month periods ended April 30, 2008, approximately 7% and 8%, respectively, of our total revenues were derived from Canadian operations. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We completed our acquisition of BXI in 2005, the Intagio assets on August 1, 2007 and ATX Barter on March 1, 2008. However, we have a limited amount of experience acquiring companies. We have evaluated, and expect to continue to evaluate, other potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our common stock. Compliance with Sarbanes Oxley is a significant burden to a business of our size.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules, we will be required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending July 31, 2008. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending July 31, 2009. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation. We are currently performing the system and process documentation and evaluation needed to comply with Section 404.

During this process, if we identify one or more material weaknesses in our internal control over financial reporting we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of July 31, 2008 (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 5. If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of July 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 – Legal Proceedings of the Notes to Financial Statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 1, 2008, we issued to Genesis Select Corporation for $100 a warrant for the purchase of 100,000 shares of common stock as consideration for investor relations and investment banking-related services. The warrant has a seven-year term, is exercisable at $.95 per share and contains a net exercise provision. The recipient was accredited, had access to all material information concerning the Company, and acquired the securities for investment. Any certificates issued representing the warrant and shares of common stock issued upon exercise thereof will carry an appropriate legend. The issuance, including shares of common stock into which the warrants is exercisable, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

ITEX CORPORATION
(Registrant)

Date: June 3, 2008	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer