Form 10-K
period 2008-07-31
ITEX CORP
filed 2008-10-01
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 - K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2008.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to

Commission File Number 0-18275

ITEX CORPORATION
(Name of small business issuer in its charter)

Nevada	93-0922994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3326 160th Avenue SE, Suite 100, Bellevue, WA 98008-6418
(Address of principal executive offices)

(425) 463-4000
(Issuer’s telephone number including area code)

Securities registered under Section 12 (b) of the Exchange Act	None

Securities registered pursuant to Section 12 (g) of the Exchange Act	Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2008 was approximately $13,884,489 based upon 15,777,828 shares held by such persons and the closing bid price of $.88 as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 1, 2008, we had 17,816,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

ii

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2008

iii

PART I

Special Note Regarding Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance. Forward-looking statements reflect our expectations and assumptions only as of the date of this report and are subject to risks and uncertainties. Actual events or results may differ materially. We have included a discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements in the section entitled “Risk Factors” (refer to Part I Item 1A). We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”). We service our member businesses through our independent licensed brokers and franchise network and corporate-owned prototype offices (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable member businesses (our “members”) to trade goods and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

We maintain our executive offices at 3326 160th Avenue SE, Suite 100, Bellevue, Washington 98008-6418. Our telephone number is 425-463-4000. We routinely post important information on our website under the Investor Relations tab. Our website address is www.itex.com. There we also make available, free of charge, our SEC reports including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2008 and 2007, members made approximately 87% and 86%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 96% of our total revenue in 2008 and 2007, respectively.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP). Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 - Financial Statements for a description of our accounting policies. As discussed in our critical accounting policies, due to the lack of readily determinable fair values and our ability to control and manipulate ITEX dollars, we recognize a small amount of Marketplace revenues or expenses of ITEX dollars on our financial statements that meet very specific criteria. We recognize ITEX dollars as required by the Internal Revenue Service for income tax reporting purposes. We account for ITEX dollar transactions and USD fee assessments in statements to members and Brokers. The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives. Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and Brokers. We expend a small amount of ITEX dollars for certain ITEX operating expenses.

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in the United States and Canada. We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o
A system that enables members to execute and track transactions in the Marketplace. We have internally developed an industry exclusive, comprehensive, customer relationship management and payment processing software called “TEAM.” This online software solution provides members, Brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance our technologically advanced multi-channel payment system that provides efficient internet access to ITEX members and our Broker Network. These upgrades and enhancements in computer and communications technology provide Brokers and members with additional tools and more effective computer applications to more easily engage in “real-time” transactions.

o
A community where members can meet and feel comfortable with other members. Our website has a casual, community approach conveying to Marketplace members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. The member business profile section of our website allows business owners to provide personal pictures, tell the Marketplace more about themselves and communicate with other member businesses via blogs. We believe that seeing the photograph of a business owner and sharing selected personal information will differentiate member businesses and encourage others to conduct transactions with them in the Marketplace.

o
More regions in which to trade by increasing the size and effectiveness of our Broker Network. To attract new franchisees and increase the trade regions covered by the Marketplace, we have a franchise portion of our website, www.itex.com. We identified target markets, provided added detail about our company and business model, and allowed potential franchisees to calculate sample financial forecasts.

During 2008, we acquired certain assets of two commercial trade exchange networks (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7) and expanded our presence in six U.S. regions, four of which were previously not served by existing Brokers.

o
Excellent customer service by the Broker Network and our corporate office. We provide training and support for new and existing Brokers and refine our franchisee and Broker operating manuals and related support materials. Additionally, we hold an annual convention and several regional meetings where we discuss and attempt to find solutions for current issues and proactively plan for future enhancements and benefits to our Trading Community. We created a national sales manager position to work with Brokers to implement various strategies and methods for obtaining new members and a business development position to execute partnerships with national organizations to create more members within our trading community.

o
Develop a web based Software as a Service (SaaS) model. This potential new revenue stream is targeted at midsized businesses to enable them in creating reward communities within their employee and customer base, using the ITEX proprietary exchange platform.

Members

The Marketplace has approximately 24,000 members in the United States and Canada. The majority of members are business owners with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:

•	Attract new customers
•	Increase sales and market share
•	Add new channels of distribution
•	Utilize unproductive assets, surplus inventory or excess capacity

Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members. The following is a representative example of a transaction:

A dentist wants to remodel her office. Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $1,500 ITEX dollars. The dentist has ITEX dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant owner and a lawyer, all members of the Marketplace, in exchange for ITEX dollars. These other members originally acquired ITEX dollars by providing products or services for other Marketplace members.

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

Marketing

Our marketing strategy is to promote our Membership Trading Community brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business. Our marketing efforts include a program of support and education for our members and Brokers in addition to continual upgrades and features of our website, www.itex.com. New tools for Brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message. To promote the Marketplace, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means. In addition, we pursue strategic affiliations with companies with access to potential business members.

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

Industry Overview

General

Our industry was developed when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.” For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace. There are several hundred single office Exchanges in the United States and Canada.

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

We compete primarily on a service basis, including the number of products and services available in the Marketplace and the liquidity of ITEX dollars. We expect to encounter competition in our efforts to expand our Marketplace. In addition to existing Exchanges, new, smaller competitors can launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of members is necessary to offer a quality Exchange. We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in software. Ultimately, we believe these elements create a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive Exchange successful. Regardless, our competitors could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have. Such companies could be strong competitors if they decided to develop a focused business effort in our industry.

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

It is the legal responsibility of our Brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act. Except for our three corporate-owned offices, our Brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network. However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network. For example, our contractual relationship with a Broker could be subject to challenge to determine whether an individual is an independent contractor or an employee for purposes of the Fair Labor Standards Act or state equivalents. Under various agency positions, we could potentially be found liable for the conduct of our independent contractors in a situation where that contractor has caused injury to a third party. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. Many states broadly view the requirements of what constitutes a franchise and, consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation. There is a risk that one or more of our non-franchise business relationships could be deemed to constitute a franchise. An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Employees

As of July 31, 2008, we had 31 full-time, contract and temporary employees - 20 in our corporate headquarters and 11 in our corporate prototype offices. From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, accounting or administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains statements that are forward-looking such as estimates, projections, statements relating to our business plans, objectives and expected operating results. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7 and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

Our future revenue growth and profitability remains uncertain.

During 2008, we increased revenues by 13% through organic growth and through acquisitions. We cannot assure you that our revenues will continue to increase in future quarters or future years. We may continue to add revenue through acquisitions, but we cannot assure you that we will be successful in our acquisition efforts or that financing for these endeavors will be available. We have sustained profitable operations for five years. However, our prospects for the future must be considered in light of the uncertainty of revenues and markets. We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

Acquisitions could result in operating difficulties, dilution and other harmful consequences; Our evaluation of new strategic directions may not result in viable new alliances, mergers or acquisitions, may not enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We completed our acquisition of BXI in 2005, the Intagio assets on August 1, 2007 and ATX The Barter Company on March 1, 2008. Subsequent to year-end, we completed an acquisition of Intagio Media Services. Despite these acquisitions, three of which were with the same company, we have a limited amount of experience acquiring companies. We have evaluated, and expect to continue to evaluate, other potential strategic transactions. In May 2008, we retained the investment bank Montgomery & Co, LLC as our financial advisor to assist us in evaluating a range of strategic alternatives and opportunities and update us regarding prevailing market conditions for mergers and acquisitions. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. Our exploration of strategic alternatives may not result in any additional agreements or transactions, or ensure that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement. The mere negotiation or the consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and may have contractual obligations in the future. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available business opportunities. We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are dependent on our Broker Network and franchise model

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

We transact business in Canadian dollars as well as US dollars. Revenues denominated in Canadian dollars comprised 7.7% and 7.3% in the years ended July 31, 2008 and 2007, respectively. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules, we are required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-K for our year ending July 31, 2010. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation.

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Form 10-K, that our internal control over financial reporting was effective as of July 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If we identify one or more future material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. We lease properties in the following locations that are utilized by our sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$12,898	April 30, 2010
Solon, Ohio (1)	1,250	1,779	May 31, 2009
Oakbrook Terrace, Illinois (1)(2)	5,086	8,901	October 31, 2011

(1)	This facility is utilized for our prototype office.

(2)
We entered into this lease subsequent to year-end as part of the acquisition of Intagio media assets (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

We believe that our current facilities are adequate and suitable for their current use, and that all of the leased space and all property maintained within are adequately insured. For additional information regarding our obligations under leases, refer to Note 8 ―“Commitments” included in the “Notes to Consolidated Financial Statements”, Item 8 - Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements”, Item 8 - Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

Fiscal Year Ended July 31,	2008		2007
	High	Low	High	Low
First Quarter	$1.01	$0.66	$0.97	$0.47
Second Quarter	$1.02	$0.65	$0.85	$0.64
Third Quarter	$0.98	$0.79	$0.81	$0.67
Fourth Quarter	$0.98	$0.50	$0.84	$0.68

This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

There were approximately 880 holders of record of our common stock as of July 31, 2008. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No repurchases of common stock were made during the fourth quarter of 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided as a supplement to the accompanying consolidated financial statements and notes (refer to Item 8 - Financial Statements) and is intended to help provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition. In addition to our consolidated financial statements and notes, it should be read in conjunction the section entitled “Risk Factors” (refer to Part I Item 1A) and the cautionary statement regarding forward-looking information on page 1.

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”). We service our member businesses through our independent licensed brokers and franchise network and corporate-owned prototype offices (individually, “Broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable member businesses (our “members”) to trade goods and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

2008 Accomplishments

Achieved Fifth Consecutive Year of Profitable Operations

Since 2004, we have sustained our profitability and net cash flows from operating activities by focusing our business model on cashless transaction processing and supporting our Broker Network. During 2008, we continued our profitability, increased our stockholders’ equity, and generated positive cash flows from operating activities. We had net operating loss carryforwards of approximately $19,362,000 at the beginning of 2008 which was reduced to $17,545,000 as of July 31, 2008. This amount remains available to offset future taxable income.

Accelerated Revenue Growth

For the year ended July 31, 2008 compared to 2007, our Marketplace revenues increased 13% from $14,171,000 to $15,964,000. We are seeking to increase our revenues and, correspondingly, our net income by:

•	Adding experienced members to our sales and marketing team.
•	Minimizing the barriers to join and transact in the Marketplace.
•	Increasing the benefits to members participating in the Marketplace.
•	Improving and enhancing our internet applications and electronic marketing.
•	Adding new franchisees.
•	Managing corporate-owned prototype offices.

Acquisitions Funded by Our Cash Flows from Operating Activities

In 2008, we continued to execute growth within our self-funding abilities. In the first and third quarters of 2008, we completed the acquisition of two separate trading communities, expanding into San Francisco, Chicago and Cleveland, in addition to adding members in New York, New Jersey and Connecticut. Together, the aggregate cash purchase price of $3,462,000 at the acquisition dates were funded with $1,700,000 from our cash flows from operating activities, $200,000 from our line of credit and $1,136,961 from seller financing. On August 1, 2008, we made an additional cash payment of $150,000 using our cash flow from operating activities. We expect to complete our remaining debt payments by the end of 2009 using our cash flows from operating activities.

On August 1, 2007, we expanded the Marketplace by acquiring certain assets of a commercial trade exchange network from The Intagio Group, Inc., a Delaware corporation (“Intagio”). The acquisition added approximately 2,000 members. The purchase price was (i) cash in the amount of $2,000,000, (ii) a secured promissory note in the aggregate principal amount of $1,136,961, (iii) if certain revenue targets were achieved, additional cash payments totaling up to $150,000, and (iv) the assumption of certain liabilities of less than $30,000. We utilized $1.7 million of our cash reserves and financed the balance of the purchase price by borrowing $300,000 under our Revolving Credit Agreement with U.S. Bank and by issuing an 8.0% subordinated secured promissory note (“2007 Note”) to Intagio in the aggregate principal amount of $1,136,961 due August 31, 2010. The 2007 Note is a secured obligation and ranks senior to all of our other obligations, except any U.S. Bank debt. Principal and interest on the 2007 Note is payable in twenty-four equal monthly installments of $51,422 which commenced on August 31, 2007. Our total principal repayments during 2008 were $546,000 leaving an outstanding balance as of July 31, 2008 of $591,000.

On February 1, 2008, we acquired from ATX The Barter Company, Inc. (“ATX The Barter Company”) certain assets of a commercial trade exchange network including a membership list of approximately four hundred member businesses for $325,000, paid in full with our cash reserves. These new member businesses are located in or near Cleveland, Ohio.

Improved Visibility and Positioning

During the second quarter of 2008, we retained an outside technology firm to work on the search engine optimization (SEO) of www.itex.com in addition to selective search engine marketing (SEM) through Google. In the second quarter we also retained two marketing firms to gain ITEX further media exposure, which has generated additional press coverage for the Company.

In the third quarter, we retained the investor relations firm Genesis Select to assist us in enhancing our investor relations programs and creating more awareness among investors. Our CEO presented at investor conferences and to more than two dozen institutions and equity funds on behalf of the Company. We are hopeful these activities will result in increased investor and market awareness of ITEX.

During the second and third quarters of 2008, our stockholders rebuffed an unsolicited exchange offer from a third party seeking control of ITEX. In the fourth quarter of 2008, we retained the investment bank Montgomery & Co, LLC as our financial advisor to assist our Board of Directors and management in evaluating a range of strategic alternatives and opportunities to enhance shareholder value.

Current Developments

On August 1, 2008, we acquired certain assets of a media services business from Intagio. The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace. The purchase price was (i) cash in the amount of $68,421 and (ii) a secured promissory note in the aggregate principal amount of $687,500. We also assumed certain liabilities of approximately $109,000. The $687,500 subordinated secured promissory note (“2008 Note”) to Intagio bears an interest rate of 8.0% with eleven equal monthly installments of $65,208 which commenced on August 31, 2008. At the closing, we paid Intagio the $68,421 cash purchase price as well as a prepayment of $150,000 to satisfy, in full, our maximum post-closing obligation to Intagio for the August 1, 2007 transaction (see “Acquistions Funded by Our Cash Flows from Operating Activities” above).

With this acquisition we enhanced the most active sector of our trading community with potentially high-volume media and hospitality clients. We now have the ability to offer a variety of new media opportunities directly to the ITEX Marketplace. Our media specialists will offer enhanced media planning and expanding our clients’ budgets by enabling them to fund part of their media plan through their own goods and services. In addition, we plan to use our expanded media base to register more member businesses in the hospitality, travel, and restaurant industries.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2008	2007

Marketplace and other revenue	$15,964	$14,171
Costs and expenses	14,463	12,666
Income from operations	1,501	1,505
Other income - net	16	156
Income before income taxes	1,517	1,661
Income tax expense (benefit)	583	(2,843)
Net income	$934	$4,504

Net income per common share
Basic	$0.05	$0.25
Diluted	$0.05	$0.25

Year ended July 31, 2008 and 2007. Marketplace and other revenue for year ended July 31, 2008, increased $1,793 or 13% to $15,964 from $14,171 during the prior year. We attribute this increase primarily to our acquisition in 2008 of certain assets of commercial trade exchanges from Intagio and ATX The Barter Company. Combined revenues from acquired Intagio and ATX The Barter Company assets retained as corporate prototype offices totaled $1,485 in 2008 or 83% of our revenue increase. Additionally, $225 or 13% of the increase resulted from our use, beginning in 2008, of ITEX dollars to acquire goods and services for corporate use. The remaining 4% of our revenue increase was due to organic growth.

Income before income taxes for the year ended July 31, 2008 was $1,517, a decrease of $144 or 9% from income before income taxes in 2007 of $1,661. We attribute this decrease primarily to an increase in expenses of $291 incurred to address an unsolicited third-party tender offer, investments to increase shareholder value and other costs of being a public company. Also contributing were increases in amortization of intangible assets of $308 in connection with our acquisitions and certain gains in 2007 of $80 included in other income.

Basic and diluted income per common share for the year ending July 31, 2008 and 2007 was $0.05 and $0.25, respectively. In 2007, income per common share was positively and significantly affected by income tax benefits resulting from reassessments of valuation allowances on available operating loss carryforwards for tax purposes.

Selected Quarterly Financial Results

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Marketplace and other revenue	3,853	4,175	3,871	4,065	15,964
Income from operations	272	482	408	339	1,501

Net cash flows from operating activities	767	1,018	(15)	604	2,374

Total stockholders' equity	12,341	12,754	13,008	13,319	13,319

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Marketplace and other revenue	3,790	3,665	3,265	3,451	14,171
Income from operations	295	528	423	259	1,505

Net cash flows from operating activities	944	423	577	113	2,057

Total stockholders' equity	8,229	8,376	8,659	12,330	12,330

In the first quarter of 2008, we expanded the Marketplace by acquiring certain assets of a commercial trade exchange network from Intagio. The acquisition added approximately 2,000 members.

During the third quarter, we acquired from ATX The Barter Company certain assets of a commercial trade exchange network including a membership list of approximately 400 member businesses.

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2008 and 2007, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2008		2007
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace and other revenue	$15,964	100%	$14,171	100%

Costs and expenses:
Cost of Marketplace revenue	10,335	65%	9,660	68%
Salaries, wages and employee benefits	1,634	10%	1,448	10%
Selling, general and administrative	1,869	12%	1,257	9%
Depreciation and amortization	625	4%	301	2%
	14,463	91%	12,666	89%

Income from operations	1,501	9%	1,505	11%
Other income, net	16	0%	156	1%

Income before income taxes	1,517	10%	1,661	12%

Income tax expense (benefit)	583	4%	(2,843)	-20%

Net income	$934	6%	$4,504	32%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other fees net of revenue adjustments. Revenue also includes ITEX dollar revenue. The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2008	Percent change	2007
Broker offices:
Association fees	$4,119	4%	$3,960
Transaction fees	10,323	3%	10,020
Other fees	202	6%	191

Corporate prototype offices:
Association fees	314		-
Transaction fees	747		-
Other fees	34		-

Marketplace revenue	$15,739	11%	$14,171

ITEX dollar revenue	$225		$-

Total revenue	$15,964	13%	$14,171

Year ended July 31, 2008 and 2007. Revenue increased by $1,793 or 13% for the year ended July 31, 2008 compared to 2007. We attribute this increase primarily to the contribution of $1,095 from our corporate prototype offices which we acquired during 2008. Acquisitions during 2008 contributed an additional $390 to Broker offices. Our strategic plans to increase revenue successfully contributed $83 in organic growth. During 2008, we utilized our ITEX dollars to purchase goods and services for our corporate use. ITEX dollar revenue contributed $225 to our revenue growth in 2008. Our plans to continue to increase revenue in future periods are discussed in the previous section under “Overview.”

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to Brokers, salaries and employee benefits of our corporate offices and expenses directly correlated to Marketplace revenue. The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2008	Percent change from 2007	2007
Association fee commissions	$1,663	-1%	$1,688
Transaction fee commissions	7,757	2%	7,579
Corporate prototype office salaries, wages, employee benefits, and independent contractor expenses	594		-
Other Marketplace expenses	321	-18%	393

	$10,335	7%	$9,660

Year ended July 31, 2008 and 2007. Cost of Marketplace revenue increased by $675 or 7% to $10,335 from $9,660 for the year ended July 31, 2008 and 2007, respectively. This increase correlates to an 11% increase in Marketplace revenue. Also, costs related to our corporate prototype offices contributed $594 or 88% of the increase.

The following shows the commissions and corporate prototype office costs separately as a percent of their related revenue:

	Year Ended July 31,
	2008	% of Related Revenue	2007	% of Related Revenue
Association fee commissions	$1,663	40%	$1,688	43%
Transaction fee commissions	7,757	75%	7,579	76%
Corporate prototype office salaries, wages, employee benefits, and independent contractor expenses	594	54%	-	n/a

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, medical and dental benefits, temporary services and other personnel related items. Comparative results are as follows:

	Year Ended July 31,
	2008	Percent change from 2007	2007
Corporate salaries, wages and employee benefits	$1,634	13%	$1,448
Percentage of revenue	10%		10%

Year ended July 31, 2008 and 2007. Corporate salaries, wages and employee benefits for 2008 increased by $186 or 13% to $1,634 from $1,448 as compared with 2007. This increase was primarily due to an increase of $185 of wages and salaries for four additional full-time equivalent employees added in our corporate office.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Year Ended July 31,
	2008	Percent change from 2007	2007
Selling, general and administrative expenses	$1,869	49%	$1,257
Percentage of revenue	12%		9%

Year ended July 31, 2008 and 2007. Selling, general and administrative increased by $612 or 49% to $1,869 from $1,257 for 2008 as compared to 2007. Primary contributors to this increase include: $182 for ITEX dollar expenses, $153 for investor relations, $121 for bad debts expense, and $88 for corporate prototype office expenses. During 2008, we utilized our ITEX dollars to purchase goods and services for our corporate use. During 2008, we significantly increased expenses for investor relations (see “Improved Visibility and Positioning” above).

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets. Comparative results are as follows:

	Year Ended July 31,
	2008	Percent change from 2007	2007
Depreciation and amortization	$625	108%	$301
Percentage of revenue	4%		2%

Year ended July 31, 2008 and 2007. Depreciation and amortization increased by $324 or 108% to $625 from $301 for 2008 as compared to 2007. Amortization increased by $316 in 2008 primarily in connection with our acquisition related intangible assets including membership lists and non-compete agreements. The remaining increase was due to added depreciation on fixed assets purchased during 2008.

Other Income

Other income includes interest received on notes receivable and promissory notes, certain one-time gains and offsetting interest expense on notes payable. Comparative results are as follows:

	Year Ended July 31,
	2008	Percent change from 2007	2007
Other income	$16	-90%	$156
Percentage of revenue	0%		1%

Year ended July 31, 2008 and 2007. Other income for 2008 decreased by $140 or 90% to $16 from $156 for the same period in 2007. The decrease is primarily caused by a decrease of $16 in interest income due to lower notes receivable balances combined with an increase of $44 in interest expense due to the issuance of a note payable in the amount of $1,137 on August 1, 2007 in connection with our acquisition of certain assets of Intagio (see “Acquisitions Funded by Our Cash Flows from Operating Activities” above). Other income in 2007 included $80 in various one-time non-operational transactions.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2008 and 2007, respectively, we utilized $1,817 and $2,262 of our available NOLs. As of July 31, 2008, we have approximately $17,545 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2008, we performed an assessment of our available NOLs because of an additional year of increased profitability and our anticipated acquisition of certain assets of a media services company which was completed subsequent to July 31, 2008 on August 1, 2008. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. As of July 31, 2008 and 2007, we have no valuation allowance on available Federal or State NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $16,149 and $14,304 at July 31, 2008 and 2007, respectively, representing an increase of $1,845 or 13%. This increase resulted primarily due to acquisition acquired assets of $1,510 on August 1, 2007 net of $1,700 USD paid. We have continued to generate positive cash flows from operations. Our cash and cash equivalents totaled $1,061 and $1,753 as of July 31, 2008 and 2007, respectively, representing a decrease of $692, or 39%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $361 and $265, were $1,331 and $1,113 as of July 31, 2008 and 2007 respectively, representing an increase of $218 or 20%.

	July 31, 2008	% of Gross Accounts Receivable	July 31, 2007	% of Gross Accounts Receivable
Gross accounts receivable	$1,692	100%	$1,378	100%
Less: allowance	361	21%	265	19%
Net accounts receivable	$1,331	79%	$1,113	81%

Gross accounts receivable increased by $314 or 23% due to increased revenues.

Our total current liabilities were $2,822 and $1,955 at July 31, 2008 and 2007, respectively, representing an increase of $867 or 44%. The increase is due primarily to an increase of $591 in the current portion of debt and a $101 increase in accrued taxes.

As a result of our continued profitability, our stockholders’ equity increased by $989 or 8% to $13,319 at July 31, 2008, compared to $12,330 at July 31, 2007. We have increased our stockholders’ equity by 18%, on average, every quarter for the last five years.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities, cash and cash equivalents on hand, and a $1,000 line of credit. Net cash provided by operating activities was $2,374 and $2,057 for the years ended July 31, 2008 and 2007, respectively. Our cash and cash equivalents balance as of July 31, 2008 totaled $1,061. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, US Bank (“line of credit”). We have no outstanding balance on our line of credit as of July 31, 2008.

On August 1, 2007 and February 1, 2008, we acquired from The Intagio Group, Inc. and ATX The Barter Company, Inc., respectively, certain assets of commercial trade exchange networks including membership lists and other intangibles. We used $2,381 of our cash and cash equivalents on these acquisitions inclusive of acquisition related expenses.

Changes in cash and cash equivalents for the years ended July 31, 2008 and 2007 were as follows in thousands):

	Year Ended July 31,
	2008	2007
Net cash provided by operating activities	$2,374	$2,057
Net cash provided by (used in) investing activities	(2,358)	453
Net cash used in financing activities	(708)	(1,071)
Increase (decrease) in cash and cash equivalents	$(692)	$1,439

We have financed our operational needs over the last two years through cash flow generated from operations. During 2008, we used the $2,374 net cash provided by operating activities primarily for acquisitions, routine operating expenses, and debt re-payments. Subsequent to July 31, 2008, we utilized $218 of our cash to acquire certain assets of a media services business (refer to “Current Developments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

As part of our contemplated future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $1,000 line of credit facility from our primary banking institution, U.S. Bank. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. There was no outstanding amount under this line of credit as of July 31, 2008. In the first quarter of 2009, we intend to seek to renew this facility for an additional one-year term. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2008 and 2007:

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	$767	$1,018	$(15)	$604	$2,374
Net cash provided by (used in) investing activities	(1,972)	(45)	(345)	4	(2,358)
Net cash used in financing activities	(294)	(136)	(138)	(140)	(708)
	$(1,499)	$837	$(498)	$468	$(692)

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	$944	$423	$577	$113	$2,057
Net cash provided by (used in) investing activities	451	(42)	33	11	453
Net cash used in financing activities	(749)	(296)	-	(26)	(1,071)
	$646	$85	$610	$98	$1,439

Operating Activities

For the year ended July 31, 2008, net cash provided by operating activities was $2,374 compared with $2,057 in 2007, an increase of $317 or 15%. We have had positive net cash provided by operating activities for sixteen of the past nineteen quarters. As described above, for each calendar year, we divide our operations into thirteen four-week billing and commission cycles. This sometimes causes fluctuations in reporting periods. Due to the differences between our operating and reporting periods, four payroll and commission payment periods occurred in the third quarter of 2008 as compared to three in the fourth quarter of 2008. In 2007, the opposite occurred. In 2007, three payroll and commission payment periods occurred in the third quarter of 2007 as compared to four in the fourth quarter of 2007.

We present our Consolidated Statements of Cash Flows using the indirect method as outlined and permitted by SFAS No. 95, Statement of Cash Flows. Under this method, cash provided by operations net of scheduled commission payments is a function of our operating cycles, not our accounting cycles, and payments for operating expenses, the timing of which is discretionary. The total cash we received exclusively from our members, net only of credit card returns, electronic fund transfer returns, and return checks is as follows:

	Year Ended July 31,
	2008	Percent of total	2007	Percent of total
Credit cards, net	$9,299	61%	$7,883	56%
Electronic fund transfers, net	4,036	26%	4,136	29%
Checks and cash, net	2,025	13%	2,020	14%

Cash received from Marketplace members, net	$15,360	100%	$14,039	100%

Investing Activities

During 2008, we used $1,700 and $325 for acquisitions exclusive of acquisition related costs in the first and third quarter, respectively. We did not have any acquisitions in 2007. Differences in cash provided by (used in) investing activities resulted primarily from payments received on notes and loans receivable offset to a lesser extent by advances on additional loans.

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders. The following summarizes our financing activities:

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Contractual debt repayments	$(132)	$(136)	$(138)	$(140)	$(546)
Discretionary accelerated debt repayments	-	-	-	-	-
Discretionary repurchase of common stock	(162)	-	-	-	(162)
	$(294)	$(136)	$(138)	$(140)	$(708)

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Contractual debt repayments	$(52)	$-	$-	$-	$(52)
Discretionary accelerated debt repayments	(697)	-	-	-	(697)
Discretionary repurchase of common stock	-	(296)	-	(26)	(322)
	$(749)	$(296)	$-	$(26)	$(1,071)

We repurchased 203 and 438 shares of ITEX stock in 2008 and 2007, respectively. In 2007, we repaid notes related to our 2005 acquisition of BXI.

On August 1, 2007, in order to partially fund the acquisition of certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7), we borrowed $300 under our Revolving Credit Agreement with U.S. Bank and issued an 8.0% subordinated secured promissory note (“2007 Note”) to Intagio in the aggregate principal amount of $1,137 due August 31, 2009. The 2007 Note is a secured obligation and ranks senior to all of our other obligations except that the 2007 Note is subordinated to the U.S. Bank debt. Principal and interest on the 2007 Note is payable in twenty four equal monthly installments of $51 payable on the last day of each calendar month commencing on August 31, 2007. Our obligations under the 2007 Note are secured by security interests in our accounts receivable, general intangibles, and all inventory and equipment. The 2007 Note has events of default and other provisions that are customary for a loan of this type including nonpayment, default on other obligations, bankruptcy and material adverse changes in the business, properties or financial condition of ITEX. If any of these events occur, it may cause all outstanding obligations under the 2007 Note to be accelerated and become immediately due and payable. The 2007 Note can be prepaid at any time. In 2008, we repaid the $300 balance on our line of credit in full and we have no balance outstanding. In 2008, we also repaid $546 on the 2007 Note leaving an outstanding balance of $591 as of July 31, 2008. This amount is due within one year and is shown as a component of current liabilities on our consolidated balance sheet as of July 31, 2008.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. As of July 31, 2008, the future minimum commitments in both United States dollars (“U.S. dollars”) and ITEX dollars under these operating leases are as follows:

	Executive office		Prototype office		Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009

Lease commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2009	$155	$-	$18	$10	$173	$10
2010	116	-	-	-	116	-

Total	$271	$-	$18	$10	$289	$10

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate prototype offices for the years ended July 31, 2008 and 2007 was $232 and $149, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of July 31, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications and data communications		Promotion and advertising		Total

Purchase commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2009	$28	$-	$90	$17	$118	$17
Thereafter	-	-	-	-	-	-

Total	$28	$-	$90	$17	$118	$17

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2008 and 2007, members made approximately 87% and 86%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 96% of our total revenue in 2008 and 2007, respectively.

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

ITEX Dollar Summary	Year Ended July 31,
	2008	2007
Fees received from the Marketplace	$5,179	$4,370
Expenditures to and for the Marketplace	(5,193)	(4,366)
Increase (decrease)	$(14)	$4

Gross versus Net Revenue Recognition

In the normal course of business, we act as administrator of transactions between Marketplace members. We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to the ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected on our Statements of Income.

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

Valuation Allowance on Deferred Tax Assets

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized. We record our deferred tax assets net of valuation allowances.

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

On July 31, 2008, we had NOLs of approximately $17,545 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2008 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2008.

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We have analyzed goodwill as of July 31, 2008 and we did not identify any impairment.

Accounting for Acquisitions

We account for acquisitions as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. We report all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset. Any excess purchase price over the fair values assigned to identifiable tangible and intangible assets is recorded as goodwill.

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

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Base Payment. Under the fair value recognition provisions of SFAS No. 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award. We recognize the expense ratably over the requisite service period of the award.

We account for stock-based non-employee compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We use the Black-Scholes model to value such compensation and recognize the expense over the period we receive the respective services. Additionally, we re-measure any unvested portion of an award at each measurement date and record the adjustment over the remaining period we receive the services.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of EITF 03-6-1 on our results of operations, cash flows and financial position.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, Determining the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of FSP 142-3 on our results of operations, cash flows and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods, though early adoption encouraged. We are currently assessing the impact of SFAS No. 161 on our results of operations, cash flows and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, August 1, 2009, the beginning of our 2010 reporting periods.  SFAS No. 141R will apply prospectively to our business combinations completed on or after August 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting requirements for minority interests. Under the provisions of SFAS No. 160, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions. In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated Statements of Income.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings. SFAS No. 160 is effective for us on, but not before, August 1, 2009, the beginning of our 2010 reporting periods.  SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. We adopted certain provisions of SFAS No. 157 on August 1, 2008, the beginning of our 2009 reporting periods. The adoption of SFAS No. 157 affected our accounting policy regarding ITEX dollar activities but there will be no impact on future results of operations, cash flows and financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157". FSP SFAS No. 157-2 delays the effective date SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets. Full adoption of SFAS No. 157 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of the adoption of FSP SFAS No. 157-2 on our results of operations, cash flows and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS No. 159 are effective for us on August 1, 2008, the beginning of our 2009 reporting periods. We have chosen not to adopt the fair value measurement provisions of SFAS No. 159, so the impact of SFAS No. 159 will not have a significant impact on our results of operations, cash flows and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of ITEX Corporation are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ITEX Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
October 1, 2008

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	1,061	1,753
Accounts receivable, net of allowance of $361 and $265	1,331	1,113
Prepaid expenses	238	141
Loans and advances	67	94
Deferred tax asset	819	614
Notes receivable - corporate office sales	204	202
Other current assets	13	19
Total current assets	3,733	3,936

Property and equipment, net of accumulated depreciation of $151 and $85	176	133
Goodwill	3,168	1,740
Deferred tax asset, net of current portion	6,061	6,735
Intangible assets, net of amortization of $1,078 and $521	2,093	991
Notes receivable - corporate office sales, net of current portion	886	680
Other long-term assets	32	89
Total assets	16,149	14,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	215	122
Commissions payable to brokers	666	-
Accrued commissions to brokers	713	1,287
Accrued expenses	445	333
Deferred revenue	75	98
Advance payments	117	115
Current portion of notes payable	591	-
Total current liabilities	2,822	1,955

Long-term liabilities:
Other long-term liabilities	8	19
Total Liabilities	2,830	1,974

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,816 shares and 17,929 shares issued and outstanding, respectively	178	179
Additional paid-in capital	28,908	28,852
Accumulated deficit	(15,767)	(16,701)
Total stockholders' equity	13,319	12,330

Total liabilities and stockholders’ equity	16,149	14,304

The accompanying notes are an integral part of these Consolidated Balance Sheets.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended July 31,
	2008	2007
Revenue:
Marketplace and other revenue	$15,964	$14,171

Costs and expenses:
Cost of Marketplace revenue	10,335	9,660
Corporate salaries, wages and employee benefits	1,634	1,448
Selling, general and administrative	1,869	1,257
Depreciation and amortization	625	301
	14,463	12,666

Income from operations	1,501	1,505

Other income:
Interest, net	16	76
Gain on sales of corporate-owned offices	-	70
Other	-	10
	16	156

Income before income taxes	1,517	1,661

Income tax expense (benefit), net	583	(2,843)

Net income	$934	$4,504

Net income per common share:
Basic	$0.05	$0.25
Diluted	$0.05	$0.25

Weighted average shares outstanding:
Basic	17,643	17,737
Diluted	17,858	18,103

The accompanying notes are an integral part of these Consolidated Statements of Income.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total
Balance, July 31, 2006	18,246	$182	$28,991	$(21,205)	$7,968

Share-based board compensation	120	1	82		83

Repurchase and retirement of common Share	(438)	(4)	(318)		(322)

Share-based employee compensation			97		97

Net Income				4,504	4,504
Balance, July 31, 2007	17,929	$179	$28,852	$(16,701)	$12,330

Share-based board compensation	90	1	83		84

Repurchase and retirement of common Share	(203)	(2)	(160)		(162)

Share-based employee compensation			67		67

Share-based non-employee compensation			66		66

Net Income				934	934
Balance, July 31, 2008	17,816	$178	$28,908	$(15,767)	$13,319

The accompanying notes are an integral part of these Consolidated Statements of Stockholders’ Equity.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$934	$4,504
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	625	301
Disposal of equipment	2	-
Share-based compensation	187	169
Increase (decrease) in allowance for uncollectible receivables	(142)	(52)
Decrease (increase) in deferred income taxes	469	(2,900)
Recognition of imputed interest	(12)	(12)
Gain on sales of offices	-	(70)
Amortization of loan issuance costs	-	24
Changes in operating assets and liabilities:
Accounts receivable	78	30
Prepaid expenses	(21)	59
Other current assets	6	(15)
Accounts and other expenses payable	93	30
Commissions payable to brokers	666	-
Accrued commissions to brokers	(574)	119
Accrued expenses	121	(80)
Deferred revenue	(23)	(80)
Long-term liabilities	(11)	19
Advance payments	(24)	11
Net cash provided by operating activities	2,374	2,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(2,381)	(15)
Business sales	50	-
Investment in a blogging technology company	(30)	-
Payments received from notes receivable - corporate office sales	198	648
Payments received from loans	341	284
Advances on loans	(274)	(302)
BXI earnout	(150)	(62)
Purchase of property and equipment	(112)	(100)
Net cash provided by (used in) investing activities	(2,358)	453

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(546)	(749)
Reacquired shares from non-affiliated parties	(162)	(322)
Net cash used in financing activities	(708)	(1,071)

Net increase (decrease) in cash and cash equivalents	(692)	1,439
Cash and cash equivalents at beginning of period	1,753	314
Cash and cash equivalents at end of period	$1,061	$1,753

Supplemental cash flow information:
Cash paid for interest	72	93
Cash paid for taxes	148	157

Supplemental non-cash investing and financing activities
Financing included in business acquisitions - see Note 10 - Acquisitions	300	-
Non-cash amounts included in prepaid expenses due to share-based compensation - see Note 12 - Share-based compensation	31	71

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network and corporate-owned prototype offices (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Accounting for Business Acquisitions

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

Concentrations of Credit Risk

At July 31, 2008, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $100 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars. Our cash balances have exceeded these insurable limits periodically throughout 2008 and 2007. At July 31, 2008 such balances exceeded these limits by $761.

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

Loans and Advances

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles. Additionally, we occasionally make cash loans and advances to Brokers for special purposes or as incentives for beneficial changes such as to convert former BXI brokers to lower ITEX franchise fee commission structures. The aggregate total owed to us on July 31, 2008 is $67. The maximum balance owed is $30. Payoff dates for the loans are scheduled within one year.

Property and Equipment

We report property and equipment at cost less accumulated depreciation recorded on a straight line basis over useful lives ranging from three to seven years. Included in property and equipment are additions and improvements that add to productive capacity or extend useful life of the assets. Property and equipment also includes internally developed software (refer to “Software for Internal Use”). When we sell or retire property or equipment, we remove the cost and related accumulated depreciation from the balance sheet and record the resulting gain or loss in the income statement. We record an expense for the costs of repair and maintenance as incurred.

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

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. We analyzed goodwill as of July 31, 2008 and we did not identify any impairment.

Intangible Assets

Upon acquisition, we amortize costs of acquired intangible assets using the straight-line method over the contractual life of two years for non-compete agreements and the estimated life of six years for membership lists. We periodically assess the remaining amortizable life when events or circumstances may warrant a revision to such lives.

Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily at the market values of the assets when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired. If impairment is deemed to have occurred, we then consider the undiscounted future cash flows to determine if an adjustment is appropriate. In our most recent review conducted in the fourth quarter of 2008, we determined no impairment was appropriate.

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to Brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2008 represents commissions payable from the operating cycle ending July 31, 2008. In 2007, the closest operating cycle ended August 2, 2007 so as of July 31, 2007 all commissions owed were estimated and accrued. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of the acquisition of BXI. We defer this revenue and recognized it over the annual period to which it applies.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our significant financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, notes receivable, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2008 due to the short-term nature of these instruments. All of these instruments have terms of less than one year.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt, though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments. We have no debt which is classified as long-term as of July 31, 2008.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2008 and 2007, members made approximately 87% and 86%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 96% of our total revenue in 2008 and 2007, respectively.

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

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees. We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs. Our policy is to record transactions at the fair value of products or services received when those values are readily determinable. Most of our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered, which we have determined to be zero.

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

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Base Payment. Under the fair value recognition provisions of SFAS No. 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award. We recognize the expense ratably over the requisite service period of the award.

We account for stock-based non-employee compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We use the Black-Scholes model to value such compensation and recognize the expense over the period we receive the respective services. Additionally, we re-measure any unvested portion of an award at each measurement date and record the adjustment over the remaining period we receive the services. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results. During 2008, we issued 100 warrants to a consultant for a fair value of $66. We did not issue stock options in 2008 or 2007.

Operating Leases

We account for our executive office lease and other property leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended). Accordingly, because our executive office lease has scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease. We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized. We record our deferred tax assets net of valuation allowances.

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

Contingencies

In the normal course of our business we are periodically involved in litigation or claims. We follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. We expense our legal costs associated with these matters when incurred.

Income (Loss) Per Share

We prepare our financial statements in accordance with the provisions of SFAS No. 128, Earnings per Share, which requires presentation on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2008, we had no contracts to issue common stock, but we did have 100 warrants outstanding.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of EITF 03-6-1 on our results of operations, cash flows and financial position.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, Determining the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of FSP 142-3 on our results of operations, cash flows and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods, though early adoption encouraged. We are currently assessing the impact of SFAS No. 161 on our results of operations, cash flows and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, August 1, 2009, the beginning of our 2010 reporting periods.  SFAS No. 141R will apply prospectively to our business combinations completed on or after August 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting requirements for minority interests. Under the provisions of SFAS No. 160, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions. In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated Statements of Income.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings. SFAS No. 160 is effective for us on, but not before, August 1, 2009, the beginning of our 2010 reporting periods.  SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. We adopted certain provisions of SFAS No. 157 on August 1, 2008, the beginning of our 2009 reporting periods. The adoption of SFAS No. 157 affected our accounting policy regarding ITEX dollar activities but there will be no impact on future results of operations, cash flows and financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157". FSP SFAS No. 157-2 delays the effective date SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS No. 157 include goodwill and other intangible assets. Full adoption of SFAS No. 157 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We are currently assessing the impact of the adoption of FSP SFAS No. 157-2 on our results of operations, cash flows and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS No. 159 are effective for us on August 1, 2008, the beginning of our 2009 reporting periods. We have chosen not to adopt the fair value measurement provisions of SFAS No. 159, so the impact of SFAS No. 159 will not have a significant impact on our results of operations, cash flows and financial position.

NOTE 3 - CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

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

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2007 was 18 business days. In 2008, our operating cycle and accounting cycle both ended on July 31, 2008. Therefore, commissions earned for that operating cycle were known and payable.

NOTE 4 - NOTES RECEIVABLE - CORPORATE OFFICE SALES

During 2004, we sold five corporate-owned offices to franchisees and an independent licensed broker. We facilitated these sales by issuing notes receivable to the buyers for part of the purchase prices. In the first quarter of 2007, one of these offices was sold to another broker by the existing broker. We settled the note receivable from this office from the selling broker for $328 in cash and recorded a reserve of $65 on the note. During 2007, we refinanced a note receivable at current market rates, extended the termination dates on some notes receivable and modified the periodic payments accordingly.

In the first quarter of 2008, we purchased a membership list, representing approximately two thousand member businesses, from Intagio (see Note 10 - Acquisitions). These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. We retained three of these regions as new corporate owned prototype offices. We combined and sold two of the regions we acquired in the Intagio asset purchase to an existing franchisee for $100 ITEX dollars plus $260 USD composed of a one-time payment of $50 and a note receivable for $210 with a term of approximately seven years. Additionally, we sold a region acquired in the Intagio asset purchase for $200 to an existing franchisee who already had one of the notes receivable issued in 2004. Operating cycle payments remain the same on the note, but we extended the term to account for the $200 purchase price. Originally, the payoff date of the note was scheduled to be 2009, but after the sale, the payoff date of the note increased to 2011. We increased the principal due on that note by the present value of the payments equal to $184.

The aggregate total owed to us on July 31, 2008 is $1,090. Balances owed range from $14 to $337. Payoff dates for the loans are scheduled between 2008 and 2016.

Original Principal Balance on 2004 Notes	Principal Additions in 2008	Balance Receivable at July 31, 2008	Current Portion	Long-Term Portion
$2,695	$394	$1,090	$204	$886

The activity for corporate office receivables was as follows:

Balance at July 31, 2006	$1,448
Sale of corporate-owned office	70
Interest income at stated rates	51
Imputed interest income	12
Payments received	(699)
Balance at July 31, 2007	$882
Additions from sales of Intagio regions	394
Interest income at stated rates	66
Imputed interest income	12
Payments received	(264)
Balance at July 31, 2008	$1,090

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2008
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$178	$(72)	$106
Software	3 years	60	(31)	29
Equipment	7 years	24	(13)	11
Furniture	7 years	13	(11)	2
Leasehold Improvements	3.3 years	52	(24)	28
		$327	$(151)	$176

	July 31, 2007
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$72	$(46)	$26
Software	3 years	57	(13)	44
Equipment	7 years	24	(10)	14
Furniture	7 years	13	(8)	5
Leasehold Improvements	3.3 years	52	(8)	44
		$218	$(85)	$133

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $49 and $43 for the years ending July 31, 2008 and 2007, respectively.

In the second quarter of 2007, we relocated our principal executive offices. Prior to our relocation, we made $52 in improvements to our new location. We amortize these leasehold improvements using the straight-line method over the term of the lease. Amortization expense for leasehold improvements as $16 and $8 for the years ending July 31, 2008 and 2007, respectively.

NOTE 6 – INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005. We acquired an additional membership list from a franchisee in the fourth quarter of 2007. In connection with our asset acquisition from Intagio in the first quarter of 2008 and ATX The Barter Company in the third quarter of 2008 (see Note 11 - Acquisions), we acquired additional membership lists and non-compete agreements. We subsequently sold part of the membership list acquired from Intagio. Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreement	Total Intagible Assets
Balance as of July 31, 2006	$1,226	$-	$1,226
Acquisition of membership list	15	-	15
Amortization	(250)	-	(250)
Balance as of July 31, 2007	$991	$-	$991

Additions from the Intagio acquisition	1,350	210	1,560
Sales of certain regions acquired in the Intagio acquisition	(213)	-	(213)
Additions from the ATX Barter acquisition	231	81	312
Amortization	(441)	(116)	(557)
Balance as of July 31, 2008	$1,918	$175	$2,093

The following schedule outlines the expected intangible related amortization expense over the next six years:

Year ending July 31,	Membership List Amoritization	Non-Compete Agreement Amoritization	Total Amoritization

2009	$480	$132	$612
2010	480	27	507
2011	460	16	476
2012	230	-	230
2013	230	-	230
2014	38	-	38
Total	$1,918	$175	$2,093

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

On August 1, 2007, we incurred a $1,137 note payable to The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (see Note 10 – Acquisitions) with interest at 8.0% and repayments in 24 equal monthly installments. Our total principal repayments during 2008 were $546 leaving an outstanding balance as of July 31, 2008 of $591.

We have a revolving credit agreement to establish a $1 million line of credit facility from our primary banking institution. The maturity date of this short-term debt facility is November 30, 2008. During 2008, we borrowed and repaid $300 to fund the Intagio asset acquisition (see Note 10 – Acquisitions). Additionally, we borrowed and repaid $210 and $175 in 2008 and 2007, respectively, to meet our short term cash flow needs. There is no outstanding balance under this line of credit as of July 31, 2008. We may utilize this credit facility for short-term needs in the future.

Subsequent to July 31, 2008, we incurred a $688 note payable to The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (see Note 19 – Subsequent Events) with interest at 8.0% and repayments in 11 equal monthly installments.

NOTE 8 - COMMITMENTS

We utilize leased facilities in the normal course of our business. As of July 31, 2008, the future minimum commitments under these operating leases are as follows:

	Executive office		Prototype office		Combined Total
Location:	Bellevue, Washington		Solon, Ohio
Expiration date:	April 30, 2010		May 31, 2009

Lease commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2009	$155	$-	$18	$10	$173	$10
2010	116	-	-	-	116	-
Total	$271	$-	$18	$10	$289	$10

The lease expense for our executive office space and corporate prototype offices for the years ended July 31, 2008 and 2007 was $232 and $134, respectively.

We have not leased any equipment in 2008 or 2007.

We have purchase commitments for telecommunications and data communications as well as for promotion and advertising. As of July 31, 2008, the future minimum commitments in both U.S. dollars and ITEX dollars under these purchase commitments are as follows:

	Telecommunications and data communications		Promotion and advertising		Total

Purchase commitments for the year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars
2009	$28	$-	$90	$17	$118	$17
Thereafter	-	-	-	-	-	-
Total	$28	$-	$90	$17	$118	$17

NOTE 9 – ITEX DOLLAR ACTIVITY

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees. We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs. We record transactions at the fair value of products or services received when those values are readily determinable. Most of our ITEX dollar transactions during the periods presented in these financial statements lacked readily determinable fair values and, in accordance with APB 29, were recorded at the cost basis of the trade dollars surrendered, which we have determined to be zero.

In 2008, we utilized ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services. We include these ITEX dollar activities on our Consolidated Statements of Income. The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2008 and 2007 (in thousands):

	Year ended July 31,
	2008	2007
Revenue:
Marketplace and other revenue	$225	$-

Costs and expenses:
Cost of Marketplace revenue	-	-
Corporate salaries, wages and employee benefits	1	-
Selling, general and administrative	224	-
Depreciation and amortization	-	-
	225	-

Income from operations	-	-

We do not include any ITEX dollar amounts on our Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity and we do not include any ITEX dollar activities on our Consolidated Statement of Cash Flows.

NOTE 10 — ACQUISITIONS

ATX The Barter Company

On February 1, 2008, in order to increase our Marketplace member base, we acquired from ATX The Barter Company, Inc. (“ATX The Barter Company”) certain assets of a commercial trade exchange network including a membership list of approximately four hundred member businesses. These new member businesses are located in or near Cleveland, Ohio. The total acquisition cost, funded from our existing cash balances, included:

a)	USD in the amount of $325 paid to ATX The Barter Company
b)	Third party acquisition related costs of $9

The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Cash paid to ATX Barter	$325
Acquisition costs	9
Total consideration paid	$334

Assets Acquired
Membership list	$231
Non-compete agreement	81
Accounts receivable	17
Goodwill	5
Total assets	$334

We have included the results of operations for ATX The Barter Company in our financial statements since February 1, 2008. We will amortize the membership list over a period of six years and the non-compete agreement over three years.

Intagio

On August 1, 2007, in order to increase our Marketplace member base, we acquired from The Intagio Group, Inc. (“Intagio”) certain assets of a commercial trade exchange network including a membership list of approximately two thousand member businesses. These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. The total acquisition cost included:

1.	USD in the amount of $2,000 paid to Intagio

2.	Third party acquisition related costs of $47

3.	A secured promissory note in the amount of $1,137 due to the seller with interest at the rate of 8.00% and twenty-four equal monthly payments of $51.

4.	If and to the extent we achieve certain revenue targets during the four quarters beginning August 1, 2008, additional USD payments totaling up to $150.

To fund the $2,000 USD payment, we utilized $1,700 from our cash and cash equivalent balances and borrowed $300 on our line of credit. During the first quarter of 2008, we repaid the $300 balance on our line of credit in full and there was no balance outstanding as of July 31, 2008.

As of July 31, 2008, we have repaid $546 on the promissory note. Future minimum commitments under the promissory note are $591 due in 2009.

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

We have included the results of operations for Intagio in our financial statements since August 1, 2007. We will amortize the membership list over a period of six years and the non-compete agreement over two years.

If we had acquired Intagio on August 1, 2006, our pro-forma combined results of operations would have been:

Year ended
July 31, 2007
(unaudited)
Revenue:
Marketplace and other revenue	$15,577

Net income	4,442

Net income per common share:
Basic	$0.25
Diluted	$0.25

In accordance with SFAS No. 141, Business Combinations, in the above two acquisitions, we assigned all of the acquired identifiable assets and liabilities a portion of the cost of the acquisition based on their respective fair values. In our allocation of purchase price to all identifiable assets acquired in connection with both acquisitions, we evaluated various criteria and assumptions. When estimating the fair value for all identifiable intangible assets acquired in connection with these acquisitions, our evaluation included the preparation of financial projections, supporting financial data and consideration of a number of factors, including, in the case of the Intagio acquisition, the analysis of a third-party valuation firm. We provided the third-party valuation firm with the data and analysis we utilized in our evaluation, and we reviewed drafts of their conclusions prior to making the allocations. We are responsible for the appropriateness of the estimated fair values allocated to the identifiable intangible assets including membership lists, non-compete agreements and goodwill.

NOTE 11 — LEGAL PROCEEDINGS

In October 2005, we were served with a statement of claim in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from us for alleged fraud or deceit or breach of contract in the amount of $1,300 Canadian.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately 26 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace.  We are seeking enforcement of our member agreement which includes changing the venue of the action to the United States and holding us harmless from transaction disputes between members.  In December 2005, we filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in our Trading Rules.  On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action.  The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding to date.  Plaintiffs unsuccessfully appealed this decision.  Plaintiff subsequently brought a motion for leave to lift the stay of the action and allow it to proceed.  In December 2007 the plaintiffs' motion was heard and the court ordered that upon completion of the costs assessment process and payment of the costs assessed, the stay of proceedings is lifted.  In April 2008, we received payment of the costs awarded. The hearing date for our motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to the forum selection clause in our Trading Rules was held on September 10, 2008. We await a ruling on the motion.

In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity. In July 2003, the Court denied plaintiff's motion for a preliminary injunction. Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action. During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint. On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees. In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon. Our motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation, Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees. We moved the lawsuit to federal court in July 2006. Plaintiff filed a motion to remand the lawsuit to Oregon state court in August 2006 and the court ruled in favor of the motion in January 2007. We appealed the ruling and that appeal is pending in federal court. In the interim, the matter is stayed in state court except for discovery purposes. We believe the termination of plaintiff's brokerage was for proper cause.

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

NOTE 12 – SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Base Payment. Under the fair value recognition provisions of SFAS No. 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

We have an equity incentive plan (“2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants. Our stockholders adopted the 2004 Plan on March 15, 2004. Under the 2004 Plan, 2,000 shares of common stock are reserved and available for grant and issuance.

During 2008 and 2007, respectively, we issued 30 and 40 shares of fully vested common stock to each of our three directors as compensation for their service to ITEX Corporation in the calendar years ended December 31, 2008 and 2007. The fair value of these shares as of the grant date was $85 and $83, respectively.

As of July 31, 2008, there are 285 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
	Available	Shares Granted	Options Granted

Balance at July 31, 2005	965	1,035	-

Granted	(510)	510	-
Forfeited	40	(40)
Balance, July 31, 2006	495	1,505	-

Granted	(120)	120	-
Forfeited	-	-	-
Balance at July 31, 2007	375	1,625	-

Granted	(90)	90	-
Forfeited	-	-	-
Balance at July 31, 2008	285	1,715	-

Vesting as of July 31, 2008
Shares Vested		1,602	-
Shares Unvested		113	-
Balance at July 31, 2008		1,715	-

During 2008, we retained an outside company for investment advisory and financial communications assistance. As partial compensation, we granted the company 100 warrants with a seven year life. We calculated the fair value of these warrants using the Black-Scholes model with the following assumptions:

Assumptions
Contractual life (in years)	7
Annualized volatility	73.09%
Dividend rate	0%
Average risk free interest rate	2.93%

We determined the fair value of these warrants was $66. We defer the fair value of the warrant issued and amortize the expense over the contractual service period of thirteen months.

We recorded the following in share-based compensation as a component of selling, general and administrative expense on our Consolidated Statements of Income:

	Year Ended July 31,
	2008	2007	2006
Share-based compensation	$187	$169	$121

NOTE 13 - STOCKHOLDERS’ EQUITY

In addition to our common stock activity described in Note 12 – Share-Based Compensation, to reduce the number of shares of our common stock outstanding, we repurchased a total of 203 and 438 shares of ITEX common stock in 2008, 2007, respectively

NOTE 14 - INCOME TAXES

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

On July 31, 2008, we had NOLs of approximately $17,545 available to offset future taxable income. These are composed of approximately $15,640 from ITEX operating losses and approximately $1,905 from BXI operating losses. SFAS No. 109 requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2008, we performed an assessment of our available NOLs because of an additional year of increased profitability and our anticipated acquisition of certain assets of a media services company which was completed subsequent to July 31, 2008 on August 1, 2008. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets. As of July 31, 2008 and 2007, we have no valuation allowance on available Federal NOLs.

The deferred tax assets recorded in 2007 represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2007. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2008	2007

Pre-tax financial income	$1,517	$1,661
Federal tax expense computed at the statutory rate of 34%	516	565
State tax expense	81	78
Change in valuation allowance	-	(3,499)
Permanent and other differences	(14)	13
Net tax benefit	$583	$(2,843)

Our income tax benefit is composed of the following:

	Year Ended July 31,
	2008	2007

Deferred tax (expense) benefit	$(469)	$2,901
Federal tax expense	(30)	(30)
State tax expense	(84)	(28)
Net tax (expense) benefit	$(583)	$2,843

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2008 and 2007 are presented below:

	July 31,
	2008	2007
Deferred tax assets:
Tax deductible BXI goodwill	$611	$707
Net operating loss carryforwards	6,198	6,846
Reserve for uncollectible receivables	126	93
Other temporary differences	245	124
	$7,180	$7,770
Deferred Tax Liabilities
Membership lists not deductible for tax	$253	$340
Unearned stock compensation	47	81
	$300	$421

Net deferred tax asset before valuation allowance	$6,880	$7,349
Valuation allowance	-	-
Net deferred tax asset	$6,880	$7,349

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$866	$696
Current deferred tax liability	(47)	(82)
Valuation allowance	-	-
Net current deferred tax asset	$819	$614

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$6,314	$7,075
Non-current deferred tax liability	(253)	(340)
Valuation allowance	-	-
Net non-current deferred tax asset	$6,061	$6,735

ITEX Federal NOLs of approximately $15,640 expire, if unused, from 2018 to 2023. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2024 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $4,674 which, if unused, expire from 2012 to 2015. Additionally, we have AMT credits of $88 available to offset future taxes payable.

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). As of July 31, 2008, in accordance with FIN 48, we have recorded unrecognized tax benefits of $193 as follows:

Year Ended July 31,
2008

Balance upon adoption on August 1, 2007	$132
Increases as a result of tax positions taken during 2008	19
Increases as a result of tax positions taken in prior years	42
Balance at July 31, 2008	$193

We file income tax returns in the United States and Canadian federal jurisdictions as well as various United States state jurisdictions. The tax years that remain subject to examination are 2004 through 2007 in the United States. We also have available NOLs dating from 1998 which could be subject to examination by taxing authorities. The tax years that remain subject to examination in Canada are 2001 through 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2008, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $193 included $49 for interest and penalties associated with unrecognized tax benefits.

NOTE 15 – 401(k) SAVINGS PLAN

Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees. Eligible employees may contribute, through payroll deductions, up to the statutory limits. We match each dollar a participant contributes with a maximum contribution of six percent (6%) of a participant’s eligible compensation. We contributed approximately $67 and $54 to the plan during 2008 and 2007, respectively.

NOTE 16 – GOODWILL

As a result of our acquisition of BXI in 2005, we recorded $1,689 in goodwill. In 2008, we recorded an additional $1,513 in goodwill as a result of our asset purchase from Intagio which included $47 in acquisition costs. We subsequently reduced goodwill by $231 for sales of certain assets to existing franchisees (see Note 10 – Acquisitions). Pursuant to the terms of the BXI Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first twelve full quarters following the signing of the Merger Agreement, a maximum of $450 additional payments may be payable based on earnings over these quarters (“BXI earnout”). The BXI earnout is calculated on quarterly revenue in excess of $3,000 less certain legal expenses. The maximum quarterly BXI earnout payment before deductions is $38. The BXI earnout payments can be reduced by one half of the amount we spend to satisfy certain BXI legal claims we assumed. Pursuant to the terms of the Asset Purchase Agreement dated July 25, 2007 with Intagio, we entered into an additional, but separate, earnout agreement with all of the same provisions of the BXI earnout except for the term and the payment reduction for amounts spent on legal claims (“Intagio earnout”). The Intagio earnout is not concurrent with the BXI earnout. Instead, the Intagio earnout period begins when the BXI earnout ends on July 31, 2008. The Intagio earnout term is four full quarters ending July 31, 2009. Payments on the Intagio earnout could be a maximum of $150.

As of July 31, 2008, we completed all earnout payments on the BXI earnout. Total BXI earnout payments we have made since the acquisition were $301. Subsequent to July 31, 2008, we entered into a new agreement with Intagio to purchase certain assets of a media services business on August 1, 2008 (see Note 19 – Subsequent Events). At the closing, we paid Intagio the purchase price for the August 1, 2008 transaction as well as a prepayment of $150 to satisfy, in full, our maximum post-closing obligation to Intagio for the Intagio earnout. After this payment, we have no further earnout obligations to Intagio.

Changes to goodwill were as follows:

	Year Ended July 31,
	2008	2007
Beginning balance	$1,740	$1,695
Adjustments for BXI legal claims	(9)	(17)
Additions from the Intagio acquisition	1,513	-
Sales of certain regions acquired in the Intagio acquistion	(231)	-
Additions from the ATX Barter acquisition	5	-
BXI earnout payment	150	62
Ending balance	$3,168	$1,740

NOTE 17 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,853	$4,175	$3,871	$4,065	$15,964
Operating costs and expenses	3,581	3,693	3,463	3,726	14,463
Operating income	272	482	408	339	1,501
Other income - net	(1)	6	5	6	16
Income before taxes	271	488	413	345	1,517
Income tax expense	115	175	183	110	583
Net income	$156	$313	$230	$235	$934
Net income per common share
Basic	$0.01	$0.02	$0.01	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.01	$0.05

Year ended July 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,790	$3,665	$3,265	$3,451	$14,171
Operating costs and expenses	3,495	3,137	2,842	3,192	12,666
Operating income	295	528	423	259	1,505
Other income - net	64	22	26	44	156
Income before taxes	359	550	449	303	1,661
Income tax expense (benefit)(1)	122	215	189	(3,369)	(2,843)
Net income	$237	$335	$260	$3,672	$4,504
Net income per common share
Basic	$0.01	$0.02	$0.01	$0.21	$0.25
Diluted	$0.01	$0.02	$0.01	$0.20	$0.25(2)

(1)
When circumstances warrant, we review our NOLs to assess whether it is more likely than not that additional NOLs would result in realizable deferred tax assets. Accordingly, in the fourth quarter of 2007, we reduced our valuation allowance on available Federal NOLs and increased deferred tax assets by $3,499.

(2)	Total net income per common share does not equal the sum of the quarters due to rounding of each quarter.

NOTE 18 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services. In aggregate, related party transactions did not exceed $50 in the years ended July 31, 2008 or 2007.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to July 31, 2008, on August 1, 2008, we acquired from The Intagio Group, Inc. certain assets of a media services company including approximately $5,000 of advertising credits. The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace. With the new media services, we will expand our capabilities in this market sector. The acquisition cost included:

a)	Cash in the amount of $68
b)	A secured promissory note in the amount of $688 due to the seller with interest at the rate of 8.00% and eleven equal monthly payments of $65.

The following table summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Cash paid to Intagio	$68
Notes payable to Intagio	688
Liabilities assumed	109
Total consideration paid	$865

Assets Acquired (Preliminary Purchase Price Allocation)
Advertising credits	$577
Office equipment	85
Accounts receivable	82
Membership list	80
Trade name	20
Lease security deposit	17
Non-compete agreement	4
Total assets	$865

While the purchase price allocation above is from a third-party valuation, it is preliminary and subject to final adjustment. The expected life of the membership list is ten years and the non-compete agreement is one year. At the closing, we paid Intagio the $68 cash purchase price as well as a prepayment of $150 to satisfy, in full, our maximum post-closing obligation to Intagio for the August 1, 2007 transaction (see “Note 10 – Acquisitions”). We will include the results of operations for this acquisition in our financial statements beginning August 1, 2008.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of July 31, 2008. Based on its assessment using the criteria in the Internal Control—Integrated Framework, management believes that, as of July 31, 2008, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time.

(c) Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors and executive officers may be found under the captions “Election of Directors” and “Executive Officers” of our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”). Information about our audit committee financial expert, audit committee and other committees of the Board may be found under the caption “Committees of the Board of Directors” in the Proxy Statement. This information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics that applies to our executive officers, including financial officers, and other finance organization employees. The Code of Ethics is publicly available on our website at www.itex.com under the Investor Relations tab. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Executive Compensation” and “Compensation of Directors” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” of the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to Ehrhardt Keefe Steiner & Hottman PC” and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement of Merger dated as of June 30, 2005, by and among BXI Exchange, Inc., ITEX Corporation, BXI Acquisition Sub, Inc., and The Intagio Group, Inc.	8-K	000-18275	2.1	7/06/05
2.2	Asset Purchase Agreement dated as of July 25, 2007, between ITEX Corporation and The Intagio Group, Inc.	8-K	000-18275	2.1	7/30/07
2.3	Asset Purchase Agreement dated as of August 1, 2008, between ITEX Corporation and The Intagio Group, Inc.	8-K	000-18275	2.1	8/06/08
3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03
3.2	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	2/14/08
10.1	Form of Indemnification Agreement	10-KSB	000-18275	10.9	11/13/03
10.2	Contract for the Purchase of Toronto Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security Agreement	8-K	000-18275	10.1	10/28/03
10.3	Contract for the Purchase of New York Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement	8-K	000-18275	10.2	10/28/03

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.4	Contract for the Purchase of Sacramento Corporate Office and Use of ITEX Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with Secured Promissory Note and Security Agreement	8-K	000-18275	10.3	10/28/03
10.5	ITEX Corporation 2004 Equity Incentive Plan	14A	000-18275	Appendix B	2/13/04
10.6	Form of Restricted Stock Agreement	8-K	000-18275	10.1	7/10/06
10.7	Sublease dated as of November 3, 2006	8-K	000-18275	10.1	11/17/06
10.8	Amendment to Loan Agreement and Note, dated as of January 24, 2006	8-K	000-18275	10.2	11/24/06
10.9	Amendment to Loan Agreement and Note, dated as of November 13, 2007	10-Q	000-18275	10.14	3/03/08
10.10	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc.	8-K	000-18275	10.1	7/30/07
10.11	Form of Security Agreement between ITEX and The Intagio Group, Inc.	8-K	000-18275	10.2	7/30/07
10.12	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08
10.13	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08
10.14	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc.	8-K	000-18275	10.1	8/06/08
10.15	Form of Security Agreement between ITEX and The Intagio Group, Inc.	8-K	000-18275	10.2	8/06/08
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 1, 2008	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 1, 2008	By:	/s/ Steven White
Steven White, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Date: October 1, 2008	By:	/s/ John Wade
John Wade, Secretary, Treasurer, Director

Date: October 1, 2008	By:	/s/ Eric Best
Eric Best, Director