Form 10-Q
period 2008-10-31
ITEX CORP
filed 2008-12-11
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008.

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
Yes ☐  No ☒

As of October 31, 2008, we had 17,816,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For The Quarterly Period Ended October 31, 2008

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31, 2008	July 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$1,061
Accounts receivable, net of allowance of $299 and $361	845	1,331
Prepaid expenses	140	238
Loans and advances	74	67
Deferred tax asset	830	819
Notes receivable - corporate office sales	220	204
Advertising credits	538	-
Other current assets	9	13
Total current assets	3,938	3,733

Property and equipment, net of accumulated depreciation of $172 and $151	236	176
Intangible assets, net of amortization of $1,233 and $1,078	2,041	2,093
Deferred tax asset, net of current portion	6,077	6,061
Notes receivable - corporate office sales, net of current portion	819	886
Other long-term assets	97	32
Goodwill	3,318	3,168
Total assets	$16,526	$16,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$317	$215
Commissions payable to brokers	310	666
Accrued commissions to brokers	975	713
Accrued expenses	431	445
Deferred revenue	77	75
Advance payments	127	117
Current portion of notes payable	902	591
Total current liabilities	3,139	2,822

Long-term liabilities:
Other long-term liabilities	6	8
Total Liabilities	3,145	2,830

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,816 shares issued and outstanding, respectively	178	178
Additional paid-in capital	28,925	28,908
Accumulated deficit	(15,722)	(15,767)
Total stockholders' equity	13,381	13,319
Total liabilities and stockholders’ equity	$16,526	$16,149

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Quarter ended October 31,
	2008	2007
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,899	$3,853

Costs and expenses:
Cost of marketplace revenue	2,522	2,498
Corporate salaries, wages and employee benefits	510	372
Selling, general and administrative	660	573
Depreciation and amortization	185	138
	3,877	3,581

Income from operations	22	272

Interest expense, net	(2)	(1)

Income before income taxes	20	271

Provision (benefit) for income taxes	(25)	115

Net income	$45	$156

Net income per common share:
Basic	$-	$0.01
Diluted	$-	$0.01

Weighted average shares outstanding
Basic	17,720	17,669
Diluted	17,816	17,880

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2008
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 31, 2008	17,816	$178	$28,908	$(15,767)	$13,319

Stock-based compensation			17		17

Net income				45	45

Balance at October 31, 2008	17,816	$178	$28,925	$(15,722)	$13,381

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Quarter ended October 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45	$156
Items to reconcile to net cash provided by operations:
Depreciation and amortization	184	137
Stock based compensation	62	48
Change in deferred income taxes	(27)	83
Changes in operating assets and liabilities:
Accounts receivable, net	557	415
Prepaid expenses	5	(19)
Advances to brokers, net of repayments	(20)	11
Notes receivable from customers, net of repayments	1	22
Other current assets	4	3
Accounts payable	(7)	45
Commissions payable to brokers	(356)	276
Accrued commissions to brokers	262	(482)
Accrued expenses	(14)	116
Deferred revenue	2	(26)
Long-term liabilities	(2)	(2)
Advance payments	10	20
Net cash provided by operating activities	706	803

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(68)	(2,047)
Payment of contingent consideration for business acquisitions	(150)	(38)
Business sales	-	50
Purchase of property and equipment	(3)	(23)
Payments received from notes receivable - corporate office sales	51	33
Payments received from loans	12	17

Net cash used in investing activities	(158)	(2,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(327)	(132)
Repurchase of common stock	-	(162)
Net cash used in financing activities	(327)	(294)

Net increase (decrease) in cash	221	(1,499)
Cash and cash equivalents at beginning of period	1,061	1,753
Cash and cash equivalents at end of period	$1,282	$254

Supplemental cash flow information:
Cash paid for interest	22	23
Cash paid for taxes	31	47

Supplemental non-cash investing activities:
Acquisitions (Note 2)

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through its independent licensed broker and franchise network (individually, “Broker”, and together, the “Broker Network”) in the United States and Canada, the Company operates a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”).  The Company administers the Marketplace and acts as a third-party record-keeper for its members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX and its wholly-owned subsidiary, BXI Exchange, Inc (“BXI”).  All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior-year items have been reclassified to conform to the current-year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets

•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  The Company’s fiscal first quarter is from August 1 to October 31 (“first quarter”).  The Company reports its results as of the last day of each calendar month (“accounting cycle”).

Revenue Recognition

The Company generates revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on its financial statements “USD” or “Cash”).  The Company recognizes revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed or determinable and no major uncertainty exists with respect to collectability.

The Company’s largest sources of revenues are transaction fees and association fees.  The Company charges members of the Marketplace an association fee every operating cycle in accordance with its members’ individual agreements.  The Company also charges both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, the Company may charge various auxiliary fees to members, such as annual membership dues, late fees, finance charges and insufficient fund fees.  The total fees charged to members are billed in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”).   The Company bills members for all fees at the end of each operating cycle. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  If paying through EFT or by credit card,   generally the USD transaction fee is 5.0% to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle, the Company charges most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).

In each accounting cycle, the Company recognizes as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  Annual dues, billed in advance of the applicable service periods, are deferred and recognized into revenue on a straight-line basis over the term of one year.

For transaction and association fees and other fees charged to members, the Company shares a portion of its revenue with the brokers in its Broker Network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis in accordance with Emerging Issues Task Force Issue (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

The Company records an allowance for uncollectible accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Accounting for ITEX Dollar Activities

The Company earns ITEX dollars primarily from members’ transaction and association fees, and, to a lesser extent, from other member fees.  ITEX dollars earned from members are later used by the Company as a method of payment in revenue sharing and incentive arrangements with its Broker Network, co-op advertising with Marketplace members, as well as for certain general corporate expenses.

The accounting guidance of the EITF 93-11, Accounting for Barter Transactions Involving Barter Credits, indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions. EITF 93-11 also concludes that in the exchange involving barter credits it should be presumed that the fair value of the nonmonetary asset exchanged is more clearly evident than the fair value of the barter credits.

 The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved, rather than the assets recorded costs. The fair value of the asset received should be used to measure the exchange if its value is more clearly evident than the value of the asset surrendered. APB 29 makes an exception to the fair value recognition principle for cases where the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits.

When the Company receives ITEX dollars from its members as payment of member fees, management believes that neither the Company’s services provided nor the ITEX dollars received have determinable fair values. The Company does not recognize any value in this transaction until the ITEX dollars are used by the Company for purchasing goods and services for its own use and the Company can determine the value of the goods and services ultimately received in exchange for the ITEX dollars.

When the Company spends its ITEX dollars as payment for goods and services, the majority of items acquired also lack readily determinable fair values, therefore, the expenses are also recorded at the cost basis of the ITEX dollars surrendered, which is zero.

In some cases when ITEX dollars were earned by the Company and then used by it as payment for corporate expenses at prices comparable to what the Company would have paid in USD, the Company believes that the goods and services received have determinable fair value.  The Company then recognizes the  fair value of received goods and services and a corresponding amount of revenues earned in ITEX dollars.

The Company’s conclusion may change if the Company could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognizes revenues, expenses, assets, and liabilities for all transactions in which it either receives or spends ITEX dollars using the ratio of one U.S. dollar per ITEX dollar.  For this reason, the Company tracks its ITEX dollar activity in statements to members and brokers and in other ways necessary for the operation of the Marketplace and its overall business.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired.

The Company identifies and records separately the intangible assets acquired apart from goodwill based on the specific criteria for separate recognition established in SFAS 141, namely:

•	the asset arises from contractual or other legal rights; or

•	the asset is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.

Intangible Assets with Definite Lives

Intangible assets acquired in business combinations are estimated to have definite lives and are comprised of membership lists, noncompetition agreements and trade names. The Company amortizes costs of acquired intangible assets using the straight-line method over the contractual life of one to three years for noncompetition agreements, the estimated life of six to ten years for membership lists and the estimated life of ten years for trade names.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets with definite lives is reviewed on a regular basis for the existence of facts that may indicate that the assets are impaired. An asset is considered impaired when the estimated undiscounted future cash flows expected to result from its use and disposition are less than the amount of its carrying value. If the carrying value of an asset is deemed not recoverable, it is adjusted downward to the estimated fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. SFAS 142, Goodwill and other Intangible Assets, prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill has to be written down and charged to operating results in periods in which the recorded value of goodwill exceeds its fair value. No impairment of goodwill has been recognized in the quarter ended October 31, 2008.

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media broadcast placements, and it recorded these advertising credits as a current asset. The Company originally recorded the cost of the advertising credits at the fair market value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company intends to use the advertising credits for resale to its customers. The asset will be relived and the expense will be recorded as the broadcast time is sold by the Company to its customers.  No material sales of the advertising credits occurred as of October 31, 2008.

Contingencies

In the normal course of our business the Company is periodically involved in litigation or claims. The Company follows the provisions of SFAS 5, Accounting for Contingencies, to record litigation or claim-related expenses. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company accrues for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. The Company expenses our legal costs associated with these matters when incurred.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for the Company beginning August 1, 2009, the beginning of its 2010 reporting periods.  The Company is currently assessing the impact of EITF 03-6-1 on its results of operations, cash flows and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determining the Useful Life of Intangible Assets.  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  FSP 142-3 is effective for the Company beginning August 1, 2009, the beginning of its 2010 reporting period.  The Company is currently assessing the impact of FSP 142-3 on its results of operations, cash flows and financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which replaces SFAS 141 and amends several other pronouncements. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that companies recognize acquisition-related costs separately from the acquisition and expense those costs as incurred, and that companies generally expense restructuring costs in periods subsequent to the acquisition date. It also requires that changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties impact income tax expense. In addition, acquired in-process research and development is required to be capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

NOTE 2 – ACQUISITION

On August 1, 2008, ITEX acquired from The Intagio Group, Inc. (“Intagio”) certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.  This acquisition will allow the Company to expand its service offerings by providing an “in-kind” payment option for hospitality firms in funding their media campaigns.

At the time of purchase, on August 1, 2008, the total original consideration consisted of $68,000 in cash and a secured promissory note in the amount of $688,000 due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65,000.

As discussed in Note 10, on November 10, 2008, the purchase consideration was adjusted by a mutual agreement between Intagio and the Company. The promissory note original principal balance was reduced by $50,000 to $638,000 and the Company agreed to pay immediately the full amount of the remaining outstanding balance of the note. During the quarter ended October 31, 2008, the Company made three monthly installment payments of $65,000 on this note. The remaining balance of $454,000 was paid in full on November 10, 2008.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in this business acquisition, giving the effect of the purchase consideration adjustment as of November 10, 2008 (in thousands):

Purchase Price Consideration
Cash paid to Intagio	$68
Notes payable to Intagio, as adjusted on November 10, 2008	638
Total consideration paid	$706

Fair Value of the Net Assets Acquired
Advertising credits	$538
Office equipment	85
Accounts receivable	71
Membership list	80
Trade name	20
Lease security deposit	17
Noncompetition agreement	4
Less: Liabilities assumed	(109)
Net assets acquired	$706

The purchase price allocation above is preliminary and may be subject to final adjustment that may occur within one year from the date of purchase. The expected lives of the membership list, trade name and noncompetition agreement are ten years, ten years and one year, respectively.  At the closing, ITEX paid Intagio the $68,000 cash purchase price as well as an accelerated final payment of $150,000 to satisfy, in full, its maximum post-closing contingent consideration resulting from the previous acquisition made from Intagio in August of 2007 (see Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008).

Pro forma results

The following unaudited pro forma combined historical results for the quarter ended October 31, 2007 are presented below as if the Intagio media services company had been acquired on August 1, 2007 (in thousands, except per share data):

Quarter ended October 31, 2007

Revenues	$3,924
Net income	$133

Net income per share
Basic	$0.01
Diluted	$0.01

NOTE 3 – ITEX DOLLAR ACTIVITY

As discussed in Note 1, the Company receives ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees.  ITEX dollars earned from members are later used by the Company as a method of payment in revenue sharing and incentive arrangements with its Broker Network, co-op advertising with Marketplace members, as well as for certain general corporate expenses.

The Company records transactions at the fair value of products or services received when those values are readily determinable.  Most of ITEX dollar transactions during the periods presented in these financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered, determined to be zero.

During quarters ending October 31, 2008 and 2007, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Quarter ended October 31,
	2008	2007
Revenue:
Marketplace and other revenue	$71	$21

Costs and expenses:
Cost of marketplace revenue	-	-
Corporate salaries, wages and employee benefits	3	1
Selling, general and administrative	68	20
Depreciation and amortization	-	-
	71	21

Income from operations	-	-

NOTE 4 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

As discussed in Note 1, the Company’s billing cycles occur in 13 four-week periods (“operating cycle”) during each year. The billing cycles do not correspond to the end of the calendar month, when the Company reports its results (“accounting cycle”).

 At the end of each operating cycle, the Company records commissions payable to brokers base on a percentage of USD collections of  revenues from association fees and transactions fees.  The commissions are paid to brokers in two equal installments with approximately one half paid one week after the end of the operating cycle and the second half paid three weeks after the end of the operating cycle.

In addition to commissions payable on cash collected from members, the Company records estimated accrued commissions on revenue recognized but not yet collected, if subject to estimated future commission payouts.

The payments for salaries and wages to the Company’s employees occur on the same bi-weekly schedule as commission payments to brokers.

The timing differences between the Company’s operating cycles and its accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance.

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2008 and well as in the quarter ended October 31, 2008 (see Note 2). Changes in the carrying amount of the intangible assets in the quarter ended October 31, 2008 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2008	$1,918	$175	$-	$2,093

Additions from the Intagio
acquisition in August 2008	80	4	20	104
Amortization	(122)	(34)	-	(156)
Balance as of October 31, 2008	$1,876	$145	$20	$2,041

Based on identified intangible assets recorded as of October 31, 2008 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total

2009 (1)	$366	$102	$2	$470
2010	488	27	2	517
2011	467	16	2	485
2012	239	-	2	241
2013	238	-	2	240
Thereafter	78	-	10	88
Total	$1,876	$145	$20	$2,041

(1)	The expected amortization for 2009 reflects amortization expense that the Company anticipates to be recognized in the nine-month period from November 1, 2008 to July 31, 2009.

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2008. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

The acquisition of certain assets of Intagio, made in July of 2007, included  contingent consideration in a form of an earnout agreement.  The earnout amount was based on the achievement of certain revenue targets in the four-quarter period beginning August 1, 2008 and ending July 31, 2009 to the maximum amount of $150,000.

As discussed in Note 2, in August 2008, ITEX made an addition acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150,000 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earnout.  No further earnout obligations to Intagio remain as of October 31, 2008. Changes in the carrying amount of goodwill in the quarter ended October 31, 2008 are summarized as follows (in thousands):

Balance as of July 31, 2008	$3,168
Intagio earnout payment	150
Balance as of October 31, 2008	$3,318

NOTE 6 – COMMITMENTS

The Company leases office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Cleveland, Ohio. Those leases expire between May 2008 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, is paid in part in ITEX dollars.

Future minimum payments at October 31, 2008 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars	ITEX dollars

2009 (1)	206	7
2010	226	-
2011	112	-
2012	29	-

Total	$573	$7

(1)	The expected payments for 2009 reflect future minimum payments for the nine-month period from November 1, 2008 to July 31, 2009.

Rent expense, including utilities and common area charges, was $82,000 and $52,000, respectively for the quarters ended October 31, 2008 and 2007.

In addition to the foregoing lease commitments, the Company is a party to several noncancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations as well as investor relations consulting.

Future minimum payments at October 31, 2008 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2009 (1)	67
2010	43
2011	14

Total	$124

(1)	The expected payments for 2009 reflect future minimum payments for the nine-month period from November 1, 2008 to July 31, 2009.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $1.0 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2008. The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the quarter ended October 31, 2008 and there was no outstanding balance as of October 31, 2008.  The Company may utilize this credit facility for short-term needs in the future.

As discussed in Note 10, on November 18, 2008, the maximum loan amount under the revolving credit facility increased from $1.0 million to $1.5 million and its maturity date was extended to November 30, 2009.

On August 1, 2007, the Company entered into a $1.1 million note payable to Intagio in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments.  Total principal repayments for the quarter ended October 31, 2008 amounted to $143,000. The outstanding balance of the note at October 31, 2008 was $448,000.

As discussed in Note 2, in connection to the acquisition from Intagio of certain assets of a media services company, the Company entered into a $688,000 senior subordinated secured promissory note due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65,000. Total principal repayments for the quarter ended October 31, 2008 amounted to $184,000. The outstanding balance of the note at October 31, 2008 was $454,000. As discussed in Note 10, on November 10, 2008, the purchase consideration was adjusted by a mutual agreement between the buyer and the seller. The promissory note original principal balance was reduced by $50,000 to $638,000. The remaining outstanding balance of the note in the amount of $454,000 was paid in full on November 10, 2008.

NOTE 8 – LEGAL PROCEEDINGS

In October 2005, the Company was served with a statement of claim in Canada relating to a Marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from the Company for alleged fraud or deceit or breach of contract in the amount of $1,3 million Canadian.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately 26,000 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the Marketplace.  The Company is seeking enforcement of its member agreement which includes changing the venue of the action to the United States and holding the Company harmless from transaction disputes between members.  In December 2005, the Company filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in the Company’s Trading Rules.  On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action.  The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding to date.  Plaintiffs unsuccessfully appealed this decision.  Plaintiff subsequently brought a motion for leave to lift the stay of the action and allow it to proceed.  In December 2007 the plaintiffs' motion was heard and the court ordered that upon completion of the costs assessment process and payment of the costs assessed, the stay of proceedings is lifted.  In April 2008, the Company received payment of the costs awarded. The hearing date for the Company’s motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to the forum selection clause in the Company’s Trading Rules was held on September 10, 2008.  The Company awaits a ruling on the motion.

In June 2003, a former broker filed a complaint against the Company for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against the Company in the amount of $5.0 million and a preliminary injunction enjoining the Company from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff's motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, the Company was served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees.  In November 2005, the Company filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  The Company’s motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  The Company moved the lawsuit to federal court in July 2006.  Plaintiff filed a motion to remand the lawsuit to Oregon state court in August 2006 and the court ruled in favor of the motion in January 2007.  The Company appealed the ruling and that appeal is pending in federal court.  In the interim, the matter is stayed in state court except for discovery purposes.  The Company believes the termination of plaintiff's brokerage was for proper cause.

The Company will vigorously defend against the lawsuits discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in the Company’s opinion, none of the foregoing proceedings should ultimately result in any liability that would have a material adverse effect on the Company’s results of operations, cash flows or financial position.  The Company has not established any reserves for any potential liability relating to the foregoing litigation matters.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on the Company’s consolidated financial statements in future periods.  While it is not possible to predict the ultimate outcome of these matters, historically, the Company has been successful in defending itself against claims and suits that have been brought against it, and, generally, payments made in such claims and actions have not been material to the Company’s consolidated financial statements.

From time to time the Company is subject to claims and litigation incurred in the ordinary course of business.  In the Company’s opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on its business operations, results of operations, cash flows or financial condition.

NOTE 9 – INCOME TAXES

Deferred tax assets primarily include federal and state net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that the Company will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

			Quarter ended October 31
	2008		2007
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$7	34.0%	$92	34.0%
State income taxes	2	10.3%	23	8.5%
Non-deductible expenses	-		-	-
Change in effective state rate and other items	(34)	-170.0%	-	-
Provision (benefit) for income taxes	$(25)	-125.7%	$115	42.5%

The change in effective state rate and other items of $34,000 relate primarily to increase in recognition of deferred tax assets at higher state tax rates. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. Both factors lead to the increase in effective tax rate and the resulting increase in the expected future realizable tax benefits at the time when the deferred tax assets are expected to reverse. Other items also include permanent differences and research and development credits.

As required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies SFAS 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. A reconciliation of the Company’s unrecognized tax benefits as of October 31, 2008 is as follows (in thousands):

Balance at July 31, 2008	$193
Additions based on tax positions related to the current year	2
Balance at October 31, 2008	$195

The Company is subject to income taxes in the U.S. and Canada as well as various U.S. states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is subject to U.S. and state income tax examinations by tax authorities for tax years 2004 through the present. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months.

NOTE 10 – SUBSEQUENT EVENTS

On November 18, 2008, ITEX Corporation and U.S. Bank entered into an Amendment to Loan Agreement and Note, to increase the maximum loan amount under its revolving credit facility from $1.0 million to $1.5 million, to lower the interest rate, to remove certain borrowing base limitations, and to extend the maturity date to November 30, 2009. There is no current outstanding balance on the line of credit.

As discussed in Note 2, on August 1, 2008, ITEX acquired from Intagio certain assets of a media services company. At the time of purchase, on August 1, 2008, the total original consideration consisted of $68,000 in cash and a secured promissory note in the amount of $688,000 due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65,000. On November 10, 2008, the purchase consideration was adjusted by a mutual agreement between Intagio and the Company. The promissory note original principal balance was reduced by $50,000 to $638,000 and the Company agreed to pay immediately the full amount of the remaining outstanding balance of the note. During the quarter ended October 31, 2008, the Company made three monthly installment payments of $65,000 on this note. The remaining balance of $454,000 was paid in full on November 10, 2008.

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”).  We service our member businesses through our independent licensed brokers, area directors and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable approximately 24 thousand member businesses (our “members”) to trade goods and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  Our fiscal first quarter is from August 1 to October 31 (“first quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

For the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, our revenue increased by $46,000, or 1.2%, from $3,853,000 to $3,899,000 and our income from operations declined by $250,000, or 91.9%, from $272,000 to $22,000.

We are seeking to continue to increase our revenue by:

•	minimizing the barriers to join the Marketplace;

•	increasing the benefits to members participating in the Marketplace;
•	enhancing our internet applications;
•	adding new franchisees;
•	managing corporate-owned offices; and
•	seeking strategic acquisitions and endorsements.

During the second half of fiscal 2008, we engaged two outside consulting firms in an effort to increase shareholder value.  In March 2008, we retained an investment advisory and financial communications firm that specializes in micro through mid-capital public companies to manage our investor relations initiatives and create more visibility for us in the investment community. In May 2008, we retained an investment bank as our financial advisor to help us evaluate a range of strategic options and update us regarding prevailing market conditions for mergers and acquisitions.  We completed our engagement with our financial advisor on October 31, 2008.

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.  With the new media services, we believe that we will expand our capabilities in this market sector by providing an “in-kind” payment option for hospitality firms in funding their media campaigns.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2008	2007
	(unaudited)
Revenue	$3,899	$3,853
Costs and expenses	3,877	3,581
Income from operations	22	272

Net interest expense	(2)	(1)
Gain on sales of offices, net	-	-
Income before income taxes	20	271

Provision (benefit) for income taxes	(25)	115

Net income	$45	$156

Net income per common share:
Basic	$-	$0.01
Diluted	$-	$0.01

Average common and equivalent shares:
Basic	17,720	17,669
Diluted	17,816	17,880

Revenue for the quarter ended October 31, 2008, as compared to the corresponding quarter of fiscal 2008, increased by $46,000, or 1.2%.  The increase in revenues came mostly from the increase in transaction revenue. The increase in revenue resulted primarily from streamlining the fee structure for the customer base obtained from previous acquisitions. The revenue increase is also due to an increase in a number of customers opting for the automated payment arrangements, resulting in fewer returns and adjustments.

Income from operations for the quarter ended October 31, 2008, as compared to the corresponding quarter of fiscal 2008, decreased by $250,000 or 91.9%. This decrease is the result of the increase in operating expenses. Operating expenses increased by $296,000, or 8.3% for the quarter ended October 31, 2008, as compared to the corresponding period of fiscal 2008. Of this increase in operating expenses, corporate salaries, wages and employee benefits increased by $138,000, selling and general and administrative expenses increased by $87,000, depreciation and amortization increased by $47,000 and costs of marketplace revenues increased by $24,000. The most significant increase in the operating expenses is the growth of the compensation related costs, corresponding with the increase in headcount.  We added new sales positions in order to attract and develop partnerships with enterprise-level accounts and to expand our operations into new media services sector in connection with our August 2008 acquisition of media services company from Intagio. We also invested resources in the development of our technology infrastructure.

Net income for the quarter ended October 31, 2008, as compared to the corresponding quarter of fiscal 2008, decreased by $111,000 or 71.2% as a result of the decrease in the income from operations. In the quarter ended October 31, 2008, we recorded a benefit for income taxes of $25,000. Earnings per share for the same quarters declined from $0.01 per share in the quarter ended October 31, 2007 to $0.00 per share in the quarter ended October 31, 2008.

Growth by acquisition

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.  With the new media services, we believe that we will expand our capabilities in this market sector.  ITEX Media Services was launched with the August 2008 acquisition.  ITEX Media Services introduces a variety of new opportunities to the ITEX Marketplace and provides an ‘in kind’ payment option for hospitality firms in funding their media campaigns.

On February 1, 2008, we acquired from ATX The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list, and incorporated the acquired member base into a corporate prototype office in Cleveland, Ohio.

On August 1, 2007, we acquired from Intagio certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses.  These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by our existing network. Our post-acquisition actions have contributed to the success of the Intagio acquisition.  After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions.  We have retained three Intagio regions to operate as corporate-owned offices (“corporate prototype offices”).

In our corporate prototype offices, we test our new initiatives and emerging strategies in order to increase Marketplace revenue and better serve members.  If successful with our initiatives, we intend to use the corporate prototype offices as a model for our brokers.

Growing organically

In the three month period ended October 31, 2008, we invested in our personnel, sales and technology infrastructure to build a foundation for future revenue growth.  We are building in areas we believe will generate reasonable returns without significant risk. Below are some of the areas we expanded in recent periods:

•	Increased the headcount of our broker support team, including senior management, to assist our franchisees in local registrations of businesses in our Trading Community.

•	Created a new business development department tasked with creating relationships with companies that have a national presence to assist our growth on the local level.

•
Expanded our investment in technology personnel and infrastructure. It is our goal to unlock the value of our technological platform by offering its use to other companies, where a digital currency can enhance their business model.

•
Signed a partnership agreement with an enterprise-level supplier of products and services to the food service and hospitality industries, resulting in the endorsement of our Trading Community for its customer base, in order to establish a wider value proposition to its customers and other incentives.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the quarter ended October 31, 2008 and 2007 with amounts expressed as a percentage of total revenues (amounts in thousands):

	Quarter ended October 31,
	2008		2007
	(unaudited)
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,899	100.0%	$3,853	100.0%

Costs and expenses:
Cost of marketplace revenue	2,522	64.7%	2,498	64.8%
Salaries, wages and employee benefits	510	13.1%	372	9.7%
Selling, general and administrative	660	16.9%	573	14.9%
Depreciation and amortization	185	4.7%	138	3.6%
	3,877	99.4%	3,581	93.0%

Income from operations	22	0.6%	272	7.0%
Interest expense, net	(2)	-0.1%	(1)	0.0%

Income before income taxes	20	0.5%	271	7.0%

Provision (benefit) for income taxes	(25)	-0.6%	115	3.0%

Net income	$45	1.1%	$156	4.0%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees, other fees net and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands):
	Quarter ended October 31,		Percent
	2008	2007	increase (decrease)
	(unaudited)

Transaction fees	$2,600	$2,524	3.0%
Association fees	1,145	1,169	-2.1%
Other revenue	154	160	-3.8%
	$3,899	$3,853	1.2%

Marketplace revenue for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, remained on relatively similar level with the slight overall increase of $46,000, or 1.2%. The increase is primarily due to the increase in transaction fee revenue, which increased by $76,000, or 3.0%. The increase in revenue is due to streamlining the fee structure for the customer base obtained from previous acquisitions as well as due to the increase in number of customers opting for the automated payment arrangements, resulting in fewer returns and adjustments.

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  ITEX Media Services was launched with our August 2008 acquisition. In the first quarter of fiscal 2009, the revenue from our media services was not significant and is included in other revenue. With the new media services, we believe that we will expand our capabilities in this market sector.

During the first quarter of 2009, we have marginally increased revenue as a result of organic growth and acquisitions. We cannot assure you that our revenues will continue to increase in future quarters.  Future revenue streams will depend on our ability to maintain and expand our membership base and our Broker Network, provide services at prices that provide significant value for our members, our ability to offer additional services to our customers, and on the overall demand for barter transactions.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees.  ITEX dollars earned from members are later used by us as a method of payment in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising, as well as for certain general corporate expenses. ITEX dollars are only usable in our Marketplace.

We take extensive measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars.  For example:

•	All ITEX dollar purchases for corporate purposes are approved by senior management.

•	We do not sell or purchase ITEX dollars for USD.

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $71,000 and $21,000 as ITEX dollar revenue for the quarters ended October 31, 2008 and 2007, respectively.

The corresponding ITEX dollar expenses in the first quarter of 2009 were for legal, printing, rents, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate prototype offices, payment of processing fees and other expenses directly correlated to marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended October 31,		Percent
	2008	2007	increase (decrease)
	(unaudited)

Transaction fee commissions	$1,879	$1,840	2.1%
Association fee commissions	388	453	-14.3%
Prototype office compensation costs	171	135	26.7%
Other costs of revenue	84	70	20.0%
	$2,522	$2,498	1.0%

Costs of marketplace revenue as percentage of total revenue	64.7%	64.8%

Costs of marketplace revenue for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, increased by $24,000, or 1.0%. The costs of marketplace revenue remained on relatively similar levels as a percentage of total revenue. The overall increase in costs of revenue corresponds to the increase in total revenue for the same periods. Our commission structure is primarily based on percentages of related revenue streams. Transaction fee commissions increased by $39,000 and association fee commissions decreased by $65,000 for the quarter ended October 31, 2008, as compared to quarter ended October 31, 2007, in line with the fluctuations in the related revenue streams.

Our prototype office compensation costs increased by $36,000 for the quarter ended October 31, 2008 as compared to the quarter ended October 31, 2007, as we have increased the headcount in our branch offices in order to provide an increased level of support to our member base, and further enhance member recruitment and retention.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2008	2007	increase
	(unaudited)

Corporate salaries, wages and employee benefits	$510	$372	37.1%

Corporate salaries, wages and employee benefits as percentage of total revenue	13.1%	9.7%

Corporate salaries, wages and employee benefits expenses for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, increased by $138,000, or 37.1%. These expenses also increased as a percentage of the total revenue in the periods presented. The increase in compensation related costs corresponds to the increases in headcount.

We increased the headcount in our broker support team, including senior management positions, to assist our franchisees in local registrations of businesses for participation in our Trading Community. We created a new business development department and added new sales personnel in order to expand our operations into new media services sector in connection with our August 2008 acquisition of a media services company.  We also invested in increased staffing of our technology department in order to make improvements in our technology platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2008	2007	increase
	(unaudited)

Selling, general and administrative expenses	$660	$573	15.2%

Selling, general and administrative expenses as percentage of total revenue	16.9%	14.9%

Selling, general and administrative expenses for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, increased by $87,000, or 15.2%. Our selling general and administrative expenses also increased as a percentage of total revenues in the periods presented. The increase is due primarily to the $142,000 increase in professional consulting services and, to a lesser extent, due to the $61,000 increase in rent and miscellaneous office-related costs. Those increases were partially offset by a $117,000 reduction in bad debt expense.

 Our professional consulting expenses include legal, accounting, investor relations, technology and other professional consulting fees. In its turn, the increase in consulting costs is primarily related to the increased costs of investor relations activities, which increased by $122,000 and, to a lesser extent, a $20,000 increase in consulting fees for the outsourced development of our technology platform. We retained an investor relations firm and an investment bank in order to expose our company to new investors and to consider strategic alternatives.  We presented to numerous research analysts, portfolio managers and equity firms around the country to discuss the ITEX business model, our financial performance and expansion goals.

The increase in rent and office expenses is related to our August 2008 acquisition of a media services company, resulting in the assumption of an office lease in Chicago, as well as due to a better utilization of ITEX dollars for office expenses.

The reduction in bad debt expense is due to a higher percentage of our customers switching to automatic pay.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2008	2007	increase
	(unaudited)

Depreciation and amortization	$185	$138	34.1%

Depreciation and amortization as percentage of total revenue	4.7%	3.6%

Depreciation and amortization for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, increased by $47,000, or 34.1%. Depreciation and amortization also increased as a percentage of total revenues in the periods presented. The increases are primarily related to the addition of intangible assets in business acquisitions in fiscal 2008 and 2009, such as the February 2008 acquisition of certain assets of the ATX Barter Company and the August 2008 acquisition of certain assets of the certain assets of a media services company from Intagio.

Interest Expense, Net

Interest expense is presented net of the related interest income in our consolidated statements of operations. It includes interest expense resulting primarily from our two notes payable to Intagio. Those notes originate from the August 2007 and August 2008 business acquisitions.

The gross interest expense is partially offset by the interest income we generate primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our brokers. During our fiscal 2008, we also sold to our brokers three regional offices obtained from Intagio in the August 2007 acquisition. Those notes receivable are repaid in installments. The installment payments for various notes receivable end between 2010 and 2016. The gross interest expense and interest income are as follows (in thousands):

	Quarter ended October 31,		Percent
	2008	2007	increase (decrease)
	(unaudited)

Interest income	$(20)	$(22)	-9.1%
Interest expense	$22	$23	-4.3%
Interest expense, net	$2	$1	100.0%

Intestest expense, net as percentage of total revenue	0.1%	0.0%

Interest expense, net for the quarter ended October 31, 2008, as compared to the quarter ended October 31, 2007, increased by $1,000, or 100%. The increase relates primarily to the decrease in gross interest income on the declining balance of notes receivable for corporate office sales. No new notes receivable originated in the first quarter of fiscal 2009.

As discussed in notes to our consolidated financial statements, the total original consideration paid for the August 2008 business acquisition included a secured promissory note in the amount of $688,000 due to Intagio in eleven equal monthly payments of $65,000. On November 10, 2008, the purchase consideration was adjusted by a mutual agreement between the buyer and the seller. The promissory note original principal balance was reduced to $638,000 and the then outstanding remaining balance of the note was to be paid in full. The Company made three monthly installment payments of $65,000 during the quarter ended October 31, 2008. The remaining balance of $454,000 was paid in full on November 10, 2008.

Income Taxes

In the first quarter of 2009, we recognized a $25,000 benefit for income taxes, compared to the $115,000 provision for income taxes in the first quarter of 2008, which represents a $140,000 decrease in income taxes, primarily due to the decrease in our pre-tax income.

The effective tax rate related to our recorded benefit for income taxes in the first quarter of 2009 was a negative rate of 125.7%. The effective tax rate related to our provision for income taxes in the corresponding quarter of 2008 was 42.5%.

The recognition of the $25,000 benefit for income taxes in the quarter ended October 31, 2008, despite the pretax income of $20,000 generated for the quarter, is primarily related to the increase in the effective state tax rate. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. The increase in effective tax rate lead to the increase in the expected future realizable tax benefits at the time when our  deferred tax assets are expected to reverse.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2008 and October 31, 2008, we had $1.1 million and $1.3 million, respectively, in cash and cash equivalents. Our working capital as of July 31, 2008 and as of October 31, 2008 was $911,000 and $799,000, respectively. Additionally, we have a revolving credit agreement to establish a $1.5 million line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2009. We have no outstanding balance on our line of credit as of October 31, 2008.

Our liquidity is affected by our business acquisitions. During our fiscal 2008, we spent a total cash consideration of $2.4 million on two acquisitions of certain assets of commercial trade exchange networks as follows:

-  the August 2007 acquisition from Intagio

-  the February 2008 acquisition from ATX The barter Company, Inc.

In addition to the upfront cash consideration, the August 2007 acquisition also included a $1.1 million note payable in 24 monthly installments and a $150,000 contingent consideration paid out in the first quarter of 2009.  We made principal payments on this note payable in the amount of $546,000 and $143,000 during our fiscal year 2008 and for the quarter ended October 31, 2008, respectively. The balance on this note payable as of October 31, 2008 remained at $448,000.

During our quarter ended October 31, 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68,000 and a note payable of $638,000.  In the first quarter of 2009, we made payments of $184,000 on this note payable. The remaining balance on this note was paid in full in November of 2008.

The following table presents a summary of our cash flows for the quarters ended October 31, 2008 and 2007 (in thousands):

	Quarter ended October 31,
	2008	2007
	(unaudited)
Cash provided by operating activities	$706	$803
Cash used in investing activities	(158)	(2,008)
Cash used in financing activities	(327)	(294)
Increase (decrease) in cash	$221	$(1,499)

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and in the first quarter of 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements including repayment of debt incurred in the Intagio acquisition.

As part of our contemplated future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of the acquisition cost subject to the consent of any secured creditors.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the quarter ended  October 31, 2008, net cash provided by operating activities was $706,000 compared with $803,000 in the quarter ended October 31, 2007, a decrease of $97,000, or 12.1%.  The decrease in net cash provided by the operating activities is the result of the decline in net income and the corresponding increase in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Quarter ended October 31,
	2008	2007
	(unaudited)
Net income	$45	$156
Add: non-cash expenses	219	268
Add: changes in operating assets and liabilities	442	379
Net cash provided by operating activities	$706	$803

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense and the changes in the deferred portion of the provision (benefit) for income taxes.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet apart from cash and cash equivalents. Net cash provided by operating activities also reflects changes in some non-current components of the balance sheet, such as long-term deferred rent and non-current prepaid expenses and deposits.

As discussed earlier in the overview section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday, while we report our financial results as of the last day of each calendar month. The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions. The increase in changes in operating assets and liabilities for both quarters ended October 31, 2008 and 2007 reflect primarily the timing of the cash collections from members and the corresponding decrease in the accounts receivable balances.

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Quarter ended October 31,
	2008		2007
	Amount	Percent of total	Amount	Percent of total
	(unaudited)
Credit cards	$2,749	60.8%	$2,663	64.3%
Electronic funds transfer	1,188	26.3%	917	22.2%
Cash and checks	582	12.9%	559	13.5%
Cash received from marketplace members	$4,519	100.0%	$4,139	100.0%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the quarter ended  October 31, 2008, net cash used in investing activities was $158,000 compared with $2.0  million used in investing activities in the quarter ended October 31, 2007, a decrease of $1.9 million, or 92.1%.  In the quarter ended October 31, 2007, the net cash used in investing activities was primarily related to $2.0 million cash consideration paid for the August 2007 acquisition from Intagio. In the quarter ended October 31, 2008, the net cash used in investing activities was primarily related to $68,000 cash consideration paid for the August 2008 acquisition from Intagio as well as $150,000 final settlement of contingent consideration from August 2007 acquisition.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.

For the quarter ended  October 31, 2008, net cash used in financing activities was $327,000 compared with $294,000 used in financing activities in the quarter ended October 31, 2007, an increase of cash used in financing activities of $33,000, or 11.2%. In the current quarter we made principal repayments on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio. In the quarter ended October 31, 2007, in addition to debt payments, we spent $162,000 on stock repurchases.

Commitments and Contingencies

 We lease office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Cleveland, Ohio. These leases expire between May 2008 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, is paid in part in ITEX dollars.

In addition to the lease commitments, we are a party to several noncancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations as well as investor relations consulting.

Our contractual commitments at October 31, 2008 are presented below (in thousands):

	Operating leases		Purchase commitments	Total
Year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	U.S. dollars	ITEX dollars

2009 (1)	206	7	67	273	7
2010	226	-	43	269	-
2011	112	-	14	126	-
2012	29	-	-	29	-

Total	$573	$7	$124	$697	$7

(1)	The expected payments for 2009 reflect future minimum payments for the nine-month period from November 1, 2008 to July 31, 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including allowances for uncollectible accounts;
•	accounting for ITEX dollar activities;
•	the allocation of purchase price in business combinations
•	accounting for goodwill and other long-lived intangible assets;
•	accounting for income taxes; and
•	stock-based compensation.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if our assumptions change or if actual circumstances differ from those in our assumptions.

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2008 annual report on Form 10-K.

Recent Accounting Pronouncements

In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We are currently assessing the impact of EITF 03-6-1 on our results of operations, cash flows and financial position.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets.  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  FSP 142-3 is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We are currently assessing the impact of FSP 142-3 on our results of operations, cash flows and financial position.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations, which replaces SFAS 141 and amends several other pronouncements. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that companies recognize acquisition-related costs separately from the acquisition and expense those costs as incurred, and that companies generally expense restructuring costs in periods subsequent to the acquisition date. It also requires that changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties impact income tax expense. In addition, acquired in-process research and development is required to be capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

The issues and uncertainties listed below, among other, may adversely impact and impair our business and should be considered in evaluating our financial outlook and the forward-looking statements included in this report.

Our future revenue growth and profitability remains uncertain.

During 2008 and the first quarter of 2009, we have increased revenues through organic growth and through acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available.  We have sustained profitable operations for nearly five years.  However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We transact business in Canadian dollars as well as US dollars.  In the three month period ended October 31, 2008, approximately 8% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We completed our acquisition of  select Intagio assets on August 1, 2007 and on August 1, 2008, and our acquisition of ATX Barter on March 1, 2008.  However, we have a limited amount of experience acquiring companies.  We have evaluated, and expect to continue to evaluate, other potential strategic transactions.  From time to time, we may engage in discussions regarding potential acquisitions.  Any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules, we are required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending July 31, 2010.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404.  Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation.

While we determined in our Management Report on Internal Control over Financial Reporting included in our Form 10-K for the fiscal year ended July 31, 2008, that our internal control over financial reporting was effective as of July 31, 2008, we must continue to monitor and assess our internal control over financial reporting.  If we identify one or more future material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert our internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.  That would likely have an adverse effect on our stock price.

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

During the first quarter of 2009, a member of our Audit Committee, John Wade, was retained to provide consulting activities with respect to financial oversight and reporting matters

There have been no other changes in our internal controls over financial reporting during our most recent quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 – Legal Proceedings of the Notes to consolidated financial statements (Item 1) for information regarding legal proceedings.

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

ITEX CORPORATION
(Registrant)

Date: December 11, 2008	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer