Form 10-Q
period 2009-01-31
ITEX CORP
filed 2009-03-09
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009.

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
Yes ☐  No ☒

As of January 31, 2009, we had 17,906,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2009

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 31, 2009	July 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,207	$1,061
Accounts receivable, net of allowance of $388 and $361	1,063	1,331
Prepaid expenses	76	238
Loans and advances	77	67
Notes receivable - corporate office sales	237	204
Advertising credits	525	-
Deferred tax asset	830	819
Other current assets	9	13
Total current assets	4,024	3,733

Property and equipment, net of accumulated depreciation of $205 and $151	211	176
Intangible assets, net of amortization of $1,389 and $1,078	1,885	2,093
Notes receivable - corporate office sales, net of current portion	756	886
Deferred tax asset, net of current portion	5,987	6,061
Other long-term assets	93	32
Goodwill	3,318	3,168
Total assets	$16,274	$16,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210	$215
Commissions payable to brokers	390	666
Accrued commissions to brokers	1,150	713
Accrued expenses	475	445
Advance payments	140	117
Deferred revenue	66	75
Current portion of notes payable	301	591
Total current liabilities	2,732	2,822

Long-term liabilities:
Other long-term liabilities	4	8
Total Liabilities	2,736	2,830

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,906 and 17,816 shares issued and outstanding, respectively	179	178
Additional paid-in capital	28,947	28,908
Accumulated deficit	(15,588)	(15,767)
Total stockholders' equity	13,538	13,319
Total liabilities and stockholders’ equity	$16,274	$16,149

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Quarter ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Marketplace revenue and other revenue	$4,365	$4,175	$8,264	$8,028

Costs and expenses:
Cost of marketplace revenue	2,779	2,756	5,301	5,254
Corporate salaries, wages and employee benefits	455	413	965	785
Selling, general and administrative	707	373	1,367	946
Depreciation and amortization	189	151	374	289
	4,130	3,693	8,007	7,274

Income from operations	235	482	257	754

Interest income, net	7	6	5	5

Income before income taxes	242	488	262	759

Provision for income taxes	108	175	83	290

Net income	$134	$313	$179	$469

Net income per common share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03

Weighted average shares outstanding
Basic	17,756	17,567	17,737	17,618
Diluted	17,858	17,754	17,837	17,817

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2009
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2008	17,816	$178	$28,908	$(15,767)	$13,319

Common stock awards issued	90	1	(1)	-	-

Stock-based compensation expense	-	-	40	-	40

Net income	-	-	-	179	179

Balance at January 31, 2009	17,906	$179	$28,947	$(15,588)	$13,538

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Six month ended January 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179	$469
Items to reconcile to net cash provided by operations:
Depreciation and amortization	374	288
Stock based compensation	76	86
Change in deferred income taxes	63	254
Loss on disposal of equipment	1	2
Changes in operating assets and liabilities:
Accounts receivable, net	339	427
Prepaid expenses	82	(2)
Advances to brokers, net of repayments	(25)	3
Notes receivable from customers, net of repayments	(6)	11
Other current assets	17	6
Accounts payable	(114)	45
Commissions payable to brokers	(276)	435
Accrued commissions to brokers	437	(279)
Accrued expenses	30	98
Deferred revenue	(9)	(35)
Long-term liabilities	(4)	(5)
Advance payments	23	2
Net cash provided by operating activities	1,187	1,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(68)	(2,056)
Payment of contingent consideration for business acquisitions	(150)	(76)
Business sales	-	50
Purchase of property and equipment	(13)	(36)
Payments received from notes receivable - corporate office sales	97	81
Payments received from loans	21	30
Purchase of investment	-	(30)
Net cash used in investing activities	(113)	(2,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(928)	(268)
Repurchase of common stock	-	(162)
Net cash used in financing activities	(928)	(430)

Net increase (decrease) in cash	146	(662)
Cash and cash equivalents at beginning of period	1,061	1,753
Cash and cash equivalents at end of period	$1,207	$1,091

Supplemental cash flow information:
Cash paid for interest	31	42
Cash paid for taxes	52	74

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  The Company’s fiscal second quarter is from November 1, 2008 to January 31, 2009 (“second quarter”).  The Company’s first six months is from August 1, 2008 to January, 31, 2009. The Company reports its results as of the last day of each calendar month (“accounting cycle”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation-related contingencies.

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

The Company’s largest sources of revenues are transaction fees and association fees.  The Company charges members of the marketplace an association fee every operating cycle in accordance with its members’ individual agreements.  The Company also charges both the buyer and the seller a transaction fee based on the ITEX dollar value of that marketplace transaction.  Additionally, the Company may charge various other fees to members, such as late fees, finance charges, insufficient fund fees and annual dues. The total fees charged to members are billed in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”).   The Company bills members for all fees at the end of each operating cycle. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  If paying through EFT or by credit card, generally the USD transaction fee is 5.0% to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle, the Company charges most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).

In each accounting cycle, the Company recognizes as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  Annual dues, billed in advance of the applicable service periods, are deferred and recognized into revenue on a straight-line basis over the term of one year.

For transaction and association fees charged to members, the Company shares a portion of its revenue with the brokers in its broker network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis in accordance with Emerging Issues Task Force Issue (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

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

In cases where the Company spends its ITEX dollars as payment for items which lack readily determinable fair values, the expenses are also recorded at the cost basis of the ITEX dollars surrendered, which is zero.

In cases where the Company uses its previously earned ITEX dollars as payment for corporate expenses at prices comparable to what the Company would have paid in USD, the Company believes that the goods and services received have determinable fair value.  The Company then recognizes the fair value of received goods and services and a corresponding amount of revenues earned in ITEX dollars.

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

Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. SFAS 142, Goodwill and other Intangible Assets, prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill has to be written down and charged to operating results in periods in which the recorded value of goodwill exceeds its fair value. No impairment of goodwill has been recognized in the six-month period ended January 31, 2009.

Share-based Payments

The Company accounts for share-based compensation to its employees and directors under the provisions of SFAS 123(R), “Share-Based Payment”. SFAS 123(R) requires measurement of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees and directors are measured based on the fair market values of the underlying stock on the dates of grant.

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements, and it recorded these advertising credits as a current asset. The Company originally recorded the cost of the advertising credits at the fair market value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on  sales of the advertising credits for ITEX dollars. The asset is relived and the expense is recorded as the advertising credits are sold by the Company to its customers.  The expense is recorded in the amount of the fair value of the advertising credits sold. The Company recognized $12,000 expense on sale of advertising credits in the six-month period ended January 31, 2009.

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

NOTE 2 – ACQUISITION

On August 1, 2008, ITEX acquired from The Intagio Group, Inc. (“Intagio”) certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX marketplace.  This acquisition allows the Company to expand its service offerings by providing an “in-kind” payment option for hospitality firms in funding their media campaigns.

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

Pro forma results

The following unaudited pro forma combined historical results for the quarter and six-month period ended January 31, 2008 are presented below as if the Intagio media services company had been acquired on August 1, 2007 (in thousands, except per share data):

	Quarter ended January 31, 2008	Six months ended January 31, 2008

Revenues	$4,315	$8,239
Net income	$363	$496

Net income per share
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

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

During quarters ending January 31, 2009 and 2008, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Quarter ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Revenue:
Marketplace and other revenue	$88	$40	$159	$61

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	3	1
Selling, general and administrative	88	40	156	60
Depreciation and amortization	-	-	-	-
	88	40	159	61

Income from operations	-	-	-	-

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

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2008 and well as in the six-month period ended January 31, 2009 (see Note 2). Changes in the carrying amount of the intangible assets in the six-month period ended January 31, 2009 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2008	$1,918	$175	$-	$2,093

Additions from the Intagio acquisition in August 2008	80	4	20	104
Amortization	(243)	(68)	(1)	(312)
Balance as of January 31, 2009	$1,755	$111	$19	$1,885

Based on identified intangible assets recorded as of January 31, 2009 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total

2009 (1)	$244	$68	$1	$313
2010	488	27	2	517
2011	467	16	2	485
2012	239	-	2	241
2013	238	-	2	240
Thereafter	79	-	10	89
Total	$1,755	$111	$19	$1,885

(1)	The expected amortization for 2009 reflects amortization expense that the Company anticipates to be recognized in the six-month period from February 1, 2009 to July 31, 2009.

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

As discussed in Note 2, in August 2008, ITEX made an addition acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150,000 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earnout.  No further earnout obligations to Intagio remained as of January 31, 2009. Changes in the carrying amount of goodwill in the six-month period ended January 31, 2009 are summarized as follows (in thousands):

Balance as of July 31, 2008	$3,168
Intagio earnout payment	150
Balance as of January 31, 2009	$3,318

NOTE 6 – COMMITMENTS

The Company leases office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Cleveland, Ohio. Those leases expire between May 2009 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, is paid in part in ITEX dollars.

Future minimum payments at January 31, 2009 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars	ITEX dollars

2009 (1)	136	4
2010	226	-
2011	112	-
2012	29	-
Total	$503	$4

(1)	The expected payments for 2009 reflect future minimum payments for the six-month period from February 1, 2009 to July 31, 2009.

Rent expense, including utilities and common area charges, was $81,000 and $59,000, respectively for the quarters ended January 31, 2009 and 2008.  Rent expense was $163,000 and $114,000 for the six-month periods ended January 31, 2009 and 2008.

In addition to the foregoing lease commitments, the Company is a party to several noncancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations as well as investor relations consulting.

Future minimum payments at January 31, 2009 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars	ITEX dollars

2009 (1)	31	38
2010	43	30
2011	15	-
Total	$89	$68

(1)	The expected payments for 2009 reflect future minimum payments for the six-month period from February 1, 2009 to July 31, 2009.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $1.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2009. The line of credit facility was originally established on December 2, 2004 and last renewed in November 2008, with the amendment to increase the maximum loan amount under its revolving credit facility from $1.0 million to $1.5 million, to lower the interest rate and to remove certain borrowing base limitations.  There were no borrowings made under this line of credit in the six-month period ended January 31, 2009 and there was no outstanding balance as of January 31, 2009.  The Company may utilize this credit facility for short-term needs in the future.

On August 1, 2007, the Company entered into a $1.1 million note payable to Intagio in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments.  Total principal repayments for the quarter and six-month period ended January 31, 2009 amounted to $146,000 and $290,000, respectively. The outstanding balance of the note at January 31, 2009 was $301,000.

As discussed in Note 2, in connection to the acquisition from Intagio of certain assets of a media services company, the Company entered into a $688,000 senior subordinated secured promissory note due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65,000. In November 2008, the purchase consideration was adjusted by a mutual agreement between the buyer and the seller. The promissory note original principal balance was reduced by $50,000 to $638,000 and the remaining balance was paid in full in November 2008.

NOTE 8 – LEGAL PROCEEDINGS

In October 2005, the Company was served with a statement of claim in Canada relating to a marketplace dispute (Wembley Marketing Ltd. and Ariza Technology Inc. v. ITEX Corporation and Cable Network News LPLLP (“CNN”); Ontario Superior Court of Justice, Canada; Case No. 05-cv-296043PD3).  Plaintiff seeks damages from the Company for alleged fraud or deceit or breach of contract in the amount of $1,3 million Canadian.  The claim relates primarily to plaintiff’s purchase of CNN advertising that plaintiff alleges was never fulfilled together with other products or services that plaintiff claims were not delivered.  Except for one transaction representing approximately 26,000 Canadian ITEX dollars, all transactions cited in the claim were between the plaintiff and other members in the marketplace.  The Company is seeking enforcement of its member agreement which includes changing the venue of the action to the United States and holding the Company harmless from transaction disputes between members.  In December 2005, the Company filed a motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to a forum selection clause in the Company’s Trading Rules.  On July 24, 2006, the court stayed the action because Wembley's corporate status was cancelled at the time the action started and therefore had no status to start an action.  The court also ordered the Plaintiffs' solicitor to pay the costs of the proceeding to date.  Plaintiffs unsuccessfully appealed this decision.  Plaintiff subsequently brought a motion for leave to lift the stay of the action and allow it to proceed.  In December 2007 the plaintiffs' motion was heard and the court ordered that upon completion of the costs assessment process and payment of the costs assessed, the stay of proceedings is lifted.  In April 2008, the Company received payment of the costs awarded. The hearing date for the Company’s motion to stay or dismiss the claim based on lack of subject matter jurisdiction pursuant to the forum selection clause in the Company’s Trading Rules was held on September 10, 2008. In December 2008, the Court granted our motion and permanently stayed the action.  In addition, the Court awarded the Company the costs of the motion although it did not determine the quantum of costs. In January 2009, the action was settled.  The settlement terms consisted solely of the Company waiving the awarded costs in return for a full release from the Plaintiffs.

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

The Company will vigorously defend against the lawsuit discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in the Company’s opinion, none of the foregoing proceedings should ultimately result in any liability that would have a material adverse effect on the Company’s results of operations, cash flows or financial position.  The Company has not established any reserves for any potential liability relating to the foregoing litigation matters.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on the Company’s consolidated financial statements in future periods.  While it is not possible to predict the ultimate outcome of these matters, historically, the Company has been successful in defending itself against claims and suits that have been brought against it, and, generally, payments made in such claims and actions have not been material to the Company’s consolidated financial statements.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Quarter ended January 31				Six month ended January 31,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$82	34.0%	$166	34.0%	$89	34.0%	$258	34.0%
State income taxes	21	8.5%	12	2.5%	22	8.4%	35	4.6%
Research and development credit	(1)	-0.6%	-	-	(1)	-0.6%	-	-
Non-deductible expenses	6	2.6%	3	0.6%	7	2.6%	3	0.4%
Change in effective state rate and other items	-	-	-	-	(34)	-12.8%	-	-
Other	-	-	(6)	-1.2%	-	-	(6)	-0.8%
Provision for income taxes	$108	44.5%	$175	35.9%	$83	31.6%	$290	38.2%

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

As required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies SFAS 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. A reconciliation of the Company’s unrecognized tax benefits as of January 31, 2009 is as follows (in thousands):

Balance at July 31, 2008	$193
Additions based on tax positions related to the current year	18
Balance at January 31, 2009	$211

The Company is subject to income taxes in the U.S as well as various U.S. states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is subject to U.S. and state income tax examinations by tax authorities for tax years 2004 through the present. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months.

NOTE 10 – SHARE-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 2 million shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

195,000 and 285,000 shares remained available for future grants under the 2004 Plan at January 31, 2009 and July 31, 2008, respectively.

In December 2009, 90,000 shares of restricted common stock, valued at the grant date stock price of $.425, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vest over calendar year ending December 31, 2009 in twelve equal monthly installments.

In December 2007, 90,000 shares of fully vested shares of common stock , valued at $.94 per share, were issued to the Company’s three directors, in equal amounts of 30,000 shares each,  as compensation for their services for the calendar year ending December, 31, 2008, which is considered a requisite service period. The grants to the Company’s directors  are amortized over their respective requisite services periods of one year.

In July 2006, the Company issued 340,000 restricted shares to the Company’s CEO and a certain employee, valued at the grant date stock price of $.59 per share, with the vesting period of 3 years from the date of grant. Those grants are amortized over their respective requisite services periods of three years.

The stock-based compensation expense charged against the results of operations was as follows (in thousands):

	Quarter ended January 31,		Six months ended January 31,
	2009	2008	2009	2008

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$20	$17	$37	$34
Selling, general and administrative	17	21	39	42
Total stock-based compensation expense	37	38	76	76

At January 31, 2009, 50,000 shares of common stock granted under 2004 Plan remained unvested. At January 31, 2009, the Company had $60,000 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 8 months.

NOTE 11 – SUBSEQUENT EVENTS

On February 12,  2009, the Company signed an agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services,  for a term of five years. The agreement provides for a consideration of $350,000 paid to ITEX, as a platform subscription fee, as well as recurring transaction processing fees based on gross merchandise volume, or GMV, which is the total value of all transactional activity hosted by the platform. The agreement also provides for certain other periodic service and consulting fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance.  These statements can generally be identified by the use of terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” “will” or other similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual events or results may differ materially.  We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section titled “Risk Factors” below.  We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  Our fiscal second quarter is from November 1, 2008 to January 31, 2009 (“second quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

For the quarter ended January 31, 2009, as compared to the quarter ended January 31, 2008, our revenue increased by $190,000, or 4.6%, from $4.2 million to $4.4 million and our income from operations declined by $247,000, or 51.2%, from $482,000 to $235,000.

For the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2008, our revenue increased by $236,000, or 2.9%, from $8.0 million to $8.3 million and our income from operations declined by $497,000, or 65.9%, from $754,000 to $257,000.

We are seeking to continue to increase our revenue by:

•	minimizing the barriers to join the marketplace;
•	increasing the benefits to members participating in the marketplace;
•	adding new franchisees;
•	managing corporate-owned offices;
•	enhancing our internet applications;
•	adding subscription-based client management services, and
•	seeking strategic acquisitions and endorsements.

During the second half of fiscal 2008, we engaged two outside consulting firms in an effort to increase shareholder value. The first firm, an investment advisory and financial communications firm, with focus on micro through mid-capital public companies, was retained in March 2008 to manage our investor relations initiatives and create more visibility for us in the investment community. The second firm, an investment bank, was retained in May 2008 as our financial advisor to help us evaluate a range of strategic options and update us regarding prevailing market conditions for mergers and acquisitions.  We completed our engagement with our financial advisor on October 31, 2008.

In August 2008, we acquired certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX marketplace.  With the new media services, we seek to expand our capabilities in this market sector by providing an “in-kind” payment option for hospitality firms in funding their media campaigns.

We seek to derive additional future revenue from granting third-party subscription rights to our proprietary online broker and client relationship management platform.  In February 2009, we entered into our first such subscription-based agreement.  We expect this revenue component to gradually develop over subsequent quarters, as our fees, in addition to flat base fee, will be based on the total value of transactional activity hosted by the platform.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Quarter ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$4,365	$4,175	$8,264	$8,028
Costs and expenses	4,130	3,693	8,007	7,274
Income from operations	235	482	257	754

Interest income, net	7	6	5	5
Income before income taxes	242	488	262	759

Provision for income taxes	108	175	83	290

Net income	$134	$313	$179	$469

Net income per common share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03

Average common and equivalent shares:
Basic	17,756	17,567	17,738	17,618
Diluted	17,858	17,754	17,837	17,817

Revenue for the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008, increased by $190,000, or 4.6%. Revenue for the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008, increased by $236,000, or 2.9%. The increase in revenues came mostly from the increase in transaction revenue. The increase in revenue for the quarter and the six-month period, as compared to the corresponding periods of prior year, is due primarily to streamlining our fee structure by transitioning members to a 6% fee per transaction, available to all online users with automated payment arrangements. This change in fees resulted in the increase of transaction fee revenue as a percentage of our gross merchandise volume, or GMV, which is the total barter value of all successfully closed items between marketplace members.

Income from operations for the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008, decreased by $247,000, or 51.2%. Income from operations for the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008, decreased by $497,000, or 65.9%. This decrease for both the quarter and the six-month period is the result of the increase in operating expenses. Operating expenses increased by $437,000, or 11.8% for the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008. Operating expenses increased by $733,000, or 10.1% for the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008.

The increase in operating expenses in the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008, resulted from $334,000 increase in selling, general and administrative expenses, $42,000 increase in corporate salaries, wages and employee benefits, $38,000 increase in depreciation and amortization and $23,000 increase in costs of marketplace revenue.

The increase in operating expenses in the six-month quarter ended January 31, 2009, as compared to the corresponding period of fiscal 2008, resulted from $421,000 increase in selling, general and administrative expenses, $180,000 increase in corporate salaries, wages and employee benefits, $85,000 increase in  depreciation and amortization and $47,000 increase in costs of marketplace revenue.

The most significant increase in the operating expenses is related to the increases in our selling, general and administrative expenses, resulting from the increases in investor relations and financial advisory expenses, bad debt expenses, rents and operating expenses, denominated in ITEX dollar. Our operating expenses also increased due to higher compensation related costs, corresponding with the increase in headcount.

We added new sales positions in order to attract and develop partnerships with enterprise-level accounts and to expand our operations into new media services sector in connection with our August 2008 acquisition of media services company from Intagio. We also invested resources in the development of our technology infrastructure.

Net income for the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008, decreased by $179,000 or 57.2%. Net income for the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2009, decreased by $290,000, or 61.8%. The decrease in net income for both the quarter and the six-month period resulted from the decrease in the income from operations.

Earnings per share for the same quarters declined from $0.02 per share in the quarter ended January 31, 2008 to $0.01 per share in the quarter ended January 31, 2009. Earnings per share declined from $0.03 per share for the six-month period ended January 31, 2008 to $0.01 per share for the six-month period ended January 31, 2009.

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

Growing organically

In the six-month period ended January 31, 2009, we invested in our personnel, sales and technology infrastructure to build a foundation for future revenue growth.  We are building in areas we believe will generate reasonable returns without significant risk. Below are some of the areas we expanded in recent periods:

•	Increased the headcount of our broker support team, including senior management, to assist our franchisees in local registrations of businesses in our marketplace.

•	Created a new business development department tasked with creating relationships with companies that have a national presence to assist our growth on the local level.

•
Expanded our investment in technology personnel and infrastructure. It is our goal to unlock the value of our technological platform by offering its use to other companies, where a digital currency can enhance their business model.  We anticipate additional investment in our technology platform during the third quarter of fiscal 2009 in support of our new offer of subscription-based client management services.

•
Signed a partnership agreement with Sysco iCare Marketing, Inc., an enterprise-level supplier of products and services to the food service and hospitality industries, resulting in the endorsement of our services,  our broker network and our marketplace for its customer base, in order to establish a wider value proposition to its customers and other incentives.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the quarters and six-month periods ended January 31, 2009 and 2008 with amounts expressed as a percentage of total revenues (amounts in thousands):

	Quarter ended January 31,				Six month ended January 31,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:

Marketplace revenue and other revenue	$4,365	100.0%	$4,175	100.0%	$8,264	100.0%	$8,028	100.0%

Costs and expenses:
Cost of marketplace revenue	2,779	63.7%	2,756	66.0%	5,301	64.1%	5,254	65.4%
Salaries, wages and employee benefits	455	10.4%	413	9.9%	965	11.7%	785	9.8%
Selling, general and administrative	707	16.2%	373	8.9%	1,367	16.5%	946	11.8%
Depreciation and amortization	189	4.3%	151	3.6%	374	4.6%	289	3.6%
	4,130	94.6%	3,693	88.4%	8,007	96.9%	7,274	90.6%

Income from operations	235	5.4%	482	11.6%	257	3.1%	754	9.4%
Interest income, net	7	0.2%	6	0.1%	5	0.1%	5	0.1%

Income before income taxes	242	5.6%	488	11.7%	262	3.2%	759	9.5%

Provision for income taxes	108	2.5%	175	4.2%	83	1.0%	290	3.7%

Net income	$134	3.1%	$313	7.5%	$179	2.2%	$469	5.8%

Revenue

Marketplace revenue and other revenue consist of transaction fees, association fees, other fees net and ITEX dollar revenue.  The following are the components of revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended January 31,		Percent	Six months ended January 31,		Percent increase
	2009	2008	increase	2009	2008	(decrease)
	(unaudited)			(unaudited)

Transaction fees	$3,016	$2,891	4.3%	$5,616	$5,415	3.7%
Association fees	1,162	1,143	1.7%	2,307	2,311	-0.2%
Other revenue	187	141	32.6%	341	302	12.9%
	$4,365	$4,175	4.6%	$8,264	$8,028	2.9%

Total revenue increased by $190,000, or 4.6%, for the quarter ended January 31, 2009, as compared to the corresponding quarter of 2008. Total revenue increased by $236,000, or 2.9% for the six-month period ended January 31, 2009, as compared to the six-month period ended  January 31, 2008.

The increase for the quarter and the six-month period are primarily due to the increase in transaction fee revenue. Transaction fee revenue increased by $125,000, or 4.3%, and $201,000, or 3.7%, for the quarter and six-month period ended January 2009, respectively, as compared to the corresponding periods of 2008.  The increase in transaction fee revenue in both the quarter and the six-month period ended January 31, 2009 is due primarily to streamlining our fee structure by transitioning members to a 6% fee per transaction, available to all online users with automated payment arrangements. This change in fees resulted in the increase of transaction fee revenue as a percentage of our gross merchandise volume, or GMV.

Association fee revenue increased by $19,000, or 1.7% for the quarter ended January 31, 2009, as compared to the corresponding quarter of 2008. The increase in the association fee revenue is primarily related to decreased customer turnover, as we experienced fewer closed accounts and opened more new accounts in the quarter ended January 31, 2009, as compared to the corresponding period of 2008. Association fee revenue declined by $4,000, or 0.2%, for the six-month period ended January 31, 2009, as during fiscal 2008 we experienced a decline in customer accounts obtained in earlier acquisitions.

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  ITEX Media Services was launched with our August 2008 acquisition. In the first six months of fiscal 2009, the revenue from our media services was not significant and is included in other revenue.

During the first six months of 2009, we were able to increase our revenue, as compared to the first six months of 2008, as a result of organic growth and acquisitions. We cannot assure you that our revenues will continue to increase in future quarters.  Future revenue streams will depend on our ability to maintain and expand our membership base and our broker network, provide services at prices that provide significant value for our members, our ability to offer additional services to our customers, and on the overall demand for barter transactions.

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

We spend ITEX dollars in the marketplace for our corporate needs. As discussed in notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $88,000 and $40,000 as ITEX dollar revenue for the quarters ended January 31, 2009 and 2008, respectively. We recorded $159,000 and $61,000 as ITEX dollar revenue for the six-month periods ended January 31, 2009 and 2008, respectively.

The corresponding ITEX dollar expenses were for legal, printing, rents, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries, employee benefits and operating expenses of our corporate prototype offices, payment of processing fees and other expenses directly correlated to marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended January 31,		Percent increase	Six months ended January 31,		Percent increase
	2009	2008	(decrease)	2009	2008	(decrease)
	(unaudited)			(unaudited)

Transaction fee commissions	$2,071	$2,109	-1.8%	$3,950	$3,949	0.0%
Association fee commissions	409	458	-10.7%	797	911	-12.5%
Prototype office costs	212	139	52.5%	382	273	39.9%
Other costs of revenue	87	50	74.0%	172	121	42.1%
	$2,779	$2,756	0.8%	$5,301	$5,254	0.9%
Costs of marketplace revenue as percentage of total revenue	63.7%	66.0%		64.1%	65.4%

Costs of marketplace revenue for the quarter ended January 31, 2009, as compared to the quarter ended January 31, 2008, increased by $23,000, or 0.8%.  Costs of marketplace revenue for the six-month period ended January 31, 2009, as compared to six-month period ended January 31, 2008, increased by $47,000, or 0.9%. The overall increase in costs of revenue corresponds to the increase in total revenue for the same periods.

The overall increase in costs of marketplace revenue for both the quarter and the six-month period is due primarily to the increase in prototype office costs, consisting of compensation and operating expenses. Our prototype office costs increased by $73,000 and $109,000, or 52.5% and 39.9%, respectively, for the quarter and six-month period ended January 31, 2009, as compared to the corresponding periods of fiscal 2008. We have increased the headcount in our branch offices in order to provide an increased level of support to our member base, and further enhance member recruitment and retention.

The increase in prototype office costs was partially offset by the reduction in transaction and association fee commissions in the quarter ended January 31, 2009, as compared to the corresponding quarter of fiscal 2008. The increase in prototype office costs were partially offset by the reduction it the association fee commissions in the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008.

Association fee commissions decreased by $49,000 and $114,000, or 10.7% and 12.5%, respectively for the quarter and six-month period ended January 31, as compared to the corresponding periods of fiscal 2008.

Transaction fee commissions decreased by $38,000, or 1.8% for the quarter ended  January 31, 2009, as compared to the corresponding quarter of fiscal 2008, Transaction fee commissions remained relatively flat for the six-month period ended January 31, 2009 as compared to the corresponding period of fiscal 2008.

Lower association and transaction fee commissions for the quarter and lower association fee commissions, combined with relatively flat transaction fee commissions, for the six-month period resulted in the decrease of costs of marketplace revenue as a percent of total revenue for the comparative periods presented. This decrease in commissions resulted from the gradual conversion of the historic commission structures stemming primarily from the acquisition of BXI Exchange, Inc, in July of 2005 as well as from other legacy arrangements.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended January 31,		Percent	Six months ended January 31,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Corporate salaries, wages and employee benefits	$455	$413	10.2%	$965	$785	22.9%

Corporate salaries, wages and employee benefits as percentage of total revenue	10.4%	9.9%		11.7%	9.8%

Corporate salaries, wages and employee benefits expenses increased by $42,000 and $180,000, or 10.2% and 22.9%, respectively for the quarter and six-month period ended January 31, 2009, as compared to the quarter and six-month period ended January 31, 2008. These expenses also increased as a percentage of the total revenue in the periods presented. The increase in compensation related costs corresponds to the increases in headcount.

We created a new business development department to expand our relationships with companies that have a national presence. We also added new sales personnel in order to expand our operations into a new media services sector in connection with our August 2008 acquisition of a media services company.  We also invested in staffing of our technology department in order to make improvements in our technology platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):
	Quarter ended January 31,		Percent	Six months ended January 31,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Selling, general and administrative expenses	$706	$373	89.5%	$1,367	$946	44.5%

Selling, general and administrative expenses as percentage of total revenue	16.2%	8.9%		16.5%	11.8%

Selling, general and administrative expenses increased by $334,000 and by $421,000, or 89.5% and 44.5%, respectively, for the quarter and six-month period ended January 31, 2009, as compared to the quarter and six-month period ended January 31, 2008. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase in selling, general and administrative expenses for the quarter ended January 31, 2009, as compared to the corresponding quarter of 2008, is due primarily to the $237,000 increase in bad debt expense, related to the increase in revenue for the quarters presented and to the increase in accounts receivable balance from the first quarter of 2009, ended October 31, 2008. The overall increase in selling, general and administrative expenses is also partially attributed to the $42,000 increase in the utilization of ITEX dollars for operating expenses, $37,000 increase in investor relations expenses due to a consulting arrangement with an investor relations firm, which began in March of 2008, and $23,000 increase in office rents, related to our August 2008 acquisition of a media services company, resulting in the assumption of an office lease in Chicago. The increases were partially offset by the reduction in legal fees. In quarter ended January 31, 2008 additional legal expenses resulted from addressing the unsolicited tender offer to acquire our outstanding common shares.

 The increase in selling, general and administrative expenses for the six-month period ended January 31, 2009, as compared to the corresponding period of 2008, is due primarily to the $159,000 increase in investor relations and financial advisory expenses. In the last quarter of fiscal 2008 and the first quarter of fiscal 2008, we retained an investment bank in order to expose our company to new investors and to consider strategic alternatives.  We presented to numerous research analysts, portfolio managers and equity firms around the country to discuss the ITEX business model, our financial performance and expansion goals. The overall increase in selling, general and administrative expenses in the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008, is also partially attributed to the $121,000 increase in bad debt expense on higher revenues, the $78,000 increase in the utilization of ITEX dollars for operating expenses, $48,000 increase in rent from resulting in the assumption of an office lease in August 2008 acquisition and $38,000 increase in accounting fees. The increases were partially offset by the reduction in legal fees.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands):

	Quarter ended January 31,		Percent	Six months ended January 31,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Depreciation and amortization	$189	$151	25.2%	$374	$289	29.4%

Depreciation and amortization as percentage of total revenue	4.3%	3.6%		4.6%	3.6%

Depreciation and amortization increased by $38,000 and $85,000, or 25.2% and 29.4%, respectively for the quarter and the six-month period ended January 31, 2009, as compared to the quarter and the six-month period ended January 31, 2008. Depreciation and amortization also increased as a percentage of total revenues in the periods presented. The increases are primarily related to the addition of intangible assets in business acquisitions in fiscal 2008 and 2009, such as the February 2008 acquisition of certain assets of the ATX Barter Company and the August 2008 acquisition of certain assets of a media services company from Intagio.

Interest Income, Net

Interest income is presented net of the related interest expense in our consolidated statements of operations. The gross interest income and expense are as follows (in thousands):

	Quarter ended January 31,		Percent increase	Six months ended January 31,		Percent increase
	2009	2008	(decrease)	2009	2008	(decrease)
	(unaudited)			(unaudited)

Interest income	$15	$25	-40.0%	$36	$47	-23.4%
Interest expense	(8)	(19)	-57.9%	(31)	(42)	-26.2%
Interest income, net	$7	$6	16.7%	$5	$5	0.0%

Intestest income, net, as percentage of total revenue	0.2%	0.1%		0.1%	0.1%

The gross interest income is derived primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our brokers. During our fiscal 2008, we also sold to certain brokers three regional offices obtained from Intagio in the August 2007 acquisition. No new notes receivable originated in the six-month period ended January 31, 2009. Those notes receivable are repaid in installments. The installment payments for various notes receivable end between 2010 and 2016. Interest declines as the notes receivable are being repaid by the borrowers.

The gross interest expense results primarily from our two notes payable to Intagio. Those notes originate from the August 2007 and August 2008 business acquisitions. The note originated from August 2008 acquisition was repaid in full in November 2008.  The note originated from August 2007 acquisition matures in July 2008.

Income Taxes

We recognized a $108,000 and $83,000 provision for income taxes, in the quarter and six-month period ended January 31, 2009, respectively, as compared to the $175,000 and $290,000 provision for income taxes in the quarter and six-month period ended January 31, 2008. Provision for income taxes decreased by $67,000 and $207,000, respectively, for the quarter and the six-month period ended January 31, 2009, as compared to the corresponding periods of fiscal 2008, due to the corresponding decreases in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of January 31, 2009 and July 31, 2008, we had $1.2 million and $1.1 million, respectively, in cash and cash equivalents. Our working capital as of January 31, 2009 and as of July 31, 2008 was $1.3 million and $911,000, respectively. Additionally, we have a revolving credit agreement to establish a $1.5 million line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2009. We have no outstanding balance on our line of credit as of January 31, 2009.

Our liquidity is affected by our business acquisitions. During our fiscal 2008, we spent a total cash consideration of $2.4 million on two acquisitions of certain assets of commercial trade exchange networks as follows:

-  the August 2007 acquisition from Intagio

-  the February 2008 acquisition from ATX The barter Company, Inc.

In addition to the upfront cash consideration, the August 2007 acquisition also included a $1.1 million note payable in 24 monthly installments and a $150,000 contingent consideration paid out in the first quarter of 2009.  We made principal payments on this note payable in the amount of $546,000 and $290,000 during fiscal 2008 and during the six-month period ended January 31, 2009, respectively. The balance on this note payable as of January 31, 2009 remained at $301,000.

In August 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68,000 and a note payable of $638,000.  This note was paid in full during the six-month period ended January 2009.

The following table presents a summary of our cash flows for the six-month periods ended January 31, 2009 and 2008 (in thousands):

	Six months ended January 31,
	2009	2008
	(unaudited)
Cash provided by operating activities	$1,187	$1,805
Cash used in investing activities	(113)	(2,037)
Cash used in financing activities	(928)	(430)
Increase (decrease) in cash	$146	$(662)

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements including repayment of debt incurred in the Intagio acquisition.

Our working capital as of January 31, 2009, included advertising credits obtained in our business acquisition in August 2008 in the amount of $525,000, which represent prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

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

Operating Activities

For the six-month period ended January 31, 2009, net cash provided by operating activities was $1.2 million compared to $1.8 million in the six-month period ended January 31, 2008, a decrease of $618,000, or 34.2%.  The decrease in net cash provided by the operating activities is the result of the decline in net income and the corresponding increase in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Six month ended January 31,
	2009	2008
	(unaudited)
Net income	$179	$469
Add: non-cash expenses	514	630
Add: changes in operating assets and liabilities	494	706
Net cash provided by operating activities	$1,187	$1,805

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense and the changes in the deferred portion of the provision for income taxes.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet apart from cash and cash equivalents. Net cash provided by operating activities also reflects changes in some non-current components of the balance sheet, such as long-term deferred rent and non-current prepaid expenses and deposits.

As discussed earlier in the overview section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday, while we report our financial results as of the last day of each calendar month. The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions. The decrease in changes in operating assets and liabilities for the six-month period ended January 31, 2009, as compared to the corresponding period of fiscal 2008, reflects primarily the timing of the cash collections from members that affects the cash provided by changes in the accounts receivable balances.

The total cash we received exclusively from our marketplace members, excluding sales to brokers and media sales, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Six months ended January 31,
	2009		2008
	Amount	Percent of total	Amount	Percent of total
	(unaudited)
Credit cards	$5,139	61.4%	$4,970	60.1%
Electronic funds transfer	2,123	25.4%	2,146	26.0%
Cash and checks	1,103	13.2%	1,148	13.9%
Cash received from marketplace members	$8,365	100.0%	$8,264	100.0%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and the collections on notes receivable from corporate office sales.

For the six-month period ended January 31, 2009, net cash used in investing activities was $113,000 compared with $2.0  million used in investing activities in the six-month period ended January 31, 2008, a decrease in cash used in investing activities of $1.9 million, or 94.5%.  In the six-month period ended January 31, 2008, the net cash used in investing activities was primarily related to $2.0 million cash consideration paid for the August 2007 acquisition from Intagio. In the six-month period ended January 31, 2009, the net cash used in investing activities was primarily related to $68,000 cash consideration paid for the August 2008 acquisition from Intagio as well as $150,000 final settlement of contingent consideration from August 2007 acquisition. Those cash outlays were partially offset by installment payments received on loans granted in earlier periods.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.

For the six-month period ended  January 31, 2009, net cash used in financing activities was $928,000 compared with $430,000 used in financing activities in the six-month period ended January 31, 2008, an increase of cash used in financing activities of $498,000, or 115.8%. In the six-month period we made principal repayments on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio. In the six-month period ended January 31, 2008, in addition to debt payments, we spent $162,000 on stock repurchases.

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

Our contractual commitments at January 31, 2009 are presented below (in thousands):

	Operating leases		Purchase commitments		Total
Year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars

2009 (1)	136	4	31	38	167	42
2010	226	-	43	30	269	30
2011	112	-	15	-	127	-
2012	29	-	-	-	29	-
Total	$503	$4	$89	$68	$592	$72

(1)	The expected payments for 2009 reflect future minimum payments for the six-month period from February 1, 2009 to July 31, 2009.

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

During 2008 and the first six months of 2009, we have increased revenues through organic growth and through acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through new subscription-based services or acquisitions, but we cannot assure you that we will be successful in our efforts or that financing for these endeavors will be available.  We have sustained profitable operations for nearly five years.  However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We transact business in Canadian dollars as well as US dollars.  In the six-month period ended January 31, 2009, approximately 7% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On January 19, 2009, 30,000 shares of restricted common stock were issued to each of the three directors as compensation for their service to the Company for the service period that corresponds with the annual term on the Board for the calendar year 2009, until the next annual meeting.  The aggregate total of 90,000 shares was valued at $0.42 per share, the closing share price on the day of grant.  The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our stockholders was held on January 19, 2009 in Bellevue, Washington.  Our common stock was the only class of securities entitled to vote at the Annual Meeting.  Only stockholders of record at the close of business on October 31, 2008 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting.  As of the Record Date, there were 17,816,248 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon.  There were 15,679,388 shares represented at the Annual Meeting in person or by proxy, representing 88.0 percent of the total number of shares outstanding.  Only one proposal was submitted for a vote by the stockholders as summarized below.

PROPOSAL # 1 - Election of directors.

The following directors were elected to serve on the ITEX Board of Directors for a one-year term.  No other director’s term of office continued after the meeting.

	Positions and Offices Held Within	Vote of the Stockholders
Directors	the Company	For	Against	Withheld	Broker Non-Vote

Steven White	CEO, Interim CFO, President, Director	15,373,561	20	305,807	1,000,602

Eric Best	Director	15,364,761	20	314,607	1,000,602

John Wade	Director, Secretary, Treasurer	15,365,861	20	313,507	1,000,602

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 6, 2009	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer