Form 10-Q
period 2009-04-30
ITEX CORP
filed 2009-06-09
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of April 30, 2009, we had 17,856,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For The Quarterly Period Ended April 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2009	July 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,194	$1,061
Accounts receivable, net of allowance of $294 and $361	1,245	1,331
Prepaid expenses	105	238
Loans and advances	68	67
Notes receivable - corporate office sales	241	204
Advertising credits	507	-
Deferred tax asset	707	819
Other current assets	13	13
Total current assets	4,080	3,733

Property and equipment, net of accumulated depreciation of $240 and $151	270	176
Intangible assets, net of amortization of $1,545 and $1,078	1,729	2,093
Notes receivable - corporate office sales, net of current portion	689	886
Deferred tax asset, net of current portion	5,990	6,061
Other long-term assets	90	32
Goodwill	3,318	3,168
Total assets	$16,166	$16,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86	$215
Commissions payable to brokers	-	666
Accrued commissions to brokers	1,320	713
Accrued expenses	482	445
Advance payments	120	117
Deferred revenue	126	75
Current portion of notes payable	-	591
Total current liabilities	2,134	2,822

Long-term liabilities:
Other long-term liabilities	276	8
Total liabilities	2,410	2,830

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,856 and 17,816 shares issued and outstanding, respectively	179	178
Additional paid-in capital	28,941	28,908
Accumulated deficit	(15,364)	(15,767)
Total stockholders' equity	13,756	13,319
Total liabilities and stockholders’ equity	$16,166	$16,149

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Quarter ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,981	$3,871	$12,245	$11,899

Costs and expenses:
Cost of marketplace revenue	2,530	2,504	7,831	7,758
Corporate salaries, wages and employee benefits	457	408	1,422	1,193
Selling, general and administrative	458	388	1,825	1,334
Depreciation and amortization	192	163	566	452
	3,637	3,463	11,644	10,737

Income from operations	344	408	601	1,162

Interest income, net	12	5	17	10

Income before income taxes	356	413	618	1,172

Provision for income taxes	132	183	215	473

Net income	$224	$230	$403	$699

Net income per common share:
Basic	$0.01	$0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04

Weighted average shares outstanding
Basic	17,791	17,655	17,755	17,629
Diluted	17,901	17,884	17,904	17,838

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2009
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2008	17,816	$178	$28,908	$(15,767)	$13,319

Common stock awards issued	90	1	(1)	-	-

Common stock repurchased and retired	(50)	-	(30)	-	(30)

Stock-based compensation expense for shares vesting in the nine months ended April 30, 2009	-	-	64	-	64

Net income	-	-	-	403	403

Balance at April 30, 2009	17,856	$179	$28,941	$(15,364)	$13,756

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine month ended April 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403	$699
Items to reconcile to net cash provided by operations:
Depreciation and amortization	566	452
Stock based compensation	140	120
Change in deferred income taxes	183	377
Loss on disposal of equipment	1	2
Changes in operating assets and liabilities:
Accounts receivable, net	157	217
Prepaid expenses	16	(107)
Advances to brokers, net of repayments	(12)	-
Notes receivable from customers, net of repayments	(12)	7
Other current assets	31	2
Accounts payable	(238)	46
Commissions payable to brokers	(666)	-
Accrued commissions to brokers	607	(79)
Accrued expenses	37	96
Deferred revenue	325	(33)
Long-term liabilities	(6)	(8)
Advance payments	3	(4)
Other	-	(17)
Net cash provided by operating activities	1,535	1,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(68)	(2,390)
Payment of contingent consideration for business acquisitions	(150)	(113)
Business sales	-	50
Purchase of property and equipment	(108)	(73)
Payments received from notes receivable - corporate office sales	160	147
Payments received from loans	23	47
Purchase of investment	-	(30)
Net cash used in investing activities	(143)	(2,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,229)	(406)
Repurchase of common stock	(30)	(162)
Net cash used in financing activities	(1,259)	(568)

Net increase (decrease) in cash	133	(1,160)
Cash and cash equivalents at beginning of period	1,061	1,753
Cash and cash equivalents at end of period	$1,194	$593

Supplemental cash flow information:
Cash paid for interest	35	58
Cash paid for taxes	61	111

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  The Company’s fiscal third quarter is from February 1, 2009 to April 30, 2009 (“third quarter”).  The Company’s first nine months is from August 1, 2008 to April, 30, 2009. The Company reports its results as of the last day of each calendar month (“accounting cycle”).

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

On February 12,  2009, the Company signed an agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The agreement provides for a one-time consideration of $350,000 paid to ITEX, as a platform subscription fee as well as periodic transaction processing, support and consulting fees. The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term of five years. The Company recognizes revenue from recurring transaction processing, support and consulting fees as it is earned.

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

Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. SFAS 142, Goodwill and other Intangible Assets, prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill has to be written down and charged to operating results in periods in which the recorded value of goodwill exceeds its fair value. No impairment of goodwill has been recognized in the nine-month period ended April 30, 2009.

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers.  The expense is recorded in the amount of the fair value of the advertising credits sold. The Company recognized $27,000 expense on sale of advertising credits in the nine-month period ended April 30, 2009. Additionally the Company used approximately $4,000 of advertising credits for its own advertising needs.

Contingencies

In the normal course of business the Company is periodically involved in litigation or claims. The Company follows the provisions of SFAS 5, Accounting for Contingencies, to record litigation or claim-related expenses. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company accrues for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates. The Company expenses its legal costs associated with these matters when incurred.

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

Pro forma results

The following unaudited pro forma combined historical results for the quarter and nine-month period ended April 30, 2008 are presented below as if the Intagio media services company had been acquired on August 1, 2007 (in thousands, except per share data):

	Quarter ended April 30, 2008	Nine months ended April 30, 2008

Revenues	$4,015	$12,254
Net income	$267	$750

Net income per share
Basic	$0.02	$0.04
Diluted	$0.01	$0.04

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

During quarters ending April 30, 2009 and 2008, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):
	Quarter ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Revenue:
Marketplace and other revenue	$61	$59	$219	$120

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	3	1
Selling, general and administrative	61	59	216	119
Depreciation and amortization	-	-	-	-
	61	59	219	120

Income from operations	-	-	-	-

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

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2008 and well as in the nine-month period ended April 30, 2009 (see Note 2). Changes in the carrying amount of the intangible assets in the nine-month period ended April 30, 2009 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intangible assets
Balance as of July 31, 2008	$1,918	$175	$-	$2,093

Additions from the Intagio acquisition in August 2008	80	4	20	104
Amortization	(365)	(102)	(1)	(468)
Balance as of April 30, 2009	$1,633	$77	$19	$1,729

Based on identified intangible assets recorded as of April 30, 2009 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total
2009 (1)	$122	$34	$1	$157
2010	488	27	2	517
2011	467	16	2	485
2012	239	-	2	241
2013	238	-	2	240
Thereafter	79	-	10	89
Total	$1,633	$77	$19	$1,729

(1)	The expected amortization for 2009 reflects amortization expense that the Company anticipates to be recognized in the three-month period from May 1, 2009 to July 31, 2009.

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

As discussed in Note 2, in August 2008, ITEX made an additional acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150,000 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earnout.  No further earnout obligations to Intagio remained as of April 30, 2009. Changes in the carrying amount of goodwill in the nine-month period ended April 30, 2009 are summarized as follows (in thousands):

Balance as of July 31, 2008	$3,168
Intagio earnout payment	150
Balance as of April 30, 2009	$3,318

NOTE 6 – COMMITMENTS

The Company leases office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Cleveland, Ohio. Those leases expire between April 2010 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars until June 1, 2009.

Future minimum payments at April 30, 2009 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars	ITEX dollars
2009 (1)	70	1
2010	243	-
2011	126	-
2012	29	-
Total	$468	$1

(1)	The expected payments for 2009 reflect future minimum payments for the three-month period from May 1, 2009 to July 31, 2009.

Rent expense, including utilities and common area charges, was 82,000 and $61,000, respectively for the quarters ended April 30, 2009 and 2008.  Rent expense was $245,000 and $175,000 for the nine-month periods ended April 30, 2009 and 2008.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations as well as investor relations consulting. Some of the purchase commitments are payable in ITEX dollars.

Future minimum payments at April 30, 2009 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars	ITEX dollars
2009 (1)	11	23
2010	43	30
2011	15	-
Total	$69	$53

(1)	The expected payments for 2009 reflect future minimum payments for the three-month period from May 1, 2009 to July 31, 2009.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $1.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2009. The line of credit facility was originally established on December 2, 2004 and last renewed in November 2008, with the amendment to increase the maximum loan amount under its revolving credit facility from $1.0 million to $1.5 million, to lower the interest rate and to remove certain borrowing base limitations.  There were no borrowings made under this line of credit in the nine-month period ended April 30, 2009 and there was no outstanding balance as of April 30, 2009.  The Company may utilize this credit facility for short-term needs in the future.

On August 1, 2007, the Company entered into a $1.1 million note payable to Intagio in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments. In the quarter ended April 30, 2009, the note was paid in full four months ahead of its original expiration date by mutual agreement of the parties. Total principal repayments for the quarter and nine-month period ended April 30, 2009 amounted to $301,000 and $591,000, respectively.

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

The Company will vigorously defend against the lawsuit discussed above.  While it is not feasible to predict the exact outcome of the proceeding, in the Company’s opinion, the foregoing proceeding should not ultimately result in any liability that would have a material adverse effect on the Company’s results of operations, cash flows or financial position.  The Company has not established any reserves for any potential liability relating to the foregoing litigation matter.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on the Company’s consolidated financial statements in future periods.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Quarter ended April 30				Nine months ended April 30,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$121	34.0%	$140	33.9%	$210	34.0%	$398	34.0%
State income taxes	10	2.8%	48	11.6%	32	5.2%	83	7.1%
Research and development credit	(1)	-0.3%	-	-	(2)	-0.3%	-	-
Non-deductible expenses	2	0.6%	-	-	9	1.4%	3	0.2%

Change in effective state rate	-	-	-	-	(34)	-5.5%	-	-
Other	-	-	(5)	-1.2%	-	-	(11)	-0.9%

Provision for income taxes	$132	37.1%	$183	44.3%	$215	34.8%	$473	40.4%

The change in effective state rate of $34,000 relates primarily to increase in recognition of deferred tax assets at higher state tax rates. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. Both factors lead to the increase in effective tax rate and the resulting increase in the expected future realizable tax benefits at the time when the deferred tax assets are expected to reverse. Other items also include permanent differences and research and development credits.

As required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies SFAS 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. A reconciliation of the Company’s unrecognized tax benefits as of April 30, 2009 is as follows (in thousands):

Balance at July 31, 2008	$193
Additions based on tax positions related to the current year	26
Balance at April 30, 2009	$219

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

195,000 and 285,000 shares remained available for future grants under the 2004 Plan at April 30, 2009 and July 31, 2008, respectively.

In December 2008, 90,000 shares of restricted common stock, valued at the grant date stock price of $.425, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vest over calendar year ending December 31, 2009 in twelve equal monthly installments.

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

In addition to stock issued under the 2004 Plan to employees and directors, in March 2008, the Company granted 100,000 fully vested warrants to a vendor in exchange for investment advisory and financial communication assistance, valued at $66,000, based on the Black Scholes valuation model and amortized over the contractual service period of thirteen months.

The stock-based compensation expense, including the warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Quarter ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$14	$16	$51	$50
Selling, general and administrative	19	29	89	70
Total stock-based compensation expense	33	45	140	120

At April 30, 2009, 85,000 shares of common stock granted under the 2004 Plan remained unvested. At April 30, 2009, the Company had $37,000 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 5 months.

NOTE 11 – SUBSEQUENT EVENTS

On May 8,  2009, the Company signed an agreement granting to  ITEX Latin America, Inc. (ILA), a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services,  for a term of five years. The agreement provides for a one-time platform subscription fee and recurring transaction processing fees based on gross merchandise volume, or GMV, which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees. In addition to this cash consideration, ITEX received certain equity interest in the customer, making up approximately 5% interest in ILA.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2009” for August 1, 2008 to July 31, 2009, “2008” for August 1, 2007 to July 31, 2008).  Our fiscal third quarter is from February 1, 2009 to April 30, 2009 (“Third quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

For the quarter ended April 30, 2009, as compared to the quarter ended April 30, 2008, our revenue increased by $110,000, or 2.8%, from $3.9 million to $4.0 million and our income from operations declined by $64,000, or 15.7%, from $408,000 to $344,000.

For the nine-month period ended April 30, 2009, as compared to the nine-month period ended April 30, 2008, our revenue increased by $346,000, or 2.9%, from $11.9 million to $12.2 million and our income from operations declined by $561,000, or 48.3%, from $1,162,000 to $601,000.

We are seeking to continue to increase our revenue by:

•	minimizing the barriers to join the marketplace;
•	marketing the benefits of participation in the marketplace;
•	adding new franchisees;
•	managing corporate-owned offices;
•	enhancing our internet applications and web services;
•	seeking national partnerships and endorsements.

In August 2008, we acquired certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX marketplace.  With the new media services, we seek to expand our capabilities in this market sector by providing an “in-kind” payment option for hospitality firms in funding their media campaigns.

We seek to derive additional revenue from granting third-party subscription rights to our proprietary online broker and client relationship management platform.  In February 2009, we entered into our first such subscription-based agreement, followed by a second subscription-based agreement in May 2009.  We expect this revenue component to gradually develop over subsequent quarters, as our fees, other than a flat base subscription fee, are based on the total value of transactional activity hosted by the platform.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):
	Quarter ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$3,981	$3,871	$12,245	$11,899
Costs and expenses	3,637	3,463	11,644	10,737
Income from operations	344	408	601	1,162

Interest income, net	12	5	17	10
Income before income taxes	356	413	618	1,172

Provision for income taxes	132	183	215	473

Net income	$224	$230	$403	$699

Net income per common share:
Basic	$0.01	$0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04

Average common and equivalent shares:
Basic	17,791	17,655	17,755	17,629
Diluted	17,901	17,884	17,904	17,838

Revenue for the quarter ended April 30, 2009, as compared to the corresponding quarter of fiscal 2008, increased by $110,000, or 2.8%. Revenue for the nine-month period ended April 30, 2009, as compared to the corresponding period of fiscal 2008, increased by $346,000, or 2.9%. The increase in revenues came mostly from the increase in transaction revenue. The increase in revenue for the quarter and the nine-month period, as compared to the corresponding periods of prior year, is due to higher number of transactions, as well as our streamlined fee structure, as we gradually transitioned our members to a 6% fee per transaction, which is available to users on automated payment arrangements. This change in fees resulted in the increase of transaction fee revenue as a percentage of our gross merchandise volume, or GMV, which is the total ITEX dollar value of transactional activity between marketplace members.

Income from operations for the quarter ended April 30, 2009, as compared to the corresponding quarter of fiscal 2008, decreased by $64,000, or 15.7%. Income from operations for the nine-month period ended April 30, 2009, as compared to the corresponding period of fiscal 2008, decreased by $561,000, or 48.3%. This decrease for both the quarter and the nine-month period is the result of the increase in operating expenses. Operating expenses increased by $174,000, or 5.0% for the quarter ended April 30, 2009, as compared to the corresponding quarter of fiscal 2008. Operating expenses increased by $907,000, or 8.4% for the nine-month period ended April 30, 2009, as compared to the corresponding period of fiscal 2008.

The increase in operating expenses in the quarter ended April 30, 2009, as compared to the corresponding quarter of fiscal 2008, resulted from $70,000 increase in selling, general and administrative expenses, $49,000 increase in corporate salaries, wages and employee benefits, $29,000 increase in depreciation and amortization and $26,000 increase in costs of marketplace revenue. The increase in our operating expenses for the quarter ended April 30, 2009 is attributed to higher bad debt expense on increased revenue and higher compensation costs on increased headcount, primarily due to the development of our prototype field offices and corporate functions.

The increase in operating expenses in the nine-month quarter ended April 30, 2009, as compared to the corresponding period of fiscal 2008, resulted from $491,000 increase in selling, general and administrative expenses, $229,000 increase in corporate salaries, wages and employee benefits, $114,000 increase in  depreciation and amortization and $73,000 increase in costs of marketplace revenue. The increase in operating expenses is related to higher bad debt expense on increased revenue, additional costs of investor relations initiatives, and higher compensation costs on increased headcount.

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

During fiscal 2009, we added new sales positions in order to attract and develop partnerships with enterprise-level accounts and to expand our operations into a new media services sector in connection with our August 2008 acquisition of media services company from Intagio. We also invested resources in the development of our technology infrastructure.

Net income for the quarter ended April 30, 2009, as compared to the corresponding quarter of fiscal 2008, decreased by $6,000 or 2.6%. Net income for the nine-month period ended April 30, 2009, as compared to the corresponding period of fiscal 2009, decreased by $296,000, or 42.3%. The decrease in net income for both the quarter and the nine-month period resulted from the decrease in the income from operations.

Earnings per share for the quarter ended April 30, 2009 remained on the same level as for the corresponding quarter of fiscal 2008 at $0.01 per share. Earnings per share declined from $0.04 per share for the nine-month period ended April 30, 2008 to $0.02 per share for the nine-month period ended April 30, 2009.

Growth by acquisition

On August 1, 2008, we acquired from Intagio certain assets of a media services company and launched ITEX Media Services.  Prior to the acquisition, the advertising and media sector represented the largest component of transaction volume in the ITEX marketplace.  ITEX Media Services introduced a variety of new opportunities to the ITEX marketplace and provides an ‘in kind’ payment option for hospitality firms in funding their media campaigns.

On February 1, 2008, we acquired from ATX The Barter Company, Inc. (“ATX Barter”) certain assets of a commercial trade exchange network including a membership list, and incorporated the acquired member base into a corporate prototype office in Cleveland, Ohio.

On August 1, 2007, we acquired from Intagio certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses.  These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by our existing network. After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions, and retained three Intagio regions to operate as corporate-owned offices (“corporate prototype offices”).

In our corporate prototype offices, we test our new initiatives and emerging strategies in order to increase marketplace revenue and better serve members.  If successful with our initiatives, we intend to use the strategies as a model for our brokers.

Growing organically

In the nine-month period ended April 30, 2009, we invested in our personnel, sales and technology infrastructure to build a foundation for future revenue growth.  We are building in areas we believe will generate reasonable returns without significant risk. Below are some of the areas we expanded in recent periods:

•	Increased the headcount of our broker support team, including senior management, to assist our franchisees in local registrations of businesses in our marketplace.

•	Created a new business development department tasked with creating relationships with companies that have a national presence to assist our growth on the local level.

•
Expanded our investment in information technology personnel and network infrastructure. It is our goal to unlock the value of our technological platform by offering its use to other companies, where a digital currency can enhance their business model. We entered into our first agreement granting an enterprise customer subscription rights to use our proprietary online broker and client relationship management platform, including related processing and hosting services. We anticipate to continue our investment in technology infrastructure during the last quarter of fiscal 2009 in support of our new subscription-based service offering.

•
Signed a partnership agreement with Sysco iCare Marketing, Inc., an enterprise-level supplier of products and services to the food service and hospitality industries, resulting in the endorsement of our services,  our broker network and our marketplace for its customer base, in order to establish a wider value proposition to its customers and other incentives.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the quarters and nine-month periods ended April 30, 2009 and 2008 with amounts expressed as a percentage of total revenues (amounts in thousands):

	Quarter ended April 30,				Nine months ended April 30,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:

Marketplace revenue and other revenue	$3,981	100.0%	$3,871	100.0%	$12,245	100.0%	$11,899	100.0%

Costs and expenses:
Cost of marketplace revenue	2,530	63.6%	2,504	64.7%	7,831	64.0%	7,758	65.2%
Salaries, wages and employee benefits	457	11.5%	408	10.5%	1,422	11.6%	1,193	10.0%
Selling, general and administrative	458	11.5%	388	10.0%	1,825	14.9%	1,334	11.2%
Depreciation and amortization	192	4.8%	163	4.2%	566	4.6%	452	3.8%
	3,637	91.4%	3,463	89.4%	11,644	95.1%	10,737	90.2%

Income from operations	344	8.6%	408	10.6%	601	4.9%	1,162	9.8%
Interest income, net	12	0.3%	5	0.1%	17	0.1%	10	0.1%

Income before income taxes	356	8.9%	413	10.7%	618	5.0%	1,172	9.9%

Provision for income taxes	132	3.3%	183	4.7%	215	1.8%	473	4.0%

Net income	$224	5.6%	$230	6.0%	$403	3.2%	$699	5.9%

Revenue

Marketplace revenue and other revenue consist of transaction fees, association fees, other fees net and ITEX dollar revenue.  The following are the components of revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended April 30,			Nine months ended April 30,
	2009	2008	Percent	2009	2008	Percent
	(unaudited)			(unaudited)

Transaction fees	$2,658	$2,598	2.3%	$8,274	$8,013	3.3%
Association fees	1,134	1,130	0.4%	3,441	3,441	0.0%
Other revenue	189	143	32.2%	530	445	19.1%
	$3,981	$3,871	2.8%	$12,245	$11,899	2.9%

Total revenue increased by $110,000, or 2.8%, for the quarter ended April 30, 2009, as compared to the corresponding quarter of 2008. Total revenue increased by $346,000, or 2.9% for the nine-month period ended April 30, 2009, as compared to the nine-month period ended April 30, 2008.

The increase in absolute amount for the quarter and the nine-month period is primarily due to the increase in transaction fee revenue. Transaction fee revenue increased by $60,000, or 2.3%, and $261,000, or 3.3%, for the quarter and nine-month period ended April 30, 2009, respectively, as compared to the corresponding periods of 2008.  The number of customers increased from the third quarter of 2008 to the third quarter of 2009, which resulted in the corresponding increase in the number of transactions for both the quarter and the nine-month period ended April 30, 2009, as compared to the corresponding periods of 2008. The increase in transaction fee revenue in both the quarter and the nine-month period ended April 30, 2009 is also related to streamlining our fee structure by transitioning members from a 5% to a 6% fee per transaction, available to users on automated payment arrangements. This change in fees resulted in the increase of transaction fee revenue as a percentage of our gross merchandise volume, or GMV.

Association fee revenue increased by $4,000, or 0.4% for the quarter ended April 30, 2009, as compared to the corresponding quarter of 2008. The increase in the association fee revenue is due to the increased number of new accounts opened in the quarter ended April 30, 2009, as compared to the corresponding period of 2008. Association fee revenue remained relatively flat for the nine-month period ended April 30, 2009, as during fiscal 2008 we experienced a decline in customer accounts obtained in earlier acquisitions. The declining trend in the number of customers during 2008 was reversed during the first nine months of 2009.

The increase in other revenue for the quarter and the nine-month period ended April 30, 2009 as compared to the corresponding periods of 2008 relates primarily to new revenue sources opened in fiscal 2009.

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  ITEX Media Services was launched with our August 2008 acquisition. In the quarter and the nine-month period of fiscal 2009, the revenue from our media services was $19,000 and $32,000 respectively.

On February 12,  2009, we granted a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The revenue generated from platform subscription, support and consulting fee resulting from this arrangement amounted to $37,000 in the quarter and nine-month period ended April 30, 2009.

 During the first nine months of 2009, we were able to increase our revenue, as compared to the first nine months of 2008, as a result of organic growth and acquisitions. We cannot assure you that our revenues will continue to increase in future quarters.  Future revenue streams will depend on our ability to maintain and expand our membership base and our broker network, provide services at prices that provide significant value for our members, our ability to offer additional services to our customers, and on the overall demand for cashless transactions.

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

We spend ITEX dollars in the marketplace for our corporate needs. As discussed in notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $61,000 and $59,000 as ITEX dollar revenue for the quarters ended April 30, 2009 and 2008, respectively. We recorded $219,000 and $120,000 as ITEX dollar revenue for the nine-month periods ended April 30, 2009 and 2008, respectively.

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

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries, employee benefits and operating expenses of our corporate prototype offices, payment of processing fees and other expenses directly correlated to marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended April 30,		Percent	Nine months ended April 30,		Percent
	2009	2008	increase (decrease)	2009	2008	increase (decrease)
	(unaudited)			(unaudited)

Transaction fee commissions	$1,839	$1,867	-1.5%	$5,789	$5,817	-0.5%
Association fee commissions	395	431	-8.4%	1,192	1,342	-11.2%
Prototype office costs	213	141	51.1%	595	414	43.7%
Other costs of revenue	83	65	27.7%	255	185	37.8%
	$2,530	$2,504	1.0%	$7,831	$7,758	0.9%
Costs of marketplace revenue as percentage of total revenue	63.6%	64.7%		64.0%	65.2%

Costs of marketplace revenue for the quarter ended April 30, 2009, as compared to the quarter ended April 30, 2008, increased by $26,000, or 1.0%.  Costs of marketplace revenue for the nine-month period ended April 30, 2009, as compared to nine-month period ended April 30, 2008, increased by $73,000, or 0.9%. The overall increase in costs of revenue corresponds to the increase in total revenue for the same periods.

The overall increase in costs of marketplace revenue for both the quarter and the nine-month period is due primarily to the increase in prototype office costs, consisting of compensation and operating expenses. Our prototype office costs increased by $72,000 and $181,000, or 51.1% and 43.7%, respectively, for the quarter and nine-month period ended April 30, 2009, as compared to the corresponding periods of fiscal 2008. We have increased the headcount in our branch offices in order to provide an increased level of support to our member base, and further enhance member recruitment and retention.

The increase in prototype office costs was partially offset by the reduction in transaction and association fee commissions in the quarter and the nine-month period ended April 30, 2009, as compared to the corresponding periods of fiscal 2008.

Association fee commissions decreased by $36,000 and $150,000, or 8.4% and 11.2%, respectively, for the quarter and nine-month period ended April 30, as compared to the corresponding periods of fiscal 2008. Transaction fee commissions decreased by $28,000 and $28,000, or 1.5% and 0.5%, respectively, for the quarter and nine-month period ended April 30, as compared to the corresponding periods of fiscal 2008.

Lower association and transaction fee commissions for the quarter and the nine-month period resulted in the decrease of costs of marketplace revenue as a percent of total revenue for the comparative periods presented. This decrease in commissions resulted from the gradual conversion to more standardized commission rates from various historic commission structures stemming from legacy arrangements.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended April 30,		Percent	Nine months ended April 30,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Corporate salaries, wages and employee benefits	$457	$408	12.0%	$1,422	$1,193	19.2%

Corporate salaries, wages and employee benefits as percentage of total revenue	11.5%	10.5%		11.6%	10.0%

Corporate salaries, wages and employee benefits expenses increased by $49,000 and $229,000, or 12.0% and 19.2%, respectively for the quarter and nine-month period ended April 30, 2009, as compared to the quarter and nine-month period ended April 30, 2008. These expenses also increased as a percentage of the total revenue in the periods presented. The increase in compensation related costs corresponds to the increases in headcount.

We added new sales personnel in order to expand our operations into a new media services sector in connection with our August 2008 acquisition of a media services company.  We invested in staffing of our technology department in order to make improvements in our technology platform. We also invested in the development of our human resources department.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended April 30,		Percent	Nine months ended April 30,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Selling, general and administrative expenses	$458	$388	18.0%	$1,825	$1,334	36.8%

Selling, general and administrative expenses as percentage of total revenue	11.5%	10.0%		14.9%	11.2%

Selling, general and administrative expenses increased by $70,000 and by $491,000, or 18.0% and 36.8%, respectively, for the quarter and nine-month period ended April 30, 2009, as compared to the quarter and nine-month period ended April 30, 2008. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase in selling, general and administrative expenses for the quarter ended April 30, 2009, as compared to the corresponding quarter of 2008, is due primarily to the $114,000 increase in bad debt expense, due to the increase in revenue for the quarters presented and as well as slower customer collections. The increase in selling, general and administrative expenses for the quarter ended April 30, 2009, as compared to the corresponding quarter of 2008, was partially offset by small reductions in various office expenses.

The increase in selling, general and administrative expenses for the nine-month period ended April 30, 2009, as compared to the corresponding period of 2008, is due primarily to the $234,000 increase in bad debt expense on higher revenues.

The overall increase in selling, general and administrative expenses for the nine-month period ended April 30, 2009 is also partially attributable to the $162,000 increase in investor relations and financial advisory expenses. In the last quarter of fiscal 2008 and the first quarter of fiscal 2008, we retained an investment bank in order to expose our company to new investors and to consider strategic alternatives.  We presented to numerous research analysts, portfolio managers and equity firms around the country to discuss the ITEX business model, our financial performance and expansion goals. From the third quarter of 2008 to the third quarter of 2009, we also retained an advisory and financial communications firm to manage our investor relations initiatives and create more visibility for us in the investment community

The overall increase in selling, general and administrative expenses in the nine-month period ended April 30, 2009, as compared to the corresponding period of fiscal 2008, is also partially attributed to the $70,000 increase in rent from resulting in the assumption of an office lease in the August 2008 acquisition, $44,000 increase in consulting, primarily in information technology services, and $30,000 increase in accounting fees.

The increases were partially offset by the $67,000 reduction in legal fees. In the quarter ended January 31, 2008 additional legal expenses resulted from addressing the unsolicited tender offer to acquire our outstanding common shares.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands):

	Quarter ended April 30,		Percent	Nine months ended April 30,		Percent
	2009	2008	increase	2009	2008	increase
	(unaudited)			(unaudited)

Depreciation and amortization	$192	$163	17.8%	$566	$452	25.2%

Depreciation and amortization as percentage of total revenue	4.8%	4.2%		4.6%	3.8%

Depreciation and amortization increased by $29,000 and $114,000, or 17.8% and 25.2%, respectively for the quarter and the nine-month period ended April 30, 2009, as compared to the quarter and the nine-month period ended April 30, 2008. Depreciation and amortization also increased as a percentage of total revenues in the periods presented. The increases are primarily related to the addition of intangible assets in business acquisitions in fiscal 2008 and 2009, such as the February 2008 acquisition of certain assets of ATX Barter and the August 2008 acquisition of certain assets of a media services company from Intagio.

In the third quarter of 2009, we made additional investments in our network operations infrastructure as we expanded our revenue sources by offering subscription rights to our proprietary online broker and client relationship management platform and related hosting arrangements.  This investment in our infrastructure resulted in an increase in the depreciation expense for the quarter ended April 30, 2009, as compared to the corresponding quarter of 2008.

Interest Income, Net

Interest income is presented net of the related interest expense in our consolidated statements of operations. The gross interest income and expense are as follows (in thousands):

	Quarter ended April 30,		Percent	Nine months ended April 30,		Percent
	2009	2008	increase (decrease)	2009	2008	increase (decrease)
	(unaudited)			(unaudited)

Interest income	$16	$21	-23.8%	$52	$68	-23.5%
Interest expense	(4)	(16)	-75.0%	(35)	(58)	-39.7%
Interest income, net	$12	$5	140.0%	$17	$10	70.0%

Intestest income, net, as percentage of total revenue	0.3%	0.1%		0.1%	0.1%

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

The gross interest expense results primarily from our two notes payable to Intagio. Those notes originate from the August 2007 and August 2008 business acquisitions. The note originated from August 2008 acquisition was repaid in full in November 2008.  The note originated from August 2007 acquisition paid in full in April 2009.

Income Taxes

We recognized a $132,000 and $183,000 provision for income taxes, in the quarter and nine-month period ended April 30, 2009, respectively, as compared to the $215,000 and $473,000 provision for income taxes in the quarter and nine-month period ended April 30, 2008. Provision for income taxes decreased by $51,000 and $258,000, respectively, for the quarter and the nine-month period ended April 30, 2009, as compared to the corresponding periods of fiscal 2008, due to the corresponding decreases in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of April 30, 2009 and July 31, 2008, we had $1.2 million and $1.1 million, respectively, in cash and cash equivalents. Our working capital as of April 30, 2009 and as of July 31, 2008 was $1.9 million and $911,000, respectively. Additionally, we have a revolving credit agreement to establish a $1.5 million line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2009. We have no outstanding balance on our line of credit as of April 30, 2009.

Our liquidity is affected by our business acquisitions. During our fiscal 2008, we spent a total cash consideration of $2.4 million on two acquisitions of certain assets of commercial trade exchange networks as follows:

-  the August 2007 acquisition from Intagio

-  the February 2008 acquisition of ATX Barter.

In addition to the upfront cash consideration, the August 2007 acquisition also included a $1.1 million note payable in 24 monthly installments and a $150,000 contingent consideration paid out in the first quarter of 2009.  We made principal payments on this note payable in the amount of $546,000 and $591,000 during fiscal 2008 and during the nine-month period ended April 30, 2009, respectively. The note was paid in full in April 2009.

In August 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68,000 and a note payable of $638,000.  This note was paid in full in November 2008.

The following table presents a summary of our cash flows for the nine-month periods ended April 30, 2009 and 2008 (in thousands):

	Nine months ended April 30,
	2009	2008
	(unaudited)
Cash provided by operating activities	$1,535	$1,770
Cash used in investing activities	(143)	(2,362)
Cash used in financing activities	(1,259)	(568)
Increase (decrease) in cash	$133	$(1,160)

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our working capital as of April 30, 2009, included advertising credits originally obtained in our business acquisition in August 2008 in the amount of $507,000, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

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

Operating Activities

For the nine-month period ended April 30, 2009, net cash provided by operating activities was $1.5 million compared to $1.8 million in the nine-month period ended April 30, 2008, a decrease of $235,000, or 13.3%.  The decrease in net cash provided by the operating activities is the result of the decline in net income and the corresponding increase in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Nine months ended April 30,
	2009	2008
	(unaudited)
Net income	$403	$699
Add: non-cash expenses	890	951
Add: changes in operating assets and liabilities	242	120
Net cash provided by operating activities	$1,535	$1,770

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense and the changes in the deferred portion of the provision for income taxes.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet apart from cash and cash equivalents. Net cash provided by operating activities also reflects changes in some non-current components of the balance sheet, such as long-term deferred rent and non-current prepaid expenses and deposits. As discussed in Note 1 to our consolidated financial statements, during the nine-month period ended April 30, 2009, we granted subscription rights to our proprietary online broker and client relationship management software for an upfront consideration of $350,000 as well as for other recurring fees. The consideration received is amortized into revenue over a contractual term of five years. The deferral of this cash consideration resulted in the increase in cash flows resulting from changes in the operating assets and liabilities.

As discussed earlier in the overview section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, for each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday, while we report our financial results as of the last day of each calendar month. The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions and therefore in periodic fluctuations in cash flows resulting from changes in operating assets and liabilities.

The total cash we received exclusively from our marketplace members, excluding sales to brokers, media sales, and revenue from our subscription-based arrangement for client management platform, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Nine months ended April 30,

	2009		2008
	Amount	Percent of total	Amount	Percent of total
	(unaudited)
Credit cards	$7,406	61.6%	$7,147	60.0%
Electronic funds transfer	3,032	25.2%	3,078	25.9%
Cash and checks	1,585	13.2%	1,682	14.1%
Cash received from marketplace members	$12,023	100.0%	$11,907	100.0%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and the collections on notes receivable from corporate office sales.

For the nine-month period ended April 30, 2009, net cash used in investing activities was $143,000 compared with $2.4  million used in investing activities in the nine-month period ended April 30, 2008, a decrease in cash used in investing activities of $2.2 million, or 93.9%. In the nine-month period ended April 30, 2008, the net cash used in investing activities was primarily related to $2.4 million cash consideration paid for the August 2007 acquisition from Intagio and February 2008 acquisition of ATX Barter. In the nine-month period ended April 30, 2009, the net cash used in investing activities was primarily related to $68,000 cash consideration paid for the August 2008 acquisition from Intagio,  $150,000 final settlement of contingent consideration from August 2007 acquisition and $108,000 of purchases of property and equipment.. Those cash outlays were partially offset by installment payments received on loans granted in earlier periods.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.

For the nine-month period ended  April 30, 2009, net cash used in financing activities was $1.3 million compared with $568,000 used in financing activities in the nine-month period ended April 30, 2008, an increase of cash used in financing activities of $691,000, or 121.7%. In the nine-month period ended April 30, 2009, we made principal repayments in the amount of $1,229,000  on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio and we made a stock repurchase of $30,000.  In the nine-month period ended April 30, 2008, in addition to debt payments of $406,000, we spent $162,000 on stock repurchases.

Commitments and Contingencies

 We lease office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Cleveland, Ohio. Those leases expire between April 2010 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars until June 1, 2009.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations as well as investor relations consulting.  Some of our purchase commitments are payable in ITEX dollars.

Our contractual commitments at April 30, 2009 are presented below (in thousands):

	Operating leases		Purchase commitments		Total
Year ending July 31,	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars	U.S. dollars	ITEX dollars

2009 (1)	70	1	11	23	81	24
2010	243	-	43	30	286	30
2011	126	-	15	-	141	-
2012	29	-	-	-	29	-
Total	$468	$1	$69	$53	$537	$54

(1)	The expected payments for 2009 reflect future minimum payments for the three-month period from May 1, 2009 to July 31, 2009.

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

During 2008 and the first nine months of 2009, we have increased revenues through organic growth and through acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through new subscription-based services or acquisitions, but we cannot assure you that we will be successful in our efforts or that financing for these endeavors will be available.  We have sustained profitable operations for nearly five years.  However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

Although we believe that our financial condition is stable and that our cash and cash equivalent balances and cash flows from operations provide adequate resources to fund our ongoing operating requirements, we have limited funds and may incur contractual obligations.  Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or to take full advantage of all available business opportunities.  We believe our core operations reflect a scalable business strategy which will allow our business model to be executed with limited outside financing.  However, we also may seek to acquire certain competitors.  We have a line of credit with our primary banking institution which will provide additional reserve capacity for general corporate and working capital purposes and, if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

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

We transact business in Canadian dollars as well as US dollars.  In the nine-month period ended April 30, 2009, approximately 7% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEX CORPORATION
(Registrant)

Date: June 9, 2009	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer