Form 10-K
period 2009-07-31
ITEX CORP
filed 2009-10-15
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10 - K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2009.
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
☑

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2009 was approximately $8,714,341 based upon 13,832,288 shares held by such persons and the closing bid price of $0.63 as reported by the OTC Bulletin Board for that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 1, 2009, we had 17,856,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2009

ii

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

ITEM 1.             BUSINESS

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”).  We service our member businesses through our independent licensed brokers, franchise network, corporate and corporate owned offices (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable member businesses (our “members”) to trade goods and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

Marketplace Transactions

The Marketplace provides a forum for our members to purchase from and sell their products and services to other members using “ITEX dollars” instead of USD.  An ITEX dollar is an accounting unit used to record the value of transactions as determined by the members in the Marketplace.  ITEX dollars are not intended to constitute legal tender, securities, or commodities and have no readily determinable correlation to USD.  ITEX dollars may only be used in the manner and for the purpose set forth in our Member Agreement and the rules of the Marketplace.  As described below, we issue, on a case by case basis, ITEX dollar credit lines to certain members.  Members with positive ITEX dollar account balances or those within their ITEX dollar credit line may use available ITEX dollars to purchase products or services from other members and may sell their products or services to other members.  Those members with negative ITEX dollar account balances are obligated to sell their products or services to other Marketplace members in order to offset their negative account balance.

We assist members in marketing their products and services through our Broker Network, newsletters, e-mail, on our website at www.itex.com and through other promotional means.  Transactions are generally conducted by members directly but can be facilitated by our Brokers.

Businesses use our Marketplace to attract new customers, increase sales and market share, and to utilize unproductive assets, surplus inventory, or excess capacity.  The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hospitality, media, medical care and other service related businesses.  For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility.  Selling these unused rooms for ITEX dollars is beneficial for both the traveler (buyer) and the hotel (seller).  The traveler receives a hotel room without spending USD and the hotel fills an empty room, with the ability to use the ITEX dollars earned to purchase other products or services in the Marketplace.

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

Broker Network

Brokers are independent contractors with respect to the Company.  Combined, our corporate staff, Brokers and their staff, and outside contractors total more than 400 individuals supporting the Marketplace.  Because we depend on a high rate of repeat business, the quality of Broker interactions with members is an important element of our business strategy.  We develop strong, cooperative relationships with our Broker Network by providing training, marketing materials and programs, internet and computer-related support, incentive programs, and investments in customer relationship management technology.

Our Brokers provide Marketplace members with information about products and services that are available locally, nationally and in Canada.  Our franchise agreement does not grant exclusive contractual rights to operate in a geographical area.  Brokers are responsible for enrolling new Marketplace members, training them in Marketplace policies and procedures, facilitating their transactions and assuring payment in USD of transaction fees, association fees and other fees to us.  Members of the Marketplace have a direct contractual relationship with us.  In turn, Brokers receive a commission in USD for a percentage of revenue collected from the members serviced by those Brokers.

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

Since 2003, we have offered the sale of ITEX franchises to qualified individuals and entities.  In addition, we have sought to renew all individual Broker contracts under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary.  Through our franchisees, we distribute our services by licensing our business ideas and concepts while retaining legal ownership of those concepts and ideas, including our name, logos, trademarks and member relationships.  Our franchise agreement grants a limited license and right to use and operate a recognizable ITEX outlet to the franchisee by utilizing our business system, technology and proprietary marks.  The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee.  Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (e.g., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Refer to “Government Regulation” for more information.

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

Our main sources of revenue are transaction and association fees.  We charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees.  The fees we charge members are in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2009 and 2008, members made approximately 87% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 5.0% to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 95% and 96% of our total revenue in 2009 and 2008, respectively.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP).  Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements for a description of our accounting policies.  As discussed in our critical accounting policies,  we recognize at fair value of the goods or services received when those goods or services have readily determinable fair values.  We recognize ITEX dollars as required by the Internal Revenue Service for income tax reporting purposes.  We account for ITEX dollar transactions and USD fee assessments in statements to members and Brokers.  The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives.  Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and Brokers.  We expend a small amount of ITEX dollars for certain ITEX operating expenses.

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in North America.  We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o
A system that enables members to execute and track transactions in the Marketplace.  We have internally developed an industry exclusive, comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.”  This web based software solution provides members, Brokers and our management team with enhanced information systems and marketing tools.  We continue to upgrade and enhance our technologically advanced multi-channel payment system that provides efficient internet access to ITEX members and our Broker Network.  These upgrades and enhancements in computer and communications technology provide Brokers and members with additional tools and more effective computer applications to more easily engage in “real-time” transactions.

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

o
Excellent customer service by the Broker Network and our corporate office.  We provide training and support for new and existing Brokers and refine our franchisee and Broker operating manuals and related support materials.  Additionally, we hold an annual convention and several regional meetings where we discuss and attempt to find solutions for current issues and proactively plan for future enhancements and benefits to our Trading Community.  Our national sales manager works with Brokers to implement various strategies and methods for obtaining new members and our business development manager seeks to execute partnerships with national organizations to attract more members to the Marketplace.

o
Develop a web based Software as a Service (Web Services) model.  This model is targeted at mid to large sized businesses to enable them in creating reward communities or expand their existing relationship within their customer base, using the ITEX proprietary exchange platform.

In 2009, we launched our new subscription-based service offerings initiative which resulted in two executed web services agreements – providing new revenue streams for the Company in addition to expanding trading opportunities for our members. Under the agreements, for a one-time platform subscription fee and a monthly transaction processing fee, ITEX hosts the web interface, client relationship management platform and is responsible for all transactional processing. We also provide a proprietary processing technology that enables members of any of our web services clients to seamlessly accept the digital currency of another web services client.

Members

The Marketplace has approximately 24,000 members in the United States and Canada.  The majority of members are businesses with fewer than 10 employees.  Members may choose to participate in the Marketplace for a number of reasons including to:

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

Sales, Marketing and Transactions

Sales

The primary function of new member enrollment is to grow the Marketplace member base and generate additional revenue.  We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base.  Our Brokers contact prospective members to market the benefits of joining the Marketplace.  In addition, Brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members.  We offer a Member Referral Program that provides incentive awards and discounted fees to existing members that refer new qualified members to the Marketplace.

Marketing

Our marketing strategy is to promote our Membership Trading Community brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business.  Our marketing efforts include a program of support and education for our members and Brokers in addition to continual upgrades and features of our website, www.itex.com.  New tools for Brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message.  To promote the Marketplace, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means.  In addition, we pursue strategic affiliations with companies with access to potential business members and utilize national and web-based advertising campaigns.

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

Systems and Technologies

The Marketplace is handled by TEAM, our internally developed, proprietary, online system that is based on Microsoft® technologies.  We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to Brokers and Marketplace members.  The system extends well beyond record keeping and transaction processing.  The major features of the system are as follows:

•
Account Information Manager (“AIM”) Online - provides our Brokers and corporate management with customer relationship management features including notes, transaction histories, calendaring and scheduling capabilities as well as Marketplace management features.

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

We take a number of measures to ensure the security of our hardware and software systems and member information.  We continue to enhance our systems for data management and protection, intrusion detection and prevention, our network architecture, and to expand our disaster recovery processing capacity.  Our technologies are co-hosted in Washington and Idaho and we perform full back-ups daily.  We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by continually updating hardware and enhancing our software with new, internally developed programs and functionalities.

Industry Overview

General

Our industry was developed when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.”  For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace.  There are several hundred single office Exchanges in the United States and Canada.

Competition

We have two primary competitors: Exchanges and internet distribution channels.  We believe that we are the Exchange leader in the United States and Canada based on reported USD revenues, participating member businesses, the number of payments processed, regions served, and completed transactions of a single, non-USD currency.  After ITEX, the next largest Exchange is International Monetary Systems, Ltd.

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

It is the legal responsibility of our Brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act.  Except for our three corporate-owned offices, our Brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network.  However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network.  For example, under various agency positions, we could potentially be found liable for the conduct of our independent contractors in a situation where that contractor has caused injury to a third party. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Many states broadly view the requirements of what constitutes a franchise and, consequently, many types of relationships that are ordinarily not considered franchises can be brought within the ambit of state and federal franchise regulation.  There is the possibility that one or more of our non-franchise business relationships could be deemed to constitute a franchise.  An adverse finding in one or more of these regulated areas could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

With respect to our online technologies, there are currently few laws or regulations directly applicable to access to or commerce on the internet other than those relating to data security.  However, it is possible that a number of laws and regulations may be adopted with respect to the internet, covering issues such as taxes, user privacy, information security, pricing and characteristics and quality of products and services.  We cannot predict the impact, if any, that future internet-related regulation or regulatory changes might have on our business.

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

Employees

As of July 31, 2009, we had 32 full-time, contract and temporary employees – 21 in our corporate headquarters and 11 in our corporate owned offices.  From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, accounting or administrative functions.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe relations with our employees are good.

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

During 2009, we increased revenues by 3% through continued organic growth, acquisitions and through the development of new revenue streams.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through acquisitions, but we cannot assure you that we will be successful in our acquisition efforts or that financing for these endeavors will be available.  We have sustained profitable operations for six years.  However, our prospects for the future must be considered in light of the uncertainty of revenues and markets.  We cannot assure you that we can continue to be operated profitably, which depend on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

Acquisitions could result in operating difficulties, dilution and other harmful consequences; Our evaluation of new strategic directions may not result in viable new alliances, mergers or acquisitions, may not enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We completed our acquisition of BXI in 2005, certain Intagio assets on August 1, 2007, ATX The Barter Company on March 1, 2008 and Intagio Media Services on August 1, 2008.  Despite these acquisitions, three of which were with the same company, we have a limited amount of experience acquiring companies.  We have evaluated, and expect to continue to evaluate, other potential strategic transactions.  Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction.  Our exploration of strategic alternatives may not result in any additional agreements or transactions, or ensure that, if completed; any agreements or transactions will be successful, on attractive terms or enhance shareholder value.  It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs.   Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly.  We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement.  The mere negotiation or the consummation of any of these transactions could be material to our financial condition and results of operations.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face risks include:

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

Potentially, any loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to ITEX and our operations.  Although we believe we are currently being administered capably, we remain substantially dependent on the continued services of our key personnel and in particular, the services of CEO and interim CFO Steven White.  Management places heavy reliance on Mr. White’s experience and management skills.  We have not entered into formal employment agreements with Mr. White or any of our employees, other than certain agreements to receive a payment in connection with a “change of control,” as defined in the agreement.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other key personnel.  If Mr. White or other key personnel were to leave ITEX unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.  We believe we have the necessary management expertise to implement our business strategy and that support personnel can be increased as needed.  However, we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing and support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

We transact business in Canadian dollars as well as US dollars.  Revenues denominated in Canadian dollars comprised 6.6% and 7.7% in the years ended July 31, 2009 and 2008, respectively.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules, we are required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-K for our year ending July 31, 2010.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404.  Our assessment of internal controls over financial reporting requires us to make subjective judgments and some of the judgments will be in areas that may be open to interpretation.

While we have determined in our Management Report on Internal Control over Financial Reporting included in this Form 10-K, that our internal control over financial reporting was effective as of July 31, 2009, we must continue to monitor and assess our internal control over financial reporting.  If we identify one or more future material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert our internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.  That would likely have an adverse effect on our stock price.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                 PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington.  We lease properties in the following locations that are utilized by our sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$12,898	April 30, 2010
Solon, Ohio (1)	1,250	1,403	May 31, 2011
Oakbrook Terrace, Illinois (1)(2)	5,086	8,901	October 31, 2011

(1)	This facility is utilized for a corporate owned office.

(2)
We entered into this lease as part of the acquisition of Intagio media assets (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

We believe that our current facilities are adequate and suitable for their current use, and that all of the leased space and all property maintained within are adequately insured.  For additional information regarding our obligations under leases, refer to Note 8 ― “Commitments” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

ITEM 3.                 LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

Fiscal Year Ended July 31,	2009		2008
	High	Low	High	Low
First Quarter	$0.85	$0.35	$1.01	$0.66
Second Quarter	$0.55	$0.22	$1.02	$0.65
Third Quarter	$0.60	$0.22	$0.98	$0.79
Fourth Quarter	$0.70	$0.25	$0.98	$0.50

This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board.  The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown or commissions.

There were 876 holders of record of our common stock as of July 31, 2009.  Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No repurchases of common stock were made during the fourth quarter of 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided as a supplement to the accompanying consolidated financial statements and notes (refer to Item 8 – Financial Statements) and is intended to help provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition.  In addition to our consolidated financial statements and notes, it should be read in conjunction the section entitled “Risk Factors” (refer to Part I Item 1A) and the cautionary statement regarding forward-looking information on page 1.

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network, corporate and corporate owned offices (individually, “Broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable member businesses (our “members”) to trade goods and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

2009 Accomplishments

Achieved Sixth Consecutive Year of Profitable Operations

Since 2004, we have sustained our profitability and net cash flows from operating activities by focusing our business model on cashless transaction processing and supporting our Broker Network.  During 2009, we continued our profitability, increased our stockholders’ equity, and generated positive cash flows from operating activities.  We had net operating loss carry forwards of approximately $17,545 at the beginning of 2009 which was reduced to $16,135 as of July 31, 2009.  This amount remains available to offset future taxable income.

Revenue Growth

For the year ended July 31, 2009 compared to 2008, our Marketplace revenues increased 3% to $16,502 from $15,964.   We are seeking to increase our revenues and, correspondingly, our net income by:

•	minimizing the barriers to join the Marketplace;
•	marketing the benefits of participation in the marketplace;
•	adding new franchisees;

•	enhancing our internet applications and web services;

Acquisitions Funded by Our Cash Flows

In 2009, we continued to execute growth within our self-funding abilities.  In August 2008, we acquired certain assets of a media services company from The Intagio Group, Inc., a Delaware corporation (“Intagio”).  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.  With the media services acquisition, we seek to expand our capabilities in this market sector by providing an “in-kind” payment option for hospitality firms in funding their media campaigns and to create a new revenue stream (“Media”). The purchase price included cash in the amount of $68, a secured promissory note in the aggregate principal amount of $688 which was subsequently reduced to $638, and the assumption of certain liabilities totaling approximately $109.  The note was paid in full during 2009.

In 2009, we also finished paying the aggregate purchase price for the acquisition of two separate trading communities from ATX and Intagio, which occurred during the first and third quarters of 2008.  This acquisition allowed us to expand into San Francisco, Chicago and Cleveland, in addition to adding members in New York, New Jersey and Connecticut.

National Partnership

In early fiscal 2009, we created a new business development department tasked with creating relationships with companies that have a national presence to assist our growth on the local level.  As a result, we executed an exclusive partnership agreement with Sysco iCare Marketing, Inc., an enterprise-level supplier of products and services to the food service and hospitality industries, resulting in the endorsement of our services,  our broker network and our marketplace for its customer base, in order to establish a wider value proposition to its customers and other incentives.

Web Services

We expanded our investment in information technology personnel and network infrastructure in support of our new subscription-based service offerings.  We are taking steps to unlock the value of our proprietary online broker and client relationship management platform by granting third-party subscription rights to companies whose business model will be enhanced by using a digital currency.  In February 2009, we entered into our first such subscription-based agreement with a media services company, followed by a second subscription-based agreement in May 2009 with ITEX Latin America, Inc., a Panama corporation.  We expect this revenue component to gradually develop as our fees, other than a flat base subscription fee, are based on the total value of transactional activity hosted by the platform. As of July 31, 2009 we have a total of $333 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $76 is in Current liabilities – Deferred revenue and $257 is in Other long-term liabilities.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2009	2008

Revenue	$16,502	$15,964
Costs and expenses	15,475	14,463
Income from operations	1,027	1,501
Other income - net	1	16
Income before income taxes	1,028	1,517
Income tax expense (benefit)	421	583
Net income	$607	$934

Net income per common share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Year ended July 31, 2009 and 2008.  Marketplace and other revenue for year ended July 31, 2009, increased $538 or 3% to $16,502 from $15,964 during the prior year.  We attribute this increase primarily to a $422 increase in our 2009 transaction fees resulting from an increase in the transaction fee percentage charged on transactions in the ITEX Marketplace. In addition other fee revenue increased by $60 primarily from two additional other revenue streams – Media and Web Services.

Income before income taxes for the year ended July 31, 2009 was $1,028, a decrease of $489 or 32% from income before income taxes in 2007 of $1,517.  We attribute this decrease primarily to an increase in bad debt expense of $457 due to the impact of current economic events.  Also contributing were increases in expenses of amortization of intangible assets of $67 in connection with our acquisitions, depreciation expense increased $70 and rent expense increase of $88. A decrease in legal fees of $111 offset the increases.

Basic and diluted income per common share for the year ending July 31, 2009 and 2008 was $0.03 and $0.05, respectively.

Selected Quarterly Financial Results

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	3,899	4,365	3,981	4,257	16,502

Income from operations	22	235	344	426	1,027

Net cash flows from operating activities	706	481	348	1,340	2,875

Total stockholders' equity	13,381	13,538	13,756	13,981	13,981

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	3,853	4,175	3,871	4,065	15,964

Income from operations	272	482	408	339	1,501

Net cash flows from operating activities	767	1,018	(15)	604	2,374

Total stockholders' equity	12,341	12,754	13,008	13,319	13,319

In the first quarter of 2008, we expanded the Marketplace by acquiring certain assets of a commercial trade exchange network from The Intagio Group, Inc (“Intagio”).  The acquisition added approximately 2,000 members.

During the third quarter of 2008, we acquired from ATX The Barter Company certain assets of a commercial trade exchange network including a membership list of approximately 400 member businesses.

During the first quarter of 2009, we acquired from Intagio certain assets of a media services company.

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2009 and 2008, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2009		2008
	Amount	Percent of Revenue	Amount	Percent of Revenue

Revenue	$16,502	100%	$15,964	100%

Costs and expenses:
Cost of Marketplace revenue	10,481	64%	10,335	65%
Salaries, wages and employee benefits	1,895	11%	1,634	10%
Selling, general and administrative	2,337	14%	1,869	12%
Depreciation and amortization	762	5%	625	4%
	15,475	94%	14,463	91%

Income from operations	1,027	6%	1,501	9%
Other income, net	1	0%	16	0%

Income before income taxes	1,028	6%	1,517	10%

Income tax expense (benefit)	421	3%	583	4%

Net income	$607	4%	$934	6%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other fees net of revenue adjustments. Revenue also includes ITEX dollar revenue. The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2009	Percent change from 2008	2008
Broker offices:
Association fees	$4,300	0%	$4,294
Transaction fees	10,269	3%	9,925
Other fees	488	14%	427

Corporate owned offices:
Association fees	325		314
Transaction fees	825		747
Other fees	31		32

Revenue	$16,238	3%	$15,739

ITEX dollar revenue	$264	17%	$225

Total revenue	$16,502	3%	$15,964

Year ended July 31, 2009 and 2008.  Revenue increased by $538 or 3% for the year ended July 31, 2009 compared to 2008.  We attribute this increase primarily to a $422 increase in our 2009 transaction fees resulting from an increase in the transaction fee percentage charged on transactions n the ITEX Marketplace. In addition other fees increased by $61 primarily from $168 from two new other fee revenue streams – Media and Web Services. This increase was offset somewhat by a $37 reduction in Franchise fee revenue and $29 reduction in Statement fee revenue.

During 2009, we utilized our ITEX dollars to purchase goods and services for our corporate use.  ITEX dollar revenue contributed $264 and $225 to our revenue growth in 2009 and 2008 respectively.  Our plans to continue to increase revenue in future periods are discussed in the previous section under “Overview.”

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to Brokers, salaries and employee benefits of our corporate owned offices and expenses directly correlated to Marketplace revenue.  The following are the components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2009	Percent change from 2008	2008
Association fee commissions	$1,599	-10%	$1,773
Transaction fee commissions	7,736	0%	7,757
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	820	38%	594
Other Marketplace expenses	292	38%	211
Media costs - Ad Credits	34		-

	$10,481	1%	$10,335

Year ended July 31, 2009 and 2008.  Cost of Marketplace revenue increased by $146 or 1% to $10,481 from $10,335 for the year ended July 31, 2009 and 2008, respectively.  This increase was due to a $226 increase in costs related to the services of our corporate owned offices which were associated with increased payroll and rents costs offset by a decrease of $174 in association commissions.  Association commissions decreased as a result of reduced commissions in the consolidation of former BXI Area Director’s commission structures to the standard ITEX Broker commission structure.

The following shows the commissions and corporate owned office costs separately as a percent of their related revenue:
	Year Ended July 31,
	2009	% of Related Revenue	2008	% of Related Revenue
Association fee commissions	$1,599	37%	$1,773	41%
Transaction fee commissions	7,736	75%	7,757	78%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	820	69%	594	54%

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k); payroll related insurance, medical and dental benefits, temporary services and other personnel related items.  Comparative results are as follows:
	Year Ended July 31,
	2009	Percent change from 2008	2008
Corporate salaries, wages and employee benefits	$1,895	16%	$1,634
Percentage of revenue	11%		10%

Year ended July 31, 2009 and 2008.  Corporate salaries, wages and employee benefits for 2009 increased by $261 or 16% to $1,895 from $1,634 as compared with 2008.  This increase was primarily due to $110 of wages and salaries associated with our new media services division. In addition, during 2009 we incurred increased wages due to hiring more experienced replacement employees. Also during 2009 we had an increase of $24 in Medical benefits and $31 for recruiting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs.  Comparative results are as follows:

	Year Ended July 31,
	2009	Percent change from 2008	2008
Selling, general and administrative expenses	$2,337	25%	$1,869
Percentage of revenue	14%		12%

Year ended July 31, 2009 and 2008.  Selling, general and administrative increased by $468 or 25% to $2,337 from $1,869 for 2009 as compared to 2008.  Primary contributors to this increase include: $457 increase for bad debt expense, and $88 for rent. The increases were offset somewhat by a decrease of $111 in legal expenses. During 2009 and 2008, we utilized our ITEX dollars to purchase goods and services for our corporate use totaling $261 and $224 respectively.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.  Comparative results are as follows:
	Year Ended July 31,
	2009	Percent change from 2008	2008
Depreciation and amortization	$762	22%	$625
Percentage of revenue	5%		4%

Year ended July 31, 2009 and 2008.  Depreciation and amortization increased by $137 or 22% to $762 from $625 for 2009 as compared to 2008.  Amortization increased by $67 in 2009 primarily in connection with our acquisition related intangible assets including membership lists and non-compete agreements.  The remaining increase was due to added depreciation on fixed assets purchased during 2009.

Other Income

Other income includes interest received on notes receivable and promissory notes, certain one-time gains and losses and offsetting interest expense on notes payable.  Comparative results are as follows:

	Year Ended July 31,
	2009	Percent change from 2008	2008
Other income	$1	-94%	$16
Percentage of revenue	0%		0%

Year ended July 31, 2009 and 2008.  Other income for 2009 decreased by $15 or 94% to $1 from $16 for the same period in 2008.  The decrease is primarily caused by a reduction of $21 in interest income due to lower notes receivable balances.  In addition, there was a $30 loss on investment in 2009, offset by a decrease of $38 in interest expense due to lower note payable balances.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.  In 2009 and 2008, respectively, we utilized $1,419 and $1,817 of our available NOLs.  As of July 31, 2009, we have approximately $16,135 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs.    As of July 31, 2009 and 2008, we have no valuation allowance on available Federal or State NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $16,661 and $16,149 at July 31, 2009 and 2008, respectively, representing an increase of $512 or 3%.  This increase resulted primarily due to generating positive cash flows from operations.  Our cash and cash equivalents totaled $2,557 and $1,061 as of July 31, 2009 and 2008, respectively, representing an increase of $1,496, or 141%.  Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $351 and $361, were $895 and $1,331 as of July 31, 2009 and 2008 respectively, representing a decrease of $436 or 33%.

	July 31, 2009	% of Gross Accounts Receivable	July 31, 2008	% of Gross Accounts Receivable
Gross accounts receivable	$1,246	100%	$1,692	100%
Less: allowance	351	28%	361	21%
Net accounts receivable	$895	72%	$1,331	79%

Gross accounts receivable decreased by $446 or 26% primarily due to timing of our cycle close in comparable years. In 2009 we were able to collect approximately $500 in billings from credit cards in the day following cycle close which was one day prior to the 2009 year end. However, in 2008 our cycle closed on the last day of year end and we were not able to collect any resultant fees, thereby causing the difference in comparable years.

Our total current liabilities were $2,420 and $2,822 at July 31, 2009 and 2008, respectively, representing a decrease of $402 or 14%.  The decrease is due primarily to a decrease of $591 in the current portion of debt as the Intagio note was paid off in full during 2009.

As a result of our continued profitability, our stockholders’ equity increased by $662 or 5% to $13,981 at July 31, 2009, compared to $13,319 at July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities, cash and cash equivalents on hand, and a $1,500 line of credit.  Net cash provided by operating activities was $2,875 and $2,374 for the years ended July 31, 2009 and 2008, respectively.   Our cash and cash equivalents balance as of July 31, 2009 totaled $2,557.  Additionally, we have a revolving credit agreement to establish a $1,500 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”).  We have no outstanding balance on our line of credit as of July 31, 2009.

Our liquidity is affected by our business acquisitions. During our fiscal 2008, we spent a total cash consideration of $2,381 on two acquisitions of certain assets of commercial trade exchange networks as follows:

-  the August 2007 acquisition from Intagio

-  the February 2008 acquisition of ATX Barter.

In addition to the upfront cash consideration, the August 2007 acquisition also included a $1.1 million note payable in 24 monthly installments and a $150 contingent consideration paid out in the first quarter of 2009.  We made principal payments on this note payable in the amount of $546 and $591 during 2008 and 2009, respectively. The note was paid in full in April 2009.

In August 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68 and a note payable of $638.  This note was paid in full in November 2008.

The following table presents a summary of our cash flows for the years ended 2009 and 2008 respectively (in thousands):

	Year Ended July 31,
	2009	2008
Net cash provided by operating activities	$2,875	$2,374
Net cash provided by (used in) investing activities	(120)	(2,358)
Net cash used in financing activities	(1,259)	(708)
Increase (decrease) in cash and cash equivalents	$1,496	$(692)

We have financed our operational needs over the last two years through cash flow generated from operations.  During 2009, we increased our cash position by $1,496 to $2,557. During 2009 we used a portion of operational cash flow provided by operating activities for acquisitions, routine operating expenses, and debt re-payments.  In Fiscal Year 2010, we plan to continue the upgrades and improvements to our corporate and broker computer workstations and anticipate that we will invest approximately $100 in new software and hardware.

Our working capital as of July 31, 2009, included advertising credits originally obtained in our business acquisition in August 2008 in the amount of $157, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the total advertising credits at fair value of $468 based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our contemplated future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction.  We expect that our current working capital would be adequate for this purpose.  However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors.  We maintain a $1,500 line of credit facility from our primary banking institution, U.S. Bank.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model.  There was no outstanding amount under this line of credit as of July 31, 2009.    We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2009 and 2008:

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	$706	$481	$348	$1,340	$2,875
Net cash provided by (used in) investing activities	(158)	45	(30)	23	(120)
Net cash used in financing activities	(327)	(601)	(331)	-	(1,259)
	$221	$(75)	$(13)	$1,363	$1,496

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$767	$1,018	$(15)	$604	$2,374
Net cash provided by (used in) investing activities	(1,972)	(45)	(345)	4	(2,358)
Net cash used in financing activities	(294)	(136)	(138)	(140)	(708)
	$(1,499)	$837	$(498)	$468	$(692)

Operating Activities

For the year ended July 31, 2009, net cash provided by operating activities was $2,875 compared to $2,374 in the year ended July 31, 2008, an increase of $501, or 21%.  The increase in net cash provided by the operating activities is primarily the result of $682 in operating assets and liabilities changes offset somewhat by a $327 decline in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2009	2008

Net income	$607	$934
Add: non-cash expenses	1,275	1,129
Add: changes in operating assets and liabilities	993	311
Net cash provided by operating activities	$2,875	$2,374

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense and the changes in the deferred portion of the provision for income taxes.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet apart from cash and cash equivalents. Net cash provided by operating activities also reflects changes in some non-current components of the balance sheet, such as long-term deferred rent and non-current prepaid expenses and deposits. During the year ended July 31, 2009, we granted subscription rights to two customers under our web services program to our proprietary online broker and client relationship management software for a total consideration of $375 as well as for other recurring fees. The consideration received is amortized into revenue over a contractual term of five years. The deferral of this cash consideration provided an increase in cash flows resulting from changes in the operating assets and liabilities.

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

The total cash we received exclusively from our Marketplace members, excluding sales to brokers, media sales, and revenue from our subscription-based arrangement for client management platform, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2009	Percent of total	2008	Percent of total
Credit cards, net	$9,631	61%	$9,299	61%
Electronic fund transfers, net	3,964	25%	4,036	26%
Checks and cash, net	2,116	13%	2,025	13%
Cash received from Marketplace members, net	$15,711	100%	$15,360	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and the collections on notes receivable from corporate office sales.

For the year ended July 31, 2009, net cash used in investing activities was $120 compared with $2,358 used in investing activities in the year ended July 31, 2008, a decrease in cash used in investing activities of $2,238, or 95%. In the year ended July 31, 2008, the net cash used in investing activities was primarily related to $2,381 cash consideration paid for the August 2007 acquisition from Intagio and February 2008 acquisition of ATX Barter. In the year ended July 31, 2009, the net cash used in investing activities was primarily related to $68 cash consideration paid for the August 2008 acquisition from Intagio, $150 final settlement of contingent consideration from the August 2007 acquisition and $124 purchases of property and equipment. Those cash outlays were partially offset by installment payments received on loans granted in earlier periods.

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.  The following summarizes our financing activities:

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Contractual debt repayments	$(327)	$(147)	$(99)	$-	$(573)
Discretionary accelerated debt repayments	-	(454)	(202)	-	(656)
Discretionary repurchase of common stock	-	-	(30)	-	(30)
	$(327)	$(601)	$(331)	$-	$(1,259)

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Contractual debt repayments	$(132)	$(136)	$(138)	$(140)	$(546)
Discretionary accelerated debt repayments	-	-	-	-	-
Discretionary repurchase of common stock	(162)	-	-	-	(162)
	$(294)	$(136)	$(138)	$(140)	$(708)

We repurchased 50 and 203 shares of ITEX stock in 2009 and 2008, respectively.

On August 1, 2007, in order to partially fund the acquisition of certain assets of a commercial trade exchange network from Intagio (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7), we borrowed $300 under our Revolving Credit Agreement with U.S. Bank and issued an 8.0% subordinated secured promissory note (“2007 Note”) to Intagio in the aggregate principal amount of $1,137 due August 31, 2009.  In 2008, we repaid the $300 balance on our line of credit, and also repaid $546 on the 2007 Note leaving an outstanding balance of $591 as of July 31, 2008.  This amount was paid in full and the note was retired during 2009 as there is a $0 balance on the note as of July 31, 2009.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business.  As of July 31, 2009, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, Il	Solon, OH
Expiration date:	April 30, 2010	October 31, 2011	May 31, 2011
Lease commitments for the year ending July 31,
2010	$116	$110	$17	$243
2011	-	112	14	$126
2012		29		$29
Total	$116	$251	$31	$398

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate owned offices for the years ended July 31, 2009 and 2008 was $320 and $232, respectively.

We have not leased any equipment in 2009 or 2008.

We have purchase commitments for telecommunications and data communications.  As of July 31, 2009, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications
Purchase commitments for the year ending July 31,
2010	$43
2011	15
Total	$58

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

Revenue Recognition

We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD” or “Cash”).  We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectability.

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2009 and 2008, members made approximately 87% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 95% and 96% of our total revenue in 2009 and 2008, respectively.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

O Web services contracts include multiple deliverable components, in which we recognize revenue in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

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

ITEX Dollar Summary	Year Ended July 31,
	2009	2008
Fees received from the Marketplace	$4,715	$5,179
Expenditures to and for the Marketplace	(4,709)	(5,193)
Increase (decrease)	$6	$(14)

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

Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, act as a third-party record-keeper for our members’ transactions, bill Marketplace members directly pursuant to contractual agreements with them for which we establish the terms, collect all revenue, and assess the collectability of our accounts receivable monthly.  Our revenues remain the property of ITEX.

The Media Revenue portion of our business, which is included in other fee revenue, is accounted for on a net revenue basis. We report as revenue the net portion remaining after the cost of media sales is deducted.

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

We believe fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction.  Our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values they were recorded at the cost basis of the trade dollars surrendered, which was zero.  However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values.  Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

We look primarily to the undiscounted future cash flows in our assessment of whether or not note receivable risk being uncollectible or unrecoverable.

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

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

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

On July 31, 2009, we had NOLs of approximately $16,135 available to offset future taxable income.  When circumstances warrant, we re-assess the realizability of our available NOLs for future periods.  When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2009 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2009.

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  We have analyzed goodwill as of July 31, 2009 and we did not identify any impairment.

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

In June 2009, the FASB issued SFAS No. 168, The Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification™ (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative. FASB Statement No. 168 flattens the generally accepted accounting principles (GAAP) hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is nonauthoritative (not in FASB ASC). The statement is effective for us on financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this provision beginning August 1, 2009.

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
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
October 14, 2009

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	2,557	1,061
Accounts receivable, net of allowance of $351 and $361	895	1,331
Prepaid expenses	82	238
Loans and advances	57	67
Prepaid Advertising Credits	157	-
Deferred tax asset	739	819
Notes receivable - corporate office sales	242	204
Other current assets	19	13
Total current assets	4,748	3,733

Property and equipment, net of accumulated depreciation of $280 and $151	247	176
Goodwill	3,318	3,168
Deferred tax asset, net of current portion	5,798	6,061
Intangible assets, net of amortization of $1,703 and $1,078	1,572	2,093
Notes receivable - corporate office sales, net of current portion	624	886
Other long-term assets	354	32
Total assets	16,661	16,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	98	215
Commissions payable to brokers	691	666
Accrued commissions to brokers	828	713
Accrued expenses	521	445
Deferred revenue	144	75
Advance payments	138	117
Current portion of notes payable	-	591
Total current liabilities	2,420	2,822

Long-term liabilities:
Other long-term liabilities	260	8
Total Liabilities	2,680	2,830

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,856 shares and 17,816 shares issued and outstanding, respectively	179	178
Additional paid-in capital	28,962	28,908
Accumulated deficit	(15,160)	(15,767)
Total stockholders' equity	13,981	13,319

Total liabilities and stockholders’ equity	16,661	16,149

The accompanying notes are an integral part of these Consolidated Balance Sheets.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended July 31,
	2009	2008
Revenue:
Marketplace and other revenue	$16,502	$15,964

Costs and expenses:
Cost of Marketplace revenue	10,481	10,335
Corporate salaries, wages and employee benefits	1,895	1,634
Selling, general and administrative	2,337	1,869
Depreciation and amortization	762	625
	15,475	14,463

Income from operations	1,027	1,501

Other income:
Interest, net	31	16
Other	(30)	-
	1	16

Income before income taxes	1,028	1,517

Income tax expense (benefit), net	421	583

Net income	$607	$934

Net income per common share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average shares outstanding:
Basic	17,820	17,643
Diluted	17,825	17,858

The accompanying notes are an integral part of these Consolidated Statements of Income.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid	Accumulated
	Shares	Amount	in capital	deficit	Total
Balance, July 31, 2007	17,929	$179	$28,852	$(16,701)	$12,330

Share-based board compensation	90	1	83		84

Repurchase and retirement of common Share	(203)	(2)	(160)		(162)

Share-based employee compensation			67		67

Share-based non-employee compensation			66		66

Net Income				934	934
Balance, July 31, 2008	17,816	$178	$28,908	$(15,767)	$13,319

Common Stock awards issued	90	1	(1)		0

Common Stock repurchased and retired	(50)		(30)		(30)

Stock based compensation expense			85		85

Net Income				607	607
Balance, July 31, 2009	17,856	$179	$28,962	$(15,160)	$13,981

The accompanying notes are an integral part of these Consolidated Statements of Stockholders’ Equity.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$607	$934
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	762	625
Disposal of equipment	1	2
Share-based compensation	161	187
Increase (decrease) in allowance for uncollectible receivables	(10)	(142)
Decrease (increase) in deferred income taxes	343	469
Recognition of imputed interest	(12)	(12)
Write off of Investment	30	-
Changes in operating assets and liabilities:
Accounts receivable, net	517	78
Prepaid expenses	80	(21)
Other assets	64	6
Accounts and other expenses payable	(226)	93
Commissions payable to brokers	25	666
Accrued commissions to brokers	115	(574)
Accrued expenses	76	121
Deferred revenue	69	(23)
Long-term liabilities	252	(11)
Advance payments	21	(24)
Net cash provided by operating activities	2,875	2,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(68)	(2,381)
Business sales	-	50
Investment in a blogging technology company	-	(30)
Payments received from notes receivable - corporate office sales	236	198
Payments received from loans	20	341
Advances on loans	(34)	(274)
BXI earnout	(150)	(150)
Purchase of property and equipment	(124)	(112)
Net cash used in investing activities	(120)	(2,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	(1,229)	(546)
Reacquired shares from non-affiliated parties	(30)	(162)
Net cash used in financing activities	(1,259)	(708)

Net increase (decrease) in cash and cash equivalents	1,496	(692)
Cash and cash equivalents at beginning of period	1,061	1,753
Cash and cash equivalents at end of period	$2,557	$1,061

Supplemental cash flow information:
Cash paid for interest	35	72
Cash paid for taxes	31	148

Supplemental non-cash investing and financing activities:
Financing included in business acquisitions - see Note 10 - Acquisitions	-	300
Non-cash amounts included in prepaid expenses due to share-based compensation - see Note 12 - Share-based compensation	-	31

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through our independent licensed broker and franchise network, corporate and corporate owned offices (individually, “Broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Concentrations of Credit Risk

At July 31, 2009, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada.  The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.  Our cash balances have exceeded these insurable limits periodically throughout 2009 and 2008.  At July 31, 2009 such balances exceeded these limits by $2,107.

Accounts and Notes Receivable

We assess the collectability of accounts receivable monthly based on past collection history and current events and circumstances.  Accordingly, we adjust the allowance on accounts receivable to reflect net receivables that we ultimately expect to collect.

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements, and it recorded a portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance are recorded as Other assets – long term. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations.   The Company recognized $34 and $0 expense on sale of advertising credits in the years ended 2009 and 2008 respectively. Additionally the Company used approximately $34 and $0 of advertising credits in the years ended 2009 and 2008 respectively for its own advertising needs.

Loans and Advances

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles.  Additionally, we occasionally make cash loans and advances to Brokers for special purposes or as incentives for beneficial changes such as to convert former BXI brokers to lower ITEX franchise fee commission structures.  The aggregate total owed to us on July 31, 2009 is $57.  The maximum balance owed is $8.  Payoff dates for the loans are scheduled within one year.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. SFAS 142, Goodwill and other Intangible Assets, prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2009 and we did not identify any impairment.

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

Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily at the market values of the assets when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired.  If impairment is deemed to have occurred, we then measure the impairment by looking to the excess of the carrying value over the discounted future cash flows or market value, as appropriate.  In our most recent review conducted in the fourth quarter of 2009, we determined no impairment was appropriate.

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to Brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees.  We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions payable to brokers on our balance sheet as of July 31, 2009 represents commissions payable from the operating cycle ending July 30, 2009.  In 2008, the closest operating cycle ended July 31, 2008 so as of July 31, 2008 all commissions owed were estimated and accrued.  Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of the acquisition of BXI.  We defer this revenue and recognized it over the annual period to which it applies.   During 2009, we signed two Web Services agreements. These agreements provide for a one-time platform subscription fee payable to Itex upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. As of July 31, 2009 we have a total of $333 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $76 is in Current liabilities – Deferred revenue and $257 is reflected in Other long-term liabilities.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed.  We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our significant financial instruments are recognized in our balance sheet.  The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, notes receivable, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2009 due to the short-term nature of these instruments.  All of these instruments have terms of less than one year.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities.  There are no quoted market prices for the debt or similar debt, though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments.  We have no debt which is classified as long-term as of July 31, 2009.

Revenue Recognition

We generate our revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements “USD” or “Cash”).  We recognize revenue when persuasive evidence of an arrangement exists, the transaction has occurred or a cycle period has ended, the charges are fixed and determinable and no major uncertainty exists with respect to collectability.

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2009 and 2008, members made approximately 87% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 5% to 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 95% and 96% of our total revenue in 2009 and 2008, respectively.

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

On February 12,  2009, the Company signed a Web services agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The agreement provides for a one-time consideration of $350,000 paid to ITEX, as a platform subscription fee as well as periodic transaction processing, support and consulting fees.

On May 8,  2009, the Company signed a Web services  agreement granting to  ITEX Latin America, Inc. (ILA), a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services, for a term of five years. The agreement provides for a one-time platform subscription fee to be paid over a period of five years and recurring transaction processing fees based on gross merchandise volume, or GMV, which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees. In addition to this cash consideration, ITEX received certain equity interest in the customer, making up approximately 5% interest in ILA.

Web services contracts include multiple deliverable components and the Company recognizes revenue in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

Gross versus Net Revenue Recognition

In the normal course of our core business, we act as administrator to execute transactions between Marketplace members.  We pay commissions to our Brokers after the close of each operating cycle based on member transaction and association fees collected in USD.  We report revenue based on the gross amount billed to our ultimate customer, the Marketplace member.  When revenues are recorded on a gross basis, any commissions or other payments to Brokers are recorded as costs or expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income.

For the Media Revenue portion of our business which is included in other fee revenue, we account for revenue on a net revenue basis. We report as revenue the net portion remaining after the cost of media sales is deducted.

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees.  We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs.  Our policy is to record transactions at the fair value of products or services received when those values are readily determinable

Our accounting policy follows the accounting guidance of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 93-11, Accounting for Barter Transactions Involving Barter Credits, which indicates that transactions in which non-monetary assets are exchanged for barter credits should be accounted for under the Accounting Principle Board (“APB”) 29, Accounting for Non-monetary Transactions.  The basic principle of APB 29 is that, generally, exchanges of non-monetary assets should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the ITEX dollar received.  In addition, there is no cost basis to us for ITEX dollars.  Our conclusion may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;
•	Revenue sharing with Brokers for transaction fees and association fees;
•	Incentives to Brokers for registering new members in the Marketplace;

We believe that fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. Our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values they were recorded at the cost basis of the trade dollars surrendered, which was zero.  However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values.  Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

We account for stock-based non-employee compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  We use the Black-Scholes model to value such compensation and recognize the expense over the period we receive the respective services.  Additionally, we re-measure any unvested portion of an award at each measurement date and record the adjustment over the remaining period we receive the services.  Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.  No warrants were issued in 2009. During 2008, we issued 100 warrants to a consultant for a fair value of $66.  We did not issue stock options in 2009 or 2008.

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

Income (Loss) Per Share

We prepare our financial statements in accordance with the provisions of SFAS No. 128, Earnings per Share, which requires presentation on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of July 31, 2009, we had no contracts to issue common stock, but we did have 100 warrants outstanding.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

           In June 2009, the FASB issued SFAS No. 168, The Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification™ (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative. FASB Statement No. 168 flattens the generally accepted accounting principles (GAAP) hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is nonauthoritative (not in FASB ASC). The statement is effective for us on financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this provision beginning August 1, 2009.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

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

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance.  The difference between our operating cycle ending date and the reporting date for July 31, 2008 was 1 business day.  In 2008, our operating cycle and accounting cycle both ended on July 31, 2008.  Therefore, commissions earned for that operating cycle were known and payable.

NOTE 4 – NOTES RECEIVABLE - CORPORATE OFFICE SALES

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

In the first quarter of 2008, we purchased a membership list, representing approximately two thousand member businesses, from Intagio (see Note 10 – Acquisitions).  These new member businesses are located primarily in six regions in the United States, four of which were previously not served by existing Brokers. We retained three of these regions as new corporate owned offices.  We combined and sold two of the regions we acquired in the Intagio asset purchase to an existing franchisee for $100 ITEX dollars plus $260 USD composed of a one-time payment of $50 and a note receivable for $210 with a term of approximately seven years.  Additionally, we sold a region acquired in the Intagio asset purchase for $200 to an existing franchisee who already had one of the notes receivable issued in 2004.  Operating cycle payments remain the same on the note, but we extended the term to account for the $200 purchase price.  Originally, the payoff date of the note was scheduled to be 2009, but after the sale, the payoff date of the note increased to 2011.  We increased the principal due on that note by the present value of the payments equal to $184.

The aggregate total owed to us on July 31, 2009 is $866.  Balances owed range from $9 to $283.  Payoff dates for the loans are scheduled between 2010 and 2016.

Original Principal Balance on 2004 Notes	Principal Additions in 2009	Balance Receivable at July 31, 2009	Current Portion	Long-Term Portion
$2,695	$-	$866	$242	$624

The activity for corporate office receivables was as follows:

Balance at July 31, 2007	$882
Additions from sales of Intagio regions	394
Interest income at stated rates	66
Imputed interest income	12
Payments received	(264)
Balance at July 31, 2008	$1,090
Interest income at stated rates	41
Imputed interest income	12
Payments received	(277)
Balance at July 31, 2009	$866

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2009
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$267	$(119)	$148
Software	3 years	79	(50)	29
Equipment	7 years	64	(39)	25
Furniture	7 years	65	(32)	33
Leasehold Improvements	3.3 years	52	(40)	12
		$527	$(280)	$247

	July 31, 2008
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$178	$(72)	$106
Software	3 years	60	(31)	29
Equipment	7 years	24	(13)	11
Furniture	7 years	13	(11)	2
Leasehold Improvements	3.3 years	52	(24)	28
		$327	$(151)	$176

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives.  Depreciation expense for property and equipment was $121 and $49 for the years ending July 31, 2009 and 2008, respectively.

In the second quarter of 2007, we relocated our principal executive offices.  Prior to our relocation, we made $52 in improvements to our new location.  We amortize these leasehold improvements using the straight-line method over the term of the lease.  Amortization expense for leasehold improvements was $16 and $16 for the years ending July 31, 2009 and 2008, respectively.

NOTE 6 – INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005.  We acquired an additional membership list from a franchisee in the fourth quarter of 2007.  In connection with our asset acquisition from Intagio in the first quarter of 2008 and ATX The Barter Company in the third quarter of 2008 (see Note 10 – Acquisitions), we acquired additional membership lists and non-compete agreements.  We subsequently sold part of the membership list acquired from Intagio.  Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreement	Trade Name	Total Intagible Assets
Balance as of July 31, 2007	$991	$-	$-	$991

Additions from the Intagio acquisition	1,350	210		1,560
Sales of certain regions acquired in the Intagio acquisition	(213)	-		(213)
Additions from the ATX Barter acquisition	231	81		312
Amortization	(441)	(116)		(557)
Balance as of July 31, 2008	$1,918	$175	$-	$2,093

Additions from the Intagio acquisition	80	4	20	104
Amortization	(487)	(136)	(2)	(625)
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amoritization	Non-Compete Agreement Amoritization	Trade Name	Total Amortization

2010	488	27	2	517
2011	467	16	2	485
2012	239	-	2	241
2013	238	-	2	240
2014	79	-	2	81
Thereafter	-	-	8	8
Total	$1,511	$43	$18	$1,572

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

On August 1, 2007, we incurred a $1,137 note payable to The Intagio Group, Inc. in the form of a senior subordinated secured promissory note (see Note 10 – Acquisitions) with interest at 8.0% and repayments in 24 equal monthly installments.  Our total principal repayments during 2009 and 2008 were $591 and $546 respectively leaving an outstanding balance as of July 31, 2009 of $0.

We have a revolving credit agreement to establish a $1.5 million line of credit facility from our primary banking institution at libor plus 2%.  The maturity date of this short-term debt facility is November 30, 2009.  During 2008, we borrowed and repaid $300 to fund the Intagio asset acquisition (see Note 10 – Acquisitions).  Additionally, we borrowed and repaid $0 and $210 in 2009 and 2008, respectively, to meet our short term cash flow needs.  There is no outstanding balance under this line of credit as of July 31, 2009.  We may utilize this credit facility for short-term needs in the future.

On August 1, 2008, we incurred a $688 note payable to The Intagio Group, Inc. in the form of a senior subordinated secured promissory note with interest at 8.0% and repayments in 11 equal monthly installment payments of $65,000.  The note was in connection to the acquisition from Intagio of certain assets of a media services company. In November 2008, the purchase consideration was adjusted by a mutual agreement between the buyer and the seller. The promissory note original principal balance was reduced by $50,000 to $638,000 and the remaining reduced balance was paid in full in November 2008.

NOTE 8 - COMMITMENTS

The Company leases office space under non-cancelable operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and corporate owned offices in Chicago, Illinois and Cleveland, Ohio. Those leases expire between April 2010 and October 2011.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars until June 1, 2009.

 As of July 31, 2009, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Solon, Ohio
Expiration date:	April 30, 2010	October 31, 2011	May 31, 2011

Lease commitments for the year ending July 31,
2010	$116	$110	$17	$243
2011	-	112	14	126
2012	-	29	-	29

Total	$116	$251	$31	$398

The lease expense for our executive office space and corporate owned offices for the years ended July 31, 2009 and 2008 was $320 and $232, respectively.

We have not leased any equipment in 2009 or 2008.

We have purchase commitments for telecommunications and data communications.  As of July 31, 2009, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2010	$43
2011	15

Total	$58

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

In 2009 and 2008, we utilized ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services.  We include these ITEX dollar activities on our Consolidated Statements of Income.  The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2009 and 2008 (in thousands):

	Year ended July 31,
	2009	2008
Revenue:
Marketplace and other revenue	$264	$225

Costs and expenses:
Cost of Marketplace revenue	-	-
Corporate salaries, wages and employee benefits	3	1
Selling, general and administrative	261	224
Depreciation and amortization	-	-
	264	225

Income from operations	-	-

We do not include any ITEX dollar amounts on our Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity and we do not include any ITEX dollar activities on our Consolidated Statement of Cash Flows.

NOTE 10 — ACQUISITIONS

Intagio Media

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

At the time of purchase, on August 1, 2008, the total original consideration consisted of $68 in cash and a secured promissory note in the amount of $688 due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65.

On November 10, 2008, the purchase consideration was adjusted by a mutual agreement between Intagio and the Company. The promissory note original principal balance was reduced by $50 to $638 and the Company agreed to pay immediately the full amount of the remaining outstanding balance of the note. During the quarter ended October 31, 2008, the Company made three monthly installment payments of $65 on this note. The remaining balance of $454 was paid in full on November 10, 2008. There was no balance outstanding as of July 31, 2009.

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

The expected lives of the membership list, trade name and noncompetition agreement are ten years, ten years and one year, respectively.  At the closing, ITEX paid Intagio the $68 cash purchase price as well as an accelerated final payment of $150 to satisfy, in full, its maximum post-closing contingent consideration resulting from the previous acquisition made from Intagio in August of 2007.

Pro forma results

If we had acquired the Intagio media services company on August 1, 2007, our pro forma combined results of operations would have been (in thousands, except per share data):

Year ended July 31, 2008

Revenues	$16,454
Net income	$1,017

Net income per share
Basic	$0.06
Diluted	$0.06

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

To fund the $2,000 USD payment, we utilized $1,700 from our cash and cash equivalent balances and borrowed $300 on our line of credit.  During the first quarter of 2008, we repaid the $300 balance on our line of credit in full and there was no balance outstanding as of July 31, 2009.

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

In accordance with SFAS No. 141, Business Combinations, in the above three acquisitions, we assigned all of the acquired identifiable assets and liabilities a portion of the cost of the acquisition based on their respective fair values.  In our allocation of purchase price to all identifiable assets acquired in connection with both acquisitions, we evaluated various criteria and assumptions.  When estimating the fair value for all identifiable intangible assets acquired in connection with these acquisitions, our evaluation included the preparation of financial projections, supporting financial data and consideration of a number of factors, including, in the case of the Intagio acquisition, the analysis of a third-party valuation firm.  We provided the third-party valuation firm with the data and analysis we utilized in our evaluation, and we reviewed drafts of their conclusions prior to making the allocations.  We are responsible for the appropriateness of the estimated fair values allocated to the identifiable intangible assets including membership lists, non-compete agreements and goodwill.

NOTE 11 — LEGAL PROCEEDINGS

In June 2003, a former Broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff's motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  A trial date has been set in April 2010.  We believe the termination of plaintiff's brokerage was for proper cause.

We will vigorously defend against the lawsuit discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in our opinion, the foregoing proceeding should ultimately result in any liability that would have a material adverse effect on our results of operations, cash flows or financial position.  We have not established any reserves for any potential liability relating to the foregoing litigation matter.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods.

From time to time we are subject to claims and litigation incurred in the ordinary course of business.  In our opinion, the outcome of other pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

NOTE 12 – SHARE-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 2 million shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

195 and 285 shares remained available for future grants under the 2004 Plan for the years ended July 31, 2009 and 2008, respectively.

In December 2008, 90,000 shares of restricted common stock, valued at the grant date stock price of $0.425, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vest over calendar year ending December 31, 2009 in twelve equal monthly installments.

In December 2007, 90 shares of fully vested shares of common stock , valued at $0.94 per share, were issued to the Company’s three directors, in equal amounts of 30 shares each,  as compensation for their services for the calendar year ending December, 31, 2008, which is considered a requisite service period over which the grants will be amortized. The grants to the Company’s directors are amortized over their respective requisite services periods of one year.

In July 2006, the Company issued 340 restricted shares to the Company’s CEO and a certain employee, valued at the grant date stock price of $0.59 per share, with the vesting period of 3 years from the date of grant. Those grants are amortized over their respective requisite services periods of three years.

In addition to stock issued under the 2004 Plan to employees and directors, in March 2008, the Company granted 100 fully vested warrants to a vendor in exchange for investment advisory and financial communication assistance, valued at $66, based on the Black Scholes valuation model and amortized over the contractual service period of thirteen months.

We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Base Payment.  Under the fair value recognition provisions of SFAS No. 123(R), we estimate share-based compensation cost at the grant date based on the fair value of the award.  We recognize that expense ratably over the requisite service period of the award.

In December 2008, 90 shares of restricted common stock, valued at the grant date stock price of $0.425, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vest over calendar year ending December 31, 2009 in twelve equal monthly installments. The fair value of these shares as of the grant date was $38.

In December 2007, 90 shares of fully vested shares of common stock , valued at $0.94 per share, were issued to the Company’s three directors, in equal amounts of 30 shares each,  as compensation for their services for the calendar year ending December, 31, 2008, which is considered a requisite service period. The grants to the Company’s directors are amortized over their respective requisite services periods of one year. The fair value of these shares as of the grant date was $85.

The following table summarizes the components of stock based compensation:

	2009	2008

Employee Compensation	62	67
Board Compensation	$58	$95
Warrants issued to IR Firm	41	25
Totals	$161	$187

As of July 31, 2009, there are 195 shares available for future grants under the 2004 Plan.

	Number of Shares/Options
	Available	Shares Granted	Options Granted
Balance, July 31, 2006	495	1,505	-
Granted	(120)	120	-
Forfeited	-	-	-
Balance at July 31, 2007	375	1,625	-
Granted	(90)	90	-
Forfeited	-	-	-
Balance at July 31, 2008	285	1,715	-
Granted	(90)	90	-
Forfeited			-

Balance, July 31, 2009	195	1,805	-

Vesting as of July 31, 2009
Shares Vested		1,767	-
Shares Unvested		38	-
Balance at July 31, 2009		1,805	-

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

We determined the fair value of these warrants was $66.  We defer the fair value of the warrant issued and amortized the expense over the contractual service period of thirteen months.

The stock-based compensation expense, including the warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Year ended July 31,
	2009	2008

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$62	$67
Selling, general and administrative	99	120
Total stock-based compensation expense	161	187

At July 31, 2009, 35 shares of common stock granted under the 2004 Plan remained unvested. At July 31, 2009, the Company had $16 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 5 months.

NOTE 13 - STOCKHOLDERS’ EQUITY

In addition to our common stock activity described in Note 12 – Share-Based Compensation, to reduce the number of shares of our common stock outstanding, we repurchased a total of 50 and 203 shares of ITEX common stock in 2009, 2008, respectively.

NOTE 14 - INCOME TAXES

Deferred tax assets on our balance sheet primarily include Federal and State net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

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

On July 31, 2009, we had NOLs of approximately $16,135 available to offset future taxable income.  These are composed of approximately $14,230 from ITEX operating losses and approximately $1,905 from BXI operating losses.  SFAS No. 109 requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that we will generate future taxable income.  We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  During the fourth quarter of 2009, we performed an assessment of our available NOLs because of an additional year of increased profitability. In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets.  As of July 31, 2009 and 2008, we have no valuation allowance on available Federal NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2009.  The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2009	2008

Pre-tax financial income	$1,027	$1,517
Federal tax expense computed at the statutory rate of 34%	349	516
State tax expense	54	81
Change in valuation allowance	-	-
Permanent and other differences	18	(14)
Net tax expense	$421	$583

Our income tax benefit is composed of the following:

	Year Ended July 31,
	2009	2008

Deferred tax expense	$(343)	$(469)
Federal tax expense	(21)	(30)
State tax expense	(57)	(84)
Net tax expense	$(421)	$(583)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2009 and 2008 are presented below:

	July 31,
	2009	2008
Deferred tax assets:
Tax deductible BXI goodwill	$522	$611
Net operating loss carryforwards	5,899	6,198
Reserve for uncollectible receivables	125	126
Other temporary differences	167	245
	$6,713	$7,180
Deferred Tax Liabilities
Membership lists not deductible for tax	$169	$253
Media Intangibles	1	-
Unearned stock compensation	6	47
	$176	$300

Net deferred tax asset before valuation allowance	$6,537	$6,880
Valuation allowance	-	-
Net deferred tax asset	$6,537	$6,880

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$745	$866
Current deferred tax liability	(6)	(47)
Valuation allowance	-	-
Net current deferred tax asset	$739	$819

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$5,968	$6,314
Non-current deferred tax liability	(170)	(253)
Valuation allowance	-	-
Net non-current deferred tax asset	$5,798	$6,061

ITEX Federal NOLs of approximately $14,230 expire, if unused, from 2018 to 2023.  BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2024 and are subject to an annual limitation of approximately $172.  This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI.  Additionally, ITEX has state NOLs for California totaling approximately $4,444 which, if unused, expire from 2012 to 2015.  Additionally, we have AMT credits of $108 available to offset future taxes payable.

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  As of July 31, 2009, in accordance with FIN 48, we have recorded unrecognized tax benefits of $236 as follows:

Year Ended July 31,
2009

Balance at July 31, 2008	$193
Increases as a result of tax positions taken during 2009	-
Increases as a result of tax positions taken in prior years	43

Balance at July 31, 2009	$236

We file income tax returns in the United States and Canadian federal jurisdictions as well as various United States state jurisdictions.  The tax years that remain subject to examination are 2005 through 2008 in the United States.  We also have available NOLs dating from 1998 which could be subject to examination by taxing authorities.  The tax years that remain subject to examination in Canada are 2002 through 2008.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2009, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $236 included $59 for interest and penalties associated with unrecognized tax benefits.

NOTE 15 – 401(k) SAVINGS PLAN

Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees.  Eligible employees may contribute, through payroll deductions, up to the statutory limits.  We match each dollar a participant contributes with a maximum contribution of six percent (6.0%) of a participant’s eligible compensation.  We contributed approximately $82 and $67 to the plan during 2009 and 2008, respectively.

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

As of July 31, 2008, we completed all earnout payments on the BXI earnout.  Total BXI earnout payments we have made since the acquisition were $301.  On August 1, 2008, we entered into a new agreement with Intagio to purchase certain assets of a media services business. At Closing, we paid Intagio the purchase price for the August 1, 2008 transaction as well as a prepayment of $150 to satisfy, in full, our maximum post-closing obligation to Intagio for the Intagio earnout.  After this payment, we have no further earnout obligations to Intagio.

Changes to goodwill were as follows:

	Year Ended July 31,
	2009	2008
Beginning balance	$3,168	$1,740
Adjustments for BXI legal claims	-	(9)
Additions from the Intagio acquisition	-	1,513
Sales of certain regions acquired in the Intagio acquistion	-	(231)
Additions from the ATX Barter acquisition	-	5
BXI earnout payment	150	150
Ending balance	$3,318	$3,168

NOTE 17 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,899	$4,365	$3,981	$4,257	$16,502
Operating costs and expenses	3,877	4,130	3,637	3,831	15,475
Operating income	22	235	344	426	1,027
Other income - net	(2)	7	12	(16)	1
Income before taxes	20	242	356	410	1,028
Income tax expense	(25)	108	132	206	421
Net income	$45	$134	$224	$204	$607

Net income per common share
Basic	$-	$0.01	$0.01	$0.01	$0.03
Diluted	$-	$0.01	$0.01	$0.01	$0.03

Year ended July 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,853	$4,175	$3,871	$4,065	$15,964
Operating costs and expenses	3,581	3,693	3,463	3,726	14,463
Operating income	272	482	408	339	1,501
Other income - net	(1)	6	5	6	16
Income before taxes	271	488	413	345	1,517
Income tax expense (benefit)	115	175	183	110	583
Net income	$156	$313	$230	$235	$934

Net income per common share
Basic	$0.01	$0.02	$0.01	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.01	$0.05

NOTE 18 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services.  In aggregate, related party transactions did not exceed $65 in the years ended July 31, 2009 or 2008.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated known subsequent events through the close of business on October 13, 2009, the last full business day prior to the public issuance of the financial statements on which  the Company committed to publicly issue the financial statements.

Subsequent to July 31, 2009, on September 3, 2009 we amended a promissory note for our Toronto corporate office sale eliminating the 2010 balloon payment and  extending the maturity date of the Original Promissory Note to March 15, 2015. In addition, the bi-weekly payment was reduced from $3.5 to $2.5. As of September 3, 2009, the remaining outstanding principal balance of the original $435 Promissory note is $294.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework.  The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of July 31, 2009.  Based on its assessment using the criteria in the Internal Control—Integrated Framework, management believes that, as of July 31, 2009, the Company’s internal control over financial reporting was effective.

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

Compensatory Arrangements of Certain Officers

In connection with its annual performance review process, on October 8, 2009, the Company restructured the compensation of Steven White, Chief Executive Officer.  Mr. White will receive an annual base salary of $250,000 for serving as CEO.  Mr. White is not compensated for his services as interim Chief Financial Officer. Mr. White will no longer receive separate compensation for his service on the Board of Directors or receive a matching 401(k) employer contribution of up to 6.0% of his eligible compensation.  As incentive compensation, Mr. White was granted 195,000 shares of restricted common stock of the Company to be issued under the ITEX Corporation 2004 Equity Incentive Plan.  The restricted shares vest over a three-year period, subject to immediate vesting upon the occurrence of a change in control or the CEO’s termination.  Mr. White and the Company previously entered into a Change of Control Agreement, the form of which is filed as Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended January 31, 2008, and is incorporated herein by reference, that entitles him to receive a payment in connection with a “change of control,” as defined in the agreement, or change in control events coupled with the loss of his employment.  Mr. White is employed at will.

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

The information in the Proxy Statement set forth under the captions “Committees of the Board of Directors” and “Transactions with Related Persons” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to Ehrhardt Keefe Steiner & Hottman PC” and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement of Merger dated as of June 30, 2005, by and among BXI Exchange, Inc., ITEX Corporation, BXI Acquisition Sub, Inc., and The Intagio Group, Inc.	8-K	000-18275	2.1	7/06/05
2.2	Asset Purchase Agreement dated as of July 25, 2007, between ITEX Corporation and The Intagio Group, Inc.	8-K	000-18275	2.1	7/30/07
2.3	Asset Purchase Agreement dated as of August 1, 2008, between ITEX Corporation and The Intagio Group, Inc.	8-K	000-18275	2.1	8/06/08
3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.2	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08
10.1	Form of Indemnification Agreement	10-KSB	000-18275	10.9	11/13/03
10.2	Contract for the Purchase of Toronto Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and NYTO Trade Incorporated, with Secured Promissory Note and Security Agreement	8-K	000-18275	10.1	10/28/03
10.3	Contract for the Purchase of New York Corporate Office and Use of ITEX Client Information dated August 7, 2003, between ITEX Corporation and 44 Trade Corporation, with Secured Promissory Note and Security Agreement	8-K	000-18275	10.2	10/28/03
10.4	Contract for the Purchase of Sacramento Corporate Office and Use of ITEX Client Information dated October 2, 2003, between ITEX Corporation and Direct Business Exchange of California, Inc., with Secured Promissory Note and Security Agreement	8-K	000-18275	10.3	10/28/03
10.5	ITEX Corporation 2004 Equity Incentive Plan	14A	000-18275	Appendix B	2/13/04
10.6	Form of Restricted Stock Agreement	8-K	000-18275	10.1	7/10/06
10.7	Sublease dated as of November 3, 2006	8-K	000-18275	10.1	11/17/06
10.9	Amendment to Loan Agreement and Note, dated as of November 13, 2007	10-Q	000-18275	10.14	3/03/08
10.10	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc.	8-K	000-18275	10.1	7/30/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Form of Security Agreement between ITEX and The Intagio Group, Inc.	8-K	000-18275	10.2	7/30/07
10.12	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08
10.13	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08
10.14	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc.	8-K	000-18275	10.1	8/06/08
10.15	Form of Security Agreement between ITEX and The Intagio Group, Inc.	8-K	000-18275	10.2	8/06/08
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 14, 2009	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 14, 2009		By:	/s/ Steven White
Steven White, Chief Executive Officer, Interim
Chief Financial Officer and Chairman of the Board

Date: October 14, 2009		By:	/s/ John Wade
John Wade, Secretary, Treasurer, Director

Date: October 14, 2009		By:	/s/ Eric Best
Eric Best, Director