Form 10-Q
period 2009-10-31
ITEX CORP
filed 2009-12-10
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                 Yes ☐  No ☒

As of October 31, 2009, we had 18,051,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Quarterly Period Ended October 31, 2009

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31, 2009	July 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,098	$2,557
Accounts receivable, net of allowance of $340 and $351	765	895
Prepaid expenses	113	82
Loans and advances	50	57
Prepaid advertising credits	157	157
Deferred tax asset	739	739
Notes receivable - corporate office sales	225	242
Other current assets	13	19
Total current assets	5,160	4,748

Property and equipment, net of accumulated depreciation of $320 and $280	212	247
Intangible assets, net of amortization of $1,832 and $1,703	1,366	1,572
Deferred tax asset, net of current portion	5,641	5,798
Notes receivable - corporate office sales, net of current portion	768	624
Other long-term assets	366	354
Goodwill	3,282	3,318
Total assets	$16,795	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53	$98
Commissions payable to brokers	318	691
Accrued commissions to brokers	973	828
Accrued expenses	656	521
Deferred revenue	150	144
Advance payments	132	138
Total current liabilities	2,282	2,420

Long-term liabilities:
Other long-term liabilities	242	260
Total Liabilities	2,524	2,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 18,051 and 17,856 shares issued and outstanding, respectively	181	179
Additional paid-in capital	28,973	28,962
Accumulated deficit	(14,883)	(15,160)
Total stockholders' equity	14,271	13,981
Total liabilities and stockholders’ equity	$16,795	$16,661

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Quarter ended October 31,
	2009	2008
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,924	$3,899

Costs and expenses:
Cost of marketplace revenue	2,549	2,522
Corporate salaries, wages and employee benefits	411	510
Selling, general and administrative	454	660
Depreciation and amortization	170	185
	3,584	3,877

Income from operations	340	22

Other Income:
Interest, net	11	(2)
Gain on sale of corporate owned office	99	-
	110	(2)

Income before income taxes	450	20

Provision (benefit) for income taxes	173	(25)

Net income	$277	$45

Net income per common share:
Basic	$0.02	$-
Diluted	$0.02	$-

Weighted average shares outstanding
Basic	17,856	17,720
Diluted	17,856	17,816

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE QUARTER ENDED OCTOBER 31, 2009
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 31, 2009	17,856	$179	$28,962	$(15,160)	$13,981

Share-based compensation expense	195	2	11	-	13

Net income	-	-	-	277	277

Balance at October 31, 2009	18,051	$181	$28,973	$(14,883)	$14,271

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter ended October 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277	$45
Items to reconcile to net cash provided by operations:
Depreciation and amortization	170	184
Stock based compensation	12	62
Increase (decrease) in allowance for uncollectible receivables	(11)	-
Change in deferred income taxes	157	(27)
Gain on sale	(99)	-
Changes in operating assets and liabilities:
Accounts receivable, net	126	557
Prepaid expenses and advertising credits	(43)	5
Advances to brokers, net of repayments	-	(20)
Loans and advances	(7)	1
Other current assets	6	4
Accounts payable	(45)	(7)
Commissions payable to brokers	(373)	(356)
Accrued commissions to brokers	145	262
Accrued expenses	135	(14)
Deferred revenue	(11)	2
Long-term liabilities	-	(2)
Advance payments	(6)	10
Net cash provided by operating activities	433	706

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	-	(68)
Payment of contingent consideration for business acquisitions	-	(150)
Business sales	50	-
Purchase of property and equipment	(4)	(3)
Payments received from notes receivable - corporate office sales	48	51
Payments received from loans	14	12

Net cash provided by (used in) investing activities	108	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	-	(327)
Net cash used in financing activities	-	(327)

Net increase in cash	541	221
Cash and cash equivalents at beginning of period	2,557	1,061
Cash and cash equivalents at end of period	$3,098	$1,282

Supplemental cash flow information:
Cash paid for interest	-	22
Cash paid for taxes	-	31

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein

•	share based payments

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Reclassifications

Certain prior-year items have been reclassified to conform to the current-year presentation.

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010 “2009” for August 1, 2008 to July 31, 2009).  The Company’s fiscal first quarter is from August 1 to October 31 (“first quarter”).  The Company reports its results as of the last day of each calendar month (“accounting cycle”).

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired for any business combinations occurring prior to August 1, 2009. Subsequent to August 1, 2009, all costs to acquire a business will be expensed.

The Company identifies and records separately the intangible assets acquired apart from goodwill based on the specific criteria for separate recognition established per the accounting standards codification, namely:

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations.   During the Quarters ended October, 31 2009 and 2008, the Company recognized $7 and $0, expense on sale of advertising credits, respectively. Additionally the Company used approximately $28 and $0 of advertising credits in the Quarters ending October 31, 2009 and 2008 respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2009 and we did not identify any impairment. The primary evaluation measures of operational cash flow and stock price inputs since that last analysis have improved in this quarter so we have not identified any indications of impairment as of October 31, 2009.

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

Web services contracts include multiple deliverable components, in which we recognize revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

For transaction and association fees and other fees charged to members, the Company shares a portion of its revenue with the brokers in its Broker Network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis in accordance with the accounting standards codification. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

The Company records an allowance for uncollectible accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of October 31, 2009, we had no contracts to issue common stock, but we did have 100 warrants outstanding.

The following table presents a reconciliation of the denominators used in the computation of net income per common share I basic and net income per common share – diluted for the Quarters ended October 31, 2009 and 2008 (in thousands, except per share data):

	Quarters Ended October 31,
	2009	2008
	(unaudited)
Net income available for shareholders	$277	$45

Weighted avg. outstanding shares of common stock	17,856	17,720
Dilutive effect of stock options and restricted shares	-	96
Common stock and equivalents	17,856	17,816
Earnings per share:
Basic	$0.02	$-
Diluted	$0.02	$-

For the Quarters ended October 31, 2009 and 2008, none of the 100 warrants, respectively, attributable to the outstanding warrants were included in the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees.  We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, and for general Marketplace costs.  Our policy is to record transactions at the fair value of products or services received when those values are readily determinable

Our accounting policy follows the accounting standards codification which indicates that transactions in which non-monetary assets are exchanged for barter credits should be recorded at fair value of the assets (or services) involved.  The fair value of the assets received (in this case ITEX dollars) should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered or service provided.  Our position is that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the ITEX dollar received.  In addition, there is no cost basis to us for ITEX dollars.  Our conclusion may change if we could convert ITEX dollars into USD in the near term, as evidenced by a historical practice of converting ITEX dollars into USD shortly after receipt, or if quoted market prices in USD existed for the ITEX dollar.

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;
•	Revenue sharing with Brokers for transaction fees and association fees;
•	Incentives to Brokers for registering new members in the Marketplace;

We believe that fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. When our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values they were recorded at the cost basis of the trade dollars surrendered, which was zero.  However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values.  Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

Share-based Payments

The Company accounts for share-based compensation to its employees and directors and measures of the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees and directors are measured based on the fair market values of the underlying stock on the dates of grant.

Contingencies

In the normal course of our business we are periodically involved in litigation or claims.  We record litigation or claim-related expenses upon evaluation of among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated.  In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates.  We expense our legal costs associated with these matters when incurred.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. The guidance is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In April 2008, the FASB issued additional information on the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  This guidance is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In March 2008, the FASB issued guidance that is intended to enhance the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provision is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In December 2007, the FASB issued guidance on business combinations.  The guidance retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities.  It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred.  This provision was effective for us on August 1, 2009, the beginning of our 2010 reporting periods.  The provision applied prospectively to our business combinations completed on or after August 1, 2009 and did not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued guidance which changed the accounting and reporting requirements for minority interests.  Under the provisions, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions.  In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated Statements of Income.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings.  The provision was effective for us on August 1, 2009, the beginning of our 2010 reporting periods.  This provision will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued guidance which was intended to provide guidance for using fair value to measure assets and liabilities.  In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value.  With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings.  We adopted certain provisions of this guidance on August 1, 2008, the beginning of our 2009 reporting periods.   The adoption affected our accounting policy regarding ITEX dollar activities but there will be no impact on future results of operations, cash flows and financial position.  In February 2008, the FASB delayed the effective date of this provision for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions include goodwill and other intangible assets.  Full adoption of this provision was effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

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

The expected lives of the membership list, trade name and noncompetition agreement are ten years, ten years and one year, respectively.  At the closing, ITEX paid Intagio the $68 cash purchase price as well as an accelerated final payment of $150 to satisfy, in full, its maximum post-closing contingent consideration resulting from the previous acquisition made from Intagio in August of 2007 (see Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009).

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

During quarters ending October 31, 2009 and 2008, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Quarter ended October 31,
	2009	2008
Revenue:
Marketplace and other revenue	$14	$71

Costs and expenses:
Cost of marketplace revenue	-	-
Corporate salaries, wages and employee benefits	1	3
Selling, general and administrative	13	68
Depreciation and amortization	-	-
	14	71

Income from operations	-	-

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

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2009. Changes in the carrying amount of the intangible assets in the quarter ended October 31, 2009 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

Amount allocated to sale of SF Corporate owned office	(76)	-	-	(76)
Amortization	(122)	(7)	(1)	(130)
Balance as of October 31, 2009	$1,313	$36	$17	$1,366

Based on identified intangible assets recorded as of October 31, 2009 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total

2010 (1)	346	20	1	367
2011	442	16	2	460
2012	226	-	2	228
2013	225	-	2	227
Thereafter	74	-	10	84
Total	$1,313	$36	$17	$1,366

(1)	The expected amortization for 2010 reflects amortization expense that the Company anticipates to be recognized in the nine-month period from November 1, 2009 to July 31, 2010.

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

The acquisition of certain assets of Intagio, made in July of 2007, included contingent consideration in a form of an earn out agreement.  The earn out amount was based on the achievement of certain revenue targets in the four-quarter period beginning August 1, 2008 and ending July 31, 2009 to the maximum amount of $150.

As discussed in Note 2, in August 2008, ITEX made an additional acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earn out.  No further earn out obligations to Intagio remain as of October 31, 2009.

In October 2009, ITEX sold assets originally acquired in the 2007 Intagio acquisition. As part of the sale, ITEX allocated a pro rata portion of Membership list and Goodwill to the sale in the amount of $76 and $36, respectively. The pro rata percentage amount for Goodwill was calculated using the relative fair value of the San Francisco corporate office to the estimated fair value of the ITEX network as a whole. The pro rata percentage amount of unamortized Membership list was calculated using the amount of the San Francisco corporate office member transaction volume over the total transaction volume of the retained members acquired in the 2007 Intagio transaction.

Changes in the carrying amount of goodwill in the quarter ended October 31, 2009 are summarized as follows (in thousands):

Balance as of July 31, 2009	$3,318
Sale of SF Corporate owned office	(36)
Balance as of October 31, 2009	$3,282

NOTE 6 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Cleveland, Ohio. These leases expire between May 2011 and April 2015.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars until June 1, 2009.

Future minimum payments at October 31, 2009 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars

2010 (1)	211
2011	282
2012	188
2013	163
2014	166
2015	127

Total	$1,137

(1)	The expected payments for 2010 reflect future minimum payments for the nine-month period from November 1, 2009 to July 31, 2010.

Rent expense, including utilities and common area charges, was $79 and $82, respectively for the quarters ended October 31, 2009 and 2008.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at October 31, 2009 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2010 (1)	31
2011	15

Total	$46

(1)	The expected payments for 2010 reflect future minimum payments for the nine-month period from November 1, 2009 to July 31, 2010.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $2.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2010. The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the quarter ended October 31, 2009 and there was no outstanding balance as of October 31, 2009.  The Company may utilize this credit facility for short-term needs in the future.

On November 4, 2009, the maximum loan amount under the revolving credit facility increased from $1.5 million to $2.5 million and its maturity date was extended to November 30, 2010.

On August 1, 2007, the Company entered into a $1.1 million note payable to Intagio in the form of a senior subordinated secured promissory note (“Intagio Note”) with interest at 8.0% and repayments in 24 equal monthly installments.  Total principal repayments for the quarter ended October 31, 2008 amounted to $143. The outstanding balance of the note at October 31, 2008 was $448. The remaining outstanding balance of the $1.1 million note was paid in full on April 16, 2009.

As discussed in Note 2, in connection to the acquisition from Intagio of certain assets of a media services company, the Company entered into a $688 senior subordinated secured promissory note due to the seller with the interest rate of 8.00% payable in eleven equal monthly payments of $65. Total principal repayments for the quarter ended October 31, 2008 amounted to $184. The outstanding balance of the note at October 31, 2008 was $454. In November 2008, the purchase consideration was adjusted by a mutual agreement between the buyer and the seller. The promissory note original principal balance was reduced by $50 to $638. The remaining outstanding balance of the note in the amount of $454 was paid in full on November 10, 2008.

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

We will vigorously defend against the lawsuit discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in our opinion, the foregoing proceeding should ultimately not result in any liability that would have a material adverse effect on our results of operations, cash flows or financial position.  We have not established any reserves for any potential liability relating to the foregoing litigation matter.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Quarter ended October 31
	2009		2008
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$153	34%	$7	34%
State income taxes	16	4%	2	10%
Research and development credit	(1)	0%	-	0%
Permanent differences	5	1%	-	0%
Change in effective state rate	-	0%	(34)	-170%

Provision for income taxes	$173	38%	$(25)	-126%

The change in effective state rate of $34 for the period ending October 31, 2009 compared to the corresponding period ending October 31, 2008 relates primarily to increase in recognition of deferred tax assets at higher state tax rates during the period ending October 31, 2008. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. Both factors lead to the increase in effective tax rate and the resulting increase in the expected future realizable tax benefits at the time when the deferred tax assets are expected to reverse.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of October 31, 2009 is as follows (in thousands):

Balance at July 31, 2009	$236
Additions based on tax positions related to the current year	33
Balance at October 31, 2009	$269

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

0 and 195 shares remained available for future grants under the 2004 Plan at October 31, 2009 and July 31, 2009, respectively.

In October 2009, the Company issued 195 restricted shares to the Company’s CEO, valued at the grant date stock price of $0.68 per share, with a vesting period of 3 years from the date of grant. The grant is to be amortized over the respective requisite service period of three years.

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

In July 2006, the Company issued 340 restricted shares to the Company’s CEO and a certain employee, valued at the grant date stock price of $0.59 per share, with the vesting period of 3 years from the date of grant. Those grants were amortized over their respective requisite services periods of three years.

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

The stock-based compensation expense, including the warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Quarter ended October 31,
	2009	2008

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$3	$17
Selling, general and administrative	9	45

Total stock-based compensation expense	12	62

At October 31, 2009, 195 shares of common stock granted under the 2004 Plan remained unvested. At October 31, 2009, the Company had $130 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 36 months.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated known subsequent events through the close of business on December 9, 2009, the last full business day prior to the public issuance of the financial statements on which the Company committed to publicly issue the financial statements.

On November 4, 2010, ITEX Corporation and U.S. Bank entered into an Amendment to Loan Agreement and Note, to increase the maximum loan amount under its revolving credit facility from $1.5 million to $2.5 million and to extend the maturity date to November 30, 2010. There is no current outstanding balance on the line of credit.

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable approximately 24 thousand member businesses (our “members”) to trade goods and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  Our fiscal first quarter is from August 1 to October 31 (“first quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

For the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008, our revenue increased by $25, or 1%, from $3,899 to $3,924 and our income from operations increased by $318, or 1,445%, from $22 to $340.

We are seeking to continue to increase our revenue by:

•	minimizing the barriers to join the Marketplace;
•	marketing the benefits of participation in the marketplace;
•	adding new franchisees;
•	enhancing our internet applications and web services.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2009	2008
	(unaudited)
Revenue	$3,924	$3,899
Costs and expenses	3,584	3,877
Income from operations	340	22

Net interest income	11	(2)
Gain on sales of offices, net	99	-
Income before income taxes	450	20

Provision (benefit) for income taxes	173	(25)

Net income	$277	$45

Net income per common share:
Basic	$0.02	$-
Diluted	$0.02	$-

Average common and equivalent shares:
Basic	17,856	17,720
Diluted	17,856	17,816

Revenue for the quarter ended October 31, 2009, as compared to the corresponding quarter of fiscal 2009, increased by $25, or 1%.  The increase in revenues came mostly from the introduction of our web services initiatives which generated $87 in the quarter ended October 31, 2009, as compared to $0 for the corresponding quarter of fiscal 2009. This increase was offset somewhat by a decrease in our other revenues of $79. This decrease was primarily driven by lower ITEX dollar revenue utilized in the quarter ended October 31, 2009, $14 as compared to $71 in the corresponding quarter of fiscal 2009.

Income from operations for the quarter ended October 31, 2009, as compared to the corresponding quarter of fiscal 2009, increased by $318 or 1,445%. This increase is primarily the result of a decrease in operating expenses. Operating expenses decreased by $320, or 24% for the quarter ended October 31, 2009, as compared to the corresponding period of fiscal 2009. Of this decrease in operating expenses, corporate salaries, wages and employee benefits decreased by $98, selling and general and administrative expenses decreased by $206, and depreciation and amortization decreased by $15. The most significant decrease in the operating expenses was the termination of our investment and public relations advisory initiatives in the third quarter of 2009. For the quarter ended October 31, 2009, $3 was spent on investor relations as compared to $122 in the corresponding quarter of fiscal 2009, a decrease of $119.

Net income for the quarter ended October 31, 2009, as compared to the corresponding quarter of fiscal 2009, increased by $232 or 516% as a result of the increase in the income from operations and the $99 gain on the sale of our San Francisco corporate owned office. In the quarter ended October 31, 2008, we recorded a benefit for income taxes of $25 as compared to an income tax expense of $173 for the quarter ended October 31, 2009.  Earnings per share for the same quarters increased from $0.00 per share in the quarter ended October 31, 2008 to $0.02 per share in the quarter ended October 31, 2009.

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

On February 1, 2008, we acquired from ATX The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list, and incorporated the acquired member base into a corporate owned office in Cleveland, Ohio.

On August 1, 2007, we acquired from Intagio certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses.  These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by our existing network. Our post-acquisition actions have contributed to the success of the Intagio acquisition.  After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing franchisees in two separate transactions.  We retained three Intagio regions to operate as corporate-owned offices.  In October 2009, we sold the San Francisco, CA corporate owned office to an existing broker.

Web Services

We expanded our investment in information technology personnel and network infrastructure in support of our new subscription-based service offerings.  We offer third-party subscription rights to our proprietary online broker and client relationship management platform to companies whose business model will be enhanced by using a digital currency.  In February 2009, we entered into our first such subscription-based agreement with a Fortune 1000 media services company, followed by a second subscription-based agreement in May 2009 with ITEX Latin America, Inc., a Panama corporation.  Our fees include a one-time subscription fee in addition to a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. As of October 31, 2009 we have a total of $328 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $89 is in Current liabilities – Deferred revenue and $239 is in other long-term liabilities.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the quarter ended October 31, 2009 and 2008 with amounts expressed as a percentage of total revenues (in thousands):

	Quarter ended October 31,
	2009		2008
	(unaudited)
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,924	100%	$3,899	100%

Costs and expenses:
Cost of marketplace revenue	2,549	65%	2,522	65%
Salaries, wages and employee benefits	411	10%	510	13%
Selling, general and administrative	454	12%	660	17%
Depreciation and amortization	170	4%	185	5%
	3,584	91%	3,877	99%

Income from operations	340	9%	22	1%

Interest income (expense), net	11	0%	(2)	0%
Gain on sale of Corporate owned office	99	3%	0	0%
Income before income taxes	450	11%	20	0%

Provision (benefit) for income taxes	173	4%	(25)	-1%

Net income	$277	7%	$45	1%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	increase (decrease)
	(unaudited)

Transaction fees	$2,570	$2,600	-1%
Association fees	1,191	1,145	4%
Other revenue	163	154	6%
	$3,924	$3,899	1%

Marketplace revenue for the quarter ended October 31, 2009 was $3,924 as compared to $3,899 for the quarter ended October 31, 2008, a slight overall increase of $25, or 1%.

Transaction fees decreased by $30 from $2,600 for the quarter ended October 31, 2008, to $2,570 a decrease of 1%. The decrease in transaction fees was due to slightly lower transaction volume for the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008.

Association fees increased by $46 from $1,145 for the quarter ended October 31, 2008, to $1,191 an increase of 4%. The increase in association fees is due to the increased number of new accounts opened.

Other revenues increased by $9 from $154 for the quarter ended October 31, 2008, to $163 an increase of 6%. The increase in other revenues was largely from the introduction of our web services initiatives which generated $87 in the quarter ended October 31, 2009, as compared to $0 for the corresponding quarter of fiscal 2009. This increase was offset by a decrease in ITEX dollar revenue utilized in the marketplace during the quarter ended October 31, 2009 of $14 as compared to $71 in the corresponding quarter of fiscal 2009.

On February 12,  2009, we granted a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. This was followed by a second subscription-based agreement in May 2009 with ITEX Latin America, Inc., a Panama corporation.  Our fees include a one-time subscription fee in addition to a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $87 in the quarter ended October 31, 2009, as compared to $0 for quarter ended October 31, 2008.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $14 and $71 as ITEX dollar revenue for the quarters ended October 31, 2009 and 2008, respectively.

The corresponding ITEX dollar expenses in the first quarter of 2010 were for legal, printing, rents, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate owned offices, payment of processing fees and other expenses directly correlated to marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	increase (decrease)
	(unaudited)

Transaction fee commissions	$1,802	$1,879	-4%
Association fee commissions	415	388	7%
Corporate owned office compensation costs	234	171	37%
Other costs of revenue	98	84	17%
	$2,549	$2,522	1%

Costs of marketplace revenue as percentage of total revenue	65%	65%

Costs of marketplace revenue for the quarter ended October 31, 2009 was $2,549 as compared to $2,522 for the quarter ended October 31, 2008, an increase of $27, or 1%. The overall costs of marketplace revenue remained on relatively similar levels as a percentage of total revenue.
 Transaction fee commissions decreased by $77 for the quarter ended October 31, 2009, as compared to quarter ended October 31, 2008. The decrease in transaction fees was primarily due to the corresponding decrease in Transaction fee revenues.

Association fee commissions increased by $27 from $388 for the quarter ended October 31, 2008, to $415. This increase was primarily a result of increased association revenue as a result of more members signed into the ITEX network.

Our corporate owned office costs increased by $63 for the quarter ended October 31, 2009 as compared to the quarter ended October 31, 2008. This increase was primarily due to a change in allocation of expenses to this cost category. We allocated $52 of operating expenses for the quarter ended October 31, 2009 as compared $0 allocation made in the quarter ended October 31, 2008.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	decrease
	(unaudited)

Corporate salaries, wages and employee benefits	$411	$510	-19%

Corporate salaries, wages and employee benefits as percentage of total revenue	10%	13%

Corporate salaries, wages and employee benefits expenses for the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008, decreased by $99, or 19%. These expenses also decreased as a percentage of the total revenue in the periods presented. The decrease is due to recruiting fees of $31 that occurred in 2009 that were $0 in 2010; an additional $27 in corporate salaries that was reclassified to corporate owned stores in 2010; and a reduction in stock-based compensation of $14.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	increase
	(unaudited)

Selling, general and administrative expenses	$454	$660	-31%

Selling, general and administrative expenses as percentage of total revenue	12%	17%

Selling, general and administrative expenses for the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008, decreased by $206, or 31%. Our selling general and administrative expenses also decreased as a percentage of total revenues in the periods presented. The decrease is due primarily to a reduction of $119 in investor relations and $45 in professional consulting services and, to a lesser extent, due to a $41 decrease in ITEX dollars utilized in the quarter ending October 31, 2009. Those decreases were partially offset by a $99 increase in bad debt expense.

 In the quarter ending October 31, 2008, we retained an investor relations firm and an investment bank in order to expose our company to new investors and to consider strategic alternatives.  We presented to numerous research analysts, portfolio managers and equity firms around the country to discuss the ITEX business model, our financial performance and expansion goals.  These relationships were terminated in the third quarter of 2009 and as a result there was not a similar expenditure in the quarter ended October 31, 2009.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	increase
	(unaudited)

Depreciation and amortization	$170	$185	-8%

Depreciation and amortization as percentage of total revenue	4%	5%

Depreciation and amortization for the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008, decreased by $15, or 8%. Depreciation and amortization also decreased as a percentage of total revenues in the periods presented. The decreases are primarily related to the completion of the amortization of a non-compete agreement associated with acquisition of certain assets.

Other Income

Other income includes interest received on notes receivable and promissory notes, certain one-time gains and losses and offsetting interest expense on notes payable.  It includes interest expense resulting primarily from our two notes payable to Intagio. Those notes originated from the August 2007 and August 2008 business acquisitions. Both notes have been paid in full.

Comparative results are as follows (in thousands):

	Quarter ended October 31,		Percent
	2009	2008	increase (decrease)
	(unaudited)

Interest income/(expense), net	$11	$(2)	650%
Gain on sale of corporate owned office	$99	$-	100%
Other income/(expense)	$110	$(2)	5600%

Other income/(expense), net as percentage of total revenue	3%	0%

Interest income/ (expense), net for the quarter ended October 31, 2009, as compared to the quarter ended October 31, 2008, increased by $13, or 650%. The increase relates primarily to a $22 decrease in interest expense due to the notes being paid in full. This increase was offset by a $9 decrease in interest income on declining balances of notes receivable for corporate office sales. Gain on sale increased by $99 due to the sale of the San Francisco corporate owned office in October 2009. As a result of the sale, a new corporate office notes receivable was originated in the amount of $175.

Income Taxes

Comparative results are as follows (in thousands):

	Quarter ended October 31
	2009		2008
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$153	34%	$7	34%
State income taxes	16	4%	2	10%
Research and development credit	(1)	0%	-	0%
Permanent differences	5	1%	-	0%
Change in effective state rate	-	0%	(34)	-170%
Other	-	0%	-	0%
Provision for income taxes	$173	38%	$(25)	-126%

In the first quarter of 2010, we recognized a $173 provision for income taxes, compared to the $25 benefit for income taxes in the first quarter of 2009, which represents a $198 increase in income taxes, primarily due to the increase in our pre-tax income.

The effective tax rate related to our provision for income taxes in the first quarter of 2010 was a rate of 38%. The effective tax rate related to our recorded benefit for income taxes in the corresponding quarter of 2009 was a negative rate of 126%.

In the quarter ended October 31, 2009, the provision for income taxes of $173 is related to the income before income taxes for the quarter of $450. In the quarter ended October 31, 2008, the recognition of the $25 benefit for income taxes despite the pretax income of $20 generated for the quarter was primarily related to the increase in the effective state tax rate. In addition, the change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. The increase in effective tax rate lead to the increase in the expected future realizable tax benefits at the time when our deferred tax assets are expected to reverse.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2009 and October 31, 2009, we had $2.6 million and $3.1 million, respectively, in cash and cash equivalents. Additionally, we have a revolving credit agreement to establish a $2.5 million line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2010. We have no outstanding balance on our line of credit as of October 31, 2009.

During our quarter ended October 31, 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68 and a note payable of $638.  In the first quarter of 2009, we made payments of $184 on this note payable. The remaining balance on this note was paid in full in November of 2008.

The following table presents a summary of our cash flows for the quarters ended October 31, 2009 and 2008 (in thousands):

	Quarter ended October 31,
	2009	2008
	(unaudited)
Cash provided by operating activities	$433	$706
Cash provided by (used) in investing activities	108	(158)
Cash used in financing activities	-	(327)
Increase (decrease) in cash	$541	$221

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and in the first quarter of 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of October 31, 2009, includes advertising credits originally obtained in our business acquisition in August 2008 in the amount of $433, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our contemplated future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the quarter ended October 31, 2009, net cash provided by operating activities was $433 compared with $706 in the quarter ended October 31, 2008 a decrease of $273, or 39%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities due to cycle close timing, offset somewhat by the increase in net income and the decrease in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Quarter ended October 31,
	2009	2008
	(unaudited)
Net income	$277	$45
Add: non-cash expenses	229	219
Add: changes in operating assets and liabilities	(73)	442
Net cash provided by operating activities	$433	$706

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, the changes in the deferred portion of the provision (benefit) for income taxes and gain on sale of assets.

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Quarter ended October 31,
	2009		2008
	Amount	Percent of total	Amount	Percent of total
	(unaudited)
Credit cards	$2,855	65%	$2,749	61%
Electronic funds transfer	1,177	27%	1,188	26%
Cash and checks	357	8%	582	13%
Cash received from marketplace members	$4,389	100%	$4,519	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the quarter ended  October 31, 2009, net cash provided by investing activities was $108 compared with $158 used in investing activities in the quarter ended October 31, 2008, a decrease of $50, or 32%.  In the quarter ended October 31, 2008, the net cash used in investing activities was primarily related to $68 cash consideration paid for the August 2008 acquisition from Intagio as well as $150 final settlement of contingent consideration from August 2007 acquisition. In the quarter ended October 31, 2009, the net cash provided by investing activities was primarily related to the collection of existing notes receivables and the sale of a corporate owned office.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.

For the quarter ended  October 31, 2009, net cash used in financing activities was $0 compared with $327 used in financing activities in the quarter ended October 31, 2008, an decrease of cash used in financing activities of $327. In the quarter ended October 31, 2008, we made principal repayments on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio.

Commitments and Contingencies

 We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Cleveland, Ohio. These leases expire between May 2011 and April 2015.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars through June 1, 2009.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2009 are presented below (in thousands):

Year ending July 31,	Operating leases	Purchase commitments	Total

2010 (1)	$211	$31	$242
2011	282	15	297
2012	188	-	188
2013	163	-	163
2014	166	-	166
2015	127	-	127
Total	$1,137	$46	$1,183

(1)	The expected payments for 2010 reflect future minimum payments for the nine-month period from November 1, 2009 to July 31, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including allowances for uncollectible accounts;
•	accounting for ITEX dollar activities;
•	the allocation of purchase price in business combinations
•	accounting for goodwill and other long-lived intangible assets;
•	accounting for income taxes; and
•	share-based compensation.

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
For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2009 annual report on Form 10-K.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. The guidance is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In April 2008, the FASB issued additional information on the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  This guidance is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In March 2008, the FASB issued guidance that is intended to enhance the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provision is effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods. We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In December 2007, the FASB issued guidance on business combinations.  The guidance retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities.  It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred.  This provision was effective for us on August 1, 2009, the beginning of our 2010 reporting periods.  The provision applied prospectively to our business combinations completed on or after August 1, 2009 and did not require us to adjust or modify how we recorded any acquisition prior to that date.

In December 2007, the FASB issued guidance which changed the accounting and reporting requirements for minority interests.  Under the provisions, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity.  Subsequently, we would be required to record all changes in interests that do not result in changes in control as equity transactions.  In addition, we would report net income attributable to noncontrolling interests on the face of our consolidated Statements of Income.  Upon a loss of control, we would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings.  The provision was effective for us on August 1, 2009, the beginning of our 2010 reporting periods.  This provision will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued guidance which was intended to provide guidance for using fair value to measure assets and liabilities.  In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value.  With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings.  We adopted certain provisions of this guidance on August 1, 2008, the beginning of our 2009 reporting periods.   The adoption affected our accounting policy regarding ITEX dollar activities but there will be no impact on future results of operations, cash flows and financial position.  In February 2008, the FASB delayed the effective date of this provision for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions include goodwill and other intangible assets.  Full adoption of this provision was effective for us beginning August 1, 2009, the beginning of our 2010 reporting periods.  We adopted this guidance on August 1, 2009 and it had no material impact on our results of operations, cash flows or financial position.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

The issues and uncertainties listed below, among other, may adversely impact and impair our business and should be considered in evaluating our financial outlook and the forward-looking statements included in this report.

Our future revenue growth and profitability remains uncertain.

During 2009 and the first quarter of 2010, we have increased revenues.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available.  We have sustained profitable operations for six years.  However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

We transact business in Canadian dollars as well as US dollars.  In the three month period ended October 31, 2009, approximately 7% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

While we determined in our Management Report on Internal Control over Financial Reporting included in our Form 10-K for the fiscal year ended July 31, 2009, that our internal control over financial reporting was effective as of July 31, 2009, we must continue to monitor and assess our internal control over financial reporting.  If we identify one or more future material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year end, we will be unable to assert our internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.  That would likely have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES

On October 8, 2009, 195,000 shares of restricted common stock were awarded Steven White, Chief Executive Officer, as incentive compensation under the ITEX Corporation 2004 Equity Incentive Plan.  The restricted shares vest over a three-year period, subject to immediate vesting upon the occurrence of a change in control or the CEO’s termination.  The recipient was accredited, had access to all material information concerning the Company, and acquired the securities for investment.  An appropriate legend was affixed to the certificate issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

ITEX CORPORATION
(Registrant)

Date: December 10, 2009	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer