Form 10-Q
period 2010-01-31
ITEX CORP
filed 2010-03-09
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010.

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
Yes ☐  No ☒

As of January 31, 2010, we had 18,051,248 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three-month Period Ended January 31, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
 (Unaudited)
	January 31, 2010	July 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$3,627	$2,557
Accounts receivable, net of allowance of $330 and $351	1,234	895
Prepaid expenses	194	82
Loans and advances	62	57
Prepaid advertising credits	157	157
Deferred tax asset	739	739
Notes receivable - corporate office sales	164	242
Other current assets	12	19
Total current assets	6,189	4,748

Property and equipment, net of accumulated depreciation of $358 and $280	171	247
Intangible assets, net of accumulated amortization of $1,956 and $1,703	1,242	1,572
Deferred tax asset, net of current portion	5,543	5,798
Notes receivable - corporate office sales, net of current portion	514	624
Other long-term assets	337	354
Goodwill	3,282	3,318
Total assets	$17,278	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113	$98
Commissions payable to brokers	372	691
Accrued commissions to brokers	1,268	828
Accrued expenses	592	521
Deferred revenue	125	144
Advance payments	124	138
Total current liabilities	2,594	2,420

Long-term liabilities:
Other long-term liabilities	224	260
Total Liabilities	2,818	2,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 17,887 and 17,856 shares issued and outstanding, respectively	181	179
Additional paid-in capital	28,990	28,962
Accumulated deficit	(14,711)	(15,160)
Total stockholders' equity	14,460	13,981
Total liabilities and stockholders’ equity	$17,278	$16,661

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended January 31,		Six-Months Ended January 31,
	2010	2009	2010	2009

Revenue:
Marketplace revenue and other revenue	$4,537	$4,365	$8,460	$8,264

Costs and expenses:
Cost of Marketplace revenue	2,907	2,779	5,456	5,301
Corporate salaries, wages and employee benefits	479	455	891	965
Selling, general and administrative	462	707	915	1,367
Depreciation and amortization	163	189	333	374
	4,011	4,130	7,595	8,007

Income from operations	526	235	865	257

Other income (expense)
Net interest	10	7	21	5
Gain (loss) on sale of assets	(257)	-	(157)	-
	(247)	7	(136)	5

Income before income taxes	279	242	729	262

Provision for income taxes	107	108	280	83

Net income	$172	$134	$449	$179

Net income per common share:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

Weighted average shares outstanding
Basic	17,873	17,756	17,846	17,737
Diluted	17,892	17,858	17,856	17,837

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2010
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2009	17,856	$179	$28,962	$(15,160)	$13,981

Share-based compensation expense	31	2	28	-	30

Net income	-	-	-	449	449

Balance at January 31, 2010	17,887	$181	$28,990	$(14,711)	$14,460

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six-months ended January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$449	$179
Items to reconcile to net cash provided by operations:
Depreciation and amortization	333	374
Share based compensation	30	76
Increase/(Decrease) in allowance for uncollectible accounts	(21)	-
Change in deferred income taxes	255	63
Loss on Note – Seattle	255	-
Gain on Sale - SF Office	(99)	-
Loss on disposal of equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable, net	(332)	339
Prepaid expenses	(95)	82
Advances to brokers, net of repayments	(11)	(25)
Notes receivable from customers, net of repayments	(14)	(6)
Other current assets	7	17
Accounts payable	11	(114)
Commissions payable to brokers	(318)	(276)
Accrued commissions to brokers	441	437
Accrued expenses	71	30
Deferred revenue	(54)	(9)
Long-term liabilities	-	(4)
Advance payments	(13)	23
Net cash provided by operating activities	895	1,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	-	(68)
Payment of contingent consideration for business acquisitions	-	(150)
Business sales	50	-
Purchase of property and equipment	(2)	(13)
Payments received from notes receivable - corporate office sales	107	97
Payments received from loans	20	21
Net cash provided by (used in) investing activities	175	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	-	(928)
Net cash used in financing activities	-	(928)

Net increase in cash	1,070	146
Cash and cash equivalents at beginning of period	2,557	1,061
Cash and cash equivalents at end of period	$3,627	$1,207

Supplemental cash flow information:
Cash paid for interest	-	31
Cash paid for taxes	3	52

Non-cash activities:
San Francisco Office note receivable	174	-

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  The Company’s fiscal second quarter is the three-month period from November 1, 2009 to January 31, 2010 (“second quarter”).  The Company’s first six months is from August 1, 2009 to January, 31, 2010.The Company reports its results as of the last day of each calendar month (“accounting cycle”).

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements, and it recorded a portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance are recorded as Other  long-term assets. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its members, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its members or as the Company utilizes such credits in its operations.   During the three-months ending January 31, 2010 and 2009, the Company recognized $7 and $12 expense on the sale of advertising credits, respectively. For the six month periods ended January 31, 2010 and 2009, the Company recognized $15 and $12 expense on sale of advertising credits, respectively. Additionally the Company used approximately $13 and $0 of advertising credits in the three-months ending January 31, 2010 and 2009 and $42 and $0 of advertising credits in the six-months ending January 31, 2010 and 2009, respectively for its own advertising needs.

 Notes Receivable

We review all notes receivable for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and a change in management of the Broker responsible for the note. During the three-months ended January 31, 2010 we reflected a loss of $255 from a default on a note receivable by a Broker.  In January 2010, we exercised our step-in rights and are currently managing this location as a corporate-owned office.  We expect to sell the management rights to this office within the next year, which will most likely result in a new note receivable along with generating a gain on sale of assets to be reflected in a subsequent reporting period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2009 and we did not identify any impairment. Management believes that there have been no triggering events since July 31, 2009 that would cause further evaluation of goodwill for impairment. The primary evaluation measures of operational cash flow and stock price inputs since that last analysis have improved in the six-months ended January 31, 2010 so we have not identified any indications of impairment as of January 31, 2010.

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

The Company’s largest sources of revenues are transaction fees and association fees.  The Company charges members of the Marketplace an association fee every operating cycle in accordance with its members’ individual agreements.  The Company also charges both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, the Company may charge various auxiliary fees to members, such as annual membership dues, late fees, finance charges, statement fees and insufficient fund fees.  The total fees charged to members are billed in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”).   The Company bills members for all fees at the end of each operating cycle. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  If paying through EFT or by credit card, generally the USD transaction fee is 5.0% to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle, the Company charges most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).

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

For transaction and association fees and some other fees charged to members, the Company shares a portion of its revenue with the Brokers in its Broker Network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis in accordance with the accounting standards codification. Commissions to Brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

The Company records an allowance for uncollectible accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Income Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of January 31, 2010, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 100,000 shares of common stock.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and six-month periods ended January 31, 2010 and 2009 (in thousands, except per share data):

	Three-months Ended January 31,		Six-months Ended January 31,
	2010	2009	2010	2009

Net income available for stockholders	$172	$134	$449	$179

Weighted avg. outstanding shares of common stock	17,873	17,756	17,846	17,737
Dilutive effect of stock options and restricted shares	19	102	10	100
Common stock and equivalents	17,892	17,858	17,856	17,837
Earnings per share:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

For the three and six-month periods ended January 31, 2010 and 2009, none of the 100,000 warrants, respectively, attributable to the outstanding warrants were included in the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

On November 10, 2008, the purchase consideration was adjusted by a mutual agreement between Intagio and the Company. The promissory note original principal balance was reduced by $50 to $638 and the Company agreed to pay immediately the full amount of the remaining outstanding balance of the note. During the three-months ended October 31, 2008, the Company made three monthly installment payments of $65 on this note. The remaining balance of $454 was paid in full on November 10, 2008.

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

During the three and six-month periods ended January 31, 2010 and 2009, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2010	2009	2010	2009
Revenue:
Marketplace and other revenue	$47	$88	$61	$159

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	-	3
Selling, general and administrative	47	88	61	156
Depreciation and amortization	-	-	-	-
	47	88	61	159

Income from operations	-	-	-	-

NOTE 4 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

As discussed in Note 1, the Company’s billing cycles occur in 13 four-week periods (“operating cycle”) during each year. The billing cycles do not correspond to the end of the calendar month, when the Company reports its results (“accounting cycle”).

 At the end of each operating cycle, the Company records commissions payable to Brokers based on a percentage of USD collections of revenues from association fees, transactions fees and some other fees.  The commissions are paid to Brokers in two equal installments with approximately one half paid one week after the end of the operating cycle and the second half paid three weeks after the end of the operating cycle.

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

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2009. Changes in the carrying amount of the intangible assets in the six-months ended January 31, 2010 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

Amount allocated to sale of SF Corporate owned office	(76)		-	(76)
Amortization	(239)	(14)	(1)	(254)
Balance as of January 31, 2010	$1,196	$29	$17	$1,242

Based on identified intangible assets recorded as of January 31, 2010 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total

2010 (1)	234	13	1	248
2011	447	16	2	465
2012	219	-	2	221
2013	219	-	2	221
Thereafter	77	-	10	87
Total	$1,196	$29	$17	$1,242

(1)	The expected amortization for 2010 reflects amortization expense that the Company anticipates to be recognized in the six-month period from February 1, 2010 to July 31, 2010.

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

As discussed in Note 2, in August 2008, ITEX made an additional acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earn out.  No further earn out obligations to Intagio remain as of January 31, 2010.

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

Changes in the carrying amount of goodwill in the six-months ended January 31, 2010 are summarized as follows (in thousands):

Balance as of July 31, 2009	$3,318
Sale of SF Corporate owned office in Q1 2010	(36)
Balance as of January 31, 2010	$3,282

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

Future minimum payments at January 31, 2010 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	Amount

2010 (1)	$141
2011	282
2012	188
2013	163
2014	166
2015	126

Total	$1,066

(1)	The expected payments for 2010 reflect future minimum payments for the six-month period from February 1, 2010 to July 31, 2010.

Rent expense, including utilities and common area charges, was $73 and $81, respectively for the three month periods ended January 31, 2010 and 2009.  Rent expense was $151 and $163 for the six month periods ended January 31, 2010 and 2009.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at January 31, 2010 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2010 (1)	20
2011	15

Total	$35

(1)	The expected payments for 2010 reflect future minimum payments for the six-month period from February 1, 2010 to July 31, 2010.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $2.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2010. The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the Three Months ended January 31, 2010 and there was no outstanding balance as of January 31, 2010.  The Company may utilize this credit facility for short-term needs in the future.

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

We will vigorously defend against the lawsuit discussed above.  While it is not feasible to predict the exact outcome of the proceedings, in our opinion, it is not likely that the foregoing proceeding would ultimately  result in any liability that would have a material adverse effect on our results of operations, cash flows or financial position.  We have not established any reserves for any potential liability relating to the foregoing litigation matter.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended January 31				Six-months ended January 31,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$95	34%	$82	34%	$248	34%	$89	34%
State income taxes	9	3%	21	9%	25	3%	22	8%
Research and development credit	-	0%	(1)	-1%	(1)	0%	(1)	-1%
Non-deductible expenses	3	1%	6	3%	8	1%	7	3%
Change in effective state rate and other items	-	0%	-	0%	-	0%	(34)	-13%
Other	-	0%	-	0%	-	0%	-	0%
Provision for income taxes	$107	38%	$108	45%	$280	38%	$83	31%

The change in effective state tax rate of 3% for the six month period ending January 31, 2010 compared to the 8% corresponding period ending January 31, 2009 relates primarily to increase in recognition of deferred tax assets at higher state tax rates during the six month period ended January 31, 2009. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. Both factors lead to the increase in effective tax rate and the resulting increase in the expected future realizable tax benefits at the time when the deferred tax assets are expected to reverse.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of January 31, 2010 is as follows (in thousands):

Balance at July 31, 2009	$249
Additions based on tax positions related to the current year	15
Balance at January 31, 2010	$264

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

NOTE 10 – SHARE-BASED PAYMENTS (in thousands, except per share amounts)

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 2 million shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

No shares remain available for future grants under the 2004 Plan.

In October 2009, the Company issued 195 restricted shares to the Company’s CEO, valued at the grant date stock price of $0.68 per share, with a vesting period of 3 years from the date of grant. The grant is to be amortized over the respective requisite service period of three years.

In December 2008, 90 shares of restricted common stock, valued at the grant date stock price of $0.43, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vest over calendar year ending December 31, 2009 in twelve equal monthly installments.

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

The stock-based compensation expense, including the warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2010	2009	2010	2009

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$11	$20	$14	$37
Selling, general and administrative	6	17	16	39

Total stock-based compensation expense	17	37	30	76

At January 31, 2010, 179 shares of common stock granted under the 2004 Plan remained unvested. At January 31, 2010, the Company had $119 of unrecognized compensation expense, expected to be recognized over a remaining weighted-average period of approximately 33 months.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  Our second quarter is the three-month period from November 1, 2009 to January 31, 2010 (“second quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

For the three-months ended January 31, 2010, as compared to the three-months ended January 31, 2009, our revenue increased by $172, or 4%, from $4,365 to $4,537 and our income from operations increased by $291, or 124%, from $235 to $526.

Our increase in revenues for the three and six-months ended January 31, 2010 came primarily from media and web services revenue streams. In February 2009, we began offering subscription-based rights to our proprietary online broker and client relationship management platform.  We are optimistic our web services revenue will continue to increase, however our success in this area is dampened by the lack of revenue growth in the rest of our core business.  Transaction fee revenue decreased by 1% for the three and six-month periods ended January 31, 2010, respectively, compared to the 2009 corresponding periods.

For the six-month period ended January 31, 2010, we also reflected a gain of $99 due to the sale of a San Francisco corporate-owned office, and absorbed a loss of $255 from a default on a note receivable by a Broker.  In January 2010, we exercised our step-in rights and are currently managing this location as a corporate-owned office.  We expect to sell the management rights to this office within the next year, which will generate a gain to be reflected in a subsequent reporting period.

For the six-month period ended January 31, 2010, as compared to the six-month period ended January 31, 2009, our revenue increased by $196, or 2%, from $8,264 to $8,460 and our income from operations increased by $608, or 237%, from $257 to $865.

We continue to seek to increase our revenue by:

•	minimizing the barriers to join the Marketplace;
•	marketing the benefits of participation in the Marketplace;
•	adding new Brokers;
•	Enhancing our internet applications and web services.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2010	2009	2010	2009

Revenue	$4,537	$4,365	$8,460	$8,264

Cost of marketplace revenue	$2,907	$2,779	$5,456	$5,301
Operating expenses	1,104	1,351	2,139	2,706
Income from operations	526	235	865	257

Other income (expense)	(247)	7	(136)	5
Income before income taxes	279	242	729	262

Provision for income taxes	107	108	280	83

Net income	$172	$134	$449	$179

Net income per common share:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

Average common and equivalent shares:
Basic	17,873	17,756	17,846	17,737
Diluted	17,892	17,858	17,856	17,837

Revenue for the three-months ended January 31, 2010, as compared to the corresponding period of fiscal 2009, increased by $172, or 4%. Revenue for the six-month period ended January 31, 2010, as compared to the corresponding six-month period of fiscal 2009, increased by $196, or 2%. The increase in revenues came primarily from media and web services revenue streams.

Income from operations for the three-months ended January 31, 2010, as compared to the corresponding quarter of fiscal 2009, increased by $291, or 124%. Income from operations for the six-month period ended January 31, 2010, as compared to the corresponding period of fiscal 2009, increased by $608, or 237%. The increase for both the quarter and the six-month period is the result of the increase in revenues along with a decrease in operating expenses.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $247, or 18% for the three-months ended January 31, 2010, compared to the corresponding period of fiscal 2009. Operating expenses decreased by $567, or 21% for the six-month period ended January 31, 2010, compared to the corresponding period of fiscal 2009.

The decrease in operating expenses in the three-months ended January 31, 2010, as compared to the corresponding period of fiscal 2009, resulted from a $245 decrease in selling, general and administrative expenses and a $26 decrease in depreciation and amortization. These decreases were offset somewhat by a $24 increase in corporate salaries, wages and employee benefits.

The decrease in operating expenses in the six-month period ended January 31, 2010, as compared to the corresponding period of fiscal 2009, resulted from a $452 decrease in selling, general and administrative expenses, $41 decrease in depreciation and amortization and a $74 decrease in corporate salaries, wages and employee benefits.

The most significant decrease in the operating expenses year over year is related to the decreases in our selling, general and administrative expenses, resulting from the conclusion of investor relations and financial advisory expenses that were payable in fiscal year 2009.

Net income for the three-months ended January 31, 2010, as compared to the corresponding period of fiscal 2009, increased by $38 or 28%. Net income for the six-month period ended January 31, 2010, as compared to the corresponding period of fiscal 2009, increased by $270, or 151%. The increase in net income for both the three and six-month periods resulted from the increased revenues and the decreases in expenses from operations.

Earnings per share remained at $0.01 per share in the three-months ended January 31, 2010 and 2009. Earnings per share increased from $0.01 per share for the six-month period ended January 31, 2009 to $0.03 per share for the six-month period ended January 31, 2010.

Growth by acquisition

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.    ITEX Media Services was launched with the August 2008 acquisition.  ITEX Media Services offers a variety of opportunities to the ITEX Marketplace and provides an “in kind” payment option for hospitality firms in funding their media campaigns.

On February 1, 2008, we acquired from ATX-The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list, and incorporated the acquired member base into a corporate owned office in Cleveland, Ohio.

On August 1, 2007, we acquired from Intagio certain assets of a commercial trade exchange network (“Intagio assets”) including a membership list of approximately two thousand member businesses.  These new member businesses are located primarily in six regions (“Intagio regions”) in the United States, four of which were previously not served by our existing network. Our post-acquisition actions have contributed to the success of the Intagio acquisition.  After the acquisition of the Intagio membership list, we sold three of the six newly acquired regions to two existing Brokers in two separate transactions.  We retained three Intagio regions to operate as corporate-owned offices.  In October 2009, we sold the San Francisco, CA corporate owned office to an existing Broker.

Web Services

We expanded our investment in information technology personnel and network infrastructure in support of our new subscription-based service offerings.  In February 2009, we began offering third-party subscription rights to our proprietary online broker and client relationship management platform to companies whose business model will be enhanced by using a digital currency.    Our fees include a one-time subscription fee in addition to a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. As of January 31, 2010 we have a total of $298 of deferred revenue derived from web services reflected on our balance sheet, of which $76 is in current liabilities – deferred revenue and $222 is in other long-term liabilities.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-month periods ended January 31, 2010 and 2009 with amounts expressed as a percentage of total revenues (in thousands):

	Three-months ended January 31,				Six-months ended January 31,
	2010		2009		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:

Marketplace revenue and other revenue	$4,537	100.0%	$4,365	100.0%	$8,460	100.0%	$8,264	100.0%

Costs and expenses:
Cost of Marketplace revenue	2,907	64.1%	2,779	63.7%	5,456	64.5%	5,301	64.1%
Salaries, wages and employee benefits	479	10.6%	455	10.4%	891	10.5%	965	11.7%
Selling, general and administrative	462	10.2%	707	16.2%	915	10.8%	1,367	16.5%
Depreciation and amortization	163	3.6%	189	4.3%	333	3.9%	374	4.6%
	4,011	88.4%	4,130	94.6%	7,595	89.8%	8,007	96.9%

Income from operations	526	11.6%	235	5.4%	865	10.2%	257	3.1%

Other Income/(expense)	(247)	-5.4%	7	0.2%	(136)	-1.6%	5	0.1%

Income before income taxes	279	6.1%	242	5.6%	729	8.6%	262	3.2%

Provision for income taxes	107	2.4%	108	2.5%	280	3.3%	83	1.0%

Net income	$172	3.8%	$134	3.1%	$449	5.3%	$179	2.2%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended January 31,			Six-months ended January 31,		Percent
	2010	2009	Percent increase	2010	2009	increase (decrease)
	(unaudited)			(unaudited)

Transaction fees	$2,989	$3,016	-1%	$5,559	$5,616	-1%
Association fees	1,206	1,162	4%	2,397	2,307	4%
Other revenue	342	187	83%	504	341	48%
	$4,537	$4,365	4%	$8,460	$8,264	2%

Total revenue increased by $172, or 4%, for the three-months ended January 31, 2010, as compared to the corresponding period ended January 31, 2009. Total revenue increased by $196, or 2% for the six-month period ended January 31, 2010, as compared to the six-month period ended January 31, 2009.

The increase in revenues for the three and six-month periods is primarily due to the increase in association fee revenue and other revenue. Other revenue increased by $155, or 83%, and $163, or 48%, for the three and six-month periods ended January 2010, respectively, as compared to the corresponding periods of 2009. Association fee revenue increased by $44, or 4%, and $90, or 4%, for the three and six-month periods ended January 2010, respectively, as compared to the corresponding periods of 2009.  These increases in revenue were offset somewhat by transaction fee revenue which decreased by $27, or 1%, and $57, or 1%, for the three and six-month periods ended January 2010, respectively, as compared to the corresponding periods of 2009.

The increase in the other revenue is primarily related to continued progress in our web services revenue initiatives which began on February 12, 2009, when we granted a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. This was followed by a second subscription-based agreement in May 2009.  Our fees include a one-time subscription fee in addition to support services provided and a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $165 and $252 in the three and six-month periods ended January 31, 2010, as compared to $0 and $0 for the three and six-months ended January 31, 2009, respectively.

The increase in the association fee revenue for the quarter and six-month period ended January 31, 2010 is primarily attributable to  more new member accounts opened and fewer closed accounts in these periods, as compared to the corresponding periods of 2009. The slight decrease in transaction revenue is related to fewer transactions completed in the comparable periods.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $47 and $88 as ITEX dollar revenue for the three-months ended January 31, 2010 and 2009, respectively. We recorded $61 and $159 as ITEX dollar revenue for the six-month periods ended January 31, 2010 and 2009, respectively.

The corresponding ITEX dollar expenses in the three and six-month period ending January 31, 2010 were for  printing, rents, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2010	2009	increase (decrease)	2010	2009	increase (decrease)

Transaction fee commissions	$2,110	$2,071	2%	$3,912	$3,950	-1%
Association fee commissions	427	409	4%	842	797	6%
Corporate-owned office costs	197	212	-7%	431	382	13%
Other costs of revenue	173	87	99%	271	172	58%
	$2,907	$2,779	5%	$5,456	$5,301	3%

Costs of Marketplace revenue as percentage of total revenue	64%	64%		64%	64%

Costs of Marketplace revenue for the three-months ended January 31, 2010, as compared to the three-months ended January 31, 2009, increased by $128, or 5%.  Costs of Marketplace revenue for the six-month period ended January 31, 2010, as compared to six-month period ended January 31, 2009, increased by $155, or 3%. The overall increase in costs of revenue corresponds to the increase in total revenue for the same periods. Costs of Marketplace revenue and a percentage of total revenue remained at 64% for both the three and six-month periods ended January 2010 and 2009, respectively.

Transaction fee commissions increased by $39, or 2% for the three-months ended January 31, 2010, as compared to the corresponding quarter of fiscal 2009.  The increase in transaction fee commissions was primarily due to the sale of our San Francisco corporate-owned store to an existing Broker in October 2009, Transaction fee commissions decreased by $38 or 1% for the six-month period ended January 31, 2010 as compared to the corresponding period of fiscal 2009 as transaction revenue decreased by a similar rate during the comparable periods

Association fee commissions increased by $18 and $45, or 4% and 6%, respectively for the three and six-month periods ended January 31, 2010 as compared to the corresponding periods of fiscal 2009. The increase in commissions was in line with the corresponding increase in association revenue for the same periods.

Corporate owned office costs consist of compensation and operating expenses. Our corporate owned office costs decreased by $15 or 7% for the three-months ended January 31, 2010, as compared to corresponding period ended January 31, 2009. The decrease is due to the sale of our San Francisco corporate-owned store in October of 2009 which resulted in lower costs during the three-months ended January 31, 2010. Corporate-owned office costs increased by $49 or 13% for the six-month period ended January 31, 2010, as compared to the six-months ended January 31, 2009 due to more costs being allocated from operating expenses in 2010 compared to the same period in 2009.

Other costs of revenue consist of miscellaneous Marketplace related expenses such as marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $86 and $99, or 99% and 58%, respectively for the three and six-month periods ended January 31, 2010 as compared to the corresponding periods of fiscal 2009. The primary increase is due to $79 of expense for computer equipment and software upgrades that will be awarded to Brokers upon meeting established eligibility requirements during the six-month period ended January 31, 2010.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Three-months ended January 31,		Percent	Six months ended January 31,		Percent
	2010	2009	increase	2010	2009	decrease

Corporate salaries, wages and employee benefits	$479	$455	5%	$891	$965	-8%

Corporate salaries, wages and employee benefits as percentage of total revenue	11%	10%		11%	12%

Corporate salaries, wages and employee benefits expenses increased by $24 or 5% for the three-months ended January 31, 2010, as compared to the corresponding period ended January 31, 2009. The increase is primarily related to increased headcount. Corporate salaries, wages and employee benefits expenses decreased by $74 or 8% for the six-month period ended January 31, 2010, as compared to the six-month period ended January 31, 2009. The decrease in compensation related costs for the six-month period is primarily due to recruiting fees incurred only in 2009 and a decrease in stock based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands):

	Three-months ended January 31,		Percent	Six- months ended January 31,		Percent
	2010	2009	decrease	2010	2009	decrease

Selling, general and administrative expenses	$462	$707	-35%	$915	$1,367	-33%

Selling, general and administrative expenses as percentage of total revenue	10%	16%		11%	17%

Selling, general and administrative expenses decreased by $245 and by $452, or 35% and 33%, respectively, for the three and six-month periods ended January 31, 2010, as compared to the three and six-month periods ended January 31, 2009. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease in selling, general and administrative expenses for the three-months ended January 31, 2010, as compared to the corresponding period of 2009, is due primarily to a $115 decrease in bad debt expense, a $47 decrease in investor relations expenses due to a consulting arrangement with an investor relations firm, which began in March of 2008 and ended in 2009. In addition, supplies and other office expenses decreased $43 during the quarter ended January 31, 2010.

The decrease in selling, general and administrative expenses for the six-month period ended January 31, 2010, as compared to the corresponding period of 2009, is due primarily to the $186 decrease in investor relations and financial advisory expenses. In the last three-months of fiscal 2008 and the first three-months of fiscal 2009, we retained an investment bank along with an Investor relations firm, both of those agreements ended in 2009. In addition, $87 less of SG&A was transferred to cost of goods sold and supplies and other office expenses were $89 less in the six-month period ended January 2010 as compared the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2010	2009	decrease	2010	2009	decrease

Depreciation and amortization	$163	$189	-14%	$333	$374	-11%

Depreciation and amortization as percentage of total revenue	4%	4%		4%	5%

Depreciation and amortization decreased by $26 and $41, or 14% and 11%, respectively for the three and the six-month periods ended January 31, 2010, as compared to the three and the six-month periods ended January 31, 2009. Depreciation and amortization decreased as a percentage of total revenues in the six-month period ended January 31, 2010 compared to the same period in 2009. There were  no material additions of property and equipment and intangible assets in 2010 which resulted in a decreased amount of depreciation and amortization.

Other income (expense)

Other income (expense) includes interest received on notes receivable and promissory notes, offsetting interest expense on notes payable and certain one-time gains and losses.  It includes interest expense from our two notes payable to Intagio resulting primarily from business acquisitions originated in August 2007 and August 2008. Both notes have been paid in full as of January 31, 2010.

Comparative results are as follows (in thousands):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2010	2009	increase (decrease)	2010	2009	increase (decrease)

Interest income	$10	$15	-33%	$21	$36	-42%
Interest expense	-	(8)	-100%	-	(31)	-100%
Interest income, net	$10	$7	43%	$21	$5	320%

Gain (loss) on sale of assets	$(257)	$-	100%	$(157)	$-	100%
Other income/(expense)	$(247)	$7	-3629%	$(136)	$5	-2820%

Other income/(expense), as percentage of total revenue	-5%	0%		-2%	0%

The gross interest income is derived primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our Brokers. During fiscal 2008, we sold to certain Brokers three regional offices obtained from Intagio in August 2007 and in October, 2009 we sold the San Francisco, CA corporate-owned office. As a result of San Francisco office sale, a new corporate office notes receivable was originated in the amount of $175. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2010 and 2017. Interest income declines as the notes receivable are being repaid by the borrowers.

Interest expense was derived from notes payable all of which have been paid in full.

Other income/expense includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office in October 2009. Also included is a loss of $255 representing the principal amount due on a note originating from the November 2003 sale of the Seattle corporate-owned office to a Broker. The original amount of the Note was $450. In January of 2010, we exercised our step-in rights and are currently managing the Seattle office as a corporate owned office.   The note balance was declared to be in default resulting in the recognition of the $255 loss.

We expect to sell the management rights to this office within the next year, which will most likely result in a new note receivable along with generating a gain on sale of assets.

Income Taxes

Comparative results are as follows (in thousands):

	Three-months ended January 31				Six-months ended January 31,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$95	34%	$82	34%	$248	34%	$89	34%
State income taxes	9	3%	21	9%	25	3%	22	8%
Research and development credit	-	0%	(1)	-1%	(1)	0%	(1)	-1%
Non-deductible expenses	3	1%	6	3%	8	1%	7	3%
Change in effective state rate and other items	-	0%	-	0%	-	0%	(34)	-13%
Other	-	0%	-	0%	-	0%	-	0%
Provision for income taxes	$107	38%	$108	45%	$280	38%	$83	31%

We recognized a $107 and $280 provision for income taxes, in the three and six-month periods ended January 31, 2010, respectively, as compared to the $108 and $83 provision for income taxes in the three and six-month periods ended January 31, 2009. Provision for income taxes decreased by $1 for the three-months ended January 31, 2010, as compared to the corresponding period of fiscal 2009. The decrease was due to an effective lower state tax rate used in 2010 compared to the estimated state tax accrued in 2009.

The provision for income taxes increased by $197 for the six-month period ended January 31, 2010, as compared to the corresponding period of fiscal 2009, due to the corresponding increase in pre-tax income.

The effective tax rate related to our provision for income taxes in the six-months ended January 31, 2010 was a rate of 38%. The effective tax rate related to our recorded benefit for income taxes in the corresponding period of 2009 was a rate of 31%.

In the six month period ended January 31, 2010, the provision for income taxes of $280 is related to the income before income taxes for the six-month period ended January 31, 2010 of $729. In the six month period ended January 31, 2009, the provision for income taxes of $83 was related to the income before income taxes for the six-month period ended January 31, 2009 of $262. The 2009 change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the US. The increase in effective tax rate lead to the increase in the expected future realizable tax benefits at the time when our deferred tax assets are expected to reverse.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2009 and January 31, 2010, we had $2.6 million and $3.6 million, respectively, in cash and cash equivalents. Additionally, we have a $2.5 million revolving credit facility from our primary banking institution, U.S. Bank (“line of credit”). The credit agreement expires in November 2010. We had no outstanding balance on our line of credit as of January 31, 2010.

During the three-months ended October 31, 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68 and a note payable of $638.  In the first quarter of 2009, we made payments of $184 on this note payable. The remaining balance on this note was paid in full in November of 2008.

The following table presents a summary of our cash flows for the six-month periods ended January 31, 2010 and 2009 (in thousands)(unaudited):

	Six-months ended January 31,
	2010	2009

Cash provided by operating activities	$895	$1,187
Cash provided by (used) in investing activities	175	(113)
Cash used in financing activities	-	(928)
Increase (decrease) in cash	$1,070	$146

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and in the first three-months of 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of January 31, 2010, includes $410 of advertising credits originally obtained in our business acquisition in August 2008. The advertising credits are unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

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

Operating Activities

For the six-month period ended January 31, 2010, net cash provided by operating activities was $895 compared with $1,187 in the six-month period ended January 31, 2010 a decrease of $292, or 25%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities due to cycle close timing, offset somewhat by the increase in net income and the decrease in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands)(unaudited):

	Six months ended January 31,
	2010	2009

Net income	$449	$179
Add: non-cash expenses	753	514
Add: changes in operating assets and liabilities	(307)	494
Net cash provided by operating activities	$895	$1,187

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, the changes in the deferred portion of the provision (benefit) for income taxes, loss on the Seattle note  and gain on sale of assets.

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands)(unaudited):

	Six-months ended January 31,
	2010		2009
	Amount	Percent of total	Amount	Percent of total

Credit cards	$5,214	65%	$5,139	61%
Electronic funds transfer	2,094	26%	2,123	25%
Cash and checks	740	9%	1,103	13%
Cash received from marketplace members	$8,048	100%	$8,365	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the six-month period ended  January 31, 2010, net cash provided by investing activities was $175 compared with $113 used in investing activities in the six-month period ended January 31, 2009, a decrease of $288, or 255%.  In the six-month period ended January 31, 2009, the net cash used in investing activities was primarily related to $68 cash consideration paid for the August 2008 acquisition from Intagio as well as a $150 final payment of contingent earn-out consideration from August 2007 acquisition. In the six-month period ended January 31, 2010, the net cash provided by investing activities was primarily related to the collection of existing notes receivables and the sale of a corporate owned office.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to enhance long-term shareholder value.

For the six-month period ended  January 31, 2010, net cash used in financing activities was $0 compared with $928 used in financing activities in the six-month period ended January 31, 2009, a decrease of cash used in financing activities of $928. In the six-month period ended January 31, 2009, we made principal repayments on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio.

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

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at January 31, 2010 are presented below (in thousands):

Year ending July 31,	Operating leases	Purchase commitments	Total

2010 (1)	$141	$20	$161
2011	282	15	297
2012	188	-	188
2013	163	-	163
2014	166	-	166
2015	126	-	126

Total	$1,066	$35	$1,101

(1)	The expected payments for 2010 reflect future minimum payments for the six-month period from February 1, 2010 to July 31, 2010.

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

During 2009 and the six-month period of 2010, we have increased revenues.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may continue to add revenue through acquisitions, but we cannot assure you that we or our Broker Network will be successful in our acquisition efforts or that financing for these endeavors will be available.  We have sustained profitable operations for six years.  However, our prospects for the future must be considered in light of the risks, expenses and difficulties frequently encountered by small businesses, including uncertainty of revenues, markets, profitability and the potential need to raise capital to fund our ongoing operations.  We cannot assure you that we will be successful in addressing these risks or that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

 Our success depends on our ability to expand, retain and enhance our Broker Network.  We look to our Broker Network to enroll new Marketplace members, train them in the use of the Marketplace, facilitate business among members, provide members with information about Marketplace products and services and assure the payment of our dues and fees.  Brokers have a contractual relationship with ITEX typically for a renewable three or five-year term.  There can be no assurance that our brokers will continue to participate in the Marketplace or that we will be able to attract new Brokers at rates sufficient to maintain a stable or growing revenue base.  We depend on the ability of our brokers to expand the number of members and the volume of transactions through the Marketplace.  We cannot assure you that the market for our products and services will continue to develop as expected.  If our industry does not grow, becomes saturated with competitors, if our products and services do not continue to achieve market acceptance, or if our Brokers are unsuccessful in enrolling new members to equalize the attrition of members leaving the Marketplace, the overall share of the market handled by our Broker Network could be reduced.  Consequently our business operating results and financial condition may be materially adversely affected.

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as US dollars.  In the six-month month period ended January 31, 2010, approximately 8% of our total revenues were derived from Canadian operations.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the US dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our stockholders was held on December 11, 2009.  The following proposals were submitted for a vote by the stockholders and were adopted as indicated below:

PROPOSAL # 1 - Election of directors.

The following directors were elected to serve on the ITEX Board of Directors for a one-year term.  No other director’s term of office continued after the meeting.

	Vote of the Stockholders
Directors	For	Against	Withheld	Broker Non-Vote

Steven White	13,188,930	0	3,207,444	1,004,240

Eric Best	13,194,250	0	3,202,124	1,004,240

John Wade	13,194,150	0	3,202,124	1,004,240

PROPOSAL # 2 - Ratification of auditors.

The ratification of the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent auditor for fiscal year 2010.

For	14,276,748
Against	2,102,161
Abstain	17,464
Broker non-vote	1,004,241

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 9, 2010	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer