Form 10-Q
period 2010-04-30
ITEX CORP
filed 2010-06-09
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                Yes ☐  No ☒

As of April 30, 2010, we had 3,605,583 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three-month Period Ended April 30, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
 (Unaudited)
	April 30, 2010	July 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$4,193	$2,557
Accounts receivable, net of allowance of $317 and $351	1,216	895
Prepaid expenses	185	82
Loans and advances	61	57
Prepaid advertising credits	157	157
Deferred tax asset	739	739
Notes receivable - corporate office sales	139	242
Other current assets	34	19
Total current assets	6,724	4,748

Property and equipment, net of accumulated depreciation of $393 and $280	146	247
Intangible assets, net of accumulated amortization of $2,080 and $1,703	1,118	1,572
Deferred tax asset, net of current portion	5,394	5,798
Notes receivable - corporate office sales, net of current portion	490	624
Other long-term assets	277	354
Goodwill	3,282	3,318
Total assets	$17,431	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$259	$98
Commissions payable to brokers	-	691
Accrued commissions to brokers	1,270	828
Accrued expenses	653	521
Deferred revenue	137	144
Advance payments	184	138
Total current liabilities	2,503	2,420

Long-term liabilities:
Other long-term liabilities	206	260
Total Liabilities	2,709	2,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,573 and 3,571 shares issued and outstanding, respectively	36	36
Additional paid-in capital	29,128	29,105
Accumulated deficit	(14,442)	(15,160)
Total stockholders' equity	14,722	13,981
Total liabilities and stockholders’ equity	$17,431	$16,661

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended April 30,		Nine-Months Ended April 30,
	2010	2009	2010	2009

Revenue:
Marketplace revenue and other revenue	$4,158	$3,981	$12,618	$12,245

Costs and expenses:
Cost of Marketplace revenue	2,618	2,530	8,074	7,831
Corporate salaries, wages and employee benefits	489	457	1,380	1,422
Selling, general and administrative	471	458	1,386	1,825
Depreciation and amortization	159	192	492	566
	3,737	3,637	11,332	11,644

Income from operations	421	344	1,286	601

Other income (expense)
Net interest	10	12	31	17
Loss on sale of assets	-	-	(157)	-
	10	12	(126)	17

Income before income taxes	431	356	1,160	618

Provision for income taxes	162	132	442	215

Net income	$269	$224	$718	$403

Net income per common share:
Basic	$0.08	$0.06	$0.20	$0.11
Diluted	$0.08	$0.06	$0.20	$0.11

Weighted average shares outstanding
Basic	3,575	3,558	3,571	3,551
Diluted	3,581	3,581	3,575	3,581

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2010
(In thousands)
(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total

Balance at July 31, 2009	3,571	$36	$29,105	$(15,160)	$13,981

Share-based compensation expense	6	-	40	-	40
Share repurchase	(4)	-	(17)	-	(17)

Net income	-	-	-	718	718

Balance at April 30, 2010	3,573	$36	$29,128	$(14,442)	$14,722

See accompanying notes to consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine-months ended April 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$718	$403
Items to reconcile to net cash provided by operations:
Depreciation and amortization	492	566
Share based compensation	41	140
Decrease in allowance for uncollectible accounts	(34)	(67)
Change in deferred income taxes	404	183
Loss on Note - Seattle	255	-
Gain on Sale - SF Office	(99)	-
Loss on disposal of equipment	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	(301)	224
Prepaid expenses	(26)	16
Advances to brokers, net of repayments	(5)	(12)
Notes receivable from customers, net of repayments	(18)	(12)
Other current assets	(15)	31
Accounts payable	161	(238)
Commissions payable to brokers	(691)	(666)
Accrued commissions to brokers	442	607
Accrued expenses	132	37
Deferred revenue	(59)	325
Long-term liabilities	(1)	(6)
Advance payments	46	3
Net cash provided by operating activities	1,443	1,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	-	(68)
Payment of contingent consideration for business acquisitions	-	(150)
Business sales	50	-
Purchase of property and equipment	(14)	(108)
Payments received from notes receivable - corporate office sales	154	160
Payments received from loans	20	23
Net cash provided by (used in) investing activities	210	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	-	(1,229)
Repurchase of common stock	(17)	(30)
Net cash used in financing activities	(17)	(1,259)

Net increase in cash and cash equivalents	1,636	133
Cash and cash equivalents at beginning of period	2,557	1,061
Cash and cash equivalents at end of period	$4,193	$1,194

Supplemental cash flow information:
Cash paid for interest	-	35
Cash paid for taxes	11	61

Non-cash activities:
San Francisco Office note receivable	174	-
See accompanying notes to consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through its independent licensed broker and franchise network (individually, “broker”, and together, the “Broker Network”) in the United States and Canada, the Company operates a trading community for cashless business transactions (the “Marketplace”) by utilizing ITEX dollars to exchange goods and services only usable in the Marketplace (“ITEX dollars”).  The Company administers the Marketplace and acts as a third-party record-keeper for its members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include all inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  All disclosures are in thousands except per share amounts unless otherwise indicated. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein
•	stock unit based payments

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  The Company’s fiscal third quarter is the three-month period from February 1, 2010 to April 30, 2010 (“third quarter”).  The Company’s first nine months is from August 1, 2009 to April 30, 2010.The Company reports its results as of the last day of each calendar month (“accounting cycle”).

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
Advertising Credits

In August 2008, the Company obtained advertising credits as part of the assets of a business acquisition. The prepaid credits can be used for future media print and broadcast placements.  The advertising credits that are expected to be utilized in the next year are recorded on the balance sheet as a current asset and the remainder is recorded as other long-term assets. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach.  Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its members, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its members or as the Company utilizes such credits to fund a national ad campaign.   During the three-months ending April 30, 2010 and 2009, the Company recognized $19 and $15 expense on the sale of advertising credits, respectively. For the nine month periods ended April 30, 2010 and 2009, the Company recognized $34 and $27 expense on sale of advertising credits, respectively. Additionally the Company used approximately $32 and $4 of advertising credits in the three-months ending April 30, 2010 and 2009 and $74 and $4 of advertising credits in the nine-months ending April 30, 2010 and 2009, respectively for its own advertising needs.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2009 and we did not identify any impairment. Management believes that there have been no triggering events since July 31, 2009 that would cause further evaluation of goodwill for impairment. The primary evaluation measures of operational cash flow and stock price inputs since that last analysis have improved in the nine-months ended April 30, 2010 so we have not identified any indications of impairment as of April 30, 2010.

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

For transaction and association fees and some other fees charged to members, the Company shares a portion of its revenue with its Broker Network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis in accordance with the accounting standards codification. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

The Company records an allowance for uncollectible accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its members, current economic conditions and other factors that may affect members’ ability to pay to determine the level of allowance required.

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of April 30, 2010, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2010 and 2009 (in thousands, except per share data):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2010	2009	2010	2009

Net income available for stockholders	$269	$224	$718	$403

Weighted avg. outstanding shares of common stock	3,575	3,558	3,571	3,551
Dilutive effect of stock options and restricted shares	6	23	4	30
Common stock and equivalents	3,581	3,581	3,575	3,581
Earnings per share:
Basic	$0.08	$0.06	$0.20	$0.11
Diluted	$0.08	$0.06	$0.20	$0.11

For the three and nine-month periods ended April 30, 2010 and 2009, none of the 20 warrants, respectively, attributable to the outstanding warrants were included in the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

Effective August 1, 2009, the Company adopted the FASB guidance on Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company will apply these rules prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective August 1, 2009, the Company adopted FASB guidance on Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  The Company will apply this guidance to any business combinations subsequent to adoption. The adoption of this provision had no impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued guidance within on Subsequent Events, which was further updated in February 2010. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on our Consolidated Financial Statements.

In January 2010, the FASB issued an update on Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Equity and Earnings Per Share. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application. We adopted this guidance on February 1, 2010 and it had no material impact on our Consolidated Financial Statements.

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

During the three and nine-month periods ended April 30, 2010 and 2009, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended April 30,		Nine-months ended April 30,
	2010	2009	2010	2009
Revenue:
Marketplace and other revenue	$27	$61	$89	$219

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	-	3
Selling, general and administrative	27	61	89	216
Depreciation and amortization	-	-	-	-
	$27	$61	$89	$219

Income from operations	$-	$-	$-	$-

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

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations completed in fiscal years from 2005 to 2009. Changes in the carrying amount of the intangible assets in the nine-months ended April 30, 2010 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

Amount allocated to sale of SF
Corporate owned office	(76)	-	-	(76)
Amortization	(356)	(21)	(1)	(378)
Balance as of April 30, 2010	$1,079	$22	$17	$1,118

Based on identified intangible assets recorded as of April 30, 2010 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists	Noncompetition agreements	Trade name	Total

2010 (1)	$117	$6	$1	$124
2011	447	16	2	465
2012	219	-	2	221
2013	219	-	2	221
Thereafter	77	-	10	87
Total	$1,079	$22	$17	$1,118

(1)	The expected amortization for 2010 reflects amortization expense that the Company anticipates to be recognized in the three-month period from May 1, 2010 to July 31, 2010.

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

As discussed in Note 2, in August 2008, ITEX made an additional acquisition from Intagio of certain assets of a media services company. At the closing of the August 2008 acquisition, ITEX made an accelerated final payment of $150 to satisfy, in full, its maximum post-closing obligation to Intagio for the Intagio earn out.  No further earn out obligations to Intagio remain as of April 30, 2010.

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

Changes in the carrying amount of goodwill in the nine-months ended April 30, 2010 are summarized as follows (in thousands):

Balance as of July 31, 2009	$3,318
Sale of SF Corporate owned office in Q1 2010	(36)
Balance as of April 30, 2010	$3,282

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

Future minimum payments at April 30, 2010 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	Amount
2010 (1)	$71
2011	282
2012	188
2013	163
2014	166
2015	126
Total	$996

(1)	The expected payments for 2010 reflect future minimum payments for the three-month period from May 1, 2010 to July 31, 2010.

Rent expense, including utilities and common area charges, was $74 and $82, respectively for the three month periods ended April 30, 2010 and 2009.  Rent expense was $225 and $245 for the nine- month periods ended April 30, 2010 and 2009.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at April 30, 2010 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2010 (1)	$9
2011	15
Total	$24

(1)	The expected payments for 2010 reflect future minimum payments for the three-month period from May 1, 2010 to July 31, 2010.

NOTE 7 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $2.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2010. The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the three months ended April 30, 2010 and there was no outstanding balance as of April 30, 2010.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 – LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff's motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  A trial date has been set in December 2010.  We believe the termination of plaintiff's brokerage was for proper cause.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended April 30				Nine-months ended April 30,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$149	35%	$121	34%	$397	34%	$210	34%
State income taxes	10	2%	10	3%	35	3%	32	5%
Research and development credit	-	0%	(1)	0%	(1)	0%	(2)	0%
Non-deductible expenses	3	1%	2	0%	11	1%	9	1%
Change in effective state rate and other items	-	0%	-	0%	-	0%	(34)	-5%
Other	-	0%	-	0%	-	0%	-	0%
Provision for income taxes	$162	38%	$132	37%	$442	38%	$215	35%

The change in effective state tax rate of 3% for the nine-month period ending April 30, 2010 compared to the 5% corresponding period ending April 30, 2009 relates primarily to increase in recognition of deferred tax assets at higher state tax rates during the nine-month period ended April 30, 2009. The change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the United States (U.S.). Both factors lead to the increase in effective tax rate and the resulting increase in the expected future realizable tax benefits at the time when the deferred tax assets are expected to reverse.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of April 30, 2010 is as follows (in thousands):

Balance at July 31, 2009	$249
Additions based on tax positions related to the current year	23
Balance at April 30, 2010	$272

The Company is subject to income taxes in the U.S. as well as in various U.S. state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is subject to U.S. and state income tax examinations by tax authorities for tax years 2004 through the present. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months.

NOTE 10 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On May 3, 2010, the Company completed a 1 for 5 reverse stock split of its outstanding common stock, par value $0.01 per share, pursuant to an amendment to its Articles of Incorporation.   All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

On March 9, 2010, the Company announced a $2.0 million stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  4 shares were purchased for $17 in the three-month period ended April 30, 2010.  See ”Item 2.  Unregistered Sales of Equity Securities” for detail of shares purchased.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of July 31, 2009 or April 30, 2010.

NOTE 11 – SHARE-BASED PAYMENTS (in thousands, except per share amounts)

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 400 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants. No shares remain available for future grants under the 2004 Plan.

In October 2009, the Company issued 39 restricted shares to the Company’s CEO, valued at the grant date stock price of $3.40 per share, with a vesting period of 3 years from the date of grant. The grant is to be amortized to compensation expense over the respective requisite service period of three years.

In December 2008, 18 shares of restricted common stock, valued at the grant date stock price of $2.15, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vested in the calendar year ending December 31, 2009 in twelve equal monthly installments.

In addition to stock issued under the 2004 Plan to employees and directors, in March 2008, the Company granted 20 fully vested warrants to a vendor in exchange for investment advisory and financial communication assistance, valued at $66, based on the Black-Scholes valuation model and amortized over the contractual service period of thirteen months.

The stock-based compensation expense, including the warrants issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Three-months ended April 30,		Nine-months ended April 30,
	2010	2009	2010	2009

Share-based compensation expense included in:
Corporate salaries, wages and employee benefits	$11	$14	$25	$51
Selling, general and administrative	-	19	15	89

Total share-based compensation expense	$11	$33	$40	$140

At April 30, 2010, 33 shares of common stock granted under the 2004 Plan remained unvested. At April 30, 2010, the Company had $108 of unrecognized compensation expense, expected to be recognized over a remaining weighted-average period of approximately 30 months.

NOTE 12 – SUBSEQUENT EVENTS

Effective as of May 3, 2010 (“Effective Date”), the Company amended its Articles of Incorporation to effect a one for five reverse stock split of its common stock.  As a result of the reverse stock split, every five shares of ITEX's common stock that were issued and outstanding immediately prior to the Effective Date were automatically combined into one issued and outstanding share without any change in the par value of the shares.  No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares received a cash payment in lieu of receiving fractional shares.  The number of shares of the ITEX's common stock issued and outstanding was reduced from 18,028 shares to approximately 3,605 shares, and the number of shares of common stock that ITEX is authorized to issue was reduced from 45,000 shares to 9,000 shares.

On May 11, 2010, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.025 per share, payable on June 30, 2010 to stockholders of record as of the close of business on June 15, 2010.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  Our third quarter is the three-month period from February 1, 2010 to April 30, 2010 (“third quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

•
Comparative Results.  For the three-months ended April 30, 2010, as compared to the three-months ended April 30, 2009, our revenue increased by $177, or 4%, from $3,981 to $4,158 and our income from operations increased by $77, or 22%, from $344 to $421.  For the nine-month period ended April 30, 2010, as compared to the nine-month period ended April 30, 2009, our revenue increased by $373, or 3%, from $12,245 to $12,618 and our income from operations increased by $685, or 114%, from $601 to $1,286.

•
 Revenue Sources.  Our increase in revenues for the three and nine-months ended April 30, 2010 was attributable to our relatively new media and web services revenue streams.  In August 2008, we acquired certain assets of a media services company, and launched ITEX Media Services.  ITEX Media Services offers a variety of opportunities to the ITEX Marketplace and provides an “in kind” payment option for hospitality firms in funding their media campaigns. Revenues from media services represented 1% of our total revenues for the three-month period ending April 30, 2010 and are slowly trending up.

In 2009, we began offering subscription-based rights to our proprietary online broker and client relationship management platform.  Under two web services agreements, ITEX hosts the web interface, client relationship management platform and is responsible for all transactional processing.  Revenues from web services represented 5% of our total revenues for the quarter.  We are optimistic that our web services revenue will continue to add to our core business revenue.

Revenue from our core business remained steady for the three and nine-month periods ending April 30, 2010 when compared to the corresponding 2009 periods.  We expect revenue from our core business to grow modestly as the economy continues to improve.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community is more vulnerable than larger companies in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we expect to see our member businesses improve and modest increases in our Marketplace transaction volume.

•
Company-owned Stores.  The ITEX system is currently approximately 96% broker managed and 4% company-operated.  In 2004 we completed an initiative to sell all company-owned offices to both current and new brokers.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly.  From time to time, we complement our broker system with a few company-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.

During the nine-month period ended April 30, 2010, we reflected a gain of $99 due to the sale of a San Francisco corporate-owned office, and absorbed a loss of $1 from the disposition of fixed assets and a loss of $255 from a default on a note receivable by a broker acquired as a result of a previous office sale.  In January 2010, we exercised our step-in rights and are currently managing this location as a corporate-owned office.  We expect to sell the management rights to this office within the next year, which will generate a gain to be reflected in a subsequent reporting period.

•
Revenue Growth.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  However, acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees.  Approximately 65% of our net revenues each quarter come from transactions during that quarter.  At a minimum, the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	minimizing the barriers to join the Marketplace;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers;
•	enhancing our internet applications and web services;
•	supporting the Broker Network.

We believe one barrier to joining the ITEX Marketplace has been the assessment by brokers of an initial enrollment fee to prospective members.  At the discretion of the brokers, membership fees can be charged and have historically ranged from ninety-nine dollars to nine hundred ninety-five dollars.  We do not receive any portion of the enrollment fee.  To minimize this barrier, ITEX began phasing in free online enrollment registrations in 2007.  Over time, the free registration of new members has become more generally accepted by the Broker Network, although not all enrollment fees have been eliminated.

In fiscal 2010, our national advertising campaign emphasized the benefits of participation in the ITEX Marketplace.  We were able to utilize advertising credits obtained in a business acquisition in August 2008 for the ad placements.  We anticipate continuing our advertising efforts in the fourth quarter and throughout 2011.

Adding new brokers is an important component of our overall growth plans, and we are increasing our franchise recruiting efforts.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard franchise fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added four new brokers to date in the 2010 fiscal year as a result of this initiative.

We continually enhance our internet applications and web services to make our online services more user friendly to our employees, members and web services partners, and to create confidence in the ITEX Marketplace.  We have doubled our technology department from two to four full-time employees since 2008.  We are in the process of upgrading our payment processing and team software with .NET technologies.  We reworked our user interface for www.itex.com, with a launch date scheduled for June 2010, so that more tools and better search functionality will be provided to our members and brokers.  We have expanded our production and co-location facilities. In addition, we are providing the latest technology to our staff and the Broker Network to interface with our internet applications with the goal of making the Marketplace more efficient.

We seek to support our Broker Network in various ways to add to their productivity and efficiency, including encouraging the use of current technology products and services.  In a current initiative, we are providing new desktop computers, software and monitors to brokers which meet established eligibility requirements, as well as to our corporate offices, replacing models that are several years old.  Our company PC infrastructure was standardized on Dell™ products and Microsoft™ software in late 2004.  We plan to purchase 180 computer systems upon the launch of Office 2010, using Dell desktops and notebooks as the standard models, with software to include Microsoft Windows 7.  We are timing our network-wide PC upgrade with the launch of Office 2010.  We have expensed $129 during the 2nd and 3rd quarters of fiscal 2010 for these computer equipment and software upgrades.

•
Geographical expansion. In 2007, we acquired from Intagio certain assets of a commercial trade exchange network, including a membership list of approximately two thousand member businesses.  These new member businesses were located primarily in six regions in the U.S., four of which were previously not served by our existing network.  After the Intagio acquisition, we sold three of the six newly acquired regions to two existing Brokers in two separate transactions.  We retained three Intagio regions to operate as corporate-owned offices.  In 2008, we acquired assets of another commercial trade exchange, and incorporated the acquired member base into a corporate owned office in Cleveland, Ohio.  The acquisition increased our member count in the Cleveland area by 30% to more than 400 participating businesses.  As a result of these acquisitions, we ended up with three company-owned stores located in Chicago, Cleveland and San Francisco.  In October 2009, we sold the San Francisco office to an existing broker.

The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition we removed two competitors from our industry, strengthening our brand.   We do not have any specific plans for geographical expansion at this time.  However, we will continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•
Financial Position.  Our financial condition and balance sheet remain strong at April 30, 2010, with cash and cash equivalents of $4.2 million.  We paid off our business acquisition debt during 2009, and eliminated the associated interest expense.  Our net cash flows provided by operating activities were $1,443 for the nine-month period ended April 30, 2010, compared to $1,535 for the corresponding period the previous year.  The decrease is primarily due to changes in cycle close timing.  We intend to continue to strengthen our business model, which has the ability to generate consistent, strong cash flows with low capital expenditure requirements.  We seek to maintain an ample liquidity cushion, while returning cash to our shareholders.  We initiated a stock repurchase plan during the quarter.  On May 11, 2010, the board declared ITEX’s first ever cash dividend in the amount of $0.025 per share, payable on June 30, 2010.  This will entail an expenditure of about $90.  We expect cash will be sufficient for comparable dividends to be paid on a quarterly basis.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$4,158	$3,981	$12,618	$12,245

Cost of marketplace revenue	$2,618	$2,530	$8,074	$7,831
Operating expenses	1,119	1,107	3,258	3,813
Income from operations	421	344	1,286	601

Other income (expense)	10	12	(126)	17
Income before income taxes	431	356	1,160	618

Provision for income taxes	162	132	442	215

Net income	$269	$224	$718	$403

Net income per common share:
Basic	$0.08	$0.06	$0.20	$0.11
Diluted	$0.08	$0.06	$0.20	$0.11

Average common and equivalent shares:
Basic	3,575	3,558	3,571	3,551
Diluted	3,581	3,581	3,575	3,581

Revenue for the three-months ended April 30, 2010, as compared to the corresponding period of fiscal 2009, increased by $177, or 4%. Revenue for the nine-month period ended April 30, 2010, as compared to the corresponding nine-month period of fiscal 2009, increased by $373, or 3%. The increase in revenues came primarily from media and web services revenue streams.

Income from operations for the three-months ended April 30, 2010, as compared to the corresponding quarter of fiscal 2009, increased by $77, or 22%. Income from operations for the nine-month period ended April 30, 2010, as compared to the corresponding period of fiscal 2009, increased by $685, or 114%. The increase in income from operations for the nine-month period is a result of the increase in revenues along with a decrease in operating expenses. The increase in income from operations for the three-month period ending April 30, 2010 is a result of the increase in revenues and a similar operating expense base.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $12, or 1% for the three-months ended April 30, 2010, compared to the corresponding period of fiscal 2009. Operating expenses decreased by $555, or 15% for the nine-month period ended April 30, 2010, compared to the corresponding period of fiscal 2009.

The $12 increase in operating expenses in the three-months ended April 30, 2010, as compared to the corresponding period of fiscal 2009, resulted from a $13 increase in selling, general and administrative expenses and a $32 increase in corporate salaries, wages and employee benefits. These increases were offset somewhat by a $33 decrease in depreciation and amortization.

The $555 decrease in operating expenses in the nine-month period ended April 30, 2010, as compared to the corresponding period of fiscal 2009, resulted from a $439 decrease in selling, general and administrative expenses, $74 decrease in depreciation and amortization and a $42 decrease in corporate salaries, wages and employee benefits.

The most significant decrease in the operating expenses year over year is related to the decreases in our selling, general and administrative expenses, primarily resulting from the conclusion of investor relations and financial advisory expenses that were payable in fiscal year 2009.

Net income for the three-months ended April 30, 2010, as compared to the corresponding period of fiscal 2009, increased by $45 or 20%. Net income for the nine-month period ended April 30, 2010, as compared to the corresponding period of fiscal 2009, increased by $315, or 78%. The increase in net income for the three-month periods ending April 30, 2010 resulted from the increased revenues.  The increase in net income for the nine-month period ending April 30, 2010 resulted from both the increase in revenues and the decrease in expenses from operations.

Earnings per share increased to $0.08 per share in the three-months ended April 30, 2010 compared to $0.06 in the three-months ended April 30, 2009. Earnings per share increased by $0.09 from $0.11 per share for the nine-month period ended April 30, 2009 to $0.20 per share for the nine-month period ended April 30, 2010.

Growth by acquisition

On August 1, 2008, we acquired from Intagio certain assets of a media services company.  The advertising and media sector is currently the largest component of transaction volume in the ITEX Marketplace.    ITEX Media Services was launched with the August 2008 acquisition.  ITEX Media Services offers a variety of opportunities to the ITEX Marketplace and provides an “in kind” payment option for hospitality firms in funding their media campaigns.  Revenues from media services represented 1% of our total revenues for the quarter and are slowly trending up.  Currently we have one full-time employee running this business segment.

On February 1, 2008, we acquired from ATX-The Barter Company (“ATX”) certain assets of a commercial trade exchange network including a membership list, and incorporated the acquired member base into a corporate owned office in Cleveland, Ohio. The acquisition increased our member count in the Cleveland area by 30% to more than 400 participating businesses.

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

 The acquisitions of ATX and Intagio assets have contributed  to our member counts and revenue and  allowed us to strengthen our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition we removed two competitors from our industry, strengthening our brand.

Web Services

We expanded our investment in information technology personnel and network infrastructure in support of our new subscription-based service offerings.  In February 2009, we began offering third-party subscription rights to our proprietary online broker and client relationship management platform to companies whose business model will be enhanced by using a digital currency.   Our fees include a one-time subscription fee in addition to a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. As of April 30, 2010 we have a total of $293 of deferred revenue derived from web services reflected on our balance sheet, of which $89 is included in current liabilities – deferred revenue and $204 is included in other long-term liabilities.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and nine-month periods ended April 30, 2010 and 2009 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2010		2009		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$4,158	100.0%	$3,981	100.0%	$12,618	100.0%	$12,245	100.0%

Costs and expenses:
Cost of Marketplace revenue	2,618	63.0%	2,530	63.6%	8,074	64.0%	7,831	64.0%
Salaries, wages and employee benefits	489	11.8%	457	11.5%	1,380	10.9%	1,422	11.6%
Selling, general and administrative	471	11.3%	458	11.5%	1,386	11.0%	1,825	14.9%
Depreciation and amortization	159	3.8%	192	4.8%	492	3.9%	566	4.6%
	3,737	89.9%	3,637	91.4%	11,332	89.8%	11,644	95.1%

Income from operations	421	10.1%	344	8.6%	1,286	10.2%	601	4.9%
Other Income/(expense)	10	0.2%	12	0.3%	(126)	-1.0%	17	0.1%

Income before income taxes	431	10.4%	356	8.9%	1,160	9.2%	618	5.0%

Provision for income taxes	162	3.9%	132	3.3%	442	3.5%	215	1.8%

Net income	$269	6.5%	$224	5.6%	$718	5.7%	$403	3.2%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	increase (decrease)	2010	2009	increase (decrease)
	(unaudited)			(unaudited)

Transaction fees	$2,625	$2,658	-1%	$8,184	$8,274	-1%
Association fees	1,159	1,134	2%	3,555	3,441	3%
Other revenue	374	189	98%	879	530	66%
	$4,158	$3,981	4%	$12,618	$12,245	3%

Total revenue increased by $177, or 4%, for the three-months ended April 30, 2010, as compared to the corresponding period ended April 30, 2009. Total revenue increased by $373, or 3% for the nine-month period ended April 30, 2010, as compared to the nine-month period ended April 30, 2009.

The increase in revenues for the three and nine-month periods is primarily due to the increase in association fee revenue and other revenue. Other revenue increased by $185, or 98%, and $349, or 66%, for the three and nine-month periods ended April 30, 2010, respectively, as compared to the corresponding periods of 2009. Association fee revenue increased by $25, or 2%, and $114 or 3%, for the three and nine-month periods ended April 30, 2010, respectively, as compared to the corresponding periods of 2009.  Transaction fee revenue decreased by $33, or 1%, and decreased by $90, or 1%, for the three and nine-month periods ended April 30, 2010, respectively, as compared to the corresponding periods of 2009.

The increase in the other revenue is primarily related to continued progress in our web services revenue initiatives which began on February 12, 2009, when we granted a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. This was followed by a second subscription-based agreement in May 2009.  Our fees include a one-time subscription fee in addition to support services provided and a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $211 and $462 in the three and nine-month periods ended April 30, 2010, as compared to $37 and $37 for the three and nine-months ended April 30, 2009, respectively.

The increase in the association fee revenue for the three and nine-month periods ended April 30, 2010 is primarily attributable to more new member accounts opened in these periods, as compared to the corresponding periods of 2009.

The decrease in transaction revenue for both the three and nine-month periods ended April 30, 2010, as compared to the similar periods ended April 30, 2009 is related to fewer trade transactions completed in the comparable periods.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars, resulting in a net effect of $0 on the operating and net income line. We recorded $27 and $61 as ITEX dollar revenue for the three-months ended April 30, 2010 and 2009, respectively. We recorded $89 and $219 as ITEX dollar revenue for the nine-month periods ended April 30, 2010 and 2009, respectively.

The corresponding ITEX dollar expenses in the three and nine-month period ending April 30, 2010 were for printing, rents, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	increase (decrease)	2010	2009	increase (decrease)

Transaction fee commissions	$1,873	$1,839	2%	$5,786	$5,789	0%
Association fee commissions	414	395	5%	1,256	1,192	5%
Corporate-owned office costs	190	213	-11%	621	595	4%
Other costs of revenue	141	83	70%	411	255	61%
	$2,618	$2,530	3%	$8,074	$7,831	3%

Costs of Marketplace revenue as percentage of total revenue	63%	64%		64%	64%

Costs of Marketplace revenue for the three-months ended April 30, 2010, as compared to the three-months ended April 30, 2009, increased by $88, or 3%.  Costs of Marketplace revenue for the nine-month period ended April 30, 2010, as compared to nine-month period ended April 30, 2009, increased by $243, or 3%. The overall increase in costs of revenue corresponds to the increase in total revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue remained at 64% for the nine-month periods ended April 30, 2010 and 2009 respectively. For the three-month periods ended April 30, 2010 as compared to the respective period in 2009, the Costs of Marketplace as a percentage of revenue slightly decreased from 64% to 63%.

Transaction fee commissions increased by $34, or 2% for the three-months ended April 30, 2010, as compared to the corresponding quarter of fiscal 2009.  Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue. The percentage increase in transaction fee commissions of 2% is greater than the 1% transaction revenue decrease. Transaction fee commissions decreased by $3 or 0% for the nine-month period ended April 30, 2010 as compared to the corresponding period of fiscal 2009. The percentage increase in transaction commissions when compared to the decrease in transaction revenues for both the three and nine-month periods ended April 30, 2010 was primarily due to the sale of our San Francisco corporate-owned store to an existing broker in October 2009. As a corporate office, no commissions were paid previously to the San Francisco office on transaction revenue generated.

Association fee commissions increased by $19 and $64, or 5% and 5%, respectively for the three and nine-month periods ended April 30, 2010 as compared to the corresponding periods of fiscal 2009. The increase in commissions was in line with the corresponding increase in association revenue for the same periods. Also contributing was the sale of our San Francisco corporate-owned store to an existing broker in October 2009. As a corporate office, no association commissions were paid previously to the San Francisco office on association revenue.

Corporate owned office costs consist of compensation and operating expenses. Our corporate owned office costs decreased by $23 or 11% for the three-months ended April 30, 2010, as compared to corresponding period ended April 30, 2009. The decrease is due to the sale of our San Francisco corporate-owned store in October of 2009 which resulted in lower costs during the three-months ended April 30, 2010. Corporate-owned office costs increased by $26 or 4% for the nine-month period ended April 30, 2010, as compared to the nine-months ended April 30, 2009 due to more costs being allocated from operating expenses in 2010 compared to the same period in 2009.

Other costs of revenue consist of miscellaneous Marketplace related expenses such as marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $58 and $156, or 70% and 61%, respectively for the three and nine-month periods ended April 30, 2010 as compared to the corresponding periods of fiscal 2009. The primary increase is due to $129 of expense during the nine-months ended April 30, 2010 for computer equipment and software upgrades that will be awarded to brokers upon meeting established eligibility requirements.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	increase	2010	2009	decrease

Corporate salaries, wages and employee benefits	$489	$457	7%	$1,380	$1,422	-3%

Corporate salaries, wages and employee benefits as percentage of total revenue	12%	12%		11%	12%

Corporate salaries, wages and employee benefits expenses increased by $32 or 7% for the three-months ended April 30, 2010, as compared to the corresponding period ended April 30, 2009. The increase is primarily related to increased headcount to service our Web Services revenues. Corporate salaries, wages and employee benefits expenses decreased by $42 or 3% for the nine-month period ended April 30, 2010, as compared to the nine-month period ended April 30, 2009. The decrease in compensation related costs for the nine-month period is primarily due to $31 in recruiting fees incurred only in 2009 and a $26 decrease in stock based compensation and a reduction of $40 in 401k matching expenses. These nine-month period decreases were offset somewhat by increases of $51 in wages and $52 of allocated salary costs to cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	increase	2010	2009	decrease

Selling, general and administrative expenses	$471	$458	3%	$1,386	$1,825	-24%

Selling, general and administrative expenses as percentage of total revenue	11%	12%		11%	15%

Selling, general and administrative expenses increased by $13 or 3% for the three-months ended April 30, 2010, as compared to the corresponding period ended April 30, 2009. Selling, general and administrative expenses decreased by $439, or 24% for the nine-month period ended April 30, 2010, as compared to the corresponding period ended April 30, 2009.

The increase in selling, general and administrative expenses for the three-months ended April 30, 2010, as compared to the corresponding period of 2009, is due primarily to increases of $22 in marketing expenses, $29 in bad debt expense and a $17 in consulting. These increases were offset by decreases of $18 in legal, $16 in supplies and $17 in foreign currency conversion.

The decrease in selling, general and administrative expenses for the nine-month period ended April 30, 2010, as compared to the corresponding period of 2009, is due primarily to the $196 decrease in investor relations and financial advisory expenses. In the last three-months of fiscal 2008 and the first three-months of fiscal 2009, we retained an investment bank along with an investor relations firm. Both of those agreements ended in 2009.  In addition, $101 of additional SG&A was transferred to cost of goods sold and supplies, and other office expenses were $105 less primarily due to $128 less ITEX dollars being utilized for corporate purposes in the nine-month period ended April 30, 2010 as compared the corresponding period in 2009.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	decrease	2010	2009	decrease

Depreciation and amortization	$159	$192	-17%	$492	$566	-13%

Depreciation and amortization as percentage of total revenue	4%	5%		4%	5%

Depreciation and amortization decreased by $33 and $74, or 17% and 13%, respectively for the three and the nine-month periods ended April 30, 2010, as compared to the three and the nine-month periods ended April 30, 2009. Depreciation and amortization decreased as a percentage of total revenues in the nine-month period ended April 30, 2010 compared to the same period in 2009. There were no material additions of property and equipment or intangible assets in 2010 which resulted in a decreased amount of depreciation and amortization as assets became fully depreciated.

Other income (expense)

Other income (expense) includes interest received on notes receivable and promissory notes, offsetting interest expense on notes payable and certain one-time gains and losses.  It includes interest expense from our two notes payable to Intagio resulting primarily from business acquisitions originated in August 2007 and August 2008. Both notes have been paid in full as of April 30, 2010.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2010	2009	increase (decrease)	2010	2009	increase (decrease)

Interest income	$10	$16	-38%	$31	$52	-40%
Interest expense	-	(4)	-100%	-	(35)	-100%
Interest income, net	$10	$12	-17%	$31	$17	82%

Loss on sale of assets	$-	$-	0%	$(157)	$-	100%
Other income/(expense)	$10	$12	-17%	$(126)	$17	-841%

Other income/(expense), as percentage of total revenue	0%	0%		-1%	0%

The interest income is derived primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our brokers. During fiscal 2008, we sold to certain brokers three regional offices obtained from Intagio in August 2007 and in October, 2009 we sold the San Francisco, CA corporate-owned office. As a result of San Francisco office sale, a new corporate office notes receivable was originated in the amount of $175. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2010 and 2017. Interest income declines as the notes receivable are being repaid by the borrowers.

Interest expense was derived from notes payable, all of which have been paid in full.

Other income/expense for the nine-month period ended April 30, 2010 includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office in October 2009. Also included is a loss of $1 on the disposition of fixed assets and a $255 loss  representing the principal amount due on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker. The original amount of the Note was $450. In January of 2010, we exercised our step-in rights and are currently managing the Seattle office as a corporate owned office.   The note balance was declared to be in default resulting in the recognition of the $255 loss.

We expect to sell the management rights to this office within the next year, which will most likely result in a new note receivable along with generating a gain on sale of assets.

Income Taxes

Comparative results are as follows (dollars in thousands) (unaudited):

	Three-months ended April 30				Nine-months ended April 30,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$149	35%	$121	34%	$397	34%	$210	34%
State income taxes	10	2%	10	3%	35	3%	32	5%
Research and development credit	-	0%	(1)	0%	(1)	0%	(2)	0%
Non-deductible expenses	3	1%	2	0%	11	1%	9	1%
Change in effective state rate and other items	-	0%	-	0%	-	0%	(34)	-5%
Other	-	0%	-	0%	-	0%	-	0%
Provision for income taxes	$162	38%	$132	37%	$442	38%	$215	35%

We recognized a $162 and $442 provision for income taxes, in the three and nine-month periods ended April 30, 2010, respectively, as compared to the $132 and $215 provision for income taxes in the three and nine-month periods ended April 30, 2009. Provision for income taxes increased by $30 for the three-months ended April 30, 2010, as compared to the corresponding period of fiscal 2009. The increase was due to the corresponding increase in pre-tax income.

The provision for income taxes increased by $227 for the nine-month period ended April 30, 2010, as compared to the corresponding period of fiscal 2009, due to the corresponding increase in pre-tax income.

The effective tax rate related to our provision for income taxes in the nine-months ended April 30, 2010 was a rate of 38%. The effective tax rate related to our recorded benefit for income taxes in the corresponding period of 2009 was a rate of 35%.

In the nine-month period ended April 30, 2010, the provision for income taxes of $442 is related to the income before income taxes for the nine-month period ended April 30, 2010 of $1,160. In the nine-month period ended April 30, 2009, the provision for income taxes of $215 was related to the income before income taxes for the nine-month period ended April 30, 2009 of $618. The 2009 change in the effective state rate was caused by the addition of new geographic locations as well as the increase in the income apportionment factors for the geographic locations in the U.S. The increase in effective tax rate lead to the increase in the expected future realizable tax benefits at the time when our deferred tax assets are expected to reverse.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2009 and April 30, 2010, we had $2.6 million and $4.2 million, respectively, in cash and cash equivalents. Additionally, we have a $2.5 million revolving credit facility from our primary banking institution, U.S. Bank (“line of credit”). The credit agreement expires in November 2010. We had no outstanding balance on our line of credit as of April 30, 2010.

During the three-months ended October 31, 2008, we completed the acquisition of certain assets of a media services company from Intagio for the total cash consideration of $68 and a note payable of $638.  In the first quarter of 2009, we made payments of $184 on this note payable. The remaining balance on this note was paid in full in November of 2008.

The following table presents a summary of our cash flows for the nine-month periods ended April 30, 2010 and 2009 (in thousands) (unaudited):

	Nine-months ended April 30,
	2010	2009

Cash provided by operating activities	$1,443	$1,535
Cash provided by (used) in investing activities	210	(143)
Cash used in financing activities	(17)	(1,259)
Increase in cash and cash equivalents	$1,636	$133

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and in the first quarter of 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of April 30, 2010, includes $359 of advertising credits originally obtained in our business acquisition in August 2008. The advertising credits are unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors.  At this time, for the company is focusing on organic growth of our core business and enhancement of our web services offerings.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the nine-month period ended April 30, 2010, net cash provided by operating activities was $1,443 compared with $1,535 in the nine-month period ended April 30, 2009 a decrease of $92, or 6%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities due to cycle close timing, offset by the increase in net income and the decrease in operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2010	2009

Net income	$718	$403
Add: non-cash expenses	1,060	890
Add: changes in operating assets and liabilities	(335)	242
Net cash provided by operating activities	$1,443	$1,535

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Nine-months ended April 30,
	2010		2009
	Amount	Percent of total	Amount	Percent of total

Credit cards	$7,551	64%	$7,406	62%
Electronic funds transfer	3,139	27%	3,032	25%
Cash and checks	1,106	9%	1,585	13%
Cash received from Marketplace members	$11,796	100%	$12,023	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, purchase of property and equipment and the collections on notes receivable from corporate office sales.

For the nine-month period ended  April 30, 2010, net cash provided by investing activities was $210 compared with $143 used in investing activities in the nine-month period ended April 30, 2009, an increase of $353, or 247%.  In the nine-month period ended April 30, 2009, the net cash used in investing activities was primarily related to $68 cash consideration paid for the August 2008 acquisition from Intagio as well as a $150 final payment of contingent earn-out consideration from August 2007 acquisition. In the nine-month period ended April 30, 2010, the net cash provided by investing activities was primarily related to the collection of existing notes receivables and the sale of the San Francisco corporate owned office.

Financing Activities

Our net cash used in financing activities consists of debt repayments and discretionary repurchases of our common stock in order to enhance long-term shareholder value.

For the nine-month period ended  April 30, 2010, net cash used in financing activities was $17 compared with $1,259 used in financing activities in the nine-month period ended April 30, 2009, a decrease of cash used in financing activities of $1,242. In the nine-month period ended April 30, 2009, we made principal repayments on our long-term debt incurred in connection with our August 2007 and August 2008 acquisitions from Intagio.

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

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at April 30, 2010 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2010 (1)	$71	$9	$80
2011	282	15	297
2012	188	-	188
2013	163	-	163
2014	166	-	166
2015	126	-	126

Total	$996	$24	$1,020

(1)	The expected payments for 2010 reflect future minimum payments for the three-month period from May 1, 2010 to July 31, 2010.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

The issues and uncertainties listed below, among other, may adversely impact and impair our business and should be considered in evaluating our financial outlook and the forward-looking statements included in this report.

Our revenue growth and success is tied to the operations of our independent Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

We service our member businesses primarily through our independent licensed broker and franchise network (individually, “broker”, together, the “Broker Network”), and our financial success depends on our brokers and the manner in which they operate and develop their offices.  We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term.  Our inability to renew a significant portion of these agreements on terms satisfactory to our broker and us could have a material adverse effect on our business, financial condition and results of operations.  Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses.  There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base.  If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

Although we seek to increase revenues through organic growth and the development of new revenue streams, the primary driver of revenue growth in recent years has been through business acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may be unable to continue to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the ITEX Marketplace, it is difficult for us to project the level of our revenues or earnings accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 65% of our net revenues each quarter come from transactions during that quarter.  Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  We invest in marketing, broker and member support, technology and further development of our operating infrastructure. Some of this investment may entail long-term commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.  Growth rates for the barter industry are sometimes difficult to ascertain.  Despite our efforts to expand our revenues, we may not be successful.  We experience a certain amount of attrition from members leaving the Marketplace.  If we do not experience growth and new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business.  We cannot assure you that this strategy would be successful to offset declining revenues or profits.

Our brokers could take actions that could harm our business, our reputation and adversely affect the ITEX Marketplace

Our agreements with our brokers require that they understand and comply with all laws and regulations applicable to their businesses, and operate in compliance with our Marketplace Rules.  Brokers are independently owned and operated and are not our employees, partners, or affiliates.  We set forth operational standards and guidelines; however, we have limited control over how our broker businesses are run.  Our brokers have individual business strategies and objectives, and may not operate their offices in a manner consistent with our philosophy and standards.  We cannot assure that our brokers will avoid actions that adversely affect the reputation of ITEX or the ITEX Marketplace.  Improper activity stemming from one broker can generate negative publicity which could adversely affect our entire Broker Network and the ITEX Marketplace.  Our image and reputation and the image and reputation of other brokers may suffer materially, and system-wide sales could significantly decline if our brokers do not operate their businesses according to our standards.  While we ultimately can take action to terminate brokers and franchisees that do not comply with the standards contained in our agreements, and even though we may implement compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline.  Further, the success and growth of our Broker Network depends on our maintaining a satisfactory working relationship with our existing brokers and attracting new brokers to our network.  Lawsuits and other disputes with our brokers could discourage our brokers from expanding their business or lead to negative publicity, which could discourage new brokers from entering our network or existing brokers from renewing their agreements, and could have a material adverse effect on our business, financial condition and results of operations.

We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our brokers or their employees, which exposes us to possible adverse judgments,  other liabilities and negative publicity

From time to time we are subject to claims for the conduct of our brokers in situations where a broker has caused injury to a member as a result of a transaction in the ITEX Marketplace.  Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our brokers or their employees.  Failure to comply with laws and regulations by our brokers, or litigation involving potential liability for broker activities could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, expose us to possible fines and negative publicity, or otherwise harm our business.

Failure to deal effectively with member disputes could result in costly litigation, damage our reputation and harm our business

ITEX faces risks with respect to transactional disputes between members of the ITEX Marketplace.   From time to time we receive complaints from members who may not have received the goods or services that they had purchased, concerning the quality of the goods or services, or who believe they have been defrauded by other members or ITEX brokers. We also receive complaints from sellers because a buyer has changed his or her mind and decided not to honor the contract to purchase the item.  While ITEX does, in some cases, as part of its transaction dispute resolution process reverse transactions, reduce or eliminate credit lines, suspend accounts, or take other measures with members who fail to fulfill their payment or delivery obligations to other members, the determination as to whether a transaction is reversed or how to resolve a specific dispute is made by ITEX in its sole discretion.  Measures we may take to resolve transactional disputes or combat risks of fraud have the potential to damage relations with our members or brokers or decrease transactional activity in the ITEX Marketplace by restricting the activities of certain members. Furthermore, negative publicity and member sentiment generated as a result of member complaints or fraudulent or deceptive conduct by members of our Marketplace could damage our reputation, or reduce our ability to attract new members or retain our current members.

We occasionally receive communications from members requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made.  In addition, because we service our member businesses through our Broker Network, we are subject to claims and could potentially be found liable for the conduct of our brokers in a situation where that broker has caused injury to a member.  Litigation involving disputes between members and liability for broker actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected members may complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Use of our services for illegal purposes could damage our reputation and harm our business

Our members, typically small businesses, actively market products and services through the ITEX Marketplace and our website.  The law relating to the liability of providers of online services for the activities of users or members of their service is often the subject of litigation.  We may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we could be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services.  It is possible that third parties, including government regulators and law enforcement officials, could allege that our services aid and abet certain violations of certain laws, for example, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, and the sale of items outside of the U.S. that are regulated by U.S. export controls.

Although we have prohibited the listing of illegal goods and services and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business.  Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or services could harm our business. In addition, negative media publicity relating to the listing or sale of unlawful goods and stolen goods using our services could damage our reputation, diminish the value of our brand names, and make members reluctant to use our services.

ITEX’s trade dollar currency is also susceptible to potentially illegal or improper uses.  Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities.  Despite measures taken by ITEX as a third-party record-keeper to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using ITEX dollars. Any resulting claims or liabilities could harm our business.

Our business is subject to online security risks, including security breaches and identity theft

We host confidential information as part of our client relationship management and transactional processing platform.  Our security measures may not detect or prevent security breaches that could harm our business.  Currently, a significant number of our members authorize us to bill their credit card accounts directly for fees charged by us.  We take a number of measures to ensure the security of our hardware and software systems and member and client information.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised.  Other large Internet companies have been the subject of sophisticated and highly targeted attacks on portions of their sites.  In addition, any party who is able to illicitly obtain a members’ password could access the members’ transaction data.  An increasing number of websites have reported breaches of their security.  Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws.  In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.  In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to pay their fees.  If we were unable to accept credit cards, our business would be seriously damaged.

We continue to enhance our systems for data management and protection, and intrusion detection and prevention. However, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions.  We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.  Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our members’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.  Our insurance policies carry coverage limits which may not be adequate to reimburse us for losses caused by security breaches.

Unplanned system interruptions or system failures could harm our business and reputation

Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits.  Our revenue depends on members using our processing services.  Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues.  Frequent or persistent interruptions in our services could cause current or potential members and our subscription-based clients to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.  In addition, we have entered into an agreement with a subscription-based service client that requires certain minimum performance standards, including standards regarding the availability and response time of our services.  If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.  Furthermore, any system failures could result in damage to our members’, clients’ or brokers’ businesses. These persons could seek compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events or disruptions.  Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism.  Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services.  Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Failure to comply with laws and regulations that protect our members’ personal and financial information could result in liability and harm our reputation

We store personal and financial information for members of the ITEX Marketplace and in connection with our subscription-based client service offerings.  Privacy concerns relating to the disclosure and safeguarding of personal and financial information have drawn increased attention from federal and state governments.  Federal and state law requires us to safeguard our members’ and clients’ financial information, including credit card information.  Although we have established security procedures to protect against identity theft and the theft of this personal and financial information, breaches of our privacy may occur. To the extent the measures we have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.  Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information or data could harm our reputation.  In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future.  Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change our business practices.  Establishing systems and processes to achieve compliance with these new requirements may increase our costs and could have a material adverse effect on our business, financial condition and results of operations.

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we lose the services of our chief executive officer, our business could suffer

Our performance depends substantially on the continued services of our Chief Executive Officer, Steven White.  Mr. White also currently fills the executive positions of Interim Chief Financial Officer and Chief Accounting Officer.  Our board places heavy reliance on Mr. White’s experience and management skills.  We have not entered into a formal employment agreement with Mr. White, other than an agreement to receive a payment in connection with a “change of control,” as defined in the agreement.  We carry a $2.0 million life insurance policy covering Mr. White to insure the business in the event of his death, but do not carry life insurance for any other personnel.  If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience.  In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired four businesses since 2005.  We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments.  At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions.  Any of these transactions could be material to our financial condition and results of operations.  The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face difficulties include:

•	Diversion of management time, as well as a shift of focus from operating the businesses to challenges related to integration and administration;

•
Challenges associated with integrating employees from the acquired company into the acquiring organization.  These may include declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•
the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	in some cases, the need to transition operations, members, and customers onto our existing platforms; and

•
liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The expected benefit of any of these strategic relationships may not materialize and the cost of these efforts may negatively impact our financial results.  Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash or the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.  Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and may have contractual obligations in the future.  Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available strategic opportunities.  We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.  However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises.  We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot assure you that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as U.S. dollars.  Revenues denominated in Canadian dollars comprised 6.6% and 7.7% in the years ended July 31, 2009 and 2008, respectively.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the U.S. dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud.  We periodically assess our system of internal controls to review their effectiveness and identify potential areas of improvement.  These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary.  For example, in the third quarter of fiscal 2010, an ITEX broker sold a large number of computers which he was unable to fulfill, resulting in a number of transaction reversals.  We determined that we did not have an adequate process level control in place to prevent the recording of serial orders that in the aggregate are large or unusual and which may not be fulfilled.  Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention.  Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  We face the risk that the design of our controls and procedures may prove to be inadequate or that our controls and procedures may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information.  It is possible that any lapses in the effective operations of controls and procedures could materially affect earnings, that we could suffer losses, that we could be subject to costly litigation, that investors could lose confidence in our reported financial information and our reputation, and that our operating results could be harmed, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must certify the effectiveness of our internal controls over financial reporting annually.  If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.  That could adversely affect our competitive position in our business, and the market price for our common stock.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were not effective as of April, 30, 2010.  The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during our most recent quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

However, we have identified a material weakness in our internal control over financial reporting.  During the third quarter of fiscal 2010, an ITEX broker sold a large number of computers which he was unable to fulfill, resulting in a number of transaction reversals.  This deficiency resulted in adjustments to the interim financial statements for income and the recording of transactions not associated with valid order fulfillment.  We determined that we did not have an adequate process level control in place to prevent the recording of serial orders that in the aggregate are large or unusual and which may not be fulfilled.  This control deficiency did not result in any material adjustments to the financial statements for the current quarter.  However, we determined that there was a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis as a result of this deficiency.  Management has discussed the deficiency and related corrective actions with the Audit Committee and our independent registered public accounting firm.  To address the material weakness, we performed additional analysis in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Although we had not fully remediated the deficiency in our internal control over financial reporting as of April 30, 2010, we are making and will continue to make, the changes to our procedures to address the deficiency.  To remediate this deficiency we are implementing a process for timely review including: (i) monitoring large transactions for  possible fulfillment issues; (ii) for large transactions conducted in the ITEX Marketplace, the review of sales agreements and documents showing proof of ownership or the right to sell the product or service; and (iii) freezing member and/or broker accounts associated with any suspicious activity.  We will monitor and review the effectiveness of this action and will make any other changes and take such other actions as management determines to be appropriate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 – Legal Proceedings of the Notes to consolidated financial statements (Item 1) for information regarding legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
2/01/10 - 2/28/10	-	-	-	-
3/01/10 – 3/31/10	-	-	-	-
4/01/10 - 4/30/10	4,667	$3.64	4,667	$1,983,000

(1)	Price per share information has been adjusted to give effect to the 1-for-5 reverse stock split completed on May 3, 2010.
(2)
Shares were repurchased under a $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  No shares were purchased other than through publicly announced programs during the periods shown.

(3)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 2 above.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION (Registrant)

Date: June 9, 2010	By:	/s/ Steven White
Steven White Chief Executive Officer Interim Chief Financial Officer