Form 10-Q/A
period 2010-04-30
ITEX CORP
filed 2010-07-15
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q/A

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

ITEX CORPORATION
FORM 10-Q
For the Three-month Period Ended April 30, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-Q for the fiscal quarter ended April 30, 2010, originally filed with the Securities and Exchange Commission on June 9, 2010, to correct our certification on Exhibit 32.1 to refer to our quarterly report on Form 10-Q for the period ending April 30, 2010.

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

ITEX CORPORATION
(Registrant)

Date: July 14, 2010	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer