Form 10-K
period 2010-07-31
ITEX CORP
filed 2010-10-20
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10 - K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2010.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to

Commission File Number 0-18275

ITEX CORPORATION
(Name of small business issuer in its charter)

Nevada	93-0922994
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3326 160th Avenue SE, Suite 100, Bellevue, WA 98008-6418
(Address of principal executive offices)

(425) 463-4000
(Issuer’s telephone number including area code)

Securities registered under Section 12 (b) of the Exchange Act	None

Securities registered pursuant to Section 12 (g) of the Exchange Act	Common Stock
$0.01 par value

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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Company as of July 31, 2010 was approximately $12,664,426 based upon 2,666,195 shares held by such persons and the closing bid price of $4.75 as reported by the OTC Bulletin Board for that date.  Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 1, 2010, we had 3,605,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2010

INDEX

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network, (individually, “broker” and together, the “Broker Network”) in the United States and Canada, as well as through certain corporate-owned offices.  Our business services and payment systems enable member businesses (our “members”) to trade goods and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

Our franchise agreements and independent licensed broker contracts generally provide for a five-year term unless we terminate the contract for cause as defined in the agreement.  These agreements provide for subsequent five-year renewal terms as long as the franchisee or broker is not in breach of the agreement and is in compliance with our performance requirements, policies, and procedures then in place.

Since 2003, we have offered the sale of ITEX franchises to qualified individuals and entities.  In addition, we have sought to renew individual broker contracts under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary.  Through our franchisees, we distribute our services by licensing our business ideas and concepts while retaining legal ownership of those concepts and ideas, including our name, logos, trademarks and member relationships.  Our franchise agreement grants a limited license and right to use and operate a recognizable ITEX outlet to the franchisee by utilizing our business system, technology and proprietary marks.  The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee.  Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (e.g., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Refer to “Government Regulation” for more information.

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

Our main sources of revenue are transaction and association fees.  We charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees.  The fees we charge members are in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2010 and 2009, members made approximately 91% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 92% and 95% of our total revenue in 2010 and 2009, respectively.

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

o
Excellent customer service by the Broker Network and our corporate office.  We provide training and support for new and existing brokers and refine our franchisee and broker operating manuals and related support materials.  Additionally, we hold an annual convention and several regional meetings where we discuss and attempt to find solutions for current issues and proactively plan for future enhancements and benefits to our Trading Community.  Our national sales manager works with brokers to implement various strategies and methods for obtaining new members.

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

Marketing

Our marketing strategy is to promote our Membership Trading Community brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business.  Our marketing efforts include a program of support and education for our members and brokers in addition to continual upgrades and features of our website, www.itex.com.  New tools for brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message.  To promote the Marketplace, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means.  In addition, we utilize national and web-based advertising campaigns.

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

Systems and Technologies

The Marketplace is handled by TEAM, our internally developed, proprietary, online system that is based on Microsoft® technologies.  We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to brokers and Marketplace members.  The system extends well beyond record keeping and transaction processing.  The major features of the system are as follows:

•
Account Information Manager (“AIM”) Online - provides our brokers and corporate staff with customer relationship management features including notes, transaction histories, calendaring and scheduling capabilities as well as Marketplace management features.

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

It is the legal responsibility of our brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act.  Except for our corporate owned offices, our brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network.  However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network.  For example, state regulators may seek to hold us responsible for unrecognized tax liabilities or the actions of, or failures to act by, our brokers or their employees.  See Item 1A ─ Risk Factors ─ We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our Brokers or their employees, which exposes us to possible adverse judgments,  other liabilities and negative publicity. Furthermore, although we have prohibited the listing of illegal goods and services in the Marketplace and implemented other protective measures, we may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner.  It is possible that government regulators and law enforcement officials, could allege that our services aid and abet certain violations of certain laws.  See Item 1A ─ Risk Factors ─ Use of our services for illegal purposes could damage our reputation and harm our business.

We store personal and financial information for members of the Marketplace and in connection with our subscription-based client service offerings.  Federal and state law requires us to safeguard our members’ and clients’ personal and financial information, including credit card information. See Item 1A ─ Risk Factors ─ Failure to comply with laws and regulations that protect our members’ personal and financial information could result in liability and harm our reputation.  In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law.  An adverse finding in one or more of these business relationship aspects could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our financial condition.

With respect to our online technologies, there are currently relatively few laws or regulations directly applicable to access to, or commerce on, the internet other than those relating to data security.  However, it is possible that a number of additional laws and regulations may be adopted with respect to the internet, covering issues such as taxes, user privacy, information security, pricing and characteristics and quality of products and services.  We cannot predict the impact, if any, that future internet-related regulation or regulatory changes might have on our business.

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

We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or be certain that equivalent products or services will not be marketed in competition with our products thereby substantially reducing the value our proprietary rights.  Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our brokers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

As of July 31, 2010, we had 35 full-time, contract and temporary employees – 22 in our corporate headquarters and 11 in our corporate owned offices.  From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, and accounting or administrative functions.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe relations with our employees are good.

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

Our revenue growth and success is tied to the operations of our independent Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

We service our member businesses primarily through our independent licensed broker and franchise network (individually, “broker”, together, the “Broker Network”) as well as through certain corporate-owned offices, and our financial success primarily depends on our brokers and the manner in which they operate and develop their offices.  We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our  fees.  Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term.  Our inability to renew a significant portion of these agreements on terms satisfactory to our broker and us could have a material adverse effect on our business, financial condition and results of operations.  Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses.  There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base.  If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will continue to increase in future quarters or future years.  We may be unable to continue to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the Marketplace, it is difficult for us to project the level of our revenues or earnings accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 64% of our net revenues each quarter come from transactions during that quarter.  Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  We invest in marketing, broker and member support, technology and further development of our operating infrastructure. Some of this investment may entail long-term commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.  Growth rates for the barter industry are difficult to ascertain.  Despite our efforts to expand our revenues, we may not be successful.  We experience a certain amount of attrition from members leaving the Marketplace.  If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business.  We cannot assure you that this strategy would be successful to offset declining revenues or profits.

Our brokers could take actions that could harm our business, our reputation and adversely affect the ITEX Marketplace

Our agreements with our brokers require that they understand and comply with all laws and regulations applicable to their businesses, and operate in compliance with our Marketplace Rules.  Brokers are independently owned and operated and are not our employees, partners, or affiliates.  We set forth operational standards and guidelines; however, we have limited control over how our broker businesses are run.  Our brokers have individual business strategies and objectives, and may not operate their offices in a manner consistent with our philosophy and standards.  We cannot assure that our brokers will avoid actions that adversely affect the reputation of ITEX or the Marketplace.  Improper activity stemming from one broker can generate negative publicity which could adversely affect our entire Broker Network and the Marketplace.  Our image and reputation and the image and reputation of other brokers may suffer materially, and system-wide sales could significantly decline if our brokers do not operate their businesses according to our standards.  While we ultimately can take action to terminate brokers and franchisees that do not comply with the standards contained in our agreements, and even though we may implement compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline.  Further, the success and growth of our Broker Network depends on our maintaining a satisfactory working relationship with our existing brokers and attracting new brokers to our network.  Lawsuits and other disputes with our brokers could discourage our brokers from expanding their business or lead to negative publicity, which could discourage new brokers from entering our network or existing brokers from renewing their agreements, and could have a material adverse effect on our business, financial condition and results of operations.

We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our brokers or their employees, which exposes us to possible adverse judgments,  other liabilities and negative publicity

From time to time we are subject to claims for the conduct of our brokers in situations where a broker has caused injury to a member as a result of a transaction in the Marketplace.  Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our brokers or their employees.  Failure to comply with laws and regulations by our brokers, or litigation involving potential liability for broker activities could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, expose us to possible fines and negative publicity, or otherwise harm our business.

Failure to deal effectively with member disputes could result in costly litigation, damage our reputation and harm our business

ITEX faces risks with respect to transactional disputes between members of the Marketplace.   From time to time we receive complaints from members who may not have received the goods or services that they had purchased, concerning the quality of the goods or services, or who believe they have been defrauded by other members or ITEX brokers. We also receive complaints from sellers because a buyer has changed his or her mind and decided not to honor the contract to purchase the item.  While ITEX does, in some cases, as part of its transaction dispute resolution process reverse transactions, reduce or eliminate credit lines, suspend accounts, or take other measures with members who fail to fulfill their payment or delivery obligations to other members, the determination as to whether a transaction is reversed or how to resolve a specific dispute is made by ITEX in its sole discretion.  Measures we may take to resolve transactional disputes or combat risks of fraud have the potential to damage relations with our members or brokers or decrease transactional activity in the Marketplace by restricting the activities of certain members. Furthermore, negative publicity and member sentiment generated as a result of member complaints or fraudulent or deceptive conduct by members of our Marketplace could damage our reputation, or reduce our ability to attract new members or retain our current members.

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

Use of our services for illegal purposes could damage our reputation and harm our business

Our members, typically small businesses, actively market products and services through the  Marketplace and our website.  The law relating to the liability of providers of online services for the activities of users or members of their service is often the subject of litigation.  We may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we could be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services.  It is possible that third parties, including government regulators and law enforcement officials, could allege that our services aid and abet certain violations of certain laws, for example, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, and the sale of items outside of the U.S. that are regulated by U.S. export controls.

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

ITEX’s trade dollar currency is also susceptible to potentially illegal or improper uses.  Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities.  Despite measures taken by ITEX as administrator and as a third-party record-keeper to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using ITEX dollars. Any resulting claims or liabilities could harm our business.

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

If we lose the services of our chief executive officer, our business could suffer

Our performance depends substantially on the continued services of our Chief Executive Officer, Steven White.  Mr. White also currently fills the executive positions of Interim Chief Financial Officer and Chief Accounting Officer.  Our board places heavy reliance on Mr. White’s experience and management skills.  We have not entered into a formal employment agreement with Mr. White, other than an agreement to receive a payment in connection with a “change of control,” as defined in the agreement.    We do not carry key man life insurance to insure the business in the event of Mr. White’s death.  If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience.  In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

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

•	The need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	The need to transition operations, members, and customers onto our existing platforms; and

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

We transact business in Canadian dollars as well as U.S. dollars.  Revenues denominated in Canadian dollars comprised 7.0% and 6.6% in the years ended July 31, 2010 and 2009, respectively.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the U.S. dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington.  We lease properties in the following locations that are utilized by our sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$12,898	April 30, 2015
Solon, Ohio (1)	1,250	1,403	May 31, 2011
Oakbrook Terrace, Illinois (1)(2)	5,086	9,324	October 31, 2011

(1)	This facility is utilized for a corporate owned office.

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

For information regarding legal proceedings, refer to Note 10 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

Fiscal Year Ended July 31,	2010		2009
	High	Low	High	Low
First Quarter	$3.75	$1.25	$4.25	$1.75
Second Quarter	$4.15	$2.25	$2.75	$1.10
Third Quarter	$4.55	$1.90	$3.00	$1.10
Fourth Quarter	$4.75	$3.67	$3.50	$1.25

This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board.  The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown or commissions.

There were 619 holders of record of our common stock as of July 31, 2010.  Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During the fourth quarter, the board declared and paid the Company’s first cash dividend in the amount of 2.5 cents per share.  In subsequent quarters, the Company intends to pay dividends of 2.5 cents per share, or 10 cents per share annually.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)		(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
5/01/10 - 5/31/10	276	$7.50	(1)	-	-
6/01/10 – 6/30/10	-	-		-	-
7/01/10 - 7/31/10	-	-		-	$1,981,000

(1)	Represents fractional shares purchased in connection with the 1-for-5 reverse stock split completed on May 3, 2010.

(2)
Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2010” for August 1, 2009 to July 31, 2010, “2009” for August 1, 2008 to July 31, 2009).  Our fourth quarter is the three-month period from May 1, 2010 to July 31, 2010 (“fourth quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the year and our outlook (in thousands except per share data):

•
Comparative Results.  For the year ended July 31, 2010, as compared to the year ended July 31, 2009, our revenue increased by $423, or 3%, from $16,502 to $16,925 and our income from operations increased by $647, or 63%, from $1,027 to $1,674.

•
Revenue Sources.  Our increase in revenues for the year ended July 31, 2010 was attributable to our relatively new media and web services revenue streams.  In August 2008, we acquired certain assets of a media services company, and launched ITEX Media Services.  In 2009, we began offering subscription-based rights to our proprietary online broker and client relationship management platform.  Under two web services agreements, ITEX hosts the web interface, client relationship management platform and is responsible for all transactional processing.  Revenues from media and web services represented 5% and 1% of our total revenues for the years ended 2010 and 2009, respectively.

Revenue from our core business was down less than 2% for the year ended July 31, 2010  when compared to the corresponding 2009 period.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community is more vulnerable than larger companies in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we may see our member businesses improve, however we cannot predict increases in our Marketplace transaction volume.

•
Corporate-owned Offices.  The ITEX system is currently approximately 96% broker managed and 4% corporate operated.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly.  From time to time, we complement our Broker Network with a few corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.  Part of our strategy when we acquire exchange members, is to incubate the asset with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off members to new franchises.  The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

During the year ended July 31, 2010, we reflected a gain of $99 due to the sale of a San Francisco corporate-owned office, absorbed a loss of $3 from the disposition of fixed assets and a loss of $255 from a default on a note receivable by a broker acquired as a result of a previous office sale.  In January 2010, we exercised our step-in rights and are currently managing this location as a corporate-owned office.  We expect to sell the management rights to this office within the next year, which will generate a gain to be reflected in a subsequent reporting period.

•
Revenue Growth.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  However, acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees.  Approximately two-thirds of our net revenues each quarter come from transactions during that quarter.  At a minimum, the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications and web services;
•	marketing the benefits of participation in the Marketplace;
•	minimizing the barriers to join the Marketplace; and
•	adding new brokers.

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

In fiscal 2010, our national advertising campaign emphasized the benefits of participation in the ITEX Marketplace.  We were able to utilize advertising credits obtained in a business acquisition in August 2008 for the ad placements.  We anticipate continuing our advertising efforts throughout 2011.

Adding new brokers is an important component of our overall growth plans, and we are increasing our franchise recruiting efforts.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard franchise fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added four new brokers in 2010 as a result of this initiative.

We continually enhance our internet applications and web services to make our online services more user friendly for prospects, members, and brokers, and  to create confidence in the Marketplace.  We are in the process of upgrading our payment processing and team software with .NET technologies, scheduled for completion late next year.  We reworked and launched our new user interface for www.itex.com in June 2010, with more tools and better search functionality for our members and brokers.  In addition, we have expanded our production and co-location facilities.  We seek to support our Broker Network in various ways to add to their productivity and efficiency, including encouraging the use of current technology products and services.  In a recent initiative, we provided new desktop computers, software and monitors to brokers who meet established eligibility requirements, as well as to our corporate offices, replacing models that were several years old.  Our company PC infrastructure was standardized on Dell™ products and Microsoft™ software in late 2004.  We purchased approximately 158 computer systems, standardized on Dell desktops and notebooks, with software that included Microsoft Windows 7 and Office 2010.  We expensed $129 during the fiscal year 2010 for these computer equipment and software upgrades.

•
Geographical expansion. We have acquired four businesses since 2005.  The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition we removed competitors from our industry, strengthening our brand.   Part of our strategy when we acquire exchange members is to distribute members to existing franchisees or spin off to new franchises. The result is a wider member base, managed by new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•
Financial Position.  Our financial condition and balance sheet remained strong at July  31, 2010, with cash and cash equivalents of $5,169 compared to $2,557 at the same period in 2009.  We paid off our business acquisition debt during 2009, and eliminated the associated interest expense.  Our net cash flows provided by operating activities were $2,536 for the year ended July 31, 2010, compared to $2,875 for the corresponding period the previous year.  The decrease is primarily due to the receipt of $350 in 2009 for a five-year web services license. We intend to continue to strengthen our business model, which has the ability to generate consistent, strong cash flows with low capital expenditure requirements.  We seek to maintain an ample liquidity cushion, while returning cash to our shareholders.  On May 11, 2010, the board declared ITEX’s first ever cash dividend in the amount of 2.5 cents per share, which was paid on June 30, 2010.    We expect cash will be sufficient for comparable dividends to be paid on a quarterly basis, an expenditure of about $90 per quarter. We also initiated a $2,000 stock repurchase plan during the year.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2010	2009

Revenue	$16,925	$16,502

Cost of marketplace revenue	$10,777	$10,481
Operating expenses	4,474	4,994
Income from operations	1,674	1,027

Other income	(117)	1
Income before income taxes	1,557	1,028

Income tax expense (benefit)	611	421
Net income	$946	$607

Net income per common share:
Basic	$0.26	$0.17
Diluted	$0.26	$0.17

Average common and equivalent share:
Basic	3,572	3,564
Diluted	3,577	3,565

Year ended July 31, 2010 and 2009.  Marketplace and other revenue for the year ended July 31, 2010, increased $423 or 3% to $16,925 from $16,502 during the prior year.  We attribute this increase primarily to a $661 increase in our Other revenue. During 2010 we reflected a full year of revenue from web services compared to just two quarters of web services revenue in 2009.  In addition, we increased the level of services provided under one of our web services agreements which resulted in increased revenue.

Association revenue increased $116 or 3% to $4,741 from $4,625. The association revenue increase was due to more members in the ITEX Marketplace. Transaction revenue decreased $221 or 2% to $10,873 from $11,094. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2010 when compared to 2009.

Income before income taxes for the year ended July 31, 2010 was $1,557, an increase of $529 or 51% from income before income taxes in 2009 of $1,028.  We attribute this increase primarily to the $423 increase in revenues, which after cost of marketplace revenue expenses resulted in a $127 increase in income before taxes.  In addition, there was a $357 decrease in SG&A expenses in 2010 and a decrease in depreciation and amortization expense of $118.

Earnings per share increased by $0.09 to $0.26 per share for the year ended July 31, 2010, from $0.17 per share for the year ended July 31, 2009.

Web Services

We expanded our investment in information technology personnel and network infrastructure in support of our new subscription-based service offerings.  In February 2009, we began offering third-party subscription rights to our proprietary online broker and client relationship management platform to companies whose business model will be enhanced by using a digital currency.   Our fees include a one-time subscription fee in addition to a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. As of July 31, 2010 we have a total of $264 of deferred revenue derived from web services reflected on our balance sheet, of which $77 is included in current liabilities – deferred revenue and $187 is included in other long-term liabilities.

Selected Quarterly Financial Results

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,924	$4,537	$4,158	$4,306	$16,925

Income from operations	$340	$526	$421	$387	$1,674

Net cash flows from operating activities	$433	$462	$548	$1,093	$2,536

Total stockholders' equity	$14,271	$14,460	$14,722	$14,869	$14,869

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,899	$4,365	$3,981	$4,257	$16,502

Income from operations	$22	$235	$344	$426	$1,027

Net cash flows from operating activities	$706	$481	$348	$1,340	$2,875

Total stockholders' equity	$13,381	$13,538	$13,756	$13,981	$13,981

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2010 and 2009, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2010		2009
	Amount	Percent of Revenue	Amount	Percent of Revenue

Revenue:
Marketplace revenue and other revenue	$16,925	100%	$16,502	100%

Costs and expenses:
Cost of Marketplace revenue	10,777	64%	10,481	64%
Salaries, wages and employee benefits	1,850	11%	1,895	11%
Selling, general and administrative	1,980	12%	2,337	14%
Depreciation and amortization	644	4%	762	5%
	15,251	91%	15,475	94%

Income from operations	1,674	10%	1,027	6%
Other income, net	(117)	-1%	1	0%

Income before income taxes	1,557	9%	1,028	6%

Income tax expense (benefit)	611	4%	421	3%

Net income	$946	5%	$607	3%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices.  Revenue also includes ITEX dollar revenue.  The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2010	Percent change from 2009	2009
Broker offices:
Association fees	$4,485	4%	$4,300
Transaction fees	10,278	0%	10,269
Other revenue	1,149	135%	488

Corporate owned offices:
Association fees	256	-21%	325
Transaction fees	595	-28%	825
Other revenue	23	-26%	31

Revenue	$16,786	3%	$16,238

ITEX dollar revenue	$139	-47%	$264

Total revenue	$16,925	3%	$16,502

Year ended July 31, 2010 and 2009.  Revenue increased by $423 or 3% for the year ended July 31, 2010 compared to 2009.  We attribute this increase primarily to a $653 net increase in our 2010 other revenue which is primarily composed of web services revenue. In addition, broker office association fees increased 4% to $4,485, from $4,300, as a result of more members in the Marketplace. Transaction fees from broker offices were relatively similar for the comparable periods. Corporate-owned offices association fee and transaction fee revenue decreased as one of the corporate owned offices was sold in October 2009.

The increase in other revenue is primarily related to continued progress in our web services revenue initiatives which began on February 12, 2009, when we granted a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. This was followed by a second subscription-based agreement in May 2009.  Our fees include a one-time subscription fee in addition to support services provided and a percentage of the gross merchandise value (GMV) of transactional activity hosted by the platform. The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $715 and $112 for the years ended July 31, 2010 and 2009, respectively.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars, resulting in a net effect of $0 on the operating and net income line. We recorded $139 and $264 as ITEX dollar revenue for the years ended July 31, 2010 and 2009, respectively.

The corresponding ITEX dollar expenses in the year ending July 31, 2010 were for printing, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2010	Percent change from 2009	2009
Association fee commissions	$1,672	5%	$1,599
Transaction fee commissions	7,705	0%	7,736

Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	835	2%	820
Other Marketplace expenses	459	57%	292
Media costs - Ad Credits	106	212%	34

	$10,777	3%	$10,481

Costs of Marketplace revenue as a percentage of total revenue	64%		64%

Year ended July 31, 2010 and 2009.  Costs of Marketplace revenue for the year ended  2010, as compared to the year ended 2009, increased by $296, or 3%. The overall increase in costs of revenue for association and transaction fee commissions corresponds to the sale of a corporate owned office in Ocotober 2009.  Costs of Marketplace revenue as a percentage of total revenue remained at 64% for the years ended 2010 and 2009, respectively.

Transaction fee commissions decreased by $31, or 0% for the year ended 2010, as compared to  2009.  Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue.

Association fee commissions increased by $73, or 5% for the year ended  2010 as compared to 2009. The increase in commissions was in line with the corresponding 4% increase in association revenue for the same period.

Corporate-owned office costs consist of compensation and operating expenses.  Our corporate- owned office costs increased by $15 or 2% for the year ended 2010, as compared to the year ended 2009. The net increase is due to the hiring of additional employees to staff the corporate offices, which offset somewhat the sale of our San Francisco corporate-owned office in October of 2009.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as nationwide and local marketing expenditures and credit card processing fees, along with other commissions not associated with association or transaction revenue.  Other Marketplace expenses increased by $167, or 57% for the year ended 2010 as compared to 2009. The primary increase is due to $129 of expense during 2010 for computer equipment and software upgrades that were awarded to brokers that met established eligibility requirements.

Media costs–Ad credits consist of the cost of media ad credits utilized that have been sold to ITEX members. Media costs–Ad credits increased by $72, or 212% for the year ended 2010 as compared to 2009. The primary increase is due to increased utilization of the ad credits for ITEX members and moving $36 into ad credit suppliers member account during 2010.

The following shows the commissions and corporate owned office costs separately as a percent of their related revenue:
	Year Ended July 31,
	2010	% of Related Revenue	2009	% of Related Revenue
Association fee commissions	$1,672	37%	$1,599	37%
Transaction fee commissions	$7,705	75%	$7,736	75%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	$835	92%	$820	69%

Corporate-owned office salaries, wages and employee benefits increased from 69% of corporate- owned store revenue in the period ending July 31, 2009, to 92% for the period ending July 31, 2010.  The increase in percentage of related revenue is primarily due to a decrease in revenue from corporate-owned stores in the 2010 year as we sold the San Francisco corporate owned store in the first quarter of the 2010 year. We also added headcount in 2010 in order to manage the web services related revenue, which is reflected in the increased expense.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k); payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items. Comparative results are as follows:

	Year Ended July 31,
	2010	Percent change from 2009	2009
Corporate salaries, wages and employee benefits	$1,850	-2%	$1,895
Percentage of revenue	11%		11%

Year ended July 31, 2010 and 2009. Corporate salaries, wages and employee benefits expenses decreased by $45 or 2% for the year ended 2010, as compared to the year ended 2009. The decrease in compensation-related costs for the year is primarily due to $31 in recruiting fees incurred only in 2009, a $26 decrease in stock-based compensation and a reduction of $61 in 401(k) matching expenses. These decreases were offset somewhat by increases of $76 in wages and $45 less of salary costs allocated to cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Year Ended July 31,
	2010	Percent change from 2009	2009
Selling, general and administrative expenses	$1,980	-15%	$2,337
Percentage of revenue	12%		14%

Year ended July 31, 2010 and 2009. Selling, general and administrative expenses decreased by $357 or 15% for the year ended 2010 as compared to the year ended 2009. The decrease is due primarily to a $187 decrease in investor relations and financial advisory expenses. In the last three months of fiscal 2008 and the first three months of fiscal 2009, we retained an investment bank along with an investor relations firm. Both of those agreements ended in 2009.  In addition, $91 more of SG&A was transferred to Costs of Marketplace than in 2009 for supplies, and other office expenses were $119 less primarily due to $95 less ITEX dollars being utilized for corporate purposes in 2010 as compared to 2009. Some of the decrease for 2010 was offset by a $38 increase in legal expenses.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets. Comparative results are as follows:
	Year Ended July 31,
	2010	Percent change from 2009	2009
Depreciation and amortization	$644	-15%	$762
Percentage of revenue	4%		5%

Year ended July 31, 2010 and 2009.  Depreciation and amortization decreased by $118, or 15% for the year ended 2010 as compared to the year ended 2009. The primary reason for the decrease is that a non- compete agreement was fully amortized in 2009 and there was no corresponding amortization for this asset in 2010. In addition, there were no material additions of property and equipment or intangible assets in 2010 which resulted in a decreased amount of depreciation and amortization as assets became fully depreciated.

Other Income (expense)

Other income (expense) includes interest received on notes receivable and promissory notes, offsetting interest expense on notes payable and certain one-time gains and losses.  It includes interest expense for the 2009 year from our two notes payable to Intagio resulting primarily from business acquisitions originated in August 2007 and August 2008. Both notes have been paid in full as of July 31, 2010. The interest income is derived primarily from our notes receivable for corporate office sales:

	Year Ended July 31,
	2010	Percent change from 2009	2009
Interest income	$42	-36%	$66
Interest expense	$-		$(35)
Interest income, net	$42		$31

Gain/(Loss) on sale of assets	$96	-420%	$(30)
Default on Seattle Note	$(255)		$-
Other income / (expense)	$(117)		$1

Other income/(expense), as a percentage of revenue	-1%		0%

Year ended July 31, 2010 and 2009.  Other income (expense) decreased by $118 for the year ended 2010 as compared to the year ended 2009. Other income (expense) for the year ended 2010 includes a gain on a sale of $99 due to the sale of the San Francisco corporate owned office in October 2009. Also included is a loss of $3 on the disposition of fixed assets and a $255 loss representing the principal amount due on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker. The original amount of the Note was $450. In January of 2010, we exercised our step-in rights and are currently managing the Seattle office as a corporate-owned office.   The note balance was declared to be in default resulting in the recognition of the $255 loss.

We expect to sell the management rights to this office within the next year, which will most likely result in a new note receivable along with generating a gain on sale of assets.

The interest income is derived primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our brokers. During fiscal 2008, we sold to certain brokers three regional offices obtained from Intagio in August 2007 and in October 2009, we sold the San Francisco, CA corporate-owned office. As a result of the San Francisco office sale, a new corporate office notes receivable was originated in the amount of $175. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2010 and 2017. Interest income declines as the notes receivable are being repaid by the borrowers.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.  In 2010 and 2009, respectively, we utilized $1,940 and $1,419 of our available NOLs.  As of July 31, 2010, we have approximately $14,195 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs.  As of July 31, 2010 and 2009, we have no valuation allowance on available federal or state NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $17,638 and $16,661 at July 31, 2010 and 2009, respectively, representing an increase of $977 or 6%.  This increase resulted primarily due to generating positive cash flows from operations.  Our cash and cash equivalents totaled $5,169 and $2,557 as of July 31, 2010 and 2009, respectively, representing an increase of $2,612, or 102%.  Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $349 and $351, were $859 and $895 as of July 31, 2010 and 2009 respectively, representing a decrease of $36 or 4%, primarily due to timing of our cycle close in comparable years.

	July 31, 2010	% of Gross Accounts Receivable	July 31, 2009	% of Gross Accounts Receivable
Gross accounts receivable	$1,208	100%	$1,246	100%
Less: allowance	349	29%	351	28%
Net accounts receivable	$859	71%	$895	72%

Our total current liabilities were $2,579 and $2,420 at July 31, 2010 and 2009, respectively, representing an increase of $159 or 7%.  The increase is due primarily to an increase in accrued expenses of $184 for the year, primarily composed of increased accrued media costs and an increase in our tax liability accrual.

As a result of our continued profitability, our stockholders’ equity increased by $888 or 6% to $14,869 at July 31, 2010, compared to $13,981 at July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities, cash and cash equivalents on hand.  Net cash provided by operating activities was $2,536 and $2,875 for the years ended July 31, 2010 and 2009, respectively.   Our cash and cash equivalents balance as of July 31, 2010 totaled $5,169.  Additionally, we have a revolving credit agreement for a $2,500 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”).  This line is effective through November 30, 2010. We anticipate renewing the line at the same level for another year. We have no outstanding balance on our line of credit as of July 31, 2010.

The following table presents a summary of our cash flows for the years ended 2010 and 2009 respectively (in thousands):

	Year Ended July 31,
	2010	2009
Net cash provided by operating activities	$2,536	$2,875
Net cash provided by (used in) investing activities	186	(120)
Net cash used in financing activities	(110)	(1,259)
Increase (decrease) in cash and cash equivalents	$2,612	$1,496

We have financed our operational needs over the last two years through cash flow generated from operations. During 2010, we increased our cash position by $2,612 to $5,169. In 2010 we used a portion of operational cash flow provided by operating activities for routine operating expenses and a dividend payment to common stockholders. In Fiscal Year 2011, we plan to continue upgrades and improvements to our ITEX corporate platform for new software and hardware.

Our working capital as of July 31, 2010, includes advertising credits, originally obtained in our business acquisition in August 2008, in the amount of $157, which represent unsold prepaid credits for future media print and broadcast placements. We initially recorded the total advertising credits at fair value based on the estimated future selling price less reasonable costs of disposal. As of July 31, 2010, the total carrying value of our advertising credits was $278. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our contemplated future expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $2,500 line of credit facility from our primary banking institution, U.S. Bank. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2010 and 2009:

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	$433	$462	$548	$1,093	$2,536
Net cash provided by (used in) investing activities	108	67	35	(24)	186
Net cash used in financing activities	-	-	(17)	(93)	(110)
	$541	$529	$566	$976	$2,612

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$706	$481	$348	$1,340	$2,875
Net cash provided by (used in) investing activities	(158)	45	(30)	23	(120)
Net cash used in financing activities	(327)	(601)	(331)	-	(1,259)
	$221	$(75)	$(13)	$1,363	$1,496

Operating Activities

For the year ended July 31, 2010, net cash provided by operating activities was $2,536 compared to $2,875 in the year ended July 31, 2009, a decrease of $339, or 12%.  The decrease is primarily due to the cash receipt of $350 in 2009 for a five-year web services license.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2010	2009

Net income	$946	$607
Add: non-cash expenses	1,372	1,275
Add: changes in operating assets and liabilities	218	993
Net cash provided by operating activities	$2,536	$2,875

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, the changes in the deferred portion of the provision for income taxes, loss recorded of the default of the Seattle note and gain on the sale of the San Francisco office.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet apart from cash and cash equivalents. Net cash provided by operating activities also reflects changes in some non-current components of the balance sheet, such as long-term deferred rent and non-current prepaid expenses and deposits. During the year ended July 31, 2009, we granted subscription rights to two customers under our web services program to our proprietary online broker and client relationship management software for a total consideration of $375 as well as for other recurring fees. The consideration received is amortized into revenue over a contractual term of five years. The deferral of this cash consideration provided an increase in cash flows in 2009 resulting from changes in the operating assets and liabilities.

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

The total cash we received exclusively from our Marketplace members, excluding corporate owned office sales, media sales, and revenue from our subscription-based arrangement for client management platform, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2010	Percent of total	2009	Percent of total
Credit cards, net	$9,820	64%	$9,631	61%
Electronic fund transfers, net	4,074	27%	3,964	25%
Checks and cash, net	1,444	9%	2,116	13%

Cash received from Marketplace members, net	$15,338	100%	$15,711	100%

Investing Activities

For the year ended July 31, 2010, net cash provided by investing activities was $186 compared with $120 used in investing activities in the year ended July 31, 2009, an increase in cash provided by in investing activities of $306, or 255%. In the year ended July 31, 2010, the net cash provided by investing activities was primarily driven by payments on notes receivable. In addition, we received $50 from the sale of the San Francisco corporate office. We used $67 for the purchase of property and equipment. In the year ended July 31, 2009, the net cash used in investing activities was primarily related to $68 cash consideration paid for the August 2008 acquisition from Intagio, $150 final settlement of contingent consideration from the August 2007 acquisition and $124 purchases of property and equipment.

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more value for our remaining shareholders.  The following summarizes our financing activities:

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Cash dividend paid to common stockholders	$-	$-	$-	$(91)	$(91)
Discretionary repurchase of common stock	-	-	(17)	(2)	(19)
	$-	$-	$(17)	$(93)	$(110)

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Contractual debt repayments	$(327)	$(147)	$(99)	$-	$(573)
Discretionary accelerated debt repayments	-	(454)	(202)	-	(656)
Discretionary repurchase of common stock	-	-	(30)	-	(30)
	$(327)	$(601)	$(331)	$-	$(1,259)

We repurchased 5 and 10 shares of ITEX stock in 2010 and 2009, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business.  As of July 31, 2010, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Solon, Ohio
Expiration date:	April 30, 2015	October 31, 2011	May 31, 2011

Lease commitments for the year ending July 31,
2011	$155	$112	$14	$281
2012	159	29	-	188
2013	163	-	-	163
2014	166	-	-	166
2015	126	-	-	126
Total	$769	$141	$14	$924

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate owned offices for the years ended July 31, 2010 and 2009 was $299 and $320, respectively.

We have not leased any equipment in 2010 or 2009.  We have purchase commitments for telecommunications and data communications.  As of July 31, 2010, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications
Purchase commitments for the year ending July 31,
2011	$25
2012	8
Total	$33

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2010 and 2009, members made approximately 91% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 92% and 95% of our total revenue in 2010 and 2009, respectively.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

Our Web services contracts include multiple deliverable components, in which we recognize revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

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

ITEX Dollar Summary	Year Ended July 31,
	2010	2009
Fees received from the Marketplace	$4,757	$4,715
Expenditures to and for the Marketplace	(4,753)	(4,709)
Increase (decrease)	$4	$6

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

Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the related guidance.  Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, act as a third-party record-keeper for our members’ transactions, bill Marketplace members directly pursuant to contractual agreements with them for which we establish the terms, collect all revenue, and assess the collectability of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;

•	Revenue sharing with brokers for transaction fees and association fees;
•	Incentives to brokers for registering new members in the Marketplace.

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

Valuation of Notes Receivable

We determine a present value of our notes receivable using a monthly average treasury note rate with approximately the same term as the note to approximate a market value interest rate when we determine that a negotiated interest rate does not properly reflect the risk associated with the notes.  We calculate the effective rate on the note given the market rate and the payment streams and record the note accordingly.  We periodically review our notes for possible impairment whenever events or changes in circumstances indicate that the carrying value has been impaired and may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Change in management of the franchisee or independent licensed broker responsible for the note.

We look primarily to the undiscounted future cash flows to determine whether or not the note receivable is at risk of being uncollectible or unrecoverable.

Valuation Allowance on Deferred Tax Assets

We account for income taxes using an asset and liability approach as required. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized.  We record our deferred tax assets net of valuation allowances.

We also account for uncertainty in income taxes in accordance with related guidance.  Under the related provisions, we recognize the tax benefits of tax positions only if it is more likely than not that the tax positions will be sustained, upon examination by the applicable taxing authorities, based on the technical merits of the positions.   We also record any potential interest and penalties associated with our tax positions.  We have opted to record interest and penalties as a component of income tax expense.

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

In assessing the recoverability of deferred tax assets, we periodically assess whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities and projections for future taxable income over the periods in which the deferred tax assets are deductible.

On July 31, 2010, we had NOLs of approximately $14,195 available to offset future taxable income.  When circumstances warrant, we re-assess the realizability of our available NOLs for future periods.  When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2010 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2010.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of  July 31, 2010, and we did not identify any impairment.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly.  We account for qualifying costs incurred in the development of software for internal use in accordance with the financial guidance.  In accordance with this guidance, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized.  Qualifying software development costs, including software in development meeting certain criteria , are included as an element of property and equipment in the consolidated balance sheets.

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
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
October 20, 2010

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,169	$2,557
Accounts receivable, net of allowance of $349 and $351	859	895
Prepaid expenses	118	82
Loans and advances	55	57
Prepaid Advertising Credits, net of long term portion	157	157
Deferred tax asset	1,018	739
Notes receivable - corporate office sales	125	242
Other current assets	24	19
Total current assets	7,525	4,748

Property and equipment, net of accumulated depreciation of $380 and $280	169	247
Goodwill	3,282	3,318
Deferred tax asset, net of current portion	5,000	5,798
Intangible assets, net of amortization of $2,205 and $1,703	994	1,572
Notes receivable - corporate office sales, net of current portion	480	624
Other long-term assets	188	354
Total assets	17,638	16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	124	98
Commissions payable to brokers	661	691
Accrued commissions to brokers	789	828
Accrued expenses	705	521
Deferred revenue	133	144
Advance payments	167	138
Total current liabilities	2,579	2,420

Long-term liabilities:
Other long-term liabilities	190	260
Total Liabilities	2,769	2,680

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,576 shares and 3,571 shares issued and outstanding, respectively	36	36
Additional paid-in capital	29,138	29,105
Accumulated deficit	(14,305)	(15,160)
Total stockholders' equity	14,869	13,981

Total liabilities and stockholders’ equity	$17,638	$16,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended July 31,
	2010	2009
Revenue:
Marketplace and other revenue	$16,925	$16,502

Costs and expenses:
Cost of Marketplace revenue	10,777	10,481
Corporate salaries, wages and employee benefits	1,850	1,895
Selling, general and administrative	1,980	2,337
Depreciation and amortization	644	762
	15,251	15,475

Income from operations	1,674	1,027

Other income/(expense):
Interest, net	42	31
Other expense, net	(159)	(30)
	(117)	1

Income before income taxes	1,557	1,028

Income tax expense	611	421

Net income	$946	$607

Net income per common share:
Basic	$0.26	$0.17
Diluted	$0.26	$0.17

Weighted average shares outstanding:
Basic	3,572	3,564
Diluted	3,577	3,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid	Accumulated
	Shares	Amount	in capital	deficit	Total
Balance, July 31, 2008	3,563	$35	$29,051	$(15,767)	$13,319

Common Stock awards issued	18	1	(1)		0

Common Stock repurchased and retired	(10)		(30)		(30)

Stock based compensation expense			85		85

Net Income				607	607

Balance, July 31, 2009	3,571	$36	$29,105	$(15,160)	$13,981

Common Stock awards issued	10				0

Common Stock repurchased and retired	(5)		(19)		(19)

Stock based compensation expense			52		52

Dividend payment				(91)	(91)

Net Income				946	946

Balance, July 31, 2010	3,576	$36	$29,138	$(14,305)	$14,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$946	$607
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	644	762
Loss os disposal of equipment	3	1
Share-based compensation	52	161
Decrease in allowance for uncollectible receivables	(2)	(10)
Decrease in deferred income taxes	519	343
Recognition of imputed interest	-	(12)
Write off of Investment	-	30
Loss on Note - Seattle	255	-
Gain on Sale - SF Office	(99)	-
Changes in operating assets and liabilities:
Accounts receivable, net	24	517
Prepaid expenses and Media credits	129	80
Other assets	(24)	64
Accounts and other expenses payable	26	(226)
Commissions payable to brokers	(30)	25
Accrued commissions to brokers	(39)	115
Accrued expenses	184	76
Deferred revenue and other long-term liabilites	(81)	69
Long-term liabilities	-	252
Advance payments	29	21
Net cash provided by operating activities	2,536	2,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	-	(68)
Sale of business	50	-
Payments received from notes receivable - corporate office sales	195	236
Payments received from loans	20	20
Advances on loans	(12)	(34)
BXI earnout	-	(150)
Purchase of property and equipment	(67)	(124)
Net cash provided by (used in) investing activities	186	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on third party indebtedness	-	(1,229)
Cash dividend paid to Common Stockholders	(91)	-
Reacquired shares from non-affiliated parties	(19)	(30)
Net cash used in financing activities	(110)	(1,259)

Net increase in cash and cash equivalents	2,612	1,496
Cash and cash equivalents at beginning of period	2,557	1,061
Cash and cash equivalents at end of period	$5,169	$2,557

Supplemental cash flow information:
Cash paid for interest	$-	$35
Cash paid for taxes	51	31

Non-cash activities:
San Francisco Office note receivable	$175	$-
Cash credits on AR balances transferred in San Francisco office sale	14	-
Reduction of goodwill related to the San Francisco office sale	36	-
Reduction of intangibles related to the San Francisco office sale	76	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

Concentrations of Credit Risk

At July 31, 2010, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada.  The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.  Our cash balances have exceeded these insurable limits periodically throughout 2010 and 2009.  At July 31, 2010 such balances exceeded these limits by $4,621.

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations.   The Company recognized $106 and $34 expense on sale of advertising credits in the years ended 2010 and 2009, respectively. Additionally the Company used approximately $102 and $34 of advertising credits for its own advertising needs in the years ended 2010 and 2009, respectively.

Loans and Advances

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles.  Additionally, we occasionally make cash loans and advances to brokers for special purposes. The aggregate total owed to us on July 31, 2010 is $55.  Interest rates range from 8% - 13% charged on the outstanding balances. The maximum individual balance owed is $17.  Payoff dates for the loans are scheduled within one year.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly.  We account for qualifying costs incurred in the development of software for internal use in accordance with the financial guidance.  Costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized.  Qualifying software development costs, including software in development meeting certain criteria, are included as an element of property and equipment in the consolidated balance sheets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2010 and we did not identify any impairment.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily at the market values of the assets when available, or, alternatively, the undiscounted future cash flows in our assessment of whether or not they have been impaired.  If impairment is deemed to have occurred, we then measure the impairment by looking to the excess of the carrying value over the discounted future cash flows or market value, as appropriate.  In our most recent review conducted as of July 31, 2010, we determined no impairment was appropriate.

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees.  We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions payable to brokers on our balance sheet as of July 31, 2010 represents commissions payable from the operating cycle ending July 29, 2010.  In 2009, the closest operating cycle ended July 30, 2009.  Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of the acquisition of BXI.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two Web Services agreements. These agreements provide for a one-time platform subscription fee payable to Itex upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. As of July 31, 2010 we have a total of $263 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $76 is in Current liabilities–Deferred revenue and $187 is reflected in Other long-term liabilities.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed.  We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet.  The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, notes receivable, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2010 due to the short-term nature of these instruments.  All of these instruments have terms of less than one year.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities.  There are no quoted market prices for the debt or similar debt, though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments.  We have no debt which is classified as long-term as of July 31, 2010 and 2009.

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

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2010 and 2009, members made approximately 91% and 87%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 92% and 95% of our total revenue in 2010 and 2009, respectively.

In each accounting cycle, the Company recognizes as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred.  Annual dues, billed in advance of the applicable service periods, are deferred and recognized into revenue on a straight-line basis over the term of one year.

For transaction and association fees charged to members, the Company shares a portion of its revenue with the brokers in its Broker Network in the form of commissions based on a percentage of cash collections from members.  For those fees, revenues are recorded on a gross basis. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

The Company records an allowance for uncollectible accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

On February 12,  2009, the Company signed a Web services agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The agreement provides for a one-time consideration of $350 paid to ITEX, as a platform subscription fee as well as periodic transaction processing, support and consulting fees.

On May 8,  2009, the Company signed a Web services  agreement granting to  ITEX Latin America,Inc. (ILA), a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services, for a term of five years. The agreement provides for a one-time platform subscription fee to be paid over a period of five years and recurring transaction processing fees based on gross merchandise volume, or GMV, which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees. In addition to this cash consideration, ITEX received certain equity interest in the customer, making up approximately 5% interest in ILA. The company reflects a $0 value of the equity investment component of this agreement in its consolidated financial statemetns due to the limited history of ILA and given that the company is located outside the United States.

Web services contracts include multiple deliverable components. The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members;
•	Revenue sharing with brokers for transaction fees and association fees;
•	Incentives to brokers for registering new members in the Marketplace.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $102 and $64 for the years ending July 31, 2010 and 2009, respectively.

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

Operating Leases

We account for our executive office lease and other property leases in accordance with related guidance. Accordingly, because our executive office lease has scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease. We record the appropriate deferred rent liability or asset and amortize that deferred rent over the term of the lease as an adjustment to rent expense.

Accounting for Income Taxes

We account for income taxes using an asset and liability approach as required.  Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized.  We record our deferred tax assets net of valuation allowances.

We also account for uncertainty in income taxes in that we recognize the tax benefits of tax positions only if it is more likely than not that the tax positions will be sustained, upon examination by the applicable taxing authorities, based on the technical merits of the positions.   As required, we record potential interest and penalties associated with our tax positions.  We have opted to record interest and penalties, if any, as a component of income tax expense.

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

Income Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of July 31, 2010, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  The adoption of the codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  The adoption of the accounting guidance did not have a significant impact on our consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance.  The difference between our operating cycle ending date and the reporting date for July 31, 2010 was two business days as our cycle end date was on July 29, 2010.  In 2009, our operating cycle ending date was July 30, 2009 or one business day different that the accounting cycle end date of July 31, 2009.

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

NOTE 4 – NOTES RECEIVABLE - CORPORATE OFFICE SALES

Notes receivables have been originated by the sales of corporate-owned offices to brokers.

In October, 2009 we sold the San Francisco, CA corporate-owned office.  As a result of San Francisco office sale, a new corporate office notes receivable was originated in the amount of $175.  In January of 2010, we had a default on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker.  The original amount of the Note was $450.  At the time of default the  principal balance on the note was $255.  We exercised our step-in rights and are currently managing the Seattle office as a corporate-owned office

The aggregate total owed to us on July 31, 2010 is $605.  Individual balances owed range from $12 to $256.  Payoff dates for the loans are scheduled between 2010 and 2017.

Original Principal Balance on Notes	Principal Additions in 2010	Balance Receivable at July 31, 2010	Current Portion	Long-Term Portion
$2,695	$189	$605	$125	$480

The activity for corporate office receivables was as follows:

Balance at July 31, 2008	$1,090
Interest income at stated rates	41
Imputed interest income	12
Payments received	(277)
Balance at July 31, 2009	$866
Principal additions	$189
Defaults on notes	$(255)
Interest income at stated rates	45
Imputed interest income	-
Payments received	(240)
Balance at July 31, 2010	$605

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2010
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$284	$(151)	$133
Software	3 years	86	(68)	18
Equipment	7 years	62	(56)	6
Furniture	7 years	65	(53)	12
Leasehold Improvements	3.3 years	52	(52)	-
		$549	$(380)	$169

	July 31, 2009
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$267	$(119)	$148
Software	3 years	79	(50)	29
Equipment	7 years	64	(39)	25
Furniture	7 years	65	(32)	33
Leasehold Improvements	3.3 years	52	(40)	12
		$527	$(280)	$247

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives.  Depreciation expense for property and equipment was $130 and $121 for the years ending July 31, 2010 and 2009, respectively.

In the second quarter of 2007, we relocated our principal executive offices.  Prior to our relocation, we made $52 in improvements to our new location.  We amortize these leasehold improvements using the straight-line method over the term of the lease.  Amortization expense for leasehold improvements was $12 and $16 for the years ending July 31, 2010 and 2009, respectively.

NOTE 6 – INTANGIBLE ASSETS

We acquired a membership list as part of our acquisition of BXI in the fourth quarter of 2005.  We acquired an additional membership list from a franchisee in the fourth quarter of 2007.  In connection with our asset acquisition from Intagio in the first quarter of 2008 and ATX The Barter Company in the third quarter of 2008, we acquired additional membership lists and non-compete agreements.  We subsequently sold part of the membership list acquired from Intagio.  Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreement	Trade Name Amortization	Total Intagible Assets
Balance as of July 31, 2008	$1,918	$175	$-	$2,093

Additions from the Intagio acquisition	80	4	20	104
Amortization	(487)	(136)	(2)	(625)
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

Amount allocated to sale of San Francisco Corporate owned office	(76)			(76)
Amortization	(473)	(27)	(2)	(502)
Balance as of July 31, 2010	$962	$16	$16	$994

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009.  The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

In October 2009, ITEX sold assets originally acquired in the 2007 Intagio acquisition.  As part of the sale, ITEX allocated a pro rata portion of Membership list and Goodwill to the sale in the amount of $76 and $36, respectively.  The pro rata percentage amount for Goodwill was calculated using the relative fair value of the San Francisco corporate-owned office to the estimated fair value of the ITEX network as a whole.  The pro rata percentage amount of unamortized Membership list was calculated using the amount of the San Francisco corporate-owned office member transaction volume over the total transaction volume of the retained members acquired in the 2007 Intagio transaction.

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amoritization	Non-Compete Agreement Amoritization	Trade Name Amortization	Total Amortization

2011	447	16	2	465
2012	219	-	2	221
2013	218	-	2	220
2014	45	-	2	47
2015	8		2	10
Thereafter	25	-	6	31
Total	$962	$16	$16	$994

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $2.5 million line of credit facility with its primary banking institution, US Bank, effective through November 30, 2010.  The Company anticipates renewing the line of credit at the same level for another year.  The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the year ended July 31, 2010 and 2009 and there was no outstanding balance as of July 31, 2010 and 2009.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases.  Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Cleveland, Ohio.  These leases expire between May 2011 and April 2015.  The rent for the Company’s office in Cleveland, Ohio, was paid in part in ITEX dollars until June 1, 2009.

 As of July 31, 2010, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Solon, Ohio
Expiration date:	April 30, 2015	October 31, 2011	May 31, 2011

Lease commitments for the year ending July 31,
2011	$155	$112	$14	$281
2012	159	29	-	188
2013	163	-	-	163
2014	166	-	-	166
2015	126	-	-	126

Total	$769	$141	$14	$924

The lease expense for our executive office space and corporate-owned offices for the years ended July 31, 2010 and 2009 was $299 and $320, respectively.

We have not leased any equipment in 2010 or 2009.

We have purchase commitments for telecommunications and data communications.  As of July 31, 2010, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2011	$25
2012	8

Total	$33

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

We spend ITEX dollars in the Marketplace for our corporate needs.  As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars, resulting in a net effect of $0 on both operating and net income.  We recorded $139 and $264 as ITEX dollar revenue for the years ended July 31, 2010 and 2009, respectively.

The corresponding ITEX dollar expenses in the year ending July 31, 2010 were for printing,  outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

We do not include any ITEX dollar amounts on our Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity and we do not include any ITEX dollar activities on our Consolidated Statement of Cash Flows.

We include these ITEX dollar activities on our Consolidated Statements of Income.  The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2010 and 2009 (in thousands):

	Year ended July 31,
	2010	2009
Revenue:
Marketplace and other revenue	$139	$264

Costs and expenses:

Corporate salaries, wages and employee benefits	1	3
Selling, general and administrative	138	261

	139	264

Income from operations	$-	$-

NOTE 10 — LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v.  ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff's motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v.  ITEX Corporation,  Case No.  0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  A trial date has been set in April 2011.  We believe the termination of plaintiff's brokerage was for proper cause.

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

NOTE 11 – SHARE-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 800 shares of common stock have been authorized for issuance.  The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

0 and 39 shares remained available for future grants under the 2004 Plan for the years ended July 31, 2010 and 2009, respectively.

In October 2009, the Company issued 39 restricted shares to the Company’s CEO, valued at the grant date stock price of $3.40 per share, with a vesting period of 3 years from the date of grant.  The grant is to be amortized to compensation expense over the respective requisite service period of three years.

In December 2008, 18 shares of restricted common stock, valued at the grant date stock price of $2.125, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009.  Those shares vested over the calendar year ending December 31, 2009 in twelve equal monthly installments.  The fair value of these shares as of the grant date was $38.

We account for share-based compensation in accordance with the related guidance.  Under the fair value recognition provisions, we estimate share-based compensation cost at the grant date based on the fair value of the award.  We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation including warrants issued to a non-employee:

	Year ended July 31,
	2010	2009

Employee Compensation	$36	$62
Board Compensation	16	58
Warrants issued to Investor Relations Firm	-	41
Totals	$52	$161

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Available	Shares Granted	Options Granted

Balance at July 31, 2008	57	343	-
Granted	(18)	18	-
Forfeited			-

Balance, July 31, 2009	39	361	-
Granted	(39)	39	-
Forfeited			-

Balance, July 31, 2010	-	400	-

Vesting as of July 31, 2010:
Shares Vested		371	-
Shares Unvested		29	-
Balance at July 31, 2010		400	-

During 2008, we retained an outside company for investment advisory and financial communications assistance.  As partial compensation, we granted the company 20 warrants with a seven year life.  We calculated the fair value of these warrants using the Black-Scholes model with the following assumptions:

Assumptions
Contractual life (in years)	7
Annualized volatility	73.09%
Dividend rate	0%
Average risk free interest rate	2.93%

We determined the fair value of these warrants was $66.  We defer the fair value of the warrant issued and amortized the expense over the contractual service period of thirteen months.

The stock-based compensation expense, including the warrant issued to a non-employee, charged against the results of operations was as follows:

	Year ended July 31,
	2010	2009

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$36	$62
Selling, general and administrative	16	99

Total stock-based compensation expense	52	161

At July 31, 2010, 29 shares of common stock granted under the 2004 Plan remained unvested.  At July 31, 2010, the Company had $97 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 27 months.

The following is a summary of the warrants outstanding at July 31, 2010:

	Number of Warrants	Exercise Price	Year of Expiration

Warrants	20	$4.75	2015

NOTE 12 - STOCKHOLDERS’ EQUITY

On May 3, 2010, the Company completed a 1 for 5 reverse stock split of its outstanding common stock, par value $0.01 per share, pursuant to an amendment to its Articles of Incorporation.    All common stock equity transactions and per share amounts have been adjusted to reflect the reverse stock split for all periods presented.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  A total of 5 shares were purchased for $19 in the year ended July 31, 2010.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of July 31, 2010 or 2009.

In addition to our common stock activity described in Note 11 – Share-Based Payments, to reduce the number of shares of our common stock outstanding, we repurchased a total of 5 and 10 shares of ITEX common stock for $19 and $30 in 2010 and 2009, respectively.

NOTE 13 - INCOME TAXES

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

On July 31, 2010, we had NOLs of approximately $14,195 available to offset future taxable income.  These are composed of approximately $12,290 from ITEX operating losses and approximately $1,905 from BXI operating losses.  The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income.  We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  During the fourth quarter of 2010, we performed an assessment of our available NOLs because of an additional year of increased profitability.  In that assessment, we concluded that it was more likely than not that additional NOLs would result in realizable deferred tax assets.  As of July 31, 2010 and 2009, we have no valuation allowance on available Federal NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2010.  The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2010	2009

Pre-tax financial income	$1,557	$1,027
Federal tax expense computed at the statutory rate of 34%	529	349
State tax expense	61	54

Permanent and other differences	21	18

Net tax expense	$611	$421

Our income tax expense is composed of the following:

	Year Ended July 31,
	2010	2009

Deferred tax expense	$(519)	$(343)
Current federal tax expense	(49)	(21)
Current state tax expense	(43)	(57)

Income tax expense	$(611)	$(421)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2010 and 2009 are presented below:

	July 31,
	2010	2009
Deferred Tax Assets:
Tax deductible BXI goodwill	$425	$522
Net operating loss carryforwards	5,172	5,899
Reserve for uncollectible receivables	135	125
Other temporary differences	386	167
	$6,118	$6,713
Deferred Tax Liabilities:
Membership lists not deductible for tax	$81	$169
Media Intangibles	4	1
Unearned stock compensation	15	6
	$100	$176

Net deferred tax asset	$6,018	$6,537

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$1,033	$745
Current deferred tax liability	(15)	(6)
Net current deferred tax asset	$1,018	$739

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$5,085	$5,968
Non-current deferred tax liability	(85)	(170)
Net non-current deferred tax asset	$5,000	$5,798

ITEX Federal NOLs of approximately $14,195 expire, if unused, from 2018 to 2023.  BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2024 and are subject to an annual limitation of approximately $172.  This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI.  Additionally, ITEX has state NOLs for California totaling approximately $4,282 which, if unused, expire from 2012 to 2015.  Additionally, the Company has AMT credits of $141 and research and development credits of %5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $279 as follows:

Year Ended July 31,
2010

Balance at July 31, 2009	$236
Increases as a result of tax positions taken during 2009	-
Increases as a result of tax positions taken in prior years	43

Balance at July 31, 2010	$279

We file income tax returns in the United States as well as various United States state jurisdictions.  The tax years that remain subject to examination are 2007 through 2010 in the United States.  We also have available NOLs dating from 1998 which, when used, could be subject to examination by taxing authorities.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2010, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $279 included $76 for interest and penalties associated with unrecognized tax benefits.

NOTE 14 – 401(k) SAVINGS PLAN

Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees.  Eligible employees may contribute, through payroll deductions, up to the statutory limits.  This plan was terminated on December 31, 2009.  Prior to the termination, we matched each dollar a participant contributes with a maximum contribution of six percent (6.0%) of a participant’s eligible compensation.  We contributed approximately $21 and $82 to the plan during 2010 and 2009, respectively.

NOTE 15 – GOODWILL

As a result of our acquisition of BXI in 2005, we recorded $1,689 in goodwill.  In 2008, we recorded an additional $1,513 in goodwill as a result of our asset purchase from Intagio which included $47 in acquisition costs.  We subsequently reduced goodwill by $231 for sales of certain assets to existing franchisees.  Pursuant to the terms of the BXI Agreement of Merger dated June 30, 2005, to the extent we and our subsidiaries (including BXI) achieve certain revenue targets during the first twelve full quarters following the signing of the Merger Agreement, a maximum of $450 additional payments payable based on earnings over these quarters (“BXI earnout”).

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

In October 2009, ITEX sold assets originally acquired in the 2007 Intagio acquisition.  As part of the sale, ITEX allocated a pro rata portion of membership list and goodwill to the sale in the amount of $76 and $36, respectively.  The pro rata percentage amount for goodwill was calculated using the relative fair value of the San Francisco corporate-owned office to the estimated fair value of the ITEX network as a whole.  The pro rata percentage amount of unamortized membership list was calculated using the amount of the San Francisco corporate-owned office member transaction volume over the total transaction volume of the retained members acquired in the 2007 Intagio transaction.

Changes to goodwill were as follows:

	Year Ended July 31,
	2010	2009
Beginning balance	$3,318	$3,168
Sale of SF Corporate owned office in Q1 2010	(36)	-
BXI earnout payment	-	150
Ending balance	$3,282	$3,318

NOTE 16 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,924	$4,537	$4,158	$4,306	$16,925
Operating costs and expenses	3,584	4,011	3,737	3,919	15,251
Operating income	340	526	421	387	1,674
Other income - net	110	(247)	10	10	(117)
Income before taxes	450	279	431	397	1,557
Income tax expense	173	107	162	169	611
Net income	$277	$172	$269	$228	$946

Net income per common share
Basic	$0.08	$0.05	$0.08	$0.06	$0.26
Diluted	$0.08	$0.05	$0.08	$0.06	$0.26

Weighted Average Shares outstanding:
2010 basic	3,571	3,575	3,575	3,575
2010 diluted	3,571	3,578	3,581	3,583

Year ended July 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,899	$4,365	$3,981	$4,257	$16,502
Operating costs and expenses	3,877	4,130	3,637	3,831	15,475
Operating income	22	235	344	426	1,027
Other income - net	(2)	7	12	(16)	1
Income before taxes	20	242	356	410	1,028
Income tax expense (benefit)	(25)	108	132	206	421
Net income	$45	$134	$224	$204	$607

Net income per common share
Basic	$0.01	$0.04	$0.06	$0.06	$0.17
Diluted	$0.01	$0.04	$0.06	$0.06	$0.17

Weighted Average Shares outstanding:
2009 basic	3,544	3,551	3,558	3,564
2009 diluted	3,563	3,572	3,580	3,565

NOTE 17 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services.  In aggregate, related party transactions did not exceed $92 in the years ended July 31, 2010 or 2009.

NOTE 18 – SUBSEQUENT EVENTS

On August 11, 2010, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.025 per share, payable on September 20, 2010 to stockholders of record as of the close of business on September 10, 2010.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer, who is also the Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of July 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

During the third quarter of fiscal 2010, we determined that we did not have an adequate process level control in place to prevent the recording of serial orders in our broker network that in the aggregate are large or unusual and which may not ultimately be fulfilled.  This control deficiency did not result in any material adjustments to the financial statements during the current year.  Management discussed the deficiency and related corrective actions with the Audit Committee and our independent registered public accounting firm.  We believe we fully remediated the deficiency during the fourth quarter of 2010 by implementing appropriate corrective measures and adopting additional monthly and quarterly transaction reviews and control activities, which reduced to a remote likelihood the possibility of a misstatement on our financial statements that would not be prevented or detected..  These reviews and control activities include  the timely review and monitoring of: (i) large transactions for possible fulfillment issues; (ii) for large transactions conducted in the ITEX Marketplace, the review of sales agreements and documents showing proof of ownership or the right to sell the product or service; and (iii) freezing member and/or broker accounts associated with any suspicious activity.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework.  Based on its assessment, management concluded that  the Company’s internal control over financial reporting was effective as of July 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt non-accelerated filers from including auditor attestation reports.

(c) Changes in internal control over financial reporting.

Other than actions we have taken to remedy the weakness identified above, there have been no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors and executive officers may be found under the captions “Election of Directors,” “Nominees for Election as Directors of ITEX Corporation,” “Business Experience,” “Director Qualifications and Skills,” and “Executive Officers” of our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”).  Information about our audit committee financial expert, audit committee and other committees of the Board may be found under the caption “Corporate Governance,” “Meetings and Committees of the Board,” and “Director Qualifications and Nominations” in the Proxy Statement.  This information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics that applies to our executive officers, including financial officers, and other finance organization employees.  The Code of Ethics is publicly available on our website at www.itex.com under the Investor Relations tab.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our executive officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

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

The information in the Proxy Statement set forth under the captions “Corporate Governance,” “Meetings and Committees of the Board,” “Director Qualifications and Nominations” and “Transactions with Related Persons” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Audit Related Matters,” and “Auditor Fees”  and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated as of August 1, 2008, between ITEX Corporation and The Intagio Group, Inc.	8-K	000-18275	2.1	8/06/08

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03

3.2	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08

10.1	Form of Indemnification Agreement	10-KSB	000-18275	10.9	11/13/03

10.2	ITEX Corporation 2004 Equity Incentive Plan	14A	000-18275	Appendix B	2/13/04

10.3	Form of Restricted Stock Agreement	8-K	000-18275	10.1	7/10/06

10.4	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09

10.5	Revolving Credit Agreement and Note, dated as of November 4, 2009	8-K	000-18275	10.1	11/12/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.6	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08

10.7	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08

10.8	Form of Senior Subordinated Secured Promissory Note of ITEX Corporation to The Intagio Group, Inc.	8-K	000-18275	10.1	8/06/08

10.9	Form of Security Agreement between ITEX and The Intagio Group, Inc.	8-K	000-18275	10.2	8/06/08

21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 20, 2010	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

Date: October 20, 2010	By:	/s/ Steven White
Steven White, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 20, 2010		By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 20, 2010		By:	/s/ John Wade
John Wade, Director

Date: October 20, 2010		By:	/s/ Eric Best
Eric Best, Director