Form 10-Q
period 2010-10-31
ITEX CORP
filed 2010-12-14
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                      Yes ☐  No ☒

As of October 31, 2010, we had 3,605,320 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three-month Period Ended October 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
	October 31, 2010	July 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,399	$5,169
Accounts receivable, net of allowance of $421 and $349	773	859
Prepaid expenses	102	118
Loans and advances	39	55
Prepaid advertising credits, net of long-term portion	157	157
Deferred tax asset	1,018	1,018
Notes receivable - corporate office sales	113	125
Other current assets	19	24
Total current assets	7,620	7,525

Property and equipment, net of accumulated depreciation of $402 and $380	148	169
Intangible assets, net of accumulated amortization of $2,329 and $2,205	941	994
Deferred tax asset, net of current portion	4,880	5,000
Notes receivable - corporate office sales, net of current portion	531	480
Other long-term assets	88	188
Goodwill	3,282	3,282
Total assets	$17,490	$17,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	$206	$124
Commissions payable to brokers	316	661
Accrued commissions to brokers	898	789
Accrued expenses	652	705
Deferred revenue	117	133
Advance payments	135	167
Total current liabilities	2,324	2,579

Long-term liabilities:
Other long-term liabilities	173	190
Total Liabilities	2,497	2,769

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,579 and 3,576 shares issued and outstanding, respectively	36	36
Additional paid-in capital	29,149	29,138
Accumulated deficit	(14,192)	(14,305)
Total stockholders' equity	14,993	14,869
Total liabilities and stockholders’ equity	$17,490	$17,638

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Three-months ended October 31,
	2010	2009
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$4,112	$3,924

Costs and expenses:
Cost of marketplace revenue	2,479	2,549
Corporate salaries, wages and employee benefits	463	411
Selling, general and administrative	724	454
Depreciation and amortization	154	170
	3,820	3,584

Income from operations	292	340

Other income/(expense):
Interest, net	10	11
Other income/(expense), net	34	99
	44	110

Income before income taxes	336	450

Income tax expense	133	173

Net income	$203	$277

Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Weighted average shares outstanding
Basic	3,578	3,571
Diluted	3,587	3,571

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTHS ENDED OCTOBER 31, 2010
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2010	3,576	$36	$29,138	$(14,305)	$14,869

Stock based compensation expense	3	-	11	-	11

Dividend Payment				$(90)	(90)

Net income	-	-	-	203	203

Balance at October 31, 2010	3,579	$36	$29,149	$(14,192)	$14,993

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three-months ended October 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$277
Items to reconcile to net cash provided by operations:
Depreciation and amortization	154	170
Stock based compensation	11	12
Increase (decrease) in allowance for uncollectible receivables	72	(11)
Change in deferred income taxes	119	157
Gain on sale	(35)	(99)
Loss on disposal of equipment	1	-
Changes in operating assets and liabilities:
Accounts receivable, net	14	126
Prepaid expenses	16	(79)
Prepaid advertising credits	42	36
Loans and advances	17	(7)
Other assets	11	6
Accounts payable	80	(45)
Commissions payable to brokers	(345)	(373)
Accrued commissions to brokers	110	145
Accrued expenses	(53)	135
Deferred revenue	(33)	(11)
Long-term liabilities	1	-
Advance payments	(31)	(6)
Net cash provided by operating activities	354	433

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(72)	-
Business sales	-	50
Purchase of property and equipment	(9)	(4)
Payments received from notes receivable - corporate office sales	47	48
Payments received from loans	-	14

Net cash provided by (used in) investing activities	(34)	108

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid to Common Shareholders	(90)	-
Net cash used in financing activities	(90)	-

Net increase in cash	230	541
Cash and cash equivalents at beginning of period	5,169	2,557
Cash and cash equivalents at end of period	$5,399	$3,098

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Non-Cash activities:
Sale of media credits	$86	$-

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our fiscal first quarter is from August 1 to October 31 (“three-months ended October 31”).  We report our results as of the last day of each calendar month (“accounting cycle”).

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements it recorded a portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance are recorded as Other assets – long term. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its marketing.   During the three-months ended October, 31 2010 and 2009, the Company recognized $26 and $7, expense on sale of advertising credits, respectively. Additionally the Company used approximately $20 and $28 of advertising credits in the three-months ending October 31, 2010 and 2009 respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2010 and we did not identify any impairment. The primary evaluation measures of operational cash flow since that last analysis have continued in this three-month period so we have not identified any indications of impairment as of October 31, 2010.

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

On May 8,  2009, the Company signed a Web services  agreement granting to  ITEX Latin America, Inc. a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services, for a term of five years. The agreement provides for a one-time platform subscription fee to be paid over a period of five years and recurring transaction processing fees based on gross merchandise volume (“GMV”) which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees.

Web services contracts include multiple deliverable components. The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term and recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of October 31, 2010, we had no contracts to issue common stock, but we did have 20 warrants outstanding.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-months ended October 31, 2010 and 2009 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2010	2009

Net income available for shareholders	$203	$277

Weighted avg. outstanding shares of common stock	3,578	3,571
Dilutive effect of warrants and restricted shares	9	-
Common stock and equivalents	3,587	3,571
Earnings per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

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

Deferred Revenue

We bill annually for association dues to certain members.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two Web services agreements. These agreements provide for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. As of October 31, 2010 we have a total of $233 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $64 is in Current liabilities–Deferred revenue and $169 is reflected in other long-term liabilities.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-months ended October 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – ITEX DOLLAR ACTIVITY

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

During three-months ending October 31, 2010 and 2009, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended October 31,
	2010	2009
Revenue:
Marketplace and other revenue	$73	$14

Costs and expenses:
Cost of marketplace revenue	-	-
Corporate salaries, wages and employee benefits	-	1
Selling, general and administrative	73	13
Depreciation and amortization	-	-
	73	14

Income from operations	-	-

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

As discussed in Note 1, the Company’s billing cycles occur in 13 four-week periods (“operating cycle”) during each year. The billing cycles do not correspond to the end of the calendar month, when the Company reports its results (“accounting cycle”).

At the end of each operating cycle, the Company records commissions payable to brokers based on a percentage of USD collections of revenues from association fees and transaction fees.  The commissions are paid to brokers in two equal installments with approximately one half paid one week after the end of the operating cycle and the second half paid three weeks after the end of the operating cycle.

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

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations and membership list purchases completed in fiscal years from 2005 to 2011. Changes in the carrying amount of the intangible assets in the three-months ended October 31, 2010 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total intagible assets
Balance as of July 31, 2010	$962	$16	$16	$994

Purchase of Membership list	72	-	-	72
Amortization	(117)	(7)	-	(124)
Balance as of October 31, 2010	$917	$9	$16	$942

Based on identified intangible assets recorded as of October 31, 2010 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership list Amortization	Noncompetition agreement Amortization	Trade name Amortization	Total Amortization

2011 (1)	339	9	1	349
2012	231	-	2	233
2013	230	-	2	232
2014	57	-	2	59
Thereafter	60	-	9	69
Total	$917	$9	$16	$942

(1)	The expected amortization for 2011 reflects amortization expense that the Company anticipates to be recognized in the nine-month period from November 1, 2010 to July 31, 2011.

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

In October 2009, ITEX sold assets originally acquired a 2007 acquisition. As part of the sale, ITEX allocated a pro rata portion of Membership list and Goodwill to the sale in the amount of $76 and $36, respectively. The pro rata percentage amount for Goodwill was calculated using the relative fair value of a corporate office sale to the estimated fair value of the ITEX network as a whole. The pro rata percentage amount of unamortized Membership list was calculated using the amount of the corporate office member transaction volume over the total transaction volume of the retained members acquired in the 2007 Intagio transaction.

In October 2010, ITEX purchased barter membership lists from a third-party in the amount of $72. This list will be amortized over a 60 month period.

There was no change in the carrying amount of Goodwill in the three-months ended October 31, 2010. The balance of Goodwill was $3,282 at October 31, 2010.

NOTE 5 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Solon, Ohio. These leases expire between May 2011 and April 2015.

Future minimum payments at October 31, 2010 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	205
2012	188
2013	163
2014	166
2015	126

Total	$848

(1)	The expected payments for 2011 reflect future minimum payments for the nine-month period from November 1, 2010 to July 31, 2011.

Rent expense, including utilities and common area charges, was $76 and $79, respectively for the three-months ended October 31, 2010 and 2009.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at October 31, 2010 under the non-cancelable commitment s were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	13
2012	8

Total	$21

(1)	The expected payments for 2011 reflect future minimum payments for the nine-month period from November 1, 2010 to July 31, 2011.

NOTE 6 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement, with its primary banking institution, US Bank, originally established in 2004.  On November 23, 2010, the maximum loan amount under the revolving credit facility increased from $2,500 to $3,000 and its maturity date was extended to November 30, 2011.

  There were no borrowings made under this line of credit in the three-months ending October 31, 2010 and there was no outstanding balance as of October 31, 2010.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 7 – LEGAL PROCEEDINGS

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

NOTE 8 – INCOME TAXES

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended October 31
	2010		2009
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$120	35%	$153	34%
State income taxes	13	4%	16	4%
Research and development credit	-	0%	(1)	0%
Permanent differences	-	0%	5	1%

Provision for income taxes	$133	39%	$173	38%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of October 31, 2010 is as follows (in thousands):

Balance at July 31, 2010	$292
Additions based on tax positions related to the current year	9
Balance at October 31, 2010	$301

The Company is subject to income taxes in the U.S as well as various U.S. state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is subject to U.S. and state income tax examinations by tax authorities for tax years 2005 through the present. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months.

NOTE 9 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On May 3, 2010, the Company completed a 1 for 5 reverse stock split of its outstanding common stock, par value $0.01 per share, pursuant to an amendment to its Articles of Incorporation.   All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  No shares were purchased in the three-month period ended October 31, 2010.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of October 31, 2010.
NOTE 10 – SHARE-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the "2004 Plan"), for which 400 shares of common stock were authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

No shares remained available for future grants under the 2004 Plan for both fiscal quarters ended October 31, 2010 and 2009.

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

The stock-based compensation expense, including a warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Three-months ended October 31,
	2010	2009

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$11	$3
Selling, general and administrative	-	9

Total stock-based compensation expense	11	12

At October 31, 2010, 26 shares of common stock granted under the 2004 Plan remained unvested. At October 31, 2010, the Company had $86 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 24 months.

NOTE 11 – SUBSEQUENT EVENTS

On November 15, 2010, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.04 per share, payable on December 20, 2010 to stockholders of record as of the close of business on December 10, 2010.

On November 24, 2010, ITEX Corporation and U.S. Bank entered into an Amendment to Loan Agreement and Note, to increase the maximum loan amount under its revolving credit facility from $2,500 to $3,000 and to extend the maturity date to November 30, 2011. There is no current outstanding balance on the line of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance.  Forward-looking statements reflect our expectations and assumptions only as of the date of this report and are subject to risks and uncertainties.    Actual events or results may differ materially.  We have included a detailed discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements in the section titled “Risk Factors” below.  We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our first quarter is the three-month period from August 1, 2010 to October 31, 2010 (“three-month period ended October 31”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

•
Comparative Results.  For the three-months ended October 31, 2010, as compared to the three-months ended October 31, 2009, our revenue increased by $188, or 5%, from $3,924 to $4,112. Our income from operations decreased by $48, or 14%, from $340 to $292.  Net income decreased by $74, or 27%, from $277 to $203.

•
Revenue Sources.  Our increase in revenues for the three-months ended October 31, 2010 was primarily attributable to our media and web services revenue streams.  In August 2008, we acquired certain assets of a media services company, and launched ITEX Media Services.  ITEX Media Services offers a variety of opportunities to the ITEX Marketplace and provides an “in kind” payment option for hospitality firms in funding their media campaigns. In 2009, we began offering subscription-based rights to our proprietary online broker and client relationship management platform.  Under two web services agreements, ITEX hosts the web interface, client relationship management platform and is responsible for all transactional processing.  Revenues from web services represented 5% of our total revenues for the quarter.

Revenue from our core business remained steady for the three-month period ending October 31, 2010 when compared to the corresponding 2009 period.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we believe our member businesses will improve and expect modest increases in our Marketplace transaction volume.

•
Corporate-owned Stores.  The ITEX system is currently approximately 96% broker managed and 4% company-operated.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly.  From time to time, we complement our broker system with a few corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.

During the three-month period ended October 31, 2010, we reflected a gain of $34 which was comprised of a $35 gain due to the sale of advertising credits and a loss of $1 from the disposition of fixed assets.

•
Revenue Growth.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  However, acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees and approximately 65% of our net revenues each quarter come from transactions generated during a quarter.  We continue to seek to increase our revenue by:

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

Adding new brokers is an important component of our overall growth plans, and we are increasing our franchise recruiting efforts.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard franchise fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added four new brokers in the 2010 fiscal year and one new broker in the three-months ending October 31, 2010 as a result of this initiative.

We continually enhance our internet applications and web services to make our online services more user friendly to our employees, members and web services partners, and to create confidence in the ITEX Marketplace.    We are in the process of upgrading our payment processing and team software with .NET technologies.  We reworked and launched in June 2010 a new interface for www.itex.com  with more tools and better search functionality for our members and brokers.  We have expanded our production and co-location facilities. In addition, we provided the latest technology to our staff and the Broker Network to interface with our internet applications with the goal of making the Marketplace more efficient.

We seek to support our Broker Network in various ways to add to its productivity and efficiency, including encouraging the use of current technology products and services.  In a recent initiative, we provided new desktop computers, software and monitors to brokers which meet established eligibility requirements, as well as to our corporate and corporate-owned offices, replacing models that were several years old.  In 2010 we purchased approximately 180 computer systems upon the launch of Office 2010, using Dell desktops and notebooks as the standard models, with software that included Microsoft Windows 7.  We expensed $129 during fiscal 2010 for these computer equipment and software upgrades.

•
Financial Position.  Our financial condition and balance sheet remain strong at October 31, 2010, with cash and cash equivalents of $5,399.  We paid off our business acquisition debt during 2009, and eliminated the associated interest expense.  Our net cash flows provided by operating activities were $354 for the three-month period ended October 31, 2010, compared to $433 for the corresponding period the previous year.  The decrease is primarily due to a decrease in net income.  We intend to continue to strengthen our business model, which has the ability to generate consistent cash flows with low capital expenditure requirements.  We seek to maintain an ample liquidity cushion, while returning cash to our stockholders.  We initiated a stock repurchase plan during the 2010 year.  In May, 2010, the board declared ITEX’s first ever cash dividend in the amount of $0.025 per share, payable on June 30, 2010 and declared a subsequent $0.025 cash dividend payable on September 20, 2010.  Each quarterly dividend to date entailed an expenditure of about $90.  We expect cash flows will be sufficient for future dividends to be paid out on a quarterly basis.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2010	2009
	(unaudited)
Revenue	$4,112	$3,924

Cost of marketplace revenue	$2,479	$2,549
Operating expenses	1,341	1,035
Income from operations	292	340

Other income, net	44	110
Income before income taxes	336	450

Provision for income taxes	133	173

Net income	$203	$277

Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Average common and equivalent shares:
Basic	3,578	3,571
Diluted	3,587	3,571

Revenue for the three-months ended October 31, 2010, as compared to the corresponding three-months of fiscal 2010, increased by $188, or 5%.  The increase in revenues came mostly from our web service and media initiatives which increased by $143, generating $234 in the three-months ended October 31, 2010, as compared to $91 for the corresponding three-months of fiscal 2010.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other trade exchange related expenses decreased by $70, or 3% for the three-month period ended October 31, 2010, compared to the corresponding period of fiscal 2010.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $306, or 30% for the three-months ended October 31, 2010, compared to the corresponding period of fiscal 2010.

The $306 increase in operating expenses in the three-months ended October 31, 2010, as compared to the corresponding period of fiscal 2010, resulted from a $270, or 59% increase in selling, general and administrative expenses and a $52, or 13% increase in corporate salaries, wages and employee benefits. These increases were offset somewhat by a $16, or 9% decrease in depreciation and amortization.  The most significant increase in the operating expenses year over year is related to the $166 increase in legal fees for the three-months ended October 31, 2010, compared to the corresponding period of fiscal 2010.

Income from operations for the three-months ended October 31, 2010, as compared to the corresponding three-months of fiscal 2010, decreased by $48 or 14%. This net decrease is primarily the result of an increase in operating expenses.

Net income for the three-months ended October 31, 2010, as compared to the corresponding three-months of fiscal 2010, decreased by $74 or 27% as a result of the decrease in the income from operations and a $66 decrease in other income in the three-months ended October 31, 2010, as compared to the corresponding three-months of fiscal 2010. In the three-months ended October 31, 2009, there was a $99 gain on the sale of our San Francisco corporate owned office.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2010 and 2009 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2010		2009
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$4,112	100%	$3,924	100%

Costs and expenses:
Cost of marketplace revenue	2,479	60%	2,549	65%
Salaries, wages and employee benefits	463	11%	411	10%
Selling, general and administrative	724	18%	454	12%
Depreciation and amortization	154	4%	170	4%
	3,820	93%	3,584	91%

Income from operations	292	7%	340	9%

Interest income, net	10	0%	11	0%
Gain on sale of assets, net	34	1%	99	3%
Income before income taxes	336	8%	450	11%

Provision (benefit) for income taxes	133	3%	173	4%

Net income	$203	5%	$277	7%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent
			increase
	2010	2009	(decrease)
	(unaudited)

Transaction fees	$2,551	$2,570	-1%
Association fees	1,189	1,191	0%
Other revenue	372	163	128%
	$4,112	$3,924	5%

Marketplace revenue for the three-months ended October 31, 2010 increased by $188, or 5% to $4,112 as compared to $3,924 for the three-months ended October 31, 2009.

Transaction fees for the three-months ended October 31, 2010 decreased by $19, or 1% from $2,570 for the three-months ended October 31, 2009. The decrease in transaction fees was due to slightly lower transaction volume for the three-months ended October 31, 2010, as compared to the three-months ended October 31, 2009.

Association fees for the three-months ended October 31, 2010 decreased by $2, or 0% from $1,191 for the three-months ended October 31, 2009. The slight decrease in association fees is due to a slight reduction in net active accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2010 increased by $209, or 128% to $372 as compared to $163 for the three-months ended October 31, 2009. The increase in other revenues was largely from of our web services initiatives which generated $202 in the three-months ended October 31, 2010, as compared to $87 for the corresponding three-months ended October 31, 2009. In addition, ITEX dollar revenue utilized in the marketplace during the three-months ended October 31, 2010 increased by $59 to $73 as compared to $14 for the three-months ended October 31, 2009.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $73 and $14 as ITEX dollar revenue for the three-months ended October 31, 2010 and 2009, respectively.

The corresponding ITEX dollar expenses in the three-months of 2010 were for legal, marketing, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):
	Three-months ended October 31,		Percent
	2010	2009	increase (decrease)
	(unaudited)

Transaction fee commissions	$1,765	$1,802	-2%
Association fee commissions	397	415	-4%
Corporate owned office costs	214	234	-9%
Other costs of revenue	103	98	5%
	$2,479	$2,549	-3%

Costs of marketplace revenue as percentage of total revenue	60%	65%

Costs of marketplace revenue for the three-months ended October 31, 2010 was $2,479 as compared to $2,549 for the three-months ended October 31, 2009, a decrease of $70, or 3%. The overall costs of marketplace revenue decreased from 65% to 60% as a percentage of total revenue primarily due to the increase of other revenue which has no commission component and has lower costs of marketplace revenue expenses.

Transaction fee commissions for the three-months ended October 31, 2010 decreased by $37 or 2% to $1,765 as compared to $1,802 for the three-months ended October 31, 2009. The decrease in transaction fees was primarily due to the corresponding decrease in transaction fee revenues for the comparable periods.

Association fee commissions are paid to Brokers upon the collection of the association revenue. Association fee commissions for the three-months ended October 31, 2010 decreased by $18, or 4% to $397 as compared to $415 for the three-months ended October 31, 2009. This percentage decrease is greater than the slight decrease in related association revenue, due to a higher reserve in the three-months ending October 31, 2010 of uncollectible association fees.

Our corporate owned office costs decreased by $20, or 9% to $214 for the three-months ended October 31, 2010 as compared to $234 for the three-months ended October 31, 2009. This decrease was primarily due to lower overall staffing cost resulting from the sale of the San Francisco corporate-owned office during the three-months ending October 31, 2009.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands)(unaudited):

	Three-months ended October 31,		Percent
	2010	2009	increase
	(unaudited)

Corporate salaries, wages and employee benefits	$463	$411	13%

Corporate salaries, wages and employee benefits as percentage of total revenue	11%	10%

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2010, as compared to the three-months ended October 31, 2009, increased by $52, or 13%. The increase is primarily due to additional headcount required to manage the Web services revenue streams. In addition, annual pay increases were provided to the majority of employees. The pay increases were offset somewhat by the 2010 termination of the company’s 401(k)plan and increased health premium copayments deducted from employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2010	2009	increase

Selling, general and administrative expenses	$724	$454	59%

Selling, general and administrative expenses as percentage of total revenue	18%	12%

Selling, general and administrative expenses for the three-months ended October 31, 2010, as compared to the three-months ended October 31, 2009, increased by $270, or 59%. Our selling general and administrative expenses also increased as a percentage of total revenues in the periods presented. The increase is due primarily to an increase in legal fees, marketing and bad debt. Legal fees for the three-months ended October 31, 2010 increased by $166, or 277% to $226 as compared to $60 for the three-months ended October 31, 2009. The primary increase in legal fees was due to the June 2003 initiated Kamm litigation, as discussed in Note 7, elevated legal fees expensed on the proxy contest, and increased fees for the 2010 failed computer offer from one of our brokers. Additionally, we increased our national marketing campaign and advertising expenditures during the quarter. Also, bad debt expense for the three-months ended October 31, 2010 increased by $72, or 103% to $142 as compared to $70 for the three-months ended October 31, 2009.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2010	2009	decrease

Depreciation and amortization	$154	$170	-9%

Depreciation and amortization as percentage of total revenue	4%	4%

Depreciation and amortization for the three-months ended October 31, 2010, as compared to the three-months ended October 31, 2009, decreased by $16, or 9%. Depreciation and amortization also decreased as a percentage of total revenues in the periods presented. The decreases are primarily related to the completion of the amortization of a non-compete agreement associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2010	2009	Percent (decrease)

Interest income	$10	$11	-9%
Gain on sale of assets	$34	$99	-66%
Other income	$44	$110	-60%

Other income, as percentage of total revenue	1%	0%

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

Other income for the three-month period ended October 31, 2010 includes a $35 gain on the sale of advertising credits offset by a loss of $1 on the disposition of fixed assets. Other income for the three-month period ended October 31, 2009 includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office in October 2009.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31
	2010		2009
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$120	35%	$153	34%
State income taxes	13	4%	16	4%
Research and development credit	-	0%	(1)	0%
Permanent differences	-	0%	5	1%
Provision for income taxes	$133	39%	$173	38%

In the three-months ended October 31, 2010, we recognized a $133 provision for income taxes, compared to $173 in the three-months ended October 31, 2009, which represents a $40 decrease in income taxes, due to the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2010 and October 31, 2010, we had $5,169 and $5,399, respectively, in cash and cash equivalents. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2011. We have no outstanding balance on our line of credit as of October 31, 2010.

The following table presents a summary of our cash flows for the three-months ended October 31, 2010 and 2009 (in thousands) (unaudited):

	Three-months ended October 31,
	2010	2009

Cash provided by operating activities	$354	$433
Cash provided by (used) in investing activities	(34)	108
Cash used in financing activities	(90)	-
Increase (decrease) in cash	$230	$541

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete acquisitions in fiscal 2008 and in the first three-months of 2009.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of October 31, 2010, includes advertising credits originally obtained in our business acquisition in August 2008 in the amount of $185, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

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

Operating Activities

For the three-months ended October 31, 2010, net cash provided by operating activities was $354 compared with $433 in the three-months ended October 31, 2009 a decrease of $79, or 18%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities and by the decrease in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2010	2009

Net income	$203	$277
Add: non-cash expenses	322	229
Add: changes in operating assets and liabilities	(171)	(73)
Net cash provided by operating activities	$354	$433

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Three-months ended October 31,
	2010		2009
	Amount	Percent of total	Amount	Percent of total

Credit cards	$2,843	66%	$2,855	65%
Electronic funds transfer	1,137	26%	1,177	27%
Cash and checks	321	7%	357	8%
Cash received from marketplace members	$4,301	100%	$4,389	100%

Investing Activities

Net cash used in investing activities was primarily the result of a business acquisition, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the three-months ended  October 31, 2010, net cash used  by investing activities was ($34) compared with $108 provided by investing activities in the three-months ended October 31, 2009, a decrease of $142, or 131%.  In the three-months ended October 31, 2010, the net cash used in investing activities was primarily related to $72 cash consideration paid for the acquisition of a Barter membership list and $9 in purchases of new equipment, offset by $47 in payments received from notes during the period. In the three-months ended October 31, 2009, the net cash provided by investing activities was primarily related to the sale of a corporate-owned office which included a $50 cash down payment and collection of existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the three-months ended  October 31, 2010, net cash used in financing activities was $90 compared with $0 used in financing activities in the three-months ended October 31, 2009, an increase of cash used in financing activities of $90. In the three-months ended October 31, 2010, we declared and paid a $90 cash dividend to our stockholders.

Commitments and Contingencies

 We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Solon, Ohio. These leases expire between May 2011 and April 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2010 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2011(1)	205	13	218
2012	188	8	196
2013	163	-	163
2014	166	-	166
2015	126	-	126

Total	$848	$21	$869

(1)	The expected payments for 2011 reflect future minimum payments for the nine-month period from November 1, 2010 to July 31, 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including allowances for uncollectible accounts;
•	accounting for ITEX dollar activities;
•	the allocation of purchase price in business combinations
•	accounting for goodwill and other long-lived intangible assets;
•	accounting for income taxes
•	share-based compensation; and
•	litigation matters

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2010 annual report on Form 10-K.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Although we seek to increase revenues through organic growth and the development of new revenue streams, the primary driver of revenue growth in recent years has been through business acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may be unable to continue to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the ITEX Marketplace, it is difficult for us to project the level of our revenues or earnings accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 65% of our net revenues each fiscal quarter come from transactions during that three-month period.  Our operating results in one or more future quarters may fall below the expectations of investors.

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

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 – Legal Proceedings of the Notes to consolidated financial statements (Item 1) for information regarding legal proceedings.

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

ITEX CORPORATION
(Registrant)

Date: December 14, 2010	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer