Form 10-Q
period 2011-01-31
ITEX CORP
filed 2011-03-10
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011.

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
Yes ☐  No ☒

As of January 31, 2011, we had 3,605,320 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three and Six-month Period Ended January 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 31, 2011	July 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$5,612	$5,169
Accounts receivable, net of allowance of $427 and $349	1,005	859
Prepaid expenses	143	118
Loans and advances	35	55
Prepaid advertising credits	157	157
Deferred tax asset	1,018	1,018
Notes receivable - corporate office sales	129	125
Other current assets	21	24
Total current assets	8,120	7,525

Property and equipment, net of accumulated depreciation of $430 and $380	127	169
Intangible assets, net of accumulated amortization of $2,456 and $2,205	814	994
Deferred tax asset, net of current portion	4,795	5,000
Notes receivable - corporate office sales, net of current portion	589	480
Other long-term assets	56	188
Goodwill	3,282	3,282
Total assets	$17,783	$17,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68	$124
Commissions payable to brokers	384	661
Accrued commissions to brokers	1,167	789
Accrued expenses	753	705
Deferred revenue	114	133
Advance payments	128	167
Total current liabilities	2,614	2,579

Long-term liabilities:
Other long-term liabilities	157	190
Total Liabilities	2,771	2,769

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,583 and 3,576 shares issued and outstanding, respectively	36	36
Additional paid-in capital	29,160	29,138
Accumulated deficit	(14,184)	(14,305)
Total stockholders' equity	15,012	14,869
Total liabilities and stockholders’ equity	$17,783	$17,638

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three-Months Ended January 31,		Six-Months Ended January 31,
	2011	2010	2011	2010

Revenue:
Marketplace revenue and other revenue	$4,417	$4,537	$8,530	$8,460

Costs and expenses:
Cost of Marketplace revenue	2,764	2,907	5,243	5,456
Corporate salaries, wages and employee benefits	554	479	1,017	891
Selling, general and administrative	709	462	1,434	915
Depreciation and amortization	155	163	309	333
	4,182	4,011	8,003	7,595

Income from operations	235	526	527	865

Other income (expense)
Net interest	10	10	20	21
Gain (loss) on sale of assets	-	(257)	34	(157)
	10	(247)	54	(136)

Income before income taxes	245	279	581	729

Provision for income taxes	94	107	227	280

Net income	$151	$172	$354	$449

Net income per common share:
Basic	$0.04	$0.05	$0.10	$0.13
Diluted	$0.04	$0.05	$0.10	$0.13

Weighted average shares outstanding
Basic	3,581	3,575	3,580	3,569
Diluted	3,588	3,578	3,587	3,571

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTHS ENDED JANUARY 31, 2011
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2010	3,576	$36	$29,138	$(14,305)	$14,869

Stock based compensation expense	7	-	22	-	22

Dividend Payment				(233)	(233)

Net income	-	-	-	354	354

Balance at January 31, 2011	3,583	$36	$29,160	$(14,184)	$15,012

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six-months ended January 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354	$449
Items to reconcile to net cash provided by operations:
Depreciation and amortization	309	333
Stock based compensation	22	30
Increase/(Decrease) in allowance for uncollectible accounts	78	(21)
Change in deferred income taxes	205	255
Loss/(Gain) on Sale	(35)	156
Loss on disposal of equipment	1	-
Changes in operating assets and liabilities:
Accounts receivable, net	(224)	(332)
Prepaid expenses	(25)	(152)
Prepaid advertising credits	66	57
Loans and Advances	20	(11)
Notes receivable from customers, net of repayments	-	(14)
Other assets	18	7
Accounts payable	(56)	11
Commissions payable to brokers	(277)	(318)
Accrued commissions to brokers	378	441
Accrued expenses	48	71
Deferred revenue	(54)	(54)
Long-term liabilities	2	-
Advance payments	(39)	(13)
Net cash provided by operating activities	791	895

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(72)	-
Advances on loans	(100)	-
Business sales	-	50
Purchase of property and equipment	(17)	(2)
Payments received from notes receivable - corporate office sales	74	107
Payments received from loans	-	20
Net cash provided by (used in) investing activities	(115)	175

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid to Common Shareholders	(233)	-
Net cash used in financing activities	(233)	-

Net increase in cash	443	1,070
Cash and cash equivalents at beginning of period	5,169	2,557
Cash and cash equivalents at end of period	$5,612	$3,627

Supplemental cash flow information:
Cash paid for taxes	-	3

Non-cash activities:
Sale of media credits	86	0
San Francisco Office note receivable	0	174

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

Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our fiscal second quarter is from November 1, 2010 to January 31, 2011 (“three-months ended January 31”).  The Company’s first six months is from August 1, 2010 to January, 31, 2011. We report our results as of the last day of each calendar month (“accounting cycle”).

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its marketing.   During the three-months ending January 31, 2011 and 2010, the Company recognized $10 and $7 expense on the sale of advertising credits, respectively. For the six month periods ended January 31, 2011 and 2010, the Company recognized $36 and $15 expense on sale of advertising credits, respectively. Additionally the Company used approximately $14 and $13 of advertising credits in the three-months ending January 31, 2011 and 2010 and $30 and $42 of advertising credits in the six-months ending January 31, 2011 and 2010, respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2010 and we did not identify any impairment. The primary evaluation measures of operational cash flow since that last analysis have continued in this six-month period so we have not identified any indications of impairment as of January 31, 2011.

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

In the 3rd quarter of fiscal 2009,  the Company entered into a Web services agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The agreement provided for a one-time consideration of $350 paid to ITEX, as a platform subscription fee as well as periodic transaction processing, support and consulting fees. In the fourth quarter of fiscal 2009, the Company signed a Web services  agreement granting to  ITEX Latin America, Inc. a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services, for a term of five years. The agreement provides for a one-time platform subscription fee to be paid over a period of five years and recurring transaction processing fees based on gross merchandise volume (“GMV”) which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees.

Web services contracts include multiple deliverable components. The Company recognizes revenue from the platform subscription fee on a straight-line basis over the contract term and recognizes revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of January 31, 2011, we had no contracts to issue common stock, but we did have 20 warrants outstanding.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and six-month periods ended January 31, 2011 and 2010 (in thousands, except per share data):

	Three-months Ended January 31,		Six-months Ended January 31,
	2011	2010	2011	2010

Net income available for stockholders	$151	$172	$354	$449

Weighted avg. outstanding shares of common stock	3,581	3,575	3,580	3,569
Dilutive effect of stock options and restricted shares	7	4	7	2
Common stock and equivalents	3,588	3,578	3,587	3,571
Earnings per share:
Basic	$0.04	$0.05	$0.10	$0.13
Diluted	$0.04	$0.05	$0.10	$0.13

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

Deferred Revenue

We bill annually for association dues to certain members.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two Web services agreements. These agreements provide for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. As of January 31, 2011 we have a total of $216 of deferred revenue derived from Web services reflected on our Balance Sheet, of which $64 is in Current liabilities–Deferred revenue and $152 is reflected in other long-term liabilities.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-months ended January 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

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

During three and six-months ending January 31, 2011 and 2010, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2011	2010	2011	2010
Revenue:
Marketplace and other revenue	$97	$47	$169	$61

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	-	-
Selling, general and administrative	97	47	169	61
Depreciation and amortization	-	-	-	-
	97	47	169	61

Income from operations	-	-	-	-

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

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations and membership list purchases completed in fiscal years from 2005 to 2011. Changes in the carrying amount of the intangible assets in the six-months ended January 31, 2011 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total Intangible assets
Balance as of July 31, 2010	$962	$16	$16	$994

Purchase of Membership list	72	-	-	72
Amortization	(237)	(14)	(1)	(252)
Balance as of January 31, 2011	$797	$2	$15	$814

Based on identified intangible assets recorded as of January 31, 2011 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists Amortization	Noncompetition agreements Amortization	Trade name Amortization	Total Amortization

2011 (1)	219	2	-	221
2012	231	-	2	233
2013	245	-	2	247
2014	42	-	2	44
Thereafter	60	-	9	69
Total	$797	$2	$15	$814

(1)	The expected amortization for 2011 reflects amortization expense that the Company anticipates to be recognized in the six-month period from February 1, 2011 to July 31, 2011.

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

There was no change in the carrying amount of Goodwill in the six-months ended January 31, 2011. The balance of Goodwill was $3,282 at January 31, 2011.

NOTE 5 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Solon, Ohio. These leases expire between May 2011 and April 2015.

Future minimum payments at January 31, 2011 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	140
2012	188
2013	163
2014	166
2015	127

Total	$784

(1)	The expected payments for 2011 reflect future minimum payments for the six-month period from February 1, 2011 to July 31, 2011.

Rent expense, including utilities and common area charges, was $77 and $73, respectively for the three-month periods ended January 31, 2011 and 2010.  Rent expense was $153 and $151 for the six-month periods ended January 31, 2011 and 2010.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at January 31, 2011 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	5
2012	8

Total	$13

(1)	The expected payments for 2011 reflect future minimum payments for the six-month period from February 1, 2011 to July 31, 2011.

NOTE 6 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement, with its primary banking institution, US Bank, originally established in 2004.  On November 23, 2010, the maximum loan amount under the revolving credit facility increased from $2,500 to $3,000 and its maturity date was extended to November 30, 2011.

There were no borrowings made under this line of credit in the three-months ending January 31, 2011 and there was no outstanding balance as of January 31, 2011.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 7 – LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  Plaintiff sought damages against us in the amount of $5,000 and a preliminary injunction enjoining us from selling a New York office, previously managed by plaintiff, to any person, company or entity.  In July 2003, the Court denied plaintiff's motion for a preliminary injunction.  Plaintiff failed to prosecute the action, and, in May 2004, the Court administratively dismissed the action.  During September 2005, the Court granted a motion from plaintiff to vacate the dismissal of his action and for leave to amend the complaint.  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys' fees.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  In January 2011, we filed a motion for summary judgment on plaintiffs’ claims.  Plaintiffs subsequently dropped certain breach of contract claims and certain claims for accounts receivables were dismissed at the motion hearing in February 2011.  The ruling on the balance of the claims is pending. A trial date has been set in April 2011.  We believe the termination of plaintiff's brokerage was for proper cause.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended January 31				Six-months ended January 31,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$85	35%	$95	34%	$204	35%	$248	34%
State income taxes	9	4%	9	3%	23	4%	25	3%
Research and development credit	-	0%	-	0%	-	0%	(1)	0%
Non-deductible expenses	-	0%	3	1%	-	0%	8	1%
Change in effective state rate and other items	-	0%	-	0%	-	0%	-	0%
Other	-	0%	-	0%	-	0%	-	0%

Provision for income taxes	$94	39%	$107	38%	$227	39%	$280	38%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the ‘more likely than not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of January 31, 2011 is as follows (in thousands):

Balance at July 31, 2010	$292
Additions based on tax positions related to the current year	16
Balance at January 31, 2011	$308

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

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  No shares were purchased in the three-month period ended January 31, 2011.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of January 31, 2011.

NOTE 10 – SHARE-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the “2004 Plan”), for which 400 shares of common stock were authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

No shares remained available for future grants under the 2004 Plan for both fiscal quarters ended January 31, 2011 and 2010.

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

The stock-based compensation expense, including a warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2011	2010	2011	2010

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$11	$11	$22	$14
Selling, general and administrative	-	6	-	16

Total stock-based compensation expense	11	17	22	30

At January 31, 2011, 23 shares of common stock granted under the 2004 Plan remained unvested. At January 31, 2011, the Company had $74 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 21 months.

NOTE 11 – SUBSEQUENT EVENTS

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), that would increase the number of shares of the Company’s common stock, $.01 par value per share, that may be delivered pursuant to awards granted under the Plan by an additional 400 shares. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants.

On February 28, 2011, the agreement with the Company’s principal web services client, entered into in February 2009, was terminated.  The web services contract had been responsible for generating approximately 5% of the Company’s total revenues for the six-months ending January 31, 2011.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our second quarter is the three-month period from November 1, 2010 to January 31, 2011 (“three-month period ended January 31”).  The Company’s first six months is from August 1, 2010 to January, 31, 2011. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

Comparative Results.  For the three-months ended January 31, 2011, as compared to the three-months ended January 31, 2010, our revenue decreased by $120, or 3%, from $4,537 to $4,417 and our income from operations decreased by $291, or 55%, from $526 to $235. For the six-month period ended January 31, 2011, as compared to the six-month period ended January 31, 2010, our revenue increased by $70, or 1%, from $8,460 to $8,530 and our income from operations decreased by $338, or 39%, from $865 to $527.

•
Revenue Sources.  Our increase in revenues for the six-months ended January 31, 2011 was primarily attributable to our web services revenue stream. Revenues from web services increased from 4% in the six-months ended January 31, 2010 to 5% of our total revenues for the six-months ending January 31, 2011.

Our primary source of web services revenue since the 3rd quarter of fiscal 2009 has been derived from subscription fees, transactional, support and consulting fees from one media services customer.  On February 28, 2011, the web services agreement with this customer was terminated.  Although we will receive some web services revenue in the third quarter of fiscal 2011, we expect a reduction is gross revenues in subsequent quarters.

Revenue from our core business of Association and Transaction fees declined 2% during the six-month period ending January 31, 2011 when compared to the corresponding 2010 period.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community continues to be vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we are hopeful our member businesses will improve and expect modest increases in our Marketplace transaction volume and core business revenues.

•
Corporate-owned Stores.  The ITEX system is currently approximately 96% broker managed and 4% company-operated.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly.  From time to time, we complement our broker system with a few corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.  We anticipate that a couple of our company-operated stores will be transitioned to broker ownership before the end of the fiscal year, further reducing our general overhead.

•
Revenue Growth.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  However, acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees and approximately 65% of our net revenues each quarter come from Marketplace transactions generated during a quarter.  We continue to seek to increase our revenue by:

•	marketing the benefits of participation in the Marketplace;
•	adding qualified brokers;
•	enhancing our internet applications;
•	supporting the Broker Network.

In fiscal 2010, our national advertising campaign emphasized the benefits of participation in the ITEX Marketplace.  We were able to utilize advertising credits obtained in a business acquisition in August 2008 for the ad placements.  We anticipate continuing our advertising efforts throughout the 2011 year.

Adding qualified brokers is an important component of our overall growth plan.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added four new brokers in the 2010 fiscal year and three new brokers in the six-months ending January 31, 2011 as a result of this initiative.

We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the ITEX Marketplace.    We are in the process of upgrading our payment processing and team software with .NET technologies.  In June 2010 we launched a new interface for www.itex.com  with more tools and better search functionality for our members and brokers.  During the year, we expanded our production and co-location facilities. In addition, we recently provided new workstations and monitors to our staff to interface with our internet applications with the goal of making the Marketplace more efficient.

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

•
Financial Position. Our financial condition and balance sheet remain strong at January 31, 2011, with cash and cash equivalents of $5,612. Our net cash flows provided by operating activities were $791 for the six-month period ended January 31, 2011, compared to $895 for the corresponding period the previous year. The decrease is primarily due to a decrease in net income. Our business model has the ability to generate consistent cash flows with low capital expenditure requirements. We seek to maintain an ample liquidity cushion, while returning cash to our stockholders. We initiated a stock repurchase plan during the 2010 year which is still in effect. In May 2010, the board initiated a quarterly cash dividend program. Since the inception of the program through January 31, 2011 we have distributed $325 in cash dividends. We expect cash flows will be sufficient for future dividends to be paid out on a quarterly basis.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2011	2010	2011	2010

Revenue	$4,417	$4,537	$8,530	$8,460

Cost of marketplace revenue	$2,764	$2,907	$5,243	$5,456
Operating expenses	1,418	1,104	2,760	2,139
Income from operations	235	526	527	865

Other income (expense)	10	(247)	54	(136)
Income before income taxes	245	279	581	729

Provision for income taxes	94	107	227	280

Net income	$151	$172	$354	$449

Net income per common share:
Basic	$0.04	$0.05	$0.10	$0.13
Diluted	$0.04	$0.05	$0.10	$0.13

Average common and equivalent shares:
Basic	3,581	3,575	3,580	3,569
Diluted	3,588	3,578	3,587	3,571

Revenue for the three-months ended January 31, 2011, as compared to the corresponding period of fiscal 2010 decreased by $120, or 3%. Revenue for the six-month period ended January 31, 2011, as compared to the corresponding six-month period of fiscal 2010, increased by $70, or 1%. The decrease in revenues for the three-months ended January 31, 2011 was primarily due to a decrease in our core Association and Transaction revenues offset somewhat by an increase in our media and web services initiatives. The increase in revenues for the six-months ended January 31, 2011 came primarily from the increase in our media and web services revenue streams.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other trade exchange related expenses decreased by $143, or 5% for the three-month period ended January 31, 2011, compared to the corresponding period of fiscal 2010. Cost of Marketplace revenue decreased by $213, or 4% for the six-month period ended January 31, 2011, compared to the corresponding period of fiscal 2010. The cost of Marketplace decreases were in line with the corresponding decrease in Association and Transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $314, or 28% for the three-months ended January 31, 2011, compared to the corresponding period of fiscal 2010. Operating expenses increased by $621, or 29% for the six-month period ended January 31, 2011, compared to the corresponding period of fiscal 2010.

The increase in operating expenses in the three-months ended January 31, 2011, as compared to the corresponding period of fiscal 2010, resulted from a $75 increase in corporate salaries, wages and benefits, $247 increase in selling, general and administrative expenses and an $8 decrease in depreciation and amortization.

The primary increase in operating expenses in the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, resulted from a $519 increase in selling, general and administrative expenses, and $126 increase in corporate salaries, wages and employee benefits..

The most significant increase in our selling, general and administrative year over year, resulted from $381 of increased legal expenses relating to the 2010 proxy contest, defending the Company from the litigation matter described in NOTE 7 to our consolidated financial statements, and general legal matters.

Income from operations for the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $291, or 55%. Income from operations for the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, decreased by $338, or 39%. The decrease for both the three and the six-month periods is the result of the decrease in revenues along with an increase in operating expenses.

Net income for the three-months ended January 31, 2011, as compared to the corresponding period of fiscal 2010, decreased by $21 or 12%. Net income for the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, decreased by $95, or 21%. The amount of decrease in net income for both the three and six-month periods was less than the decrease from income from operations in the 2011 periods as there was a $257 loss recorded in the three-month period ended January 31, 2010 compared to a $34 gain recorded in 2011.

Earnings per share, both basic and diluted, decreased by $0.01 per share in the three-months ended January 31, 2011 compared to the three-months ended January 31, 2010. Earnings per share, both basic and diluted, decreased $0.03 per share for the six-month period ended January 31, 2011 compared to the six-month period ended January 31, 2010.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-months periods ended January 31, 2011 and 2010 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2011		2010		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:

Marketplace revenue and other revenue	$4,417	100.0%	$4,537	100.0%	$8,530	100.0%	$8,460	100.0%

Costs and expenses:
Cost of Marketplace revenue	2,764	62.6%	2,907	64.1%	5,243	61.5%	5,456	64.5%
Salaries, wages and employee benefits	554	12.5%	479	10.6%	1,017	11.9%	891	10.5%
Selling, general and administrative	709	16.1%	462	10.2%	1,434	16.8%	915	10.8%
Depreciation and amortization	155	3.5%	163	3.6%	309	3.6%	333	3.9%
	4,182	94.7%	4,011	88.5%	8,003	93.8%	7,595	89.8%

Income from operations	235	5.3%	526	11.5%	527	6.2%	865	10.1%

Other Income/(expense)	10	0.2%	(247)	-5.4%	54	0.6%	(136)	-1.6%

Income before income taxes	245	5.5%	279	6.1%	581	6.8%	729	8.6%

Provision for income taxes	94	2.1%	107	2.4%	227	2.6%	280	3.3%

Net income	$151	3.4%	$172	3.7%	$354	4.2%	$449	5.3%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent increase	Six-months ended January 31,		Percent increase
	2011	2010	(decrease)	2011	2010	(decrease)

Transaction fees	$2,847	$2,989	-5%	$5,399	$5,559	-3%
Association fees	1,189	1,206	-1%	2,378	2,397	-1%
Other revenue	381	342	11%	753	504	49%
	$4,417	$4,537	-3%	$8,530	$8,460	1%

Total revenue decreased by $120, or 3%, for the three-months ended January 31, 2011, as compared to the corresponding period ended January 31, 2010. Total revenue increased by $70, or 1% for the six-month period ended January 31, 2011, as compared to the six-month period ended January 31, 2010.

Transaction fee revenue for the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $142, or 5%. Transaction fee revenue for the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, decreased by $160, or 3%. The decrease for both the three and the six-month periods is the result of the decrease in the volume of transactions that took place in the ITEX Marketplace.

Association fee revenue for the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $17, or 1%. Association fee revenue for the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, decreased by $19, or 1%. The decrease for both the three and the six-month periods is the result of a reduction in the net members participating in the ITEX Marketplace.

Other revenue for the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $39, or 11%. Other revenue for the six-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $249, or 49%.   The increase in other revenues for both periods was largely from an increase in our media and web services initiatives and ITEX dollar revenue utilized in the marketplace.

Web services revenue for the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $25, or 15%. Web services for the six-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $141, or 56%.   ITEX dollar revenue utilized in the marketplace during the three-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $50, or 105%. ITEX dollar revenue utilized in the marketplace during the six-months ended January 31, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $108, or 177%.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $97 and $47 as ITEX dollar revenue for the three-months ended January 31, 2011 and 2010, respectively. We recorded $169 and $61 as ITEX dollar revenue for the six-months ended January 31, 2011 and 2010, respectively.

The corresponding ITEX dollar expenses in the three and six-months of 2011 were for marketing, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended January 31,		Percent increase	Six-months ended January 31,		Percent increase
	2011	2010	(decrease)	2011	2010	(decrease)

Transaction fee commissions	$2,007	$2,110	-5%	$3,772	$3,912	-4%
Association fee commissions	418	427	-2%	815	842	-3%
Corporate-owned office costs	239	197	21%	453	431	5%
Other costs of revenue	100	173	-42%	203	271	-25%
	$2,764	$2,907	-5%	$5,243	$5,456	-4%

Costs of Marketplace revenue as percentage of total revenue	63%	64%		61%	64%

Costs of Marketplace revenue for the three-months ended January 31, 2011, as compared to the three-months ended January 31, 2010, decreased by $143, or 5%.  Costs of Marketplace revenue for the six-month period ended January 31, 2011, as compared to six-month period ended January 31, 2010, decreased by $213, or 4%. The overall decrease in costs of revenue corresponds to the decrease in total revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and six-month periods ended January 2011 and 2010, respectively because of the increase in other revenue which has no associated costs of Marketplace expense.

Transaction fee commissions decreased by $103, or 5% for the three-months ended January 31, 2011, as compared to the corresponding period of fiscal 2010.  The decrease in transaction fee commissions is due to a corresponding decrease in the transaction fee revenue. Transaction fee commissions decreased by $140 or 4% for the six-month period ended January 31, 2011 as compared to the corresponding period of fiscal 2010 as transaction fee revenue decreased by a similar rate during the comparable periods.

Association fee commissions decreased by $9 and $27, or 2% and 3%, respectively for the three and six-month periods ended January 31, 2011 as compared to the corresponding periods of fiscal 2010. The decrease in commissions was in line with the corresponding decrease in association fee revenue for the same periods.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs increased by $42 and $22, or 21% and 5%, respectively for the three and six-month periods ended January 31, 2011 as compared to the corresponding periods of fiscal 2010.  The increase is due to increased expenses associated with managing a portion of the web services initiatives out of our corporate-owned stores.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $73 and $68, or 42% and 25%, respectively for the three and six-month periods ended January 31, 2011 as compared to the corresponding periods of fiscal 2010. The primary decrease is due to the 2010 year expense for broker computer equipment and software upgrades expensed during the six-month period ended January 31, 2010.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance in the 2010 year, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands)(unaudited):

	Three-months ended January 31,		Percent	Six months ended January 31,		Percent
	2011	2010	increase	2011	2010	increase

Corporate salaries, wages and employee benefits	$554	$479	16%	$1,017	$891	14%

Corporate salaries, wages and employee benefits as percentage of total revenue	13%	11%		12%	11%

Salaries, wages and employee benefits increased by $75 and $126, or 16% and 14%, respectively for the three and six-month periods ended January 31, 2011 as compared to the corresponding periods of fiscal 2010. The increase is primarily related to increased headcount, bonuses and an increase in stock-based compensation. These increases were offset somewhat by the termination of the 401(k) matching program in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six- months ended January 31,		Percent
	2011	2010	increase	2011	2010	increase

Selling, general and administrative expenses	$709	$462	53%	$1,434	$915	57%

Selling, general and administrative expenses as percentage of total revenue	16%	10%		17%	11%

Selling, general and administrative expenses increased by $247 and by $519, or 53% and 57%, respectively, for the three and six-month periods ended January 31, 2011, as compared to the three and six-month periods ended January 31, 2010. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase is due primarily to an increase in legal fees. Legal fees for the three and six-month periods ended January 31, 2011 increased by $214 and by $381, or 448% and 356%, respectively, compared to the three and six-months ended January 31, 2010. The primary increase in legal fees was due to the June 2003 initiated Kamm litigation, as discussed in NOTE 7 to our consolidated financial statements, elevated legal fees expensed on the 2010 proxy contest, and increased fees for the 2010 failed computer offer from one of our brokers. Additionally, we increased our national marketing campaign and advertising expenditures during the three and six month periods ended January 31, 2011.

Bad debt expense for the three-months ended January 31, 2011 decreased by $15, or 16% to $80 as compared to $95 for the three-months ended January 31, 2010. Bad debt expense for the six-months ended January 31, 2011 increased by $58, or 35% to $223 as compared to $165 for the six-months ended January 31, 2010.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2011	2010	decrease	2011	2010	decrease

Depreciation and amortization	$155	$163	-5%	$309	$333	-7%

Depreciation and amortization as percentage of total revenue	4%	4%		4%	4%

Depreciation and amortization decreased by $8 and $24, or 5% and 7%, respectively for the three and the six-month periods ended January 31, 2011, as compared to the three and the six-month periods ended January 31, 2010. Depreciation and amortization remained steady as a percentage of total revenues in the three and six-month periods ended January 31, 2011 compared to the corresponding periods in 2010. There have been no material additions of property and equipment and intangible assets in 2011, which along with some expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income/expense

Other income expense includes interest received on notes receivable and promissory notes, and certain one-time gains and losses.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent increase	Six-months ended January 31,		Percent
	2011	2010	(decrease)	2011	2010	(decrease)

Interest income	$10	$10	0%	$20	$21	-5%
Interest expense	-	-	-	-	-	-
Interest income, net	$10	$10	0%	$20	$21	-5%

Gain (loss) on sale of assets	$-	$(257)	-100%	$34	$(157)	-122%
Other income/(expense)	$10	$(247)	-104%	$54	$(136)	-140%

Other income/(expense), as percentage of total revenue	0%	-5%		1%	-2%

The gross interest income is derived primarily from our notes receivable for corporate office sales. During 2004, we sold five corporate-owned offices to our brokers. During fiscal 2008, we sold to certain brokers three regional offices obtained from Intagio in August 2007 and in October, 2009 we sold the San Francisco, CA corporate-owned office. As a result of San Francisco office sale, a new corporate office notes receivable was originated in the amount of $175. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2011 and 2017. Interest income declines as the notes receivable are being repaid by the borrowers.

Other income/expense for the three months ended January 31, 2010 includes a loss of $255 representing the principal amount due on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker. The original amount of the note was $450. In January of 2010, we exercised our step-in rights and are currently managing the Seattle office as a corporate-owned office.   The note balance was declared to be in default resulting in the recognition of the $255 loss. In addition, there was a $2 loss on fixed asset disposal.

Other income/expense for the six-month period ended January 31, 2011 includes a $35 gain on the sale of advertising credits offset by a loss of $1 on the disposition of fixed assets. Other income for the six-month period ended January 31, 2010 includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office in October 2009 and the $255 loss on the defaulted Seattle note.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended January 31				Six-months ended January 31,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$85	35%	$95	34%	$204	35%	$248	34%
State income taxes	9	4%	9	3%	23	4%	25	3%
Research and development credit	-	0%	-	0%	-	0%	(1)	0%
Other non-deductible expenses	-	0%	3	1%	-	0%	8	1%
Change in effective state rate and other items	-	0%	-	0%	-	0%	-	0%
Other	-	0%	-	0%	-	0%	-	0%

Provision for income taxes	$94	39%	$107	38%	$227	39%	$280	38%

We recognized a $94 and $227 provision for income taxes, in the three and six-month periods ended January 31, 2011, respectively, as compared to the $107 and $280 provision for income taxes in the three and six-month periods ended January 31, 2010. Provision for income taxes decreased by $13 for the three-months ended January 31, 2011, as compared to the corresponding period of fiscal 2010. The decrease was due to lower taxable income in the six-months ended January 31, 2011.

The provision for income taxes decreased by $53 for the six-month period ended January 31, 2011, as compared to the corresponding period of fiscal 2010, due to the corresponding decrease in pre-tax income.

The effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2011 is similar to that used in the period ending January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2010 and January 31, 2011, we had $5,169 and $5,612, respectively, in cash and cash equivalents. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2011. We have no outstanding balance on our line of credit as of January 31, 2011.

The following table presents a summary of our cash flows for the six-months ended January 31, 2011 and 2010 (in thousands) (unaudited):

	Six-months ended January 31,
	2011	2010

Cash provided by operating activities	$791	$895
Cash provided by (used) in investing activities	(115)	175
Cash used in financing activities	(233)	-
Increase (decrease) in cash	$443	$1,070

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of January 31, 2011, includes advertising credits originally obtained in our business acquisition in August 2008 in the amount of $161, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors.  At this time, for the company is focusing on organic growth of our core business.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the six-months ended January 31, 2011, net cash provided by operating activities was $791 compared with $895 in the six-months ended January 31, 2010 a decrease of $104, or 12%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities and by the decrease in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2011	2010

Net income	$354	$449
Add: non-cash expenses	580	753
Add: changes in operating assets and liabilities	(143)	(307)
Net cash provided by operating activities	$791	$895

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Six-months ended January 31,
	2011		2010
	Amount	Percent of total	Amount	Percent of total

Credit cards	$5,277	66%	$5,214	65%
Electronic funds transfer	2,071	26%	2,094	26%
Cash and checks	669	8%	740	9%
Cash received from marketplace members	$8,017	100%	$8,048	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, loans, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the six-months ended  January 31, 2011, net cash used  by investing activities was ($115) compared with $175 provided by investing activities in the six-months ended January 31, 2010, a decrease of $290, or 166%.  In the six-months ended January 31, 2011, the net cash used in investing activities was primarily related to a $100 loan made, $72 cash consideration paid for the acquisition of a barter membership list and $17 in purchases of new equipment, offset by $74 in payments received from notes during the period. In the six-months ended January 31, 2010, the net cash provided by investing activities was primarily related to the sale of a corporate-owned office which included a $50 cash down payment and collection of $107 on existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the six-months ended  January 31, 2011, net cash used in financing activities was $233 compared with $0 used in financing activities in the six-months ended January 31, 2010, an increase of cash used in financing activities of $233. In the six-months ended January 31, 2011, we declared and paid a total of $233 in cash dividends to our stockholders.

Commitments and Contingencies

We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Solon, Ohio. These leases expire between May 2011 and April 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at January 31, 2011 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2011(1)	140	5	145
2012	188	8	196
2013	163	-	163
2014	166	-	166
2015	127	-	127

Total	$784	$13	$797

(1)	The expected payments for 2011 reflect future minimum payments for the six-month period from February 1, 2011 to July 31, 2011.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Although we seek to increase revenues through organic growth and the development of new revenue streams, the primary driver of revenue growth in recent years has been through business acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may be unable to continue to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the ITEX Marketplace, it is difficult for us to project the level of our revenues or earnings accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 65% of our net revenues each fiscal quarter come from Marketplace transactions during that three-month period.  Our operating results in one or more future quarters may fall below the expectations of investors.

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

ITEX CORPORATION
(Registrant)

Date: March 10, 2011	By:	/s/	Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer