Form 10-Q
period 2011-04-30
ITEX CORP
filed 2011-06-07
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011.

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

As of April 30, 2011, we had 3,644,942 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three and Nine-month Period Ended April 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,765	$5,169
Accounts receivable, net of allowance of $389 and $349	1,139	859
Prepaid expenses	171	118
Loans and advances	37	55
Prepaid advertising credits	82	157
Deferred tax asset	1,018	1,018
Notes receivable - corporate office sales	150	125
Other current assets	67	24
Total current assets	7,429	7,525

Property and equipment, net of accumulated depreciation of $451 and $380	105	169
Intangible assets, net of accumulated amortization of $2,579 and $2,205	691	994
Deferred tax asset, net of current portion	4,650	5,000
Notes receivable - corporate office sales, net of current portion	607	480
Other long-term assets	46	188
Goodwill	3,282	3,282
Total assets	$16,810	$17,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101	$124
Commissions payable to brokers	-	661
Accrued commissions to brokers	1,196	789
Accrued expenses	622	705
Deferred revenue	41	133
Advance payments	119	167
Total current liabilities	2,079	2,579

Long-term liabilities:
Other long-term liabilities	7	190
Total Liabilities	2,086	2,769

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,645 and 3,576 shares issued and outstanding, respectively	36	36
Additional paid-in capital	29,383	29,138
Stockholder note receivable	(605)	-
Accumulated deficit	(14,090)	(14,305)
Total stockholders' equity	14,724	14,869
Total liabilities and stockholders’ equity	$16,810	$17,638

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Three-Months Ended April 30,		Nine-Months Ended April 30,
	2011	2010	2011	2010

Revenue:
Marketplace revenue and other revenue	$3,960	$4,158	$12,490	$12,618

Costs and expenses:
Cost of Marketplace revenue	2,336	2,618	7,578	8,074
Corporate salaries, wages and employee benefits	487	489	1,504	1,380
Selling, general and administrative	602	471	2,036	1,386
Depreciation and amortization	147	159	456	492
	3,572	3,737	11,574	11,332

Income from operations	388	421	916	1,286

Other income (expense)
Net interest	13	10	33	31
Gain (Loss) on sale of assets	-	-	33	(157)
	13	10	66	(126)

Income before income taxes	401	431	982	1,160

Provision for income taxes	162	162	389	442

Net income	$239	$269	$593	$718

Net income per common share:
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.07	$0.08	$0.16	$0.20

Weighted average shares outstanding
Basic	3,611	3,575	3,590	3,571
Diluted	3,634	3,581	3,630	3,575

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTHS ENDED APRIL 30, 2011
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2010	3,576	$36	$29,138	$-	$(14,305)	$14,869

Stock based compensation expense	10	-	55	-	-	55

Share repurchase	(92)	(1)	(414)	-	-	(415)

Private placement - Brokers	151	1	604	(605)	-	-

Dividend payment	-	-	-		(378)	(378)

Net income	-	-	-		593	593

Balance at April 30, 2011	3,645	$36	$29,383	$(605)	$(14,090)	$14,724

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands) (Unaudited)

	Nine-months ended April 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593	$718
Items to reconcile to net cash provided by operations:
Depreciation and amortization	456	492
Stock based compensation	55	41
Increase/(Decrease) in allowance for uncollectible accounts	40	(34)
Change in deferred income taxes	350	404
(Gain)/Loss on sale of assets	(34)	156
Loss on disposal of equipment	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	(319)	(301)
Prepaid expenses	(53)	(26)
Advances to brokers, net of repayments	18	(5)
Prepaid advertising credits	145	-
Notes receivable from customers, net of repayments	-	(18)
Other current assets	(23)	(15)
Accounts payable	(23)	161
Commissions payable to brokers	(661)	(691)
Accrued commissions to brokers	407	442
Accrued expenses	(83)	132
Deferred revenue	(279)	(59)
Long-term liabilities	4	(1)
Advance payments	(48)	46
Net cash provided by operating activities	546	1,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(72)	-
Business sales	-	50
Purchase of property and equipment	(19)	(14)
Payments received from notes receivable	98	154
(Advances)/Payments on loans	(164)	20
Net cash (used in) provided by investing activities	(157)	210

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid to Common Stockholders	(378)	-
Repurchase of common stock	(415)	(17)
Net cash used in financing activities	(793)	(17)

Net (decrease)/increase in cash and cash equivalents	(404)	1,636
Cash and cash equivalents at beginning of period	5,169	2,557
Cash and cash equivalents at end of period	$4,765	$4,193

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	28	11

Non-cash activities:
Sale of media credits	86	-
San Francisco Office note receivable	-	174

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

Operating and Accounting Cycles

For each calendar year, the Company divides its operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, the Company’s fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our fiscal third quarter is from February 1, 2011 to April 30, 2011 (“three-months ended April 30”).  The Company’s first nine months is from August 1, 2010 to April, 30, 2011. We report our results as of the last day of each calendar month (“accounting cycle”).

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition.  The costs to acquire a business, including transaction costs are expensed as incurred.

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements. The Company recorded a portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance are recorded as Other assets – long term. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its marketing.   During the three-months ending April 30, 2011 and 2010, the Company recognized $28 and $19 expense on the sale of advertising credits, respectively. For the nine-month periods ended April 30, 2011 and 2010, the Company recognized $64 and $34 expense on sale of advertising credits, respectively. Additionally the Company used approximately $51 and $36 of advertising credits in the three-months ending April 30, 2011 and 2010 and $81 and $89 of advertising credits in the nine-months ending April 30, 2011 and 2010, respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year ending July 31, 2010 and we did not identify any impairment. The primary evaluation measures of operational cash flow since that last analysis have continued in this nine-month period so we have not identified any indications of impairment as of April 30, 2011.

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

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card or electronic funds transfer (“Autopay System”) or by check.  If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).

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

In the 3rd quarter of fiscal 2009,  the Company entered into a web services agreement granting a media services company a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services. The agreement provided for a one-time consideration of $350 paid to ITEX, as a platform subscription fee as well as periodic transaction processing, support and consulting fees. In the fourth quarter of fiscal 2009, the Company signed a web services  agreement granting to ITEX Latin America, Inc. a limited, non-exclusive right to use ITEX’s proprietary online broker and client relationship management platform, including billing functionality, data analysis and other offerings, as well as ITEX’s related hosting services, for a term of five years. The agreement provided for a one-time platform subscription fee to be paid over a period of five years and recurring transaction processing fees based on gross merchandise volume (“GMV”) which is the total value of all transactional activity hosted by the platform, as well as for certain other periodic service and consulting fees.

On February 28, 2011, the agreement with the Company’s principal web services client, entered into in February 2009, was terminated.  The web services contract had been responsible for generating approximately 5% of the Company’s total revenues for the nine-months ended April 30, 2011.

The web services contracts included multiple deliverable components. The Company recognized revenue from the platform subscription fee on a straight-line basis over the contract term and recognized revenue from recurring transaction processing, support and consulting fees as delivery had occurred or services had been rendered.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of April 30, 2011, we had 412 unvested restricted shares outstanding and 20 warrants outstanding.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2011 and 2010 (in thousands, except per share data):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2011	2010	2011	2010

Net income available for stockholders	$239	$269	$593	$718

Weighted avg. outstanding shares of common stock	3,611	3,575	3,590	3,571
Dilutive effect of stock options and restricted shares	23	6	40	4
Common stock and equivalents	3,634	3,581	3,630	3,575
Earnings per share:
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.07	$0.08	$0.16	$0.20

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

We believe that fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value.  If neither the fair value of the non-monetary asset (or service) transferred or received in the exchange is determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. When our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values they were recorded at the cost basis of the ITEX dollars surrendered, which was zero.  However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values.  Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

Deferred Revenue

We bill annually for association dues to certain members.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two web services agreements. These agreements provided for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortized the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. These two agreements were discontinued in third quarter of fiscal 2011 and as a result we recognized as revenue the remaining amount deferred revenue that existed on our balance sheet. As of April 30, 2011 we have no deferred revenue derived from web services reflected on our Balance Sheet.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-months ended April 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

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

The Company records transactions at the fair value of products or services received when those values are readily determinable.  Most of ITEX dollar transactions during the periods presented in these financial statements lacked readily determinable fair values and were recorded at the cost basis of the ITEX dollars surrendered, determined to be zero.

During three and nine-months ending April 30, 2011 and 2010, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended April 30,		Nine-months ended April 30,
	2011	2010	2011	2010
Revenue:
Marketplace and other revenue	$24	$27	$193	$89

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	-	-
Selling, general and administrative	24	27	193	89
Depreciation and amortization	-	-	-	-
	$24	$27	$193	$89

Income from operations	$-	$-	$-	$-

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

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations and membership list purchases completed in fiscal years from 2005 to 2011. Changes in the carrying amount of the intangible assets in the nine-months ended April 30, 2011 are summarized as follows (in thousands):

	Membership lists	Noncompetition agreements	Trade name	Total Intangible assets

Balance as of July 31, 2010	$962	$16	$16	$994

Purchase of Membership list	72	-	-	72
Amortization	(358)	(16)	(1)	(375)
Balance as of April 30, 2011	$676	$-	$15	$691

Based on identified intangible assets recorded as of April 30, 2011 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership lists Amortization	Noncompetition agreements Amortization	Trade name Amortization	Total Amortization

2011 (1)	98	-	-	98
2012	231	-	2	233
2013	230	-	2	232
2014	57	-	2	59
Thereafter	60	-	9	69
Total	$676	$-	$15	$691

(1)	The expected amortization for 2011 reflects amortization expense that the Company anticipates to be recognized in the three-month period from May 1, 2011 to July 31, 2011.

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

In October 2009, ITEX sold assets originally acquired in the 2007 Intagio acquisition. As part of the sale, ITEX allocated a pro rata portion of Membership list and Goodwill to the sale in the amount of $76 and $36, respectively. The pro rata percentage amount for Goodwill was calculated using the relative fair value of a corporate office sale to the estimated fair value of the ITEX network as a whole. The pro rata percentage amount of unamortized Membership list was calculated using the amount of the sold corporate office member transaction volume over the total transaction volume of the retained members acquired in the 2007 Intagio transaction.

In October 2010, ITEX purchased barter membership lists from a third-party in the amount of $72. This list will be amortized over a 60 month period.

There was no change in the carrying amount of Goodwill in the nine-months ended April 30, 2011. The balance of Goodwill was $3,282 at April 30, 2011.

NOTE 5 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Solon, Ohio. These leases expire between May 2011 and April 2015.

Future minimum payments at April 30, 2011 under operating leases, for office space were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	69
2012	188
2013	163
2014	166
2015	127

Total	$713

(1)	The expected payments for 2011 reflect future minimum payments for the three-month period from May 1, 2011 to July 31, 2011.

Rent expense, including utilities and common area charges, was $76 and $74, respectively for the three-month periods ended April 30, 2011 and 2010.  Rent expense was $229 and $225 for the nine-month periods ended April 30, 2011 and 2010.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at April 30, 2011 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2011 (1)	2
2012	8

Total	$10

(1)	The expected payments for 2011 reflect future minimum payments for the three-month period from May 1, 2011 to July 31, 2011.

NOTE 6 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement, with its primary banking institution, US Bank, originally established in 2004.  On November 23, 2010, the maximum loan amount under the revolving credit facility increased from $2,500 to $3,000 and its maturity date was extended to November 30, 2011.

  There were no borrowings made under this line of credit in the three-months ended April 30, 2011 and there was no outstanding balance as of April 30, 2011.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 7 – LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of the brokerage agreement and other claimed contracts, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of over $30,000 plus attorneys’ fees.  In January 2011, we filed a motion for summary judgment on plaintiffs’ claims.  In March, the Court granted ITEX’s motion for summary judgment against plaintiffs’ claims. Plaintiffs have stated they intend to appeal. ITEX plans to seek sanctions and recovery of attorney’s fees and court costs.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended April 30				Nine-months ended April 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$146	35%	$149	35%	$350	35%	$397	34%
State income taxes	16	4%	10	2%	39	4%	35	3%
Research and development credit	-	0%	-	0%	-	0%	(1)	0%
Other non-deductible expenses	-	0%	3	1%	-	0%	11	1%

Provision for income taxes	$162	39%	$162	38%	$389	39%	$442	38%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the ‘more likely than not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of April 30, 2011 is as follows (in thousands):

Balance at July 31, 2010	$292
Additions based on tax positions related to the current year	27
Balance at April 30, 2011	$319

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

NOTE 9 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the ITEX Broker Network.  The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note.  The Company has recorded these notes receivable as contra-equity in the accompanying financial statements.  Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX.

On March 11, 2011, the Board of Directors of the Company declared a dividend, payable to stockholders of record on March 25, 2011 of one right (a “Right”) per each share of outstanding Common Stock of the Company, par value $0.01 per share (“Common Stock”), to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), at a price of $15.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the “Purchase Price”). In connection therewith, on March 11, 2011, the Company entered into a Rights Agreement (the “Rights Agreement”) with OTR, Inc, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 15% or more of ITEX’s outstanding common stock or a person or group that already beneficially owns 15% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an “Acquiring Person”) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 15% or more of ITEX’s outstanding common stock. The Rights will expire on March 11, 2014, unless earlier redeemed or exchanged by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price.  In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of April 30, 2011.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  92 shares at a cost of $4.50 per share were purchased in the three-month period ended April 30, 2011.

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

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), that increased the number of shares of the Company’s common stock, $0.01 par value per share, that may be delivered pursuant to awards granted under the Plan by an additional 400 shares.

In March 2011, the Company issued 197 restricted shares to 13 of the Company’s employees, valued at the grant date stock price of $4.25 per share, with a vesting period of 5 years from the date of grant. The fair value of these shares as of the grant date was $837.  The grant is to be amortized to compensation expense over the respective requisite service period of 5 years.

In March 2011, the Company issued 190 restricted shares to the Company’s CEO, valued at the grant date stock price of $4.25 per share, with a vesting period of 11.5 years from the date of grant. The fair value of these shares as of the grant date was $808.  The grant first vests 19 shares in October 2013 and then another 19 shares vest annually in October of each subsequent year. The grant is to be amortized to compensation expense over the respective requisite service period of 11.5 years.

In March 2011, the Company issued 5 restricted shares to a consultant who is also a Board of Director, valued at the grant date stock price of $4.25 per share, with a vesting period of one year from the date of grant. The fair value of these shares as of the grant date was $21.  The grant is to be amortized to compensation expense over the respective requisite service period of 1 year.

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

8 shares remained available for future grants under the 2004 Plan for the period ended April 30, 2011.

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

The stock-based compensation expense, including a warrant issued to a non-employee, charged against the results of operations was as follows (in thousands):

	Three-months ended April 30,		Nine-months ended April 30,
	2011	2010	2011	2010

Share-based compensation expense included in:
Corporate salaries, wages and employee benefits	$33	$11	$55	$26
Selling, general and administrative	-	-	-	15

Total share-based compensation expense	$33	$11	$55	$41

At April 30, 2011, 412 shares of common stock granted under the 2004 Plan remained unvested. At April 30, 2011, the Company had $1,711 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 7.86 years.

NOTE 11 – SUBSEQUENT EVENTS

On May 1, 2011, we acquired certain assets of a commercial trade exchange network from an Oregon corporation for a cash payment of $400. Included in the assets was a membership list of approximately 1,500 active member businesses, concentrated primarily in the states of Washington, Oregon, Utah and Georgia. We intend to add new Brokers to service these acquired accounts, however, during the integration period they will be managed by our own corporate employees.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our third quarter is the three-month period from February 1, 2011 to April 30, 2011 (“three-month period ended April 30”).  The Company’s first nine months is from August 1, 2010 to April, 30, 2011. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

Comparative Results.  For the three-months ended April 30, 2011, as compared to the three-months ended April 30, 2010, our revenue decreased by $198, or 5%, from $4,158 to $3,960 and our income from operations decreased by $33, or 8%, from $421 to $388. For the nine-month period ended April 30, 2011, as compared to the nine-month period ended April 30, 2010, our revenue decreased by $128, or 1%, from $12,618 to $12,490 and our income from operations decreased by $370, or 29%, from $1,286 to $916.

•
 Revenue Sources and Trends.  Our decrease in revenues for the nine-months ended April 30, 2011 was primarily attributable to a 5% decline in our core transactional volume. This decline was offset somewhat by an increase in web services revenue during the quarter. Revenues from web services increased from $462 to $695, or 50% in the nine-month period ended April 30, 2011.

Our primary source of web services revenue since the 3rd quarter of fiscal 2009 has been derived from subscription fees, transactional, support and consulting fees from one media services customer.  On February 28, 2011, the primary web services agreement was terminated by the customer.

The web services agreement generated approximately 5% of our total revenues for the nine-months ended April 30, 2011. This component of revenue will not exist during the 4th quarter.  However, as a result of the early termination, we recognized as revenue during the 3rd quarter, the remaining amount of deferred web services revenue that existed on our balance sheet.

Revenue from our core business of association and transaction fees declined 5% during the nine-month period ending April 30, 2011 when compared to the corresponding 2010 period.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community continues to be vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we are hopeful that our member businesses will improve and expect stability in our Marketplace transaction volume and core business revenues.

On May 1, 2011, we acquired certain assets of a commercial trade exchange network, including a membership list of approximately 1,500 active member businesses. We expect transactional revenue declines for the 4th quarter to be somewhat offset as a result of the successful integration of these new members.

•
Corporate-owned Stores.  The ITEX system is currently approximately 96% broker managed and 4% company-operated.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees.  Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly.  From time to time, we complement our broker system with a few corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.  We anticipate that a number of our company-operated stores will be transitioned to broker ownership before the end of the calendar year, further reducing our general overhead.

•
Revenue Growth.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  However, acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees and approximately 65% of our net revenues each quarter come from Marketplace transaction fees generated during a quarter.  We continue to seek to increase our revenue by:

•	marketing the benefits of participation in the Marketplace;
•	adding qualified brokers;
•	enhancing our internet applications;
•	supporting the Broker Network.

In fiscal 2010 and 2011, our national advertising campaign emphasized the benefits of participation in the ITEX Marketplace.  We were able to utilize advertising credits obtained in a business acquisition in 2008 for the ad placements.

Adding qualified brokers is an important component of our overall growth plan.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added four new brokers in the 2010 fiscal year and three new brokers in the nine-months ending April 30, 2011 as a result of this initiative.

•
Supporting Members, Brokers and Employees.  We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the ITEX Marketplace.  We are in the process of upgrading our payment processing and team software with .NET technologies.  In June 2010 we launched a new interface for www.itex.com  with more tools and better search functionality for our members and brokers.  During the year, we expanded our production and co-location facilities. In addition, we provided new workstations and monitors to our staff to interface with our internet applications with the goal of making the Marketplace more efficient.

We seek to support our Broker Network in various ways to add to its productivity and efficiency, including encouraging the use of current technology products and services.  In the summer of 2010, we provided new desktop computers, software and monitors to brokers that met established eligibility requirements, as well as to our corporate and corporate-owned offices, replacing models that were several years old.  In the summer of 2010 we purchased approximately 180 computer systems upon the launch of Office 2010, using Dell desktops and notebooks as the standard models, with software that included Microsoft Windows 7.

In addition, we seek to provide stability amongst our stakeholders to enhance the value creation capabilities of the organization.  Within the last three years, ITEX has been subject to two hostile takeover attempts.  In management’s view, the most recent proxy contest in late 2010 created disruption, uncertainty and damaged morale within the organization and the Broker Network.  During the quarter we acted to shore up morale and commitment among the Broker Network and our staff.  First, the Board of Directors of the Company authorized restricted stock awards to employees under long-term service-based vesting periods.  See Financial Statements, Note 10 – Share-Based Payments.  These served as retention bonuses to protect our employee assets by reducing turnover costs and helping make ITEX a more compelling place to stay and work, even in uncertain and turbulent times. Next, we acted to incentivize members of our Broker Network by providing them with an avenue to make a financial investment in the Company, aligning their interests with stockholders and further increasing their personal stake in our long term success.  See Financial Statements, Note 9 – Stockholders’ Equity.

•
Financial Position.  Our financial condition and balance sheet remain strong at April 30, 2011, with cash and cash equivalents of $4,765.    Our net cash flows provided by operating activities were $546 for the nine-month period ended April 30, 2011, compared to $1,443 for the corresponding period the previous year.  The decrease is primarily due to a decrease in net income and changes in operating assets and liabilities.  Our business model has the ability to generate consistent cash flows with low capital expenditure requirements.  We seek to maintain an ample liquidity cushion, while returning some cash to our stockholders.  We initiated a $2,000 stock repurchase plan during the 2010 year which is still in effect.  During 2011 we have repurchased $415 of our stock.

•
In May 2010, the board initiated a quarterly cash dividend program. Since the inception of the program through April 30, 2011 we have distributed $468 in cash dividends. We expect cash flows will be sufficient for future dividends to be paid out on a quarterly basis.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$3,960	$4,158	$12,490	$12,618

Cost of marketplace revenue	$2,336	$2,618	$7,578	$8,074
Operating expenses	1,236	1,119	3,996	3,258
Income from operations	388	421	916	1,286

Other income (expense)	13	10	66	(126)
Income before income taxes	401	431	982	1,160

Provision for income taxes	162	162	389	442

Net income	$239	$269	$593	$718

Net income per common share:
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.07	$0.08	$0.16	$0.20

Average common and equivalent shares:
Basic	3,611	3,575	3,590	3,571
Diluted	3,634	3,581	3,630	3,575

Revenue for the three-months ended April 30, 2011, as compared to the corresponding period of fiscal 2010 decreased by $198, or 5%. Revenue for the nine-month period ended April 30, 2011, as compared to the corresponding nine-month period of fiscal 2010, decreased by $128, or 1%. The decrease in revenues for the three-months ended April 30, 2011 was primarily due to a decrease in our core transaction revenue which was offset somewhat by an increase in our web services revenue due to the recognition of the unamortized prepayment of the terminated web services agreement. The decrease in revenues for the nine-months ended April 30, 2011 came primarily from the decrease in our transaction revenues offset somewhat by the increase in our media and web services revenue.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses decreased by $282, or 11% for the three-month period ended April 30, 2011, compared to the corresponding period of fiscal 2010. Cost of Marketplace revenue decreased by $496, or 6% for the nine-month period ended April 30, 2011, compared to the corresponding period of fiscal 2010. The cost of Marketplace revenue decreases were in line with the corresponding decrease in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $117, or 10% for the three-months ended April 30, 2011, compared to the corresponding period of fiscal 2010. Operating expenses increased by $738, or 23% for the nine-month period ended April 30, 2011, compared to the corresponding period of fiscal 2010.

The $117 increase in operating expenses in the three-months ended April 30, 2011, as compared to the corresponding period of fiscal 2010, resulted from a $2 decrease in corporate salaries, wages and benefits, $131 increase in selling, general and administrative expenses and a $12 decrease in depreciation and amortization.

The primary increase of $738 in operating expenses in the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, resulted from a $650 increase in selling, general and administrative expenses, and a $124 increase in corporate salaries, wages and employee benefits, offset by a $36 reduction in depreciation and amortization.

The most significant increase in our selling, general and administrative year over year, resulted from $558 of increased legal expenses relating to the 2010 proxy contest, defending the Company from the litigation matter described in NOTE 7 to our consolidated financial statements, and general legal matters.

Income from operations for the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $33, or 8%. Income from operations for the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, decreased by $370, or 29%. The decrease for both the three and the nine-month periods is the result of the decrease in revenues along with an increase in operating expenses.

Net income for the three-months ended April 30, 2011, as compared to the corresponding period of fiscal 2010, decreased by $30 or 11%. Net income for the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, decreased by $125, or 17%. The amount of decrease in net income for both the three and nine-month periods was less than the decrease from income from operations in the 2011 periods as there was a $157 loss recorded in the nine-month period ended April 30, 2010 compared to a $33 gain recorded in 2011.

Earnings per share, both basic and diluted, decreased by $0.01 per share in the three-months ended April 30, 2011 compared to the three-months ended April 30, 2010. Earnings per share for basic decreased $0.03 per share for the nine-month period ended April 30, 2011 compared to the nine-month period ended April 30, 2010. Diluted earnings per share decreased $0.04 per share for the nine-month period ended April 30, 2011 compared to the nine-month period ended April 30, 2010.

 Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and nine-month periods ended April 30, 2011 and 2010 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2011		2010		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,960	100%	$4,158	100%	$12,490	100%	$12,618	100%

Costs and expenses:
Cost of Marketplace revenue	2,336	59%	2,618	63%	7,578	61%	8,074	64%
Salaries, wages and employee benefits	487	12%	489	12%	1,504	12%	1,380	11%
Selling, general and administrative	602	15%	471	11%	2,036	16%	1,386	11%
Depreciation and amortization	147	4%	159	4%	456	4%	492	4%
	3,572	90%	3,737	90%	11,574	93%	11,332	90%

Income from operations	388	10%	421	10%	916	7%	1,286	10%
Other Income/(expense)	13	0%	10	0%	66	1%	(126)	-1%

Income before income taxes	401	10%	431	10%	982	8%	1,160	9%

Provision for income taxes	162	4%	162	4%	389	3%	442	3%

Net income	$239	6%	$269	6%	$593	5%	$718	6%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	increase (decrease)	2011	2010	increase (decrease)

Transaction fees	$2,362	$2,625	-10%	$7,760	$8,184	-5%
Association fees	1,163	1,159	0%	3,542	3,555	0%
Other revenue	435	374	16%	1,188	879	35%
	$3,960	$4,158	-5%	$12,490	$12,618	-1%

Total revenue decreased by $198, or 5%, for the three-months ended April 30, 2011, as compared to the corresponding period ended April 30, 2010. Total revenue decreased by $128, or 1% for the nine-month period ended April 30, 2011, as compared to the nine-month period ended April 30, 2010.

Transaction fee revenue for the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $263, or 10%. Transaction fee revenue for the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, decreased by $424, or 5%. The decrease for both the three and the nine-month periods is the result of the decrease in the volume of transactions that took place in the ITEX Marketplace.

Association fee revenue for the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $4, or 0%. Association fee revenue for the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, decreased by $13, or 0%. The increase for both the three and the nine-month periods is the result of an increase in the net members participating in the ITEX Marketplace.

Other revenue for the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $61, or 16%. Other revenue for the nine-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $309, or 35%.   The increase in other revenues for both periods was largely from an increase in our media and web services revenues and ITEX dollar revenue utilized in the marketplace.

Web services revenue for the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $92, or 44%. Web services for the nine-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $233, or 50%.   ITEX dollar revenue utilized in the marketplace during the three-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, decreased by $3, or 11%. ITEX dollar revenue utilized in the marketplace during the nine-months ended April 30, 2011, as compared to the corresponding quarter of fiscal 2010, increased by $104, or 117%.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $24 and $27 as ITEX dollar revenue for the three-months ended April 30, 2011 and 2010, respectively. We recorded $193 and $89 as ITEX dollar revenue for the nine-months ended April 30, 2011 and 2010, respectively.

The corresponding ITEX dollar expenses in the three and nine-months of 2011 were for marketing, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	increase (decrease)	2011	2010	increase (decrease)

Transaction fee commissions	$1,644	$1,873	-12%	$5,416	$5,786	-6%
Association fee commissions	370	414	-11%	1,185	1,256	-6%
Corporate-owned office costs	219	190	15%	671	621	8%
Other costs of revenue	103	141	-27%	306	411	-26%
	$2,336	$2,618	-11%	$7,578	$8,074	-6%

Costs of Marketplace revenue as percentage of total revenue	59%	63%		61%	64%

Costs of Marketplace revenue for the three-months ended April 30, 2011, as compared to the three-months ended April 30, 2010, decreased by $282, or 11%.  Costs of Marketplace revenue for the nine-month period ended April 30, 2011, as compared to nine-month period ended April 30, 2010, decreased by $496, or 6%. The overall decrease in costs of revenue corresponds to the decrease in transaction revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and nine-month periods ended April 30, 2011 and 2010, respectively because of the increase in other revenue which has no associated costs of Marketplace expense.

Transaction fee commissions decreased by $229, or 12% for the three-months ended April 30, 2011, as compared to the corresponding period of fiscal 2010.  The decrease in transaction fee commissions is due to a corresponding decrease in the transaction fee revenue. Transaction fee commissions decreased by $370 or 6% for the nine-month period ended April 30, 2011 as compared to the corresponding period of fiscal 2010 as transaction fee revenue decreased by a similar rate during the comparable periods.

Association fee commissions decreased by $44 and $71, or 11% and 6%, respectively for the three and nine-month periods ended April 30, 2011 as compared to the corresponding periods of fiscal 2010. The decrease in Association fee commissions for both the three and nine-month periods is due to more members being managed this year as corporate owned stores which have no associated commission payment.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs increased by $29 and $50, or 15% and 8%, respectively for the three and nine-month periods ended April 30, 2011 as compared to the corresponding periods of fiscal 2010.  The increase is due to additional staff at corporate-owned stores and increased expenses associated with managing a portion of the web services initiatives out of our corporate-owned stores.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $38 and $105 or 27% and 26%, respectively for the three and nine-month periods ended April 30, 2011 as compared to the corresponding periods of fiscal 2010. The primary decrease is due to the 2010 year expense for broker computer equipment and software upgrades expensed during the nine-month period ended April 30, 2010.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands)(unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	increase (decrease)	2011	2010	increase (decrease)

Corporate salaries, wages and employee benefits	$487	$489	0%	$1,504	$1,380	9%

Corporate salaries, wages and employee benefits as percentage of total revenue	12%	12%		12%	11%

Salaries, wages and employee benefits decreased by $2, or 0%, for the three month period ended April 30, 2011 and increased by $124, or 9%, for the nine-month period ended April 30, 2011 as compared to the corresponding period of fiscal 2010. The increase for the nine-month period is primarily related to increased headcount, bonuses and an increase in stock-based compensation. These increases were offset somewhat by the termination of the 401(k) matching program in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	increase	2011	2010	increase

Selling, general and administrative expenses	$602	$471	28%	$2,036	$1,386	47%

Selling, general and administrative expenses as percentage of total revenue	15%	11%		16%	11%

Selling, general and administrative expenses increased by $131 and by $650, or 28% and 47%, respectively, for the three and nine-month periods ended April 30, 2011, as compared to the three and nine-month periods ended April 30, 2010. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase is due primarily to an increase in legal fees. Legal fees for the three and nine-month periods ended April 30, 2011 increased $177 and $558, or 201% and 286%, respectively, compared to the three and nine-months ended April 30, 2010. The primary increase in legal fees was due to the June 2003 initiated Kamm litigation, as discussed in NOTE 7 to our consolidated financial statements, elevated legal fees expensed on the 2010 proxy contest, and increased fees for the 2010 failed computer offer from one of our brokers.

Bad debt expense for the three-months ended April 30, 2011 decreased by $47, or 47% to $54 as compared to $101 for the three-months ended April 30, 2010. Bad debt expense for the nine-months ended April 30, 2011 increased by $11, or 4% to $277 as compared to $266 for the nine-months ended April 30, 2010.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	decrease	2011	2010	decrease

Depreciation and amortization	$147	$159	-8%	$456	$492	-7%

Depreciation and amortization as percentage of total revenue	4%	4%		4%	4%

Depreciation and amortization decreased by $12 and $36, or 8% and 7%, respectively for the three and the nine-month periods ended April 30, 2011, as compared to the three and the nine-month periods ended April 30, 2010. Depreciation and amortization decreased slightly as a percentage of total revenues in the three and nine-month periods ended April 30, 2011 compared to the corresponding periods in 2010. There have been no material additions of property and equipment and intangible assets in 2011, which along with expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income/expense

Other income expense includes interest received on notes receivable and promissory notes, and certain one-time gains and losses.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2011	2010	increase (decrease)	2011	2010	increase (decrease)

Interest income	$13	$10	30%	$33	$31	6%
Interest expense	-	-	-100%	-	-	-100%
Interest income, net	$13	$10	30%	$33	$31	6%

Gain (Loss) on sale of assets	$-	$-	0%	$33	$(157)	121%
Other income/(expense)	$13	$10	30%	$66	$(126)	152%

Other income/(expense), as percentage of total revenue	0%	0%		1%	-1%

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

Other income/expense for the nine-month period ended April 30, 2011 includes a $34 gain on a sale of advertising credits offset by a loss of $1 on the disposition of fixed assets. Other income for the nine-month period ended April 30, 2010 includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office in October 2009 and a $255 loss on the defaulted Seattle note and a loss of $1 on a disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30				Nine-months ended April 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$146	35%	$149	35%	$350	35%	$397	34%
State income taxes	16	4%	10	2%	39	4%	35	3%
Research and development credit	-	0%	-	0%	-	0%	(1)	0%
Other non-deductible expenses	-	0%	3	1%	-	0%	11	1%

Provision for income taxes	$162	39%	$162	38%	$389	39%	$442	38%

We recognized a $162 and $389 provision for income taxes, in the three and nine-month periods ended April 30, 2011, respectively, as compared to the $162 and $442 provision for income taxes in the three and nine-month periods ended April 30, 2010. Provision for income taxes remained the same for the three-months ended April 30, 2011, as compared to the corresponding period of fiscal 2010.

The provision for income taxes decreased by $53 for the nine-month period ended April 30, 2011, as compared to the corresponding period of fiscal 2010, due to the corresponding decrease in pre-tax income.

The effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2011 is similar to that used in the period ending April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2010 and April 30, 2011, we had $5,169 and $4,765, respectively, in cash and cash equivalents. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2011. We have no outstanding balance on our line of credit as of April 30, 2011.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2011 and 2010 (in thousands) (unaudited):

	Nine-months ended April 30,
	2011	2010

Cash provided by operating activities	$546	$1,443
Cash (used in) provided by in investing activities	(157)	210
Cash used in financing activities	(793)	(17)
(Decrease) Increase in cash and cash equivalents	$(404)	$1,636

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of April 30, 2011, includes advertising credits originally obtained in our business acquisition in August 2008 in the amount of $82, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors.  At this time, the Company is focusing on organic growth of its core business.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the nine-months ended April 30, 2011, net cash provided by operating activities was $546 compared with $1,443 in the nine-months ended April 30, 2010 a decrease of $897, or 62%.  The decrease in net cash provided by the operating activities is the result of changes in operating assets and liabilities and by the decrease in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2011	2010

Net income	$593	$718
Add: non-cash expenses	868	1,060
Add: changes in operating assets and liabilities	(915)	(335)
Net cash provided by operating activities	$546	$1,443

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Nine-months ended April 30,
	2011		2010
	Amount	Percent of total	Amount	Percent of total

Credit cards	$7,432	65%	$7,551	64%
Electronic funds transfer	2,928	26%	3,139	27%
Cash and checks	975	9%	1,106	9%
Cash received from Marketplace members	$11,335	100%	$11,796	100%

Investing Activities

Net cash used in investing activities was primarily the result of business acquisitions, loans, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the nine-months ended  April 30, 2011, net cash used by investing activities was $157 compared with $210 provided by investing activities in the nine-months ended

April 30, 2010, a decrease of $367, or 175%.  In the nine-months ended April 30, 2011, the net cash used in investing activities was primarily related to a $164 loan, $72 cash consideration paid for the acquisition of a barter membership list and $19 in purchases of new equipment, offset by $98 in payments received from notes during the period. In the nine-months ended April 30, 2010, the net cash provided by investing activities was primarily related to the sale of a corporate-owned office which included a $50 cash down payment and collection of $154 on existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the nine-months ended  April 30, 2011, net cash used in financing activities was $793 compared with $17 used in financing activities in the nine-months ended April 30, 2010, an increase of cash used in financing activities of $776. In the nine-months ended April 30, 2011, we declared and paid a total of $378 in cash dividends to our stockholders and used $415 to repurchase 92 shares of our common stock.

Commitments and Contingencies

We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Solon, Ohio. These leases expire between May 2011 and April 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at April 30, 2011 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2011(1)	69	2	71
2012	188	8	196
2013	163	-	163
2014	166	-	166
2015	127	-	127

Total	$713	$10	$723

(1)	The expected payments for 2011 reflect future minimum payments for the three-month period from May 1, 2011 to July 31, 2011.

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

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

The issues and uncertainties listed below, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook and the forward-looking statements included in this report.

Our revenue growth and success is tied to the operations of our independent Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

We service our member businesses primarily through our independent licensed broker and franchise network (individually, “broker”, together, the “Broker Network”), and our financial success depends on our brokers and the manner in which they operate and develop their offices.  We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees.  Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term.  Our inability to renew a significant portion of these agreements on terms satisfactory to our brokers and us could have a material adverse effect on our business, financial condition and results of operations.  Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses.  There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or if they do not renew their agreements or terminate operations that we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base.  If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

Although we seek to increase revenues through organic growth and the development of new revenue streams, the primary driver of revenue growth in recent years has been through business acquisitions.  We cannot assure you that our revenues will continue to increase in future quarters or future years.  We may be unable to continue to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the ITEX Marketplace, it is difficult for us to project the level of our revenues or earnings accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 65% of our net revenues each fiscal quarter come from Marketplace transaction fees during that three-month period.  Our operating results in one or more future quarters may fall below the expectations of investors.

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

We could be negatively affected as a result of a threatened proxy fight and related litigation.

In July 2010, a dissident shareholder group declared its intention to change the management structure of ITEX.  It nominated a full opposition slate of individuals for election to replace our Board of Directors at the 2010 Annual Meeting of Shareholders, while stating it was preparing its own executive team to replace existing ITEX management.  Although unsuccessful in 2010, the dissident group continues to state its dissatisfaction with management policy, threaten litigation and demand information from management. A proxy contest and related litigation could negatively affect us because:

•	Responding to proxy contests and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•
Perceived uncertainties as to our future direction may divert the attention of, damage morale and create instability among members of our Broker Network as well as our management and employees, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•
If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•
If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest are substantial; and

•	A proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation.

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

Failure to deal effectively with member disputes could result in costly litigation, damage our reputation and harm our business

ITEX faces risks with respect to transactional disputes between members of the ITEX Marketplace.   From time to time we receive complaints from members who may not have received the goods or services that they had purchased, concerning the quality of the goods or services received, or who believe they have been defrauded by other members. We also receive complaints from sellers because a buyer has changed his or her mind and decided not to honor the contract to purchase the item.  While ITEX does, in some cases, as part of its transaction dispute resolution process reverse transactions, reduce or eliminate credit lines, suspend accounts, or take other measures with members who fail to fulfill their payment or delivery obligations to other members, the determination as to whether a transaction is reversed or how to resolve a specific dispute is made by ITEX in its sole discretion.  Measures we may take to resolve transactional disputes or combat risks of fraud have the potential to damage relations with our members or brokers or decrease transactional activity in the ITEX Marketplace by restricting the activities of certain members. Furthermore, negative publicity and member sentiment generated as a result of member complaints or fraudulent or deceptive conduct by members of our Marketplace could damage our reputation, or reduce our ability to attract new members or retain our current members.

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

Unplanned system interruptions or system failures could harm our business and reputation

Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits.  Our revenue depends on members using our processing services.  Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues.  Frequent or persistent interruptions in our services could cause current or potential members to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.  Furthermore, any system failures could result in damage to our members’ or brokers’ businesses. These persons could seek compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

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

Failure to comply with laws and regulations that protect our members’ personal and financial information could result in liability and harm our reputation

We store personal and financial information for members of the ITEX Marketplace.  Privacy concerns relating to the disclosure and safeguarding of personal and financial information have drawn increased attention from federal and state governments.  Federal and state law requires us to safeguard our members’ and clients’ financial information, including credit card information.  Although we have established security procedures to protect against identity theft and the theft of this personal and financial information, breaches of our privacy may occur. To the extent the measures we have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.  Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information or data could harm our reputation.  In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future.  Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change our business practices.  Establishing systems and processes to achieve compliance with these new requirements may increase our costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired four businesses or membership list assets since 2005.  We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments.  At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions.  Any of these transactions could be material to our financial condition and results of operations.  The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face difficulties include:

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

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On March 30, 2011, we sold 151 shares of our common stock for $4.00 per share to nineteen members of the ITEX Broker Network.  The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. The purchasers had long-standing business relationships with ITEX, had access to all material information concerning the Company, and made representations to us as to their investment intent and financial sophistication. The purchasers received restricted securities and appropriate legends were affixed to the certificates issued in the transaction.  The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
2/01/11 – 2/28/11	-	-	-	-
3/01/11 – 3/31/11	-	-	-	-
4/01/11 – 4/30/11	92,125	$4.50	96,792	$1,568,450

(1)
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

(2)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 1 above.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 7, 2011	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer