Form 10-K
period 2011-07-31
ITEX CORP
filed 2011-10-18
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10 - K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2011.
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

The aggregate market value of the common stock held by non-affiliates of the Company as of September 30, 2011 was approximately $12,823,844 based upon 3,197,966 shares held by such persons and the closing bid price of $4.01 as reported by the OTC Bulletin Board for that date.  Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2011, we had 3,648,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference.

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2011

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

ITEM 1.                BUSINESS

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network, (individually, “broker” and together, the “Broker Network”) in the United States and Canada, as well as through certain corporate-owned offices.  Our business services and payment systems enable member businesses (our “members”) to trade products and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

Businesses use our Marketplace to attract new customers, increase sales and market share, and to utilize unproductive assets, surplus inventory, or excess capacity.  The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hospitality, media, and service related businesses.  For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility.  Selling these unused rooms for ITEX dollars is beneficial for both the traveler (buyer) and the hotel (seller).  The traveler receives a hotel room without spending USD and the hotel fills an empty room, with the ability to use the ITEX dollars earned to purchase other products or services in the Marketplace.

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

For tax purposes, the Internal Revenue Service (“IRS”) considers ITEX dollar sales to be equivalent to USD sales and ITEX dollar expenses to be equivalent to USD expenses.  ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to send Forms 1099-B to each of our members and to the IRS, which we do electronically.  The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns.  The IRS requires all Form 1099-B recipients to report their ITEX dollars received (sales) as gross income on their tax returns.  Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

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

Our franchise agreements and independent licensed broker contracts generally provide for a five-year term unless terminated for reasons defined in the agreement.  These agreements provide for subsequent five-year renewal terms as long as the franchisee or broker is not in breach of the agreement and are in compliance with our performance requirements, policies, and procedures then in place.

Since 2003, we have offered the sale of ITEX franchises to qualified individuals.  In addition, we have sought to renew individual broker contracts under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary.  Through our franchisees, we distribute our services by licensing our business ideas and concepts while retaining legal ownership of those concepts and ideas, including our name, logos, trademarks and member relationships.  Our franchise agreement grants a limited license and right to use and operate a recognizable ITEX outlet to the franchisee by utilizing our business system, technology and proprietary marks.  The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee.  Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (e.g., termination, transfer, cancellation, and non-renewal) will be governed by state law.  Refer to “Government Regulation” for more information.

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

Our main sources of revenue are transaction and association fees.  We charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees.  The fees we charge members are in USD and partially in ITEX dollars.  We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2011 and 2010, members made approximately 92% and 91%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 92% of our total revenue in both 2011 and 2010.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP).  Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements for a description of our accounting policies.  As discussed in our critical accounting policies, we recognize at fair value of the goods or services received when those goods or services have readily determinable fair values. We recognize ITEX dollars as required by the IRS for income tax reporting purposes.  We account for ITEX dollar transactions and USD fee assessments in statements to members and brokers.  The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives.  Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and brokers.  We utilize less than 5% of ITEX dollars earned for certain ITEX operating expenses.

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in North America.  We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o
A system that enables members to execute and track transactions in the Marketplace.  We have internally developed an industry exclusive, comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.”  This web based software solution provides members, brokers and our management team with enhanced information systems and marketing tools.  We continue to upgrade and enhance our multi-channel payment system that provides efficient internet access to ITEX members and our Broker Network.

o
A community where members can meet and safely transact with other members.  Our website has a casual, community approach conveying to Marketplace members the variety of businesses that comprise the Marketplace and the benefits that come with their participation.  Our Broker Network and corporate staff monitor Marketplace transactions to ensure a fair and equitable environment for our members.  Members may sell in the Marketplace only those products and services they have the legal right to sell, pursuant to our Trading Rules.  We encourage members to use caution, common sense and practice safe transactions when using the Marketplace.

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

o
Excellent customer service by the Broker Network and our corporate office.  We provide training and support for new and existing brokers and refine our franchisee and broker operating manuals and related support materials on a continual basis.  Additionally, we hold a convention and several regional meetings annually where we discuss and openly share solutions for current issues and proactively plan for future enhancements and benefits to our Marketplace.

o
Develop a web based Software as a Service (Web Services) model.  This model is targeted at mid to large sized businesses to enable them in creating reward communities or expand their existing relationship within their customer base, using the ITEX proprietary exchange platform.

Members

The Marketplace has approximately 25,000 members in the United States and Canada.  The majority of members are businesses with fewer than 10 employees.  Members may choose to participate in the Marketplace for a number of reasons including to:

•	Attract new customers
•	Increase sales and market share

•	Add new channels of distribution
•	Utilize unproductive assets, surplus inventory or excess capacity

Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members.  The following is a representative example of a transaction:

A dentist earns ITEX dollars by providing dental work to three new customers, the owner of a vacation resort, a restaurant owner and a lawyer, all members of the Marketplace. These other members originally acquired ITEX dollars by providing products or services for other Marketplace members.

The dentist decides to remodel her office.  Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $1,500 ITEX dollars. Upon completion of the job, the dentist authorizes the deduction of $1,500 ITEX dollars from her ITEX account, payable to the contractor’s ITEX account.

Sales, Marketing and Transactions

Sales

The primary function of new member enrollment is to grow the Marketplace member base, increase transactional opportunities and generate additional revenue.  We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base.  Our brokers contact prospective members to market the benefits of joining the Marketplace.  In addition, brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members.  We offer a Member Referral Program that provides incentive awards and discounted association fees to existing members that refer new qualified members to the Marketplace.

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

Transactions

Our brokers focus on generating transaction volume and maximizing the ITEX dollar amount per transaction.  Brokers facilitate transactions between members by identifying their needs and making them aware of products and services available in the Marketplace that could fulfill those needs.  Brokers actively market products and services available to and from the members they service on our website and pursue potential member businesses to offer more transactional opportunities by introducing them to the Marketplace.  Members can also log onto our website and initiate product or service listings on the Marketplace or search for products or services to purchase. Reoccurring transactions often develop between Marketplace members, generating transaction fees with less interaction by brokers.

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

We take a number of measures to ensure the security of our hardware and software systems and member information.  We continue to enhance our systems for data management and protection, intrusion detection and prevention, upgrade our network architecture, and to expand our disaster recovery processing capacity.  Our technologies are co-hosted in Washington and Idaho and we perform full back-ups daily.  We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by continually updating hardware and enhancing our software with new, internally developed programs and functionalities.

Industry Overview

Our industry was developed approximately 50 years ago when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.”  For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace, consisting of approximately 25,000 members served by our 90 locations.  In 2011 we conducted an informal market analysis to determine the size of our industry, contacting hundreds of Exchanges across the United States. Based on our information, we believe there are approximately 300 exchange locations managing approximately 90,000 members.

Competition

We view our two primary competitors to be local Exchanges and internet distribution channels.  We believe that we are the Exchange leader in the United States and Canada based on reported USD revenues, participating member businesses and regions served.  Based on available industry information, we believe the next largest Exchange is International Monetary Systems, Ltd.

Internet distribution channel competitors include eBay, Travelocity, Priceline, Amazon and Overstock.  Similar to our Marketplace, these companies provide distribution channels to move excess or surplus inventory.  The greater the number of avenues to move excess inventory, the more competitive it is to attract businesses to trade their inventory in our Marketplace.  We also compete with these companies through price, ease of use and brand name awareness.

We compete primarily on a service basis, the number of products and services available in the Marketplace and the liquidity of ITEX dollars.  We expect to encounter competition in our efforts to expand our Marketplace.  In addition to existing Exchanges, new, smaller competitors can launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low.  However, we believe participation from a significant number of members is necessary to offer a quality Exchange.  We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in software. Each member of our senior management team has a minimum of 20 years of industry experience and our two technology software engineers have each been with ITEX for more than 10 years. Ultimately, we believe these elements create a difficult barrier to entry for new competitors and may require significant ramp-up times to make a competitive Exchange successful.  Regardless, our competitors could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have.  Such companies could be strong competitors if they decided to develop a focused business effort in our industry.

In general, customer demands for wider availability of products and services, on-demand customer service, better computer servicing technology and the acceptance of the internet as a medium for communication and business have resulted in a more competitive industry.  We believe that in order to capture greater market share, local Exchanges will need to expand into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

We believe we will remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base.  Our ability to compete successfully will depend on our ability to continually enhance and improve our existing products and services, to adapt products and services to the needs of our brokers, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies.  However, we cannot assure you that we will be able to compete successfully, that competitors will not develop competing technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable.  Furthermore, we may not be able to successfully enhance our products and services or develop new products or services to meet our members’ needs.  Increased competition, price, legal challenges or other circumstances, could result in erosion of our market share and may require price reductions and increased spending on marketing and product development to remain competitive.

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

It is the legal responsibility of our brokers to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act.  Except for our corporate owned offices, our brokers are independent contractors, and we do not own, control or operate the businesses comprising our Broker Network.  However, a number of federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network.  For example, state regulators may seek to hold us responsible for unrecognized tax liabilities or the actions of, or failures to act by, our brokers or their employees.  See Item 1A ─ Risk Factors ─ We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our Brokers or their employees, which exposes us to possible adverse judgments,  other liabilities and negative publicity. Furthermore, although we have prohibited the listing of illegal goods and services in the Marketplace and implemented other protective measures, we may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner.  It is possible that government regulators and law enforcement officials could allege that our services aid and abet certain violations of certain laws.  See Item 1A ─ Risk Factors ─ Use of our services for illegal purposes could damage our reputation and harm our business.

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

Proprietary Rights

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products.  We have registered service marks for the word mark ITEX®, as well as “ITEX” used in connection with our logo design.  We intend to file additional service mark word and design applications for ITEX.  We seek to police the use of our marks and to oppose any infringement.  We have registered the internet domain name “ITEX.com” and other related domain names.

We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or be certain that equivalent products or services will not be marketed in competition with our products thereby substantially reducing the value of our proprietary rights.  Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our brokers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

As of July 31, 2011, we had 30 full-time, part-time, contract or temporary employees – 20 in our corporate headquarters and 10 in our corporate owned offices.  From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, and accounting or administrative functions.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe relations with our employees are good.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

In 2011 our revenue decreased by approximately 3% compared to 2010.  Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years.  We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the Marketplace, it is difficult for us to project the level of our revenues accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately 64% of our net revenues each quarter come from transactions during that quarter.  Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depend on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities.  We are currently subject to increased expense levels as a result of responding to proxy contests, litigation and other actions by dissident shareholders.  We invest in marketing, broker and member support, technology and further development of our operating infrastructure. Some of this investment may entail long-term commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.  Market information for the barter industry is difficult to ascertain.  Despite our efforts to expand our revenues, we may not be successful.  We experience a certain amount of attrition from members leaving the Marketplace.  If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business.  We cannot assure you that this strategy would be successful to offset declining revenues or profits.

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

We could be negatively affected as a result of a proxy fight and related litigation.

In July 2010, a dissident shareholder group declared its intention to change the management structure of ITEX.  It nominated a full opposition slate of individuals for election to replace our Board of Directors at the 2010 Annual Meeting of Shareholders, while stating it was preparing its own executive team to replace existing ITEX management.  The dissident group was unsuccessful in 2010, and according to a Schedule 13D filed on August 23, 2011, most of the members of the 2010 dissident shareholder group have disbanded.    However, remaining group members representing 5.1% of our voting common stock filed preliminary proxy materials with the SEC on September 28, 2011 announcing their intention to elect two of their nominees to replace a majority of the Board of Directors.  In addition, a member of the group has filed a shareholder derivative lawsuit against the Company’s Board of Directors (See Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”)   A proxy contest and related litigation could negatively affect us because:

•
Responding to proxy contests, litigation and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

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

•	Increases in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest and related litigation are substantial; and

•	A proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation.

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

Failure to deal effectively with member disputes could result in costly litigation, damage our reputation and harm our business

ITEX faces risks with respect to transactional disputes between members of the Marketplace.   From time to time we receive complaints from members who may not have received the products or services that they had purchased, concerning the quality of the products or services, or who believe they have been defrauded by other members or ITEX brokers. We also receive complaints from sellers because a buyer has changed his or her mind and decided not to honor the contract to purchase the item.  While ITEX does, in some cases, as part of its transaction dispute resolution process reverse transactions, reduce or eliminate credit lines, suspend accounts, or take other measures with members who fail to fulfill their payment or delivery obligations to other members, the determination as to whether a transaction is reversed or how to resolve a specific dispute is made by ITEX in its sole discretion.  Measures we may take to resolve transactional disputes or combat risks of fraud have the potential to damage relations with our members or brokers or decrease transactional activity in the Marketplace by restricting the activities of certain members. Furthermore, negative publicity and member sentiment generated as a result of member complaints or fraudulent or deceptive conduct by members of our Marketplace could damage our reputation, or reduce our ability to attract new members or retain our current members.

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

Failure to comply with laws and regulations that protect our members’ personal and financial information could result in liability and harm our reputation

We store personal and financial information for members of the Marketplace.  Privacy concerns relating to the disclosure and safeguarding of personal and financial information have drawn increased attention from federal and state governments.  Federal and state law requires us to safeguard our members’ and clients’ financial information, including credit card information.  Although we have established security procedures to protect against identity theft and the theft of this personal and financial information, breaches of our privacy may occur. To the extent the measures we have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.  Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information or data could harm our reputation.  In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future.  Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change our business practices.  Establishing systems and processes to achieve compliance with these new requirements may increase our costs and could have a material adverse effect on our business, financial condition and results of operations.

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. (See Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”) Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we lose the services of our chief executive officer, our business could suffer

Our performance depends substantially on the continued services of our Chief Executive Officer, Steven White.  Mr. White also currently fills the executive positions of Interim Chief Financial Officer and Chief Accounting Officer.  Our board places heavy reliance on Mr. White’s experience and management skills.  We have not entered into a formal employment agreement with Mr. White, other than an agreement to receive a payment in connection with a “change of control,” as defined in the agreement.    We do not carry key man life insurance to insure the business in the event of Mr. White’s death.  If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience.  Corporate staff and our franchisees and brokers could lose confidence in the direction and stability of the Company and choose to pursue other opportunities. In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel.  We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired seven trade exchange membership lists since 2005 and integrated them into the ITEX system.  We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments.  At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions.  Any of these transactions could be material to our financial condition and results of operations.  The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky.  The areas where we may face difficulties include:

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds and may have contractual obligations in the future.  Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available strategic opportunities.  We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing.  However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises.  We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model.  However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired.  Further, we cannot be certain that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as U.S. dollars.  Revenues denominated in Canadian dollars comprised 7.8% and 7.0% in the years ended July 31, 2011 and 2010, respectively.  While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the U.S. dollar could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must certify the effectiveness of our internal controls over financial reporting annually.  If we are unable to assert that our internal control over financial reporting is effective for a particular year we could lose investor confidence in the accuracy and completeness of our financial reports.  That could adversely affect our competitive position in our business, and the market price for our common stock.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers.  We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions.    We have increased the amount of our loans to brokers from $605 in 2010 to $909 in 2011. We anticipate broker loans will increase in fiscal 2012, as we finance the sale and divestment of two of our corporate-owned stores. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington.  We lease properties in the following locations that are utilized by our senior management, sales and marketing, finance, general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$13,192	April 30, 2015

Oakbrook Terrace, Illinois (1)	5,086	9,324	November 30, 2011

Milwaukie, Oregon (2)	768	425	October 31, 2012

(1)	We entered into this lease as part of a 2008 acquisition (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

(2)	We entered into this lease as part of a 2011 acquisition (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

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

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “ITEX.OB” The range of high and low bid prices for our common stock for each quarter during the two most recent years is as follows:

Fiscal Year Ended July 31,	2011		2010
	High	Low *	High	Low *
First Quarter	$4.76	$-	$3.75	$1.25
Second Quarter	$4.80	$3.50	$4.15	$2.25
Third Quarter	$4.70	$-	$4.55	$1.90
Fourth Quarter	$4.31	$-	$4.75	$-

*	Low bid prices are not calculated unless a minimum of two market participants have posted both bid and ask prices.

This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board.  The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown or commissions.

There were 640 holders of record of our common stock as of July 31, 2011.  Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During the fourth quarter of 2010, the board of directors declared and paid our first cash dividend in the amount of 2.5 cents per share.  In the second quarter of 2011, the board increased the quarterly dividend to 4 cents per share. In subsequent quarters, we have continued to pay dividends of 4 cents per share, or 16 cents per share annually.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/11 - 5/31/11	-	-	-	-
6/01/11 – 6/30/11	1,510	$4.15	-	-
7/01/11 - 7/31/11	280	$4.05	-	$1,561,050

(1)
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

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada.  Our business services and payment systems enable approximately 25 thousand member businesses (our “members”) to trade products and services without exchanging cash.  These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2011” for August 1, 2010 to July 31, 2011, “2010” for August 1, 2009 to July 31, 2010).  Our fourth quarter is the three-month period from May 1, 2011 to July 31, 2011 (“fourth quarter”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

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

The following summarizes our operational and financial highlights for the year and our outlook (in thousands except per share data):

•
Comparative Results.  For the year ended 2011, as compared to 2010, our revenue decreased by $501, or 3%, from $16,925 to $16,424, and our income from operations decreased by $571, or 34%, from $1,674 to $1,103.

•
Revenue Sources.  Our decrease in revenues for 2011 was primarily due to a reduction in transaction revenue of $488, or 4% from $10,873 to $10,385.   Revenue from our core business was down 5% for the year ended July 31, 2011 when compared to the corresponding 2010 period.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community is more vulnerable than larger companies in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  In addition, we believe part of this decline can be attributed to the distraction and uncertainty within our broker network created as a result of the proxy contest.

Revenues from media and web services represented approximately 5% of our total revenues, declining from $873 in 2010 to $800 in 2011.  Our principal contract generating web services revenue was terminated during 2011.  It is not anticipated that web services revenue will be generated during 2012.

•
Corporate-owned Offices.  The ITEX system is approximately 96% broker managed and 4% corporate operated.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly.  From time to time, we complement our Broker Network with a few corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.  Part of our strategy when we acquire exchange members, is to incubate the asset with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off members to new franchises.  The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

During 2010, we reflected a gain of $99 due to the sale of a San Francisco corporate-owned office, absorbed a loss of $3 from the disposition of fixed assets and a loss of $255 from a default on a note receivable by a broker acquired as a result of a previous office sale.  In January 2010, we exercised our step-in rights and are currently managing this location as a corporate-owned office.  We expect to sell the management rights to this office during 2012, which will generate a gain to be reflected in a subsequent reporting period.

•
Revenue Trends and Growth.  As discussed above, we experienced a downturn in revenue this year and do not anticipate that web services revenue will be generated during 2012.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 28% recurring revenues from association fees.  Approximately two-thirds of our net revenues each quarter come from transactions during that quarter.  We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications and web services;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

In fiscal 2010 and 2011, our national advertising campaign emphasized the benefits of participation in the ITEX Marketplace.  We were able to utilize advertising credits obtained in a business acquisition in 2008 for the ad placements.

Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts.  One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.  We added seven new brokers in 2011 as a result of this and other initiatives.

•
Supporting Members, Brokers and Employees.  We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the ITEX Marketplace.  We are in the process of upgrading our payment processing and team software with .NET technologies.  In June 2010 we launched a new interface for www.itex.com  with more tools and better search functionality for our members and brokers.  During 2010, we expanded our production and co-location facilities. In addition, we provided new workstations and monitors to our staff to interface with our internet applications with the goal of making the Marketplace more efficient.

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

In addition, we seek to provide stability amongst our stakeholders to enhance the value creation capabilities of the organization.  Since 2007, ITEX has been subject to both an unsolicited tender offer and an election contest in 2010 which dissident shareholders attempted to take control of the Board of Directors. Although largely disbanded, part of last year’s dissident shareholder group has announced their intention to elect two of their nominees to replace a majority of the Board of Directors.  In management’s view, the proxy contest in 2010 created disruption, uncertainty and damaged morale within the organization and the Broker Network.  During the quarter ended April 30, 2011, we acted to shore up morale and commitment among the Broker Network and our staff.  First, the Board of Directors of the Company authorized restricted stock awards to employees under long-term service-based vesting periods.  See Financial Statements, Note 10 – Share-Based Payments.  These served as retention bonuses to protect our employee assets by reducing turnover costs and helping make ITEX a more compelling place to stay and work, even in uncertain and turbulent times. Next, we acted to incentivize members of our Broker Network by providing them with an avenue to make a financial investment in the Company, aligning their interests with stockholders and further increasing their personal stake in our long term success.  See Financial Statements, Note 11 – Share-Based Payments.  These actions are being challenged by a stockholder who has filed a shareholder derivative lawsuit against the Company’s Board of Directors (See Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”)

•
Geographical expansion. We have acquired seven trade exchange membership lists since 2005 and integrated them into the ITEX system.The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition we removed competitors from our industry, strengthening our brand.   Part of our strategy when we acquire an exchange’s members is to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•
Financial Position.  Our financial condition and balance sheet remained strong at July 31, 2011, with cash of $5,386 compared to $5,169 at the same period in 2010.  Our net cash flows provided by operating activities were $1,684 for the year ended July 31, 2011, compared to $2,536 for the corresponding period the previous year.  The decrease is primarily due to a reduction of $571 in operating income, a decrease of $160 in accrued expenses and a reduction of $184 in deferred revenue.  We seek to maintain an ample liquidity cushion, while returning some cash to our stockholders.  We initiated a $2,000 stock repurchase plan during the 2010 year which is still in effect.  During 2011 we repurchased $421 of our stock.

In May 2010, the board initiated a quarterly cash dividend program. Since the inception of the program through July 31, 2011 we have distributed $632 in cash dividends.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2011	2010

Revenue	$16,424	$16,925

Cost of marketplace revenue	$10,159	$10,777
Operating expenses	5,162	4,474
Income from operations	1,103	1,674

Other income/(expense)	149	(117)
Income before income taxes	1,252	1,557

Income tax expense	551	611
Net income	$701	$946

Net income per common share:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26

Average common and equivalent share:
Basic	3,604	3,572
Diluted	3,648	3,577

Year ended July 31, 2011 and 2010.  Marketplace and other revenue for the year ended July 31, 2011, decreased $501 or 3% to $16,424 from $16,925 during the prior year.  This decrease was primarily due a $488 decrease in our transaction revenue. We believe part of the decline in transaction revenue is due to the distraction and uncertainty within our Broker Network created as a result of the proxy contest.

Association revenue decreased $25 or 1% to $4,716 from $4,741. The association revenue decrease was due to a one-time promotional plan offering discounted association fees for referring members to the Marketplace. Transaction revenue decreased $488 or 4% to $10,385 from $10,873. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2011 when compared to 2010.

Income before income taxes for the year ended July 31, 2011 was $1,252, a decrease of $305 or 20% from income before income taxes in 2010 of $1,557.  We attribute this decrease primarily to the $593 increase in SG&A, of which legal fees increased $535 or 177% to $838 for the year ended July 31, 2011 from $303 in the prior period.

Earnings per share decreased by $0.07 to $0.19 per share for the year ended July 31, 2011, from $0.26 per share for the year ended July 31, 2010.

Web Services

Our primary source of web services revenue since the 3rd quarter of fiscal 2009 had been derived from subscription fees, transactional, support and consulting fees.  On February 28, 2011, the web services agreement was terminated by our main web services customer.

The web services agreements generated approximately 5% of our total revenues for the year ended July 31, 2011.  As a result of the early termination by our client, we recognized as revenue during the 3rd quarter of 2011 $216, which was the remaining amount of deferred web services revenue that existed on our balance sheet. As of July 31, 2011 we have no deferred revenue derived from web services reflected on our balance sheet.

Selected Quarterly Financial Results

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$4,112	$4,417	$3,960	$3,935	$16,424
Income from operations	$292	$235	$388	$188	$1,103

Net cash flows from operating activities	$354	$437	$(245)	$1,138	$1,684

Total stockholders' equity	$14,993	$15,012	$14,724	$14,758	$14,758

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,924	$4,537	$4,158	$4,306	$16,925
Income from operations	$340	$526	$421	$387	$1,674

Net cash flows from operating activities	$433	$462	$548	$1,093	$2,536

Total stockholders' equity	$14,271	$14,460	$14,722	$14,869	$14,869

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2011 and 2010, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2011		2010
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$16,424	100%	$16,925	100%

Costs and expenses:
Cost of Marketplace revenue	10,159	62%	10,777	64%
Salaries, wages and employee benefits	2,001	12%	1,850	11%
Selling, general and administrative	2,573	16%	1,980	12%
Depreciation and amortization	588	4%	644	4%
	15,321	94%	15,251	91%

Income from operations	1,103	6%	1,674	10%
Other income, net	149	1%	(117)	-1%

Income before income taxes	1,252	7%	1,557	9%

Income tax expense (benefit)	551	3%	611	4%

Net income	$701	4%	$946	5%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices.  Revenue also includes a nominal amount of ITEX dollars (non-cash).  The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Broker offices:
Association fees	$4,406	-2%	$4,485
Transaction fees	9,737	-5%	10,278
Other revenue	1,078	-6%	1,149

Corporate owned offices:
Association fees	310	21%	256
Transaction fees	648	9%	595
Other revenue	21	-9%	23

Revenue	$16,200	-3%	$16,786

ITEX dollar revenue	$224	61%	$139

Total revenue	$16,424	-3%	$16,925

Year ended July 31, 2011 and 2010.  Revenue decreased by $501 or 3% for the year ended 2011 compared to 2010.  This decrease was primarily due to a $488 decrease in our 2011 transaction fees from $10,873 to $10,385, or 4%. We believe part of this decline in transaction revenue is due to the distraction and uncertainty within our Broker Network created as a result of the proxy contest.  Association fees decreased 1% from $4,741 to $4,716, primarily as a result of a one-time promotional plan during 2011 offering discounted association fees for referring members into the Marketplace.

Corporate-owned offices association fee, transaction fee and other revenue increased $104 or 12%, as we added one net additional corporate-owned office during 2011. Our intention is to manage all corporate-owned offices internally with the intention of selling at a later date.

The decrease in other revenue is primarily related to our web services revenue initiatives which began in February 2009.  The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $699 and $715 for the years ended July 31, 2011 and 2010, respectively. In 2011, the web services agreements were terminated by the client. We do not expect any revenue from web services in the near future. We have taken steps to reduce our expenses that were associated with the web services revenue so that we expect that the operating income impact will be reduced in future periods. In addition, Media Services revenue declined by $57 from $158 in 2010 to $101 in 2011.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $224 and $139 as ITEX dollar revenue for the years ended July 31, 2011 and 2010, respectively.

During 2011, the company purchased two assets for $6 that were capitalized and will be depreciated over 5 years, therefore the revenue and expense related to ITEX dollar activities will not match during the depreciable period.  In the year of asset acquisition 2011, we will reflect $6 in net income and in the future depreciable years, we will reflect a loss of $1. At the end of the five-year depreciable period the net effect will be $0 on net income.

The corresponding ITEX dollar expenses in the year ending July 31, 2011 were for equipment, printing, outside services and miscellaneous expenses.  We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Association fee commissions	$1,591	-5%	$1,672
Transaction fee commissions	7,282	-5%	7,705

Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	899	8%	835
Other Marketplace expenses	324	-29%	459
Media costs - Ad Credits	63	-41%	106
	$10,159	-6%	$10,777

Costs of Marketplace revenue as a percentage of total revenue	62%		64%

Year ended July 31, 2011 and 2010.  Costs of Marketplace revenue for the year ended 2011, as compared to the year ended 2010, decreased by $618, or 6%. The overall decrease in costs of revenue for association and transaction fee commissions of 5% was comparable to the 4% decline for transaction revenue over the same period.  Costs of Marketplace revenue as a percentage of total revenue declined by 2% from 64% to 62% for the year ended 2011.  Costs of Marketplace revenue as a percentage of total revenue decreased slightly for period ended July 31, 2011 because of the decrease in other Marketplace expenses. During 2010, we expensed $129 for a broker computer equipment and software upgrade program.

Transaction fee commissions decreased by $423, or 5% for the year ended 2011, as compared to 2010.  Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue, which was the case for 2011.

Association fee commissions decreased by $81, or 5% for the year ended 2011 as compared to 2010. The decrease in commissions paid was greater than the corresponding 1% decrease in association revenue for the same period due to an increase in non-commissioned corporate-owned store association revenue and a shift in the Brokers commission plans.

Corporate-owned office costs consist of compensation and operating expenses associated with the operation of the offices.  Our corporate-owned office costs increased by $64 or 8% for the year ended 2011, as compared to the year ended 2010. The net increase in expense is primarily due to the hiring of additional employees to staff the corporate offices.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue.  Other Marketplace expenses decreased by $135, or 29% for the year ended 2011 as compared to 2010. The primary decrease is due to $129 of expense that occurred during the prior 2010 year for computer equipment and software upgrades that were awarded to brokers. This cost was not incurred in 2011.

Media costs – Ad credits consist of the cost of media ad credits utilized that have been sold to ITEX members. Media costs – Ad credits decreased by $43, or 41% for the year ended 2011 as compared to 2010. The primary decrease is due to decreased utilization of the ad credits for ITEX members accounts during 2011.

The following shows the commissions and corporate-owned office costs separately as a percent of their related revenue:

	Year Ended July 31,
	2011	% of Related Revenue	2010	% of Related Revenue
Association fee commissions	$1,591	36%	$1,672	37%
Transaction fee commissions	$7,282	75%	$7,705	75%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	$899	92%	$835	95%

Corporate-owned office salaries, wages and employee benefits decreased from 95% of corporate- owned store revenue in the period ending July 31, 2010, to 92% for the period ending July 31, 2011.  The decrease in percentage of related revenue is primarily due to an increase in corporate-owned store revenue. The costs increased on a dollar basis year over year as we added one additional corporate-owned store and added headcount in 2011 in order to manage the web services related revenue, which is reflected in the corporate-owned store expense.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items.  Comparative results are as follows:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Corporate salaries, wages and employee benefits	$2,001	8%	$1,850
Percentage of revenue	12%		11%

Year ended July 31, 2011 and 2010.  Corporate salaries, wages and employee benefits expenses increased by $151or 8% for the year ended 2011, as compared to the year ended 2010. The increase in compensation-related costs for the year is primarily due to an increase of $87 in stock-based compensation along with an increase of $96 in salaries, vacation, bonuses and the reclassification of a contractor to an employee. These increases were offset somewhat by decreases of $21 in 401(k) matching expenses as the 401(k) matching program was discontinued in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs.  Comparative results are as follows:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Selling, general and administrative expenses	$2,573	30%	$1,980
Percentage of revenue	16%		12%

Year ended July 31, 2011 and 2010. SG&A expenses increased by $593 or 30% for the year ended 2011 as compared to the year ended 2010. The increase is due primarily to a $535 increase in legal fees during 2011. In addition supplies and other office expenses was $67 more primarily due to $85 more in ITEX dollars being utilized for SG&A purposes in 2011 as compared to 2010. Some of the increase for 2011 was offset by a $38 decrease in bad debt expense and $31 more of SG&A was transferred to Costs of Marketplace revenue in 2011.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.  Comparative results are as follows:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Depreciation and amortization	$588	-9%	$644
Percentage of revenue	4%		4%

Year ended July 31, 2011 and 2010.  Depreciation and amortization decreased by $56, or 9% for the year ended 2011 as compared to the year ended 2010. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2011 which resulted in a decreased amount of depreciation and amortization as assets are moving towards being fully depreciated.

Other Income (expense)

Other income (expense) includes interest received on notes receivable and promissory notes and gains and losses on sale of assets.  The interest income is derived primarily from our notes receivable for corporate office sales:

	Year Ended July 31,
	2011	Percent change from 2010	2010
Interest income	$50	19%	$42

Gain on sale of assets	$99	3%	$96
Seattle note receivable default	$-		$(255)
Other income / (expense)	$149	100%	$(117)

Other income/(expense), as a percentage of revenue	1%		-1%

Year ended July 31, 2011 and 2010.  Other income (expense) increased by $266 for the year ended 2011 as compared to the year ended 2010. Other income (expense) for the year ended 2011 includes a $35 gain on sale of advertising credits, reflects a gain of $66 from the sale of  membership lists and a loss of $2 from the disposition of fixed assets. Other income (expense) for the year ended 2010 includes a gain on a sale of $99 due to the sale of the San Francisco corporate-owned office. Also included in 2010 are a loss of $3 on the disposition of fixed assets and a $255 loss representing the principal amount due on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker. The original amount of the note was $450. In 2010, we exercised our step-in rights and are currently managing the Seattle office as a corporate-owned office.   The note balance was declared to be in default resulting in the recognition of the $255 loss.

Interest income is derived primarily from our notes receivable for corporate office sales. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2012 and 2018.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.  In 2011 and 2010, respectively, we utilized $1,282 and $1,940 of our available NOLs.  As of July 31, 2011, we have approximately $12,913 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs.  As part of our evaluation process for the year ended July 31, 2011, we determined that based on our estimates of future taxable income, we will not be able to utilize a portion of the state of California NOL.  We determined that there is no allowance required on our Federal NOL. As of July 31, 2011 and 2010, we have a $152 and $0 valuation allowance on state of California NOLs for the period ended July 31, 2011 and 2010, respectively.

FINANCIAL CONDITION (in thousands)

Our total assets were $17,021 and $17,638 at July 31, 2011 and 2010, respectively, representing a decrease of $617 or 3%.  This decrease resulted primarily due to utilization of $558 of deferred tax asset and continued amortization of our intangible assets of $487 during the year.  Our cash totaled $5,386 and $5,169 as of July 31, 2011 and 2010, respectively, representing an increase of $217, or 4%.  Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $354 and $349, were $805 and $859 as of July 31, 2011 and 2010 respectively, representing a decrease of $54 or 6%, primarily due to timing of our cycle close in comparable years.

	July 31, 2011	% of Gross Accounts Receivable	July 31, 2010	% of Gross Accounts Receivable
Gross accounts receivable	$1,159	100%	$1,208	100%
Less: allowance	354	31%	349	29%
Net accounts receivable	$805	69%	$859	71%

Our total current liabilities were $2,255 and $2,579 at July 31, 2011 and 2010, respectively, representing a decrease of $324 or 13%.  The decrease is due to a decreases of $86 in deferred revenue, accrued expenses of $160 and a $34 reduction in advance payments for the year.

Our stockholders’ equity decreased by $111 or 1% to $14,758 at July 31, 2011, compared to $14,869 at July 31, 2010 primarily due to $541 in dividends paid and $421 of stock repurchases during 2011.  This decrease was offset by net income of $701 during 2011.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand.  Net cash provided by operating activities was $1,684 and $2,536 for the years ended July 31, 2011 and 2010, respectively.   Our cash balance as of July 31, 2011 totaled $5,386.  Additionally, we have a revolving credit agreement for a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”), effective through November 30, 2011. We anticipate renewing the credit facility at the same level for another year. We have no outstanding balance on our line of credit as of July 31, 2011.

The following table presents a summary of our cash flows for the years ended 2011 and 2010 respectively (in thousands):

	Year Ended July 31,
	2011	2010
Net cash provided by operating activities	$1,684	$2,536
Net cash provided by (used in) investing activities	(525)	186
Net cash used in financing activities	(942)	(110)
Increase (decrease) in cash and cash equivalents	$217	$2,612

We have financed our operational needs over the last two years through cash flow generated from operations.  During 2011, we increased our cash position by $217 to $5,386. In 2011 we used a portion of operational cash flow provided by operating activities for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

Our working capital as of July 31, 2011, includes advertising credits, originally obtained in our business acquisition in August 2008, in the amount of $157, which represented unsold prepaid credits for future media print and broadcast placements. We initially recorded the total advertising credits at fair value based on the estimated future selling price less reasonable costs of disposal. As of July 31, 2011, the total carrying value of our advertising credits was $60. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our contemplated future expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction.  We expect that our current working capital would be adequate for this purpose.  However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors.  We maintain a $3,000 line of credit facility from our primary banking institution, U.S. Bank.  The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model.  We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years.  Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2011 and 2010:

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net cash provided by (used in) operating activities	$354	$437	$(245)	$1,138	$1,684
Net cash (used in) investing activities	(34)	(81)	(42)	(368)	(525)
Net cash (used in) financing activities	(90)	(143)	(560)	(149)	(942)
	$230	$213	$(847)	$621	$217

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net cash provided by (used in) operating activities	$433	$462	$548	$1,093	$2,536
Net cash provided by (used in) investing activities	108	67	35	(24)	186
Net cash used in financing activities	-	-	(17)	(93)	(110)
	$541	$529	$566	$976	$2,612

Operating Activities

For the year ended July 31, 2011, net cash provided by operating activities was $1,684 compared to $2,536 in the year ended July 31, 2010, a decrease of $852, or 34%.  The decrease is primarily due to a reduction of $245 in net income, a decrease of $160 in accrued expenses and a reduction of $86 in deferred revenue.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2011	2010

Net income	$701	$946
Add: non-cash expenses	1,141	1,372
Add: changes in operating assets and liabilities	(158)	218
Net cash provided by operating activities	$1,684	$2,536

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes.

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

The total cash we received exclusively from our Marketplace members, excluding corporate- owned office sales, media sales, and revenue from our subscription-based arrangement for client management platform, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2011	Percent of total	2010	Percent of total
Credit cards, net	$9,770	66%	$9,820	64%
Electronic fund transfers, net	3,789	26%	4,074	27%
Checks and cash, net	1,264	8%	1,444	9%
Cash received from Marketplace members, net	$14,823	100%	$15,338	100%

Investing Activities

For the year ended July 31, 2011, net cash used in investing activities was $525 compared with $186 provided by investing activities in the year ended July 31, 2010, a decrease in cash provided by in investing activities of $711, or 382%.  In the year ended July 31, 2011, the net cash used in investing activities was primarily driven by $472 in purchases of membership list and $168 of advances on loans. In the year ended July 31, 2010, the net cash provided by investing activities was primarily related to $195 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more liquidity for our shareholders.  The following summarizes our financing activities:

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Private placement	$-	$-	$-	$20	$20
Cash dividend paid to common stockholders	$(90)	$(143)	$(145)	$(163)	$(541)
Discretionary repurchase of common stock	-	-	(415)	(6)	(421)
	$(90)	$(143)	$(560)	$(149)	$(942)

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Cash dividend paid to common stockholders	$-	$-	$-	$(91)	$(91)
Discretionary repurchase of common stock	-	-	(17)	(2)	(19)

	$-	$-	$(17)	$(93)	$(110)

We repurchased 94 and 5 shares of ITEX stock in 2011 and 2010, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business.  As of July 31, 2011, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Milwaukie, OR
Expiration date:	April 30, 2015	November 30, 2011	October 31, 2012

Lease commitments for the year ending July 31,

2012	159	28	5	192
2013	163	-	1	164
2014	166	-	-	166
2015	127	-	-	127
Total	$615	$28	$6	$649

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2011 and 2010 was $301 and $299, respectively.

We have not leased any equipment in 2011 or 2010.  We have purchase commitments for telecommunications and data communications.  As of July 31, 2011, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2012	$39
2013	12
Total	$51

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

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2011 and 2010, members made approximately 92% and 91%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 92% of our total revenue in both 2011 and 2010.

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

ITEX Dollar Summary	Year Ended July 31,
	2011	2010
Fees received from the Marketplace	$5,088	$4,757
Expenditures to and for the Marketplace	(5,070)	(4,753)
Increase	$18	$4

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

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that we recognize revenues, expenses, assets, and liabilities for all transactions in which we either receive or spend ITEX dollars using the ratio of one USD per ITEX dollar.  For this reason, we track our ITEX dollar activity in statements to members and brokers and in other ways necessary for the operation of the Marketplace and our overall business.

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

In assessing the recoverability of deferred tax assets, we periodically assess whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities and projections for future taxable income over the periods in which the deferred tax assets are deductible.  As part of our evaluation process for the year ended July 31, 2011, we determined that based on our estimates of future taxable income, we will not be able to utilize a portion of the state of California NOL.  We have taken a $152 valuation allowance during the year ended July 31, 2011.  We determined that there is no allowance required on our Federal NOL. As of July 31, 2011 and 2010, we have a $152 and $0 valuation allowance on state of California NOLs for the period ended July 31, 2011 and 2010, respectively.

On July 31, 2011, we had NOLs of approximately $12,913 available to offset future taxable income.  When circumstances warrant, we re-assess the realizability of our available NOLs for future periods.  When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2011 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2011, and we did not identify any impairment.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired for any business combinations occurring prior to August 1, 2009. Subsequent to August 1, 2009, all costs to acquire a business are expensed.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Strandards Board (“FASB”) issued provisions concerning improving disclosures about fair value measurements. This guidance  requires additional disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy and disclosure of activities, on a gross basis, including purchases, sales, issuances, and settlements in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. This standard also clarifies existing disclosures requirements on levels of disaggregation by adsset type and disclosures about inputs and valuation techniques. The Company will adopt this guidance as it becomes effective.

Effective September 2011, the FASB issued guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company will adopt this guidance in the period after December 15, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of ITEX Corporation are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ITEX Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation as of July 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEX Corporation as of July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
October 18, 2011

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash	$5,386	$5,169
Accounts receivable, net of allowance of $354 and $349	805	859
Prepaid expenses	131	118
Loans and advances	10	55
Prepaid advertising credits	60	157
Deferred tax asset, net of allowance of $22 and $0	798	1,018
Notes receivable - corporate office sales	180	125
Other current assets	6	24
Total current assets	7,376	7,525

Property and equipment, net of accumulated depreciation of $468 and $380	89	169
Goodwill	3,266	3,282
Deferred tax asset, net of allowance of $130 and $0 and net of current portion	4,681	5,000
Intangible assets, net of accumulated amortization of $2,691 and $2,205	855	994
Notes receivable - corporate office sales, net of current portion	729	480
Other long-term assets	25	188
Total assets	17,021	17,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	76	124
Commissions payable to brokers	669	661
Accrued commissions to brokers	785	789
Accrued expenses	545	705
Deferred revenue	47	133
Advance payments	133	167
Total current liabilities	2,255	2,579

Long-term liabilities:
Other long-term liabilities	8	190
Total Liabilities	2,263	2,769

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,646 shares and 3,576 shares issued and outstanding, respectively	36	36
Additional paid-in capital	28,867	29,138
Accumulated deficit	(14,145)	(14,305)
Total stockholders' equity	14,758	14,869
Total liabilities and stockholders’ equity	$17,021	$17,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year ended July 31,
	2011	2010
Revenue:
Marketplace and other revenue	$16,424	$16,925

Costs and expenses:
Cost of Marketplace revenue	10,159	10,777
Corporate salaries, wages and employee benefits	2,001	1,850
Selling, general and administrative	2,573	1,980
Depreciation and amortization	588	644
	15,321	15,251

Income from operations	1,103	1,674

Other income/(expense):
Interest income	50	42
Other income (expense), net	99	(159)
	149	(117)

Income before income taxes	1,252	1,557

Income tax expense	551	611

Net income	$701	$946

Net income per common share:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26

Weighted average shares outstanding:
Basic	3,604	3,572
Diluted	3,648	3,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

				Stockholder
	Common Stock		Additional paid	Notes	Accumulated
	Shares	Amount	in capital	Receivable	deficit	Total
Balance, July 31, 2009	3,571	$36	$29,105	$-	$(15,160)	$13,981

Common Stock awards issued	10					0

Common Stock repurchased and retired	(5)		(19)			(19)

Stock based compensation expense			52			52

Dividend payment					(91)	(91)

Net Income					946	946
Balance, July 31, 2010	3,576	$36	$29,138	$-	$(14,305)	$14,869

Stock based compensation expense	13		130			130

Common Stock repurchased and retired	(94)	(1)	(420)			(421)

Private placement - Brokers	151	1	604	(605)		0

Payments on Broker notes receivables				20		20

Dividend payment					(541)	(541)

Net Income					701	701
Balance, July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701	$946
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	588	644
Loss on disposal of equipment	2	3
Share-based compensation	130	52
Increase (decrease) in allowance for uncollectible receivables	5	(2)
Decrease in deferred income taxes	538	519
Gain on Sale - Media Credits	(34)	-
Gain on Sale - Membership lists	(68)	-
Franchise fee revenue financed with note receivable	(20)	-
Loss on Note - Seattle	-	255
Gain on Sale - SF Office	-	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	87	24
Prepaid expenses and Media credits	154	129
Loans and advances	45	-
Other assets	60	(24)
Accounts and other expenses payable	(48)	26
Commissions payable to brokers	8	(30)
Accrued commissions to brokers	(4)	(39)
Accrued expenses	(160)	184
Deferred revenue and other long-term liabilites	(265)	(81)
Long-term liabilities	(3)	-
Advance payments	(32)	29
Net cash provided by operating activities	1,684	2,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(72)	-
Membership list purchase and Non-compete and accounts receivable purchase	(400)	-
Sale of business	-	50
Payments received from notes receivable - corporate office sales	138	195
Payments received from loans	-	20
Advances on loans	(168)	(12)
Purchase of property and equipment	(23)	(67)
Net cash provided by (used in) investing activities	(525)	186

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Private placement	20	-
Cash dividend paid to Common Stockholders	(541)	(91)
Reacquired shares from non-affiliated parties	(421)	(19)
Net cash used in financing activities	(942)	(110)

Net increase in cash and cash equivalents	217	2,612
Cash and cash equivalents at beginning of period	5,169	2,557
Cash and cash equivalents at end of period	$5,386	$5,169

Supplemental cash flow information:
Cash paid for taxes	54	51

Non-cash activities:
Notes for stock issuances	$605	$-
Notes for member lists	$170	$-
Notes for media sale	$86	$-
San Francisco office note receivable	$-	$175
Cash credits on AR balances transferred in San Francisco office sale	-	14
Reduction of goodwill related to the San Francisco office sale	-	36
Reduction of intangibles related to the San Francisco office sale	-	76

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through our independent licensed broker and franchise network, corporate and corporate-owned offices (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.  A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes.  Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes.  Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable and notes receivable
•	any impairment of long-lived assets
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets and goodwill
•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein
•	stock based payments

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

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired for any business combinations occurring prior to August 1, 2009. Subsequent to August 1, 2009, all costs to acquire a business are expensed.

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

Concentrations of Credit Risk

At July 31, 2011, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada.  The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.  However, our cash balances have exceeded these insurable limits periodically throughout 2011 and 2010.  At July 31, 2011 such balances exceeded these limits by $4,153.

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements. The Company recorded the portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance as a long term asset. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations.   The Company recognized $63 and $106 expense on sale of advertising credits in the years ended 2011 and 2010, respectively. Additionally the Company used approximately $105 and $102 of advertising credits for its own advertising needs in the years ended 2011 and 2010, respectively.

Loans and Advances

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically three operating cycles.  The aggregate total owed to us on July 31, 2011 is $10.  Interest rates range from 13% - 15% charged on the outstanding balances. The maximum individual balance owed is $1.  Payoff dates for the loans are scheduled within one year.

Property and Equipment

We report property and equipment at cost less accumulated depreciation recorded on a straight-line basis over useful lives ranging from three to seven years.  Included in property and equipment are additions and improvements that add to productive capacity or extend useful life of the assets.  Property and equipment also includes internally developed software (refer to “Software for Internal Use”).  When we sell or retire property or equipment, we remove the cost and related accumulated depreciation from the balance sheet and record the resulting gain or loss in the income statement.  We record an expense for the costs of repair and maintenance as incurred.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2011 and we did not identify any impairment.

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

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees.  We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later.  Commissions payable to brokers on our balance sheet as of July 31, 2011 represents commissions payable from the operating cycle ending July 28, 2011.  In 2010, the closest operating cycle ended July 29, 2010.  Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of the acquisition of BXI.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two Web services agreements. These agreements provided for a one-time platform subscription fee payable to Itex upon signing of the contract. We amortized the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. The primary Web services contract signed in 2009 has been terminated by the client in 2011 and we amortized the remaining unamortized balance upon cancellation. As of July 31, 2011 and 2010 we have $47 and $56 of annual dues deferred revenue and have $0 and $263 of deferred revenue derived from Web services reflected on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed.  We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet.  The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2011 due to the short-term nature of these instruments.  All of these instruments have terms of less than one year.  For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities.  There are no quoted market prices for the debt or similar debt; though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments.  We have no debt outstanding as of July 31, 2011 and 2010.

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

Our largest sources of revenue are transaction fees and association fees.  We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements.  We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction.  Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees.  The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”).   We bill members for all fees at the end of each operating cycle.  We track all financial activity in our internally developed database.  Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check.  In the years ended July 31, 2011 and 2010, members made approximately 92% and 91%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”).  If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle.  If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle.  Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually).  Transaction and association fees composed 92% of our total revenue in both 2011 and 2010.

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

On February 28, 2011, the agreement with the Company’s principal web services client, entered into in February 2009, was terminated.  The web services contract had been responsible for generating approximately 5% of the Company’s total revenues for both the year ended July 31, 2011 and 2010.

Web services contracts included multiple deliverable components. The Company recognized revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognized revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services have been rendered.

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

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that we recognize revenues, expenses, assets, and liabilities for all transactions in which we either receive or spend ITEX dollars using the ratio of one USD per ITEX dollar.  For this reason, we track our ITEX dollar activity in statements to members and brokers and in other ways necessary for the operation of the Marketplace and our overall business.

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $105 and $102 for the years ending July 31, 2011 and 2010, respectively.

Share-based Payments

The Company accounts for share-based compensation to its employees, contractors and directors and measures the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant.

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of July 31, 2011, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock. The Company had 1,721 unvested restricted stock units that were dilutive as of July 31, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued provisions concerning improving disclosures about fair value measurements. This guidance  requires additional disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy and disclosure of activities, on a gross basis, including purchases, sales, issuances, and settlements in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. This standard also clarifies existing disclosures requirements on levels of disaggregation by asset type and disclosures about inputs and valuation techniques. The Company will adopt this guidance as it becomes effective.

Effective September 2011, the FASB issued guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company will adopt this guidance in the period after December 15, 2011.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets.  Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary.  The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance.  The difference between our operating cycle ending date and the reporting date for July 31, 2011 was three business days as our cycle end date was on July 28, 2011.  In 2010, our operating cycle ending date was July 29, 2010 or two business days different than the accounting cycle end date of July 31, 2010.

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

NOTE 4 – NOTES RECEIVABLE – CORPORATE-OWNED OFFICE SALES

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers.

During 2011 we sold a number of membership lists primarily related to the sale of new broker offices. As part of these member list sales and new broker offices, new notes receivables were originated in the amount of $444.

In January of 2010, we had a default on a note originating from the November 2003 sale of the Seattle corporate-owned office to a broker. The original amount of the note was $450. At the time of default the principal balance on the note was $255. We exercised our step-in rights and are currently managing the Seattle office as a corporate-owned office

The aggregate total owed to us on July 31, 2011 is $909.  Individual balances owed range from $8 to $203.  Payoff dates for the loans are scheduled between 2012 and 2018.

Original Principal Balance on Notes	Principal Additions in 2011	Balance Receivable at July 31, 2011	Current Portion	Long-Term Portion
$1,394	$444	$909	$180	$729

The activity for Notes receivables was as follows:

Balance at July 31, 2009	$866
Principal additions	189
Defaults on notes	(255)
Interest income at stated rates	45
Imputed interest income	-
Payments received	(240)
Balance at July 31, 2010	$605
Principal additions	444
Interest income at stated rates	45
Imputed interest income	-
Payments received	(185)
Balance at July 31, 2011	$909

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2011
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$285	$(215)	$70
Software	3 years	86	(78)	8
Equipment	7 years	69	(58)	11
Furniture	7 years	65	(65)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$557	$(468)	$89

	July 31, 2010
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$284	$(151)	$133
Software	3 years	86	(68)	18
Equipment	7 years	62	(56)	6
Furniture	7 years	65	(53)	12
Leasehold Improvements	3.3 years	52	(52)	-
		$549	$(380)	$169

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives.  Depreciation expense for property and equipment was $102 and $130 for the years ending July 31, 2011 and 2010, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease.  Amortization expense for leasehold improvements was $0 and $12 for the years ending July 31, 2011 and 2010, respectively.

NOTE 6 – INTANGIBLE ASSETS

On October 2010, we purchased a membership list from a third-party in the amount of $72. This membership list will be amortized over a 60 month period.

On May 1, 2011, we acquired certain assets of a commercial trade exchange network from an Oregon corporation for a cash payment of $400. Included in the assets was a non-compete agreement, accounts receivable and a membership list of approximately 1,500 member businesses, concentrated primarily in the states of Washington, Oregon, Utah and Georgia. We added new brokers to service these acquired accounts and established a corporate-owned office in Milwaukie, Oregon,

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2009	$1,511	$43	$18	$1,572

Amount allocated to sale of San Francisco Corporate owned office	(76)			(76)
Amortization	(473)	(27)	(2)	(502)
Balance as of July 31, 2010	$962	$16	$16	$994

Purchase of membership list	72			72
Trade exchange purchase	257	25		282
Amount allocated to sale of Cleveland based Member list	(6)			(6)
Amortization	(467)	(18)	(2)	(487)
Balance as of July 31, 2011	$818	$23	$14	$855

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

On October 2009 and May 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition. As part of the sales, ITEX allocated a pro rata portion of the membership list to the sale in the amount of $76 and $6, respectively. The pro rata percentage amount of unamortized membership list was calculated using the amount of the sold corporate-owned office member transaction volume over the total transaction volume of the retained members acquired in the original purchase transaction.

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Non-Compete Agreement Amortization	Trade Name Amortization	Total Amortization

2012	271	8	2	281
2013	271	8	2	281
2014	99	7	2	108
2015	63		2	65
2016	63		2	65
Thereafter	51	-	4	55
Total	$818	$23	$14	$855

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $3,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2011. The interest rate of the facility is one-month LIBOR + 2% and the annual committment fee for the current line of credit was $4. The Company anticipates renewing the line of credit at the same level for another year. The line of credit facility was originally established on December 2, 2004.   There were no borrowings made under this line of credit in the years ended July 31, 2011 and 2010 and there was no outstanding balance as of July 31, 2011 and 2010.  The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington and branch offices in Chicago, Illinois and Milwaukie, Oregon. These leases expire between October 31, 2011 and April 2015.

 As of July 31, 2011, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Milwaukie, OR
Expiration date:	April 30, 2015	November 30, 2011	October 31, 2012

Lease commitments for the year ending July 31,

2012	159	28	5	192
2013	163	-	1	164
2014	166	-	-	166
2015	127	-	-	127
Total	$615	$28	$6	$649

The lease expense for our executive office space and corporate-owned offices for the years ended July 31, 2011 and 2010 was $301 and $299, respectively.

We have not leased any equipment in 2011 or 2010.

We have purchase commitments for telecommunications and data communications.  As of July 31, 2011, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2012	$39
2013	12
Total	$51

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on both operating and net income. During 2011 we purchased $7 in fixed assets that are being depreciated over a 5 year period. We recorded $224 and $139 as ITEX dollar revenue for the years ended July 31, 2011 and 2010, respectively.

The corresponding ITEX dollar expenses in the year ending July 31, 2011 were for equipment, legal fees, printing, outside services and miscellaneous expenses.  We will continue to utilize ITEX dollars for our corporate purposes in future periods.

During 2011, the company purchased two assets for $6 that were capitalized and will be depreciated over 5 years, therefore the revenue and expense related to ITEX dollar activities will not match during the depreciable period.  In the year of asset acquisition 2011, we will reflect $6 in net income and in the future depreciable years, we will reflect a loss of $1. At the end of the five-year depreciable period the net effect will be $0 on net income.

We include these ITEX dollar activities on our Consolidated Statements of Income.  The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2011 and 2010 (in thousands):

	Year ended July 31,
	2011	2010
Revenue:
Marketplace and other revenue	$224	$139

Costs and expenses:

Corporate salaries, wages and employee benefits	-	1
Selling, general and administrative	217	138
Depreciation	1

	218	139

Income from operations	$6	$-

NOTE 10 — ACQUISITIONS

Membership lists

On October 29, 2010, ITEX acquired a membership list which has an expected life of six years.  The total consideration consisted of $72 in cash.

The following table summarizes the estimated fair value of the asset acquired in this asset purchase (in thousands):

Purchase Price Consideration
Cash paid to Seller	$72
Total consideration paid	$72

Fair Value of the Net Asset Acquired
Membership list	72
Net asset acquired	$72

On May 1, 2011, ITEX acquired certain assets of a barter exchange located in Oregon.  The total consideration consisted of $400 in cash.

The following table summarizes the estimated fair value of the assets acquired in this asset purchase (in thousands):

Purchase Price Consideration
Cash paid to Seller	$400
Total consideration paid	$400

Fair Value of the Net Assets Acquired
Accounts receivable	38
Membership list	337
Noncompetition agreement	25
Net assets acquired	$400

The expected lives of the membership list and noncompetition agreement are six years and three years, respectively.  During the period of May 1, 2011 to July 31, 2011, ITEX sold $80 of the acquired member lists to new and existing brokers. The membership value sold reduced the amount of membership list on the balance sheet from $337 to $257 as of July 31, 2011.

At closing, ITEX paid the Seller $300 in cash towards purchase price as well as placing $100 into an escrow account which will be released from escrow after one year from the Closing Date , unless claims exist for which ITEX is entitled to indemnification under the Asset Purchase Agreement.

NOTE 11 — LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003).  On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing.  In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon.  Our motion to dismiss was granted on December 12, 2005.  In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation,  Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees.  In January 2011, we filed a motion for summary judgment on plaintiffs’ claims.  In March, the Court granted ITEX’s motion for summary judgment. Plaintiffs have stated their intent to appeal.

On September 7, 2011, a lawsuit was filed by one of the Company’s shareholders against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3).  The complaint generally alleges breaches of fiduciary duties by the Company’s directors (as well as abuse of control, gross mismanagement, corporate waste, and unjust enrichment) in connection with the adoption of a Shareholders Rights Plan on March 11, 2011, the amendment of the Company’s Equity Incentive Plan on February 14, 2011 and award of restricted stock grants under the plan in March 2011, a private placement of common stock to franchisees in March 2011 and our stock repurchase program.

We have not established any reserves for any potential liability relating to the foregoing litigation matters as losses have not been determined to be probable or estimable.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  Although management currently believes resolving the foregoing proceedings will not have a material adverse impact on our financial statements, management’s view of these matters may change in the future.  A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

From time to time we are subject to a variety of claims and litigation incurred in the ordinary course of business.  In our opinion, the outcome of other pending legal proceedings, individually or in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

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

In March 2011, the Company issued 197 restricted shares to 13 of the Company’s employees, valued at the grant date stock price of $4.25 per share, with a vesting period of 5 years from the date of grant. The fair value of these shares as of the grant date was $837, or $167 per year.  The grant is to be amortized to compensation expense over the respective requisite service period of 5 years.

In March 2011, the Company issued 190 restricted shares to the Company’s CEO, valued at the grant date stock price of $4.25 per share, with a vesting period of 11.5 years from the date of grant. The fair value of these shares as of the grant date was $808, or $70 per year.  The grant first vests 19 shares in October 2013 and then another 19 shares vest annually in October of each subsequent year. The grant is to be amortized to compensation expense over the respective requisite service period of 11.5 years.

In March 2011, the Company issued 5 restricted shares to a consultant who is also a member of the Board of Directors, valued at the grant date stock price of $4.25 per share, with a vesting period of one year from the date of grant. The fair value of these shares as of the grant date was $21.  The grant is to be amortized to compensation expense over the respective requisite service period of 1 year.

In October 2009, the Company issued 39 restricted shares to the Company’s CEO, valued at the grant date stock price of $3.40 per share, with a vesting period of 3 years from the date of grant. The fair value of these shares as of the grant date was $133, or $44 per year. The grant is to be amortized to compensation expense over the respective requisite service period of three years.

In December 2008, 18 shares of restricted common stock, valued at the grant date stock price of $2.13, were issued to the Company’s three directors as compensation for their services for the calendar year ending December, 31, 2009. Those shares vested over the calendar year ending December 31, 2009 in twelve equal monthly installments. The fair value of these shares as of the grant date was $38.

Eight shares remained available for future grants under the 2004 Plan for the period ended July 31, 2011.

We account for share-based compensation in accordance with the related guidance.  Under the fair value recognition provisions, we estimate share-based compensation cost at the grant date based on the fair value of the award.  We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation including warrants issued to a non-employee:

	Year ended July 31,
	2011	2010

Employee Compensation	$123	$36
Board Compensation	-	16
Consultant Compensation	7	-
Totals	$130	$52

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Available	Shares Granted	Options Granted

Balance, July 31, 2009	39	361	-

Granted	(39)	39	-
Forfeited			-

Balance, July 31, 2010	-	400	-

Additional authorized shares	400
Granted	(392)	392	-
Forfeited			-

Balance, July 31, 2011	8	792	-

Vesting as of July 31, 2011:
Shares Vested		384	-
Shares Unvested		408	-
Balance at July 31, 2011		792	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2011	2010

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$123	$36
Selling, general and administrative	7	16

Total stock-based compensation expense	$130	$52

At July 31, 2011, 408 shares of common stock granted under the 2004 Plan remained unvested. At July 31, 2011, the Company had $1,632 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 11 years.

The following is a summary of the warrants outstanding at July 31, 2011:

	Number of Warrants	Exercise Price	Year of Expiration

Warrants	20	$4.75	2015

NOTE 13 - STOCKHOLDERS’ EQUITY

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the ITEX Broker Network.  The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. The notes are secured by broker commissions. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note.  The Company has recorded these notes receivable as contra-equity in the accompanying financial statements.  Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX.

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

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No shares were issued or outstanding as of July 31, 2011 or 2010.

In addition to our common stock activity described in Note 12 – Share-Based Payments, to reduce the number of shares of our common stock outstanding, we repurchased a total of 94 and 5 shares of ITEX common stock for $421 and $19 in 2011 and 2010, respectively.

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

On July 31, 2011, we had NOLs of approximately $12,913 available to offset future taxable income.  These are composed of approximately $11,008 from ITEX operating losses and approximately $1,905 from BXI operating losses.  The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income.  We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  During the fourth quarter of 2011, we performed an assessment of our available NOLs. As part of that assessment for the year ended July 31, 2011, we concluded that the portion of our income that will be apportioned to the state of California in future years will not be as large as previously expected.  As a result, we believe that we will not be able to utilize a portion of the California NOL.  Accordingly, we have taken a $152 valuation allowance during the year ended July 31, 2011 against this NOL.  We determined that there is no allowance required on our Federal NOL. As of July 31, 2011 and 2010, we have a $152 and $0 valuation allowance on state of California NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2011.  The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2011	2010

Pre-tax financial income	$1,252	$1,557
Federal tax expense computed at the statutory rate of 34%	427	529
State tax expense	26	18
State FIN 48 adjustment	(52)	43
Change in valuation allowance	152	-
Permanent and other differences	(2)	21

Net tax expense	$551	$611

Our income tax expense is composed of the following:

	Year Ended July 31,
	2011	2010

Deferred tax expense	$538	$519
Current federal tax expense	18	49
Current state tax expense/ (benefit)	(5)	43
Income tax expense	$551	$611

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2011 and 2010 are presented below:

	July 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$4,582	$5,026
Goodwill and other intangibles	218	327
Membership lists	184	53
Non-compete covenants	79	79
Reserve for uncollectible receivables	127	135
Federal tax credits	162	145
Other temporary differences	280	253
	5,632	6,018
Less: Valuation allowance	(152)	-

Net deferred tax asset	$5,480	$6,018

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	$820	$1,033
Valuation allowance	(22)	-
Current deferred tax liability	-	(15)

Net current deferred tax asset	$798	$1,018

Non-Current Deferred Tax Assets
Non-current deferred tax asset	$4,812	$5,085
Valuation allowance	(130)	-
Non-current deferred tax liability	-	(85)

Net non-current deferred tax asset	$4,682	$5,000

ITEX Federal NOLs of approximately $12,913 expire, if unused, from 2019 to 2023.  BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2024 and are subject to an annual limitation of approximately $172.  This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI.  Additionally, ITEX has state NOLs for California totaling approximately $4,111 which, if unused, expire from 2013 to 2017.  Note that the state of California has placed a temporary suspension on usage of NOL’s for tax years 2010 and 2011 which has resulted in an increase in our currently payable state tax liability of $13 and extended the original expiration dates of certain California NOLs by a two-year period.

The Company has AMT credits of $158 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $204 as follows:

2010

Balance at July 31, 2010	$279

Increases as a result of tax positions taken in the current year	$13
Increases as a result of tax positions taken in prior years	4

Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(92)

Balance at July 31, 2011	$204

We file income tax returns in the United States as well as various United States state jurisdictions.  The tax years that remain subject to examination are 2008 through 2011 in the United States.  We also have available NOLs dating from 1998 which, when used, could be subject to examination by taxing authorities.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2011, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $204 included $54 for interest and penalties associated with unrecognized tax benefits.

NOTE 15 – 401(k) SAVINGS PLAN

Effective January 1, 2006, we established a 401(k) plan offered to all of our full-time employees.  Eligible employees may contribute, through payroll deductions, up to the statutory limits.  The company matched each dollar a participant contributed with a maximum contribution of six percent (6.0%) of a participant’s eligible compensation, until December 31, 2009 when the matching component was terminated by the Company.  We contributed approximately $0 and $21 to the plan during 2011 and 2010, respectively.

NOTE 16 – GOODWILL

In October 2009 and May 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition that created the majority of the goodwill recorded on our books. As part of the October 2009 and May 2011 sales, ITEX allocated a pro rata portion of goodwill to the sales in the amount of $16 and $36, respectively. The pro rata percentage amount for goodwill was calculated using the relative enterprise value of the member lists sold to the estimated enterprise value of the entire ITEX membership list based network.

Changes to goodwill were as follows:

	Year Ended July 31,
	2011	2010
Beginning balance	$3,282	$3,318
Sale of SF Corporate owned office in Q1 2010	-	(36)
Sale of Cleveland based member list Q4 2011	(16)	-
Ending balance	$3,266	$3,282

NOTE 17 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$4,112	$4,417	$3,960	$3,935	$16,424
Operating costs and expenses	3,820	4,182	3,572	3,747	15,321
Operating income	292	235	388	188	1,103
Other income - net	44	10	13	82	149
Income before taxes	336	245	401	270	1,252
Income tax expense	133	94	162	162	551
Net income	$203	$151	$239	$108	$701

Net income per common share
Basic	$0.06	$0.04	$0.07	$0.03	$0.19
Diluted	$0.06	$0.04	$0.07	$0.03	$0.19

Weighted Average Shares outstanding:
2011 basic	3,578	3,581	3,611	3,646	3,604
2011 diluted	3,587	3,588	3,634	3,653	3,648

Year ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,924	$4,537	$4,158	$4,306	$16,925
Operating costs and expenses	3,584	4,011	3,737	3,919	15,251
Operating income	340	526	421	387	1,674
Other income - net	110	(247)	10	10	(117)
Income before taxes	450	279	431	397	1,557
Income tax expense	173	107	162	169	611
Net income	$277	$172	$269	$228	$946

Net income per common share
Basic	$0.08	$0.05	$0.08	$0.06	$0.26
Diluted	$0.08	$0.05	$0.08	$0.06	$0.26

Weighted Average Shares outstanding:
2010 basic	3,571	3,575	3,575	3,575	3,572
2010 diluted	3,571	3,578	3,581	3,583	3,577

NOTE 18 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services.  In aggregate, related party transactions did not exceed $120 during either of the fiscal years ended July 31, 2011 or 2010.

NOTE 19 – SUBSEQUENT EVENTS

On September 1, 2011, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.04 per share, payable on September 20, 2011 to stockholders of record as of the close of business on September 9, 2011.

In September 2011, the Company received a secured promissory note in the amount of $175 from an existing broker in conjunction with a member list purchase. The terms of the note are for a period of four years at an interest rate of 6% per annum.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework.  Based on its assessment, management concluded that  the Company’s internal control over financial reporting was effective as of July 31, 2011.

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

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.            OTHER INFORMATION

Not applicable.

PART III

The information included in Part III is reflected in USD and units, whereas the information in the balance of the document is in ‘000’s for both units and USD.

Item 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about our directors as of October 3, 2011:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History	Director Since

Steven White	53	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors of ITEX Corporation (2003-present); President Lakemont Capital (2002-2003); Sr. Vice President of Network Commerce (2000-2001); Chief Executive Officer and Founder of Ubarter.com (1996-2000); President and Founder of Cascade Trade Association (1983-1996)	2003

Eric Best	42	Director of ITEX Corporation (2003-present); Chief Executive Officer of Mercent Corporation (2005-present); Chief Executive Officer of Emercis (1998-2000); Chief Executive Officer of MindCorps (1996-1999); Co-Founder at Impresys (2009 – present); Chairman of the Board of Directors of Morse Best Innovation (2000-present). Member of Seattle Pacific University Entrepreneurial Studies Council	2003

John A. Wade, CPA	49	Director, Secretary and Treasurer of ITEX Corporation (2003-present); Principal of Wade Consulting (2007-present); Chief Financial Officer of Aptimus, Inc. (1998-2007); Chief Financial Officer and Chief Operating Officer of Buzz Oates Enterprises (1994-1998)	2003

Director Qualifications and Skills

Set out below are the specific experience, qualifications, attributes and skills of each of our directors which led the Board to the conclusion that each individual should be nominated as a director of the Company.

Steven White has more than 27 years of entrepreneurial and executive and board-level experience in the barter industry, including principal executive officer positions, in addition to ITEX Corporation, at Ubarter.com and Cascade Trade Association.   This extensive experience allows Mr. White to bring to the Board a deep insight into the operations, challenges and issues facing the Company and the barter industry in general.

 Mr. White has served as the Chief Executive Officer of ITEX since the fourth quarter of fiscal 2003.  Since that time ITEX has: (1) achieved eight consecutive years of profitable operations (fiscal 2004 through 2011); (2) increased revenue by 60%; (3) increased annual operational cash flow from a net loss in 2003 to $1.7 million in 2011; (4) increased stockholder equity from a negative ($481,000) in 2003 to $14.8 million in 2011; (5) increased cash from $104,000 at July 31, 2003, to $5.386 million at July 31, 2011; and (6) returned $2.23 million to shareholders in the form of share buybacks and dividends.

From 1996 to 2000, Mr. White was the President and Chief Executive Officer of Ubarter.com, a web-based cashless trading community originally founded by Mr. White in 1983 as Cascade Trade Association, during which time he supervised and managed the affairs of a public company.  In June 2000, Mr. White directed the sale of Ubarter.com to Network Commerce, an Internet-based technology infrastructure and services company.

Eric Best has more than 16 years of entrepreneurial, executive, finance and board-level experience in the technology sector.  Mr. Best’s technology experience includes founding MindCorps, an e-commerce systems integrator acquired by Amazon.com in 1999, and Emercis, an e-commerce tools provider acquired by Impressa in 2000.  Mr. Best founded and is currently CEO of Mercent Corporation, a profitable software-as-a-service venture backed by institutional investment from Madrona Venture Group, The Hillman Company, and TVC Capital that enables retailers to sell through online merchandising channels.  Mr. Best also was founder and Chairman of Seattle-based Morse Best Innovation, a technical marketing agency serving clients such as Microsoft, Lexmark, and WRQ, which was sold in 2010.  He also co-founded Impresys, a software product company that helps customers create more effective software marketing programs, presentations, and online tutorials.  At Amazon.com, he helped manage the company’s major business partnerships and open technology platform initiatives.  This experience allows Mr. Best to bring to the Board substantial knowledge of the technology sector and meaningful insight into the branding, commercialization, software development, financial and capital-related issues technology companies face.  He is a graduate of Seattle Pacific University and a member of the SPU Entrepreneurial Studies Council and Society of Fellows.

John A. Wade served as Chief Financial Officer of Aptimus, Inc. (NASDAQ:APTM), a public online direct marketing company, from 1998 to 2007, while that company was involved in strategic and financing transactions.  Prior to joining Aptimus, Mr. Wade served as CFO and COO for Buzz Oates Enterprises, a real estate development company.  Mr. Wade is currently a Principal at Wade Consulting. Mr. Wade has a Bachelor of Science degree in business administration with a concentration in accounting from the San Diego State University School of Business and has been a CPA since 1987.  Mr. Wade has more than 28 years of financial and accounting expertise, including developing disclosure and internal controls for public corporations. This experience allows Mr. Wade to bring to the Board substantial financial and accounting knowledge, process controls, and valuable insights as it reviews its strategic alternatives.

We believe that each of our nominees has professional experience in areas relevant to our strategy and operations.  Each of our Directors served in key management positions in a range of companies, including businesses through which they have developed, as a group, expertise and experience in core business skills such as strategy and business development, innovation, operations, brand management, finance, compensation and leadership development, and compliance and risk management.  We also believe each of our nominees has other attributes necessary to create an effective board: the willingness to engage management and each other in a constructive and collaborative fashion; high personal and professional ethics, integrity and values; good judgment; analytical minds; the willingness to offer a diverse perspective; the ability to devote significant time to serve on our Board and its committees; and a commitment to representing the long-term interests of all our stockholders.  Although currently fixed at three members, we believe as a collective our Board has a broad set of competencies and experiences making it well suited to further the interests of ITEX, its stockholders and other stakeholders.

Executive Officer

Steven White has served as Chief Executive Officer and Interim Chief Financial Officer of the Company since June 2003.  See background information above for Mr. White under the heading “Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent of our common stock, including members of any 13(d) group, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater-than-ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates.  Based solely on our review of such forms in our possession and on written representations from reporting persons, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners except that the Pagidipati Family Partnership (a member of the Polonitza 13(d) group) was late filing two Forms 4, one with respect to a March 2011 purchase transaction which was subsequently reported on a Form 4 filed in March 2011, and one with respect to a July 2011 purchase transaction which was subsequently reported on a Form 4 filed in September 2011.

Code of Ethics

We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics that applies to our executive officers, including financial officers, and other finance organization employees.  The Code of Ethics is publicly available on our website at www.itex.com under the Investor Relations tab.  If we make any substantive amendments to the Code of Ethics or grant any waiver, from a provision of the code to our executive officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Audit Committee Information

The Audit Committee of our Board of Directors currently consists of Messrs. Wade and Best.  The Board has determined that John Wade is an “audit committee financial expert” as defined by Securities and Exchange Commission rules.  Mr. Wade serves as Chairman of the Audit Committee.

Item 11.             EXECUTIVE COMPENSATION

Summary Compensation Table*

The following table provides summary information about compensation received by our Chief Executive Officer (the “named executive officer”) for the fiscal years ended July 31, 2011 and July 31, -2010.

Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compen- sation (2)	Total

Steven White, CEO and	2011	$250,000	$807,500	$10,980	$1,068,4800
Interim CFO	2010	$235,577	$132,600	$59,916	$428,093

(*)	Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officer were omitted.

(1)
The amount represents the grant date fair value of stock awards, computed in accordance with FASB ASC 718.  The value is based on the closing price of the Company’s common stock on the date of grant. Stock awards for Mr. White in 2011 reflect a restricted stock grant of 190,000 shares granted on March 30, 2011. The award vests over an 11.5 year period, for a value of $70,217 per year.  Stock awards for Mr. White in 2010 reflect a restricted stock grant of 39,000 shares granted on October 8, 2009.  The award vests equally over a 36-month period.

(2)
The 2011 amount includes $10,980 of dividends paid on unvested restricted stock. The 2010 amount includes a “tax gross-up” amount of $57,247 paid as reimbursement for taxes on income realized in connection with the grant of stock awards, $650 of dividends paid on unvested restricted stock, and $2,019 for 401(k) matching contributions.  No “tax gross-up” amounts were paid in 2011.

The above named executive officer did not receive stock option awards during fiscal years 2011 and 2010.  Executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.  Until December 31, 2009, employees were eligible to receive matching 401(k) employer contributions of up to 6.0% of their eligible compensation.    The Company reimburses executive officers for all reasonable business expenses incurred by the officer in connection with the performance of the officer’s duties.

Narrative to Summary Compensation Table

We have a 2004 equity incentive plan ( the “2004 Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.  On October 8, 2009, we issued 39,000 shares of restricted common stock with a grant date fair value of $132,600 to Mr. White as equity incentive grants under the 2004 Plan.  The shares vest over a three-year period, with one thirty sixth (1/36) of the granted shares vesting each month.

On February 14, 2011, the Board of Directors increased the aggregate number of shares available for issuance under the 2004 Plan by 400,000 shares.  On March 30, 2011, the Company issued 392,000 restricted shares as equity incentive grants to 15 eligible recipients under the Plan, valued at the grant date stock price of $4.25 per share.  These shares include 190,000 shares of restricted common stock issued to Mr. White with a grant date fair value of $807,500.  Grants to employees have a service-based vesting period of five years from the date of grant, except that Mr. White’s shares vest over an 11.5 year period, with 19,000 shares first vesting in October 2013, and thereafter 19,000 shares vesting annually in October of each subsequent year.

Employment and Change-in-Control Agreements. Our named executive officer is employed at will and does not have an employment agreement.  Our Compensation Committee believes that employment agreements generally encourage a short-term rather than long-term focus, provide inappropriate security to the executives and undermine the team spirit of the organization.  The terms of our restricted stock awards to the named executive officer provide that each share of restricted stock issued under the 2004 Plan will immediately vest in the event that we are acquired by merger or asset sale, or in the event there is a change in control or ownership of ITEX.

On February 28, 2008, we entered into a Change of Control Agreement with Mr. White.  The Change in Control Agreement defines the benefits Mr. White would receive in connection with a “change of control,” (as defined below), or change in control events coupled with the loss of his employment.  Upon a change of control Mr. White would receive a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation. In the event of a change of control, as of July 31, 2011, this payment would be $250,000, plus additional costs and accounting charges totaling approximately $85,244, plus immediate vesting of all equity-based compensation valued at $ 822,150 as of July 31, 2011 (See table below entitled “Outstanding Equity Awards at Fiscal Year End”).  Upon termination of his employment as CEO either by the Company without “cause,” or by Mr. White for “good reason” (as defined below) after a change in control occurs, Mr. White would receive a severance payment equal to two times his base salary, or an additional payment of $500,000 as of July 31, 2011 if Mr. White were terminated as CEO .  He would also receive a continuation of health and insurance benefits if the severance payment is made over a severance period rather than as a lump sum payment, which as of July 31, 2011 would add additional costs totaling approximately $20,330.  The severance payment may be reduced if it would otherwise be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax.  Under the agreement, Mr. White is subject to certain non-competition and non-solicitation provisions for one year after termination, and payment of severance benefits is conditioned upon his execution of a release of claims in favor of the Company.

A “change in control” generally is defined as of any of the following events: the incumbent directors cease to constitute a majority of the members of the Board; the consummation of a consolidation or merger of ITEX with another business entity; any person becomes a beneficial owner, directly or indirectly, of 30 percent or more of the combined voting power of ITEX; the disposition of all or substantially all of the assets of ITEX: the closure and winding up of ITEX’s business and related affairs or the approval by stockholders of a plan of complete liquidation or dissolution of ITEX.  “Good reason” for termination by the executive of his employment generally means the occurrence (without the executive’s consent) of any one of the following acts: the assignment to Mr. White of diminished duties or responsibilities; a reduction in his annual base compensation; a failure of the board to nominate him as a director of the Company; the relocation of his principal place of employment to a location outside of a 25-mile radius; the failure by the Company to pay him any portion of his current compensation or provide him substantially similar benefits; or any purported termination of his employment without specified notice.

Personal Benefits.  ITEX seeks to maintain a corporate culture in which its officers are not entitled to operate under different standards than other employees.  We do not have programs for providing personal-benefit perquisites to officers, such as financial counseling, reserved parking spaces, athletic club memberships, company car, home security, permanent lodging or defraying the cost of personal entertainment or family travel.  ITEX’s health care and other employee-benefit programs are the same for all eligible employees, including its officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on unvested stock awards held by the named executive officers on July 31, 2011.

	Option Awards	Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven White, CEO	N/A	203,000	(1)	$822,150

(1)
Represents 13,000 shares of restricted common stock granted in 2009, which vest in thirty-six equal monthly installments over a three-year period, and 190,000 shares of restricted common stock granted in 2011, which vest over an 11.5 year period.

(2)	Market values have been calculated using a stock price of $4.05 (closing price of common stock on July 29, 2011, the last trading day of fiscal 2011).

Director Compensation Table*

The following table sets forth information concerning the compensation of the Company’s non-employee directors for fiscal 2011.

Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	All Other Compensation		Total

Eric Best	$30,000	$—	$—	$—		$30,000
John A. Wade	$30,000	$—	$—	$81,250	(1)	$111,250

(*)	Columns in the Director Compensation Table that were not relevant to the compensation paid to directors were omitted.

(1)	The amount includes consulting fees of $60,000 in cash and $21,250 in stock awards.

Narrative to Director Compensation Table

During fiscal 2011, non-employee directors each received an annual Board retainer of $30,000. No options or restricted stock awards were granted to non-employee directors for services as a director.  No additional payments were made for committee service.  No reimbursements were paid in fiscal 2011 for travel or other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees and Board-related activities.  John Wade was retained by the Company as a consultant to assist with internal audit matters, and was paid consulting fees of $60,000 in cash and $21,250 in stock awards in 2011.  Stock awards for Mr. Wade reflect a restricted stock grant of 5,000 shares on March 30, 2011, valued at the grant date stock price of $4.25 per share. The stock award vests over a one-year service period.  Steven White is an officer of the Company and did not receive separate compensation for services as a director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of September 30, 2011 of the Company’s common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director or director nominee of the Company, (c) each of the named executive officers, and (d) all directors and executive officers of the Company as a group.
Name and Address (1) Of Beneficial Owner	Shares (2) Beneficially Owned	Percent (3) of Voting Shares

Current Directors and Executive Officers:
Steven White (4)	577,684	15.8%
Eric Best	25,000	*
John Wade	57,000	1.6%

All current directors and executive officers as a group (3 persons)	659,684	18.1%

Other Beneficial Owners:
Western Sizzlin Corporation (5)	313,040	8.6%
The Polonitza Group (6)	208,687	5.7%

*	Less than one percent.

(1)	Except as noted below, the business address of the current directors and executive officers is c/o ITEX Corporation, 3326 – 160th Ave SE, Suite 100, Bellevue, WA 98008.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of September 30, 2011  are deemed outstanding.  These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.  To our knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Percentage of beneficial ownership is based upon 3,648,567 voting shares outstanding as of September 30, 2011.

(4)	Mr. White has 203,000 unvested restricted stock awards outstanding.

(5)	The address of Western Sizzlin Corporation is 416 South Jefferson Street, Suite 600, Roanoke, Virginia 24011.

(6)
The latest Schedule 13D filed by the beneficial owners indicated that 208,687 shares are held by David Polonitza, Richard and Greta Polonitza and Kirk Anderson (the “Polonitza Group”).  The address of Mr. David Polonitza is 54B Sandra Circle, Apt B1, Westfield, NJ 07090.

Securities authorized for issuance under equity compensation plans

The following table gives information about equity awards under the Company’s 2004 Equity Incentive Plan and individual equity arrangements as of July 31, 2011.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	―		―	0
Equity compensation plans not approved by security holders	20,000	(1)	$4.75	8,000	(2)
Total	20,000		―	8,000

(1)	Represents shares underlying a warrant issued to an investor relations consultant which expires March 1, 2015. There were no other outstanding options or warrants as of July 31, 2011.

(2)	Includes 20,000 shares underlying the warrant described in note (1) above, and 8,000 shares available for award purposes under the 2004 Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than compensation arising from the employment relationship or transactions involving our chief executive officer described above (See Item 11, “Executive Compensation”), ITEX and its subsidiaries had no transactions during our last fiscal year, nor are there any currently proposed transactions, in which ITEX or its subsidiaries was or is to be a participant, the amount involved exceeded $120,000, and any director or director nominee, executive officer, holder of more than 5% of our common stock or any of their immediate family members, or any promoter or control person, had a material direct or indirect interest.

Indemnification Agreements of Officers and Directors.  Our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Nevada law. Our directors and officers also may be indemnified against liability they may incur for serving in that capacity pursuant to a liability insurance policy maintained by ITEX for such purpose.  ITEX maintains directors’ and officers’ insurance to cover its directors and officers for specific liabilities, including coverage for public securities matters.  Further, ITEX has entered into separate indemnification agreements with its current executive officers and directors which include provisions providing for mandatory indemnification and for advancement of expenses by ITEX in the event of actions or proceedings against them.

Director Independence

The Board of Directors has determined that each member of the board of directors, other than Steven White who is an executive officer, is “independent” as defined by the NASDAQ Marketplace Rules.  The Board made such determinations based on the fact that neither of Messrs. Wade or Best have had, or currently have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.  In making the independence determination, the following relationships were considered: The CEO of ITEX formerly served as an uncompensated board member of MorseBest, a company formerly controlled by Mr. Best, but the CEO did not serve on that company’s compensation committee.  During fiscal 2010 and 2011, the Company retained Mr. Wade as a consultant to assist with internal audit matters, however payments for his services fall below the independence thresholds set forth in the NASDAQ Marketplace Rules.  Mr. Wade also serves as part-time Director of Finance for Mercent Corporation, a company of which Mr. Best is the Chairman and CEO.

The standing committees of the Board of Directors of the Company are the Audit Committee and the Compensation and Nominating Committee.  The Audit Committee consists of Messrs. Wade and Best.  Mr. Wade currently receives consulting fees for assisting with internal audit matters.  As a result, Mr. Wade does not meet the special standards of independent prescribed by the NASDAQ Marketplace Rules for audit committee members.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed or to be billed to ITEX for audit and other services rendered by Ehrhardt Keefe Steiner & Hottman PC for the audit of our annual financial statements for the years ended July 31, 2011 and 2010.

Year Ended July 31	2011	2010

Audit Fees(1)	$108,625	$107,500
Audit Related Fees(2)	5,174	9,030
Tax Fees(3)	—	—

Total	$113,799	$116,530

(1)	Audit Fees include our quarterly reviews and performance of our annual audit.

(2)
Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ITEX’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding proposed transactions and acquisitions.

(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by EKS&H for tax compliance, tax advice, and tax planning.

Pre-approval Policies and Procedures

In accordance with Audit Committee policy, the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has pre-approved all of the services provided by Ehrhardt Keefe Steiner & Hottman PC referred to above.  In some cases, the Audit Committee provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget.  In other cases, a designated member of the Audit Committee may have the delegated authority from the Audit Committee to pre-approve additional services, and then must communicate such pre-approvals to the full Audit Committee.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-18275	3.1	3/14/11
3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08
4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated March 11, 2011	8-K	000-18275	4.1	3/14/11
10.1	Form of Indemnification Agreement	10-KSB	000-18275	10.9	11/13/03
10.2	ITEX Corporation 2004 Equity Incentive Plan	8-K	000-18275	10.1	2/18/11
10.3	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	2/18/11
10.4	Form of Restricted Stock Agreement	8-K	000-18275	10.3	2/18/11
10.5	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09
10.6	Revolving Credit Agreement and Note, dated as of November 4, 2009	8-K	000-18275	10.1	11/12/09
10.7	Amendment to Loan Agreement and Note	8-K	000-18275	10.1	11/26/10
10.8	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08
10.9	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
23.1	Consent of Independent Registered Public Accounting Firm					✓
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 18, 2011	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

Date: October 18, 2011	By:	/s/ Steven White
Steven White, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 18, 2011	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 18, 2011	By:	/s/ John Wade
John Wade, Director

Date: October 18, 2011	By:	/s/ Eric Best
Eric Best, Director