Form 10-Q
period 2011-10-31
ITEX CORP
filed 2011-12-14
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q
Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011.

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
Yes ☐  No ☒

As of October 31, 2011, we had 3,633,276 shares of common stock outstanding.

ITEX CORPORATION
FORM 10-Q
For the Three-month Period Ended October 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	October 31, 2011	July 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$5,456	$5,386
Accounts receivable, net of allowance of $399 and $354	704	805
Prepaid expenses	115	131
Loans and advances	13	10
Prepaid advertising credits	57	60
Deferred tax asset, net of allowance of $22 and $22	798	798
Notes receivable - corporate office sales	253	180
Other current assets	11	6
Total current assets	7,407	7,376

Property and equipment, net of accumulated depreciation of $485 and $468	74	89
Goodwill	3,191	3,266
Deferred tax asset, net of allowance of $130 and $130, and net of current portion	4,589	4,681
Intangible assets, net of accumulated amortization of $2,762 and $2,691	711	855
Notes receivable - corporate office sales, net of current portion	836	729
Other long-term assets	19	25
Assets held for sale	149	-
Total assets	16,976	17,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	143	76
Commissions payable to brokers	303	669
Accrued commissions to brokers	984	785
Accrued expenses	583	545
Deferred revenue	36	47
Advance payments	126	133
Total current liabilities	2,175	2,255

Long-term liabilities:
Other long-term liabilities	9	8
Total Liabilities	2,184	2,263

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,633 shares and 3,646 shares issued and outstanding, respectively	36	36
Additional paid-in capital	28,902	28,867
Accumulated deficit	(14,146)	(14,145)
Total stockholders' equity	14,792	14,758

Total liabilities and stockholders’ equity	$16,976	$17,021

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)

	Three-months ended October 31,
	2011	2010
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,971	$4,112

Costs and expenses:
Cost of marketplace revenue	2,509	2,479
Corporate salaries, wages and employee benefits	469	463
Selling, general and administrative	664	724
Depreciation and amortization	88	154
	3,730	3,820

Income from operations	241	292

Other income/(expense):
Interest, net	20	10
Other income/(expense), net	-	34
	20	44

Income before income taxes	261	336

Income tax expense	101	133

Net income	$160	$203

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Weighted average shares outstanding
Basic	3,647	3,578
Diluted	3,648	3,587

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTHS ENDED OCTOBER 31, 2011
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

Common Stock repurchased and retired	(16)		(65)			(65)

Payments on Broker notes receivables				24		24

Stock based compensation expense	3		76			76

Dividend Payment					(161)	(161)

Net income					160	160

Balance at October 31, 2011	3,633	$36	$29,463	$(561)	$(14,146)	$14,792

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

(Unaudited)

	Three-months ended October 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160	$203
Items to reconcile to net cash provided by operations:
Depreciation and amortization	88	154
Stock based compensation	76	11
Increase (decrease) in allowance for uncollectible receivables	45	72
Change in deferred income taxes	91	119
Gain on sale	-	(35)
Loss on disposal of equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable, net	56	14
Prepaid expenses	16	16
Prepaid advertising credits	3	42
Loans and advances	(3)	17
Other assets		11
Accounts payable	66	80
Commissions payable to brokers	(366)	(345)
Accrued commissions to brokers	199	110
Accrued expenses	38	(53)
Deferred revenue	(11)	(33)
Long-term liabilities	1	1
Advance payments	(7)	(31)
Net cash provided by operating activities	452	354

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(175)	(72)
Purchase of property and equipment	(1)	(9)
Payments received from notes receivable	55	47
Advances on Loans	(59)	-

Net cash used in investing activities	(180)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	24	-
Repurchase of Common stock	(65)	-
Cash dividend paid to Common Shareholders	(161)	(90)
Net cash used in financing activities	(202)	(90)

Net increase in cash	70	230
Cash and cash equivalents at beginning of period	5,386	5,169
Cash and cash equivalents at end of period	$5,456	$5,399

Supplemental cash flow information:
Cash paid for taxes	$22	$-

Non-Cash activities:
Notes for media sale	$-	$86
Notes for member list	$175	$-

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(In thousands, except per share amounts)

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

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K.

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

Operating and Accounting Cycles

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011).  Our fiscal first quarter is from August 1, 2011 to October 31, 2011 (“three-months ended October 31”).  We report our results as of the last day of each calendar month (“accounting cycle”).

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars.  In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its marketing.   During the three-months ended October 31, 2011 and 2010, the Company recognized $3 and $26, expense on sale of advertising credits, respectively. Additionally the Company used approximately $0 and $20 of advertising credits in the three-months ending October 31, 2011 and 2010 respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2011 and we did not identify any impairment. The primary evaluation measures of operational cash flow since that last analysis have continued in this three-month period so we have not identified any indications of impairment as of October 31, 2011.

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

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of October 31, 2011, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company had 13 unvested restricted stock units that were dilutive and 392 restricted stock units that were anti-dilutive as of October 31, 2011.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-months ended October 31, 2011 and 2010 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2011	2010

Net income available for shareholders	$160	$203

Weighted avg. outstanding shares of common stock	3,647	3,578
Dilutive effect of restricted shares	1	9
Common stock and equivalents	3,648	3,587
Earnings per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Accounting for ITEX Dollar Activities

Primarily, we receive ITEX dollars from members’ transaction and association fees, but we also receive ITEX dollars, to a much lesser extent, from other member fees.  We expend ITEX dollars for revenue sharing transaction fees and association fees with our Broker Network, co-op advertising with Marketplace members and brokers; and for general Marketplace and corporate expenses.  Our policy is to record transactions at the fair value of products or services received when those values are readily determinable.

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

We expend ITEX dollars primarily on the following items:

•	Co-op advertising with Marketplace members and brokers;
•	Revenue sharing with brokers for transaction fees and association fees;
•	Incentives to brokers for registering new members in the Marketplace;
•	General Marketplace and corporate expenses.

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

Deferred Revenue

We bill annually for association dues to certain members.  We defer this revenue and recognize it over the annual period to which it applies.   During 2009, we signed two Web services agreements. These agreements provide for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. The primary Web services contract signed in 2009 has been terminated by the client in 2011 and we amortized the remaining unamortized balance upon cancellation. As of October 31, 2011 and July 31, 2011 we have $36 and $47 of annual dues deferred revenue and $0 and $0 of deferred revenue derived from Web services reflected on our balance sheet, respectively.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-months ended October 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – ITEX DOLLAR ACTIVITY

As discussed in Note 1, the Company receives ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees.  ITEX dollars earned from members are later used by the Company as a method of payment in revenue sharing and incentive arrangements with its Broker Network, co-op advertising with Marketplace members, as well as for certain general Marketplace and corporate expenses.

The Company records transactions at the fair value of products or services received when those values are readily determinable.  Most of ITEX dollar transactions during the periods presented in these financial statements lacked readily determinable fair values and were recorded at the cost basis of the ITEX dollars surrendered, determined to be zero.

During three-months ending October 31, 2011 and 2010, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting and marketing services with readily determinable fair market values.  Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended October 31,
	2011	2010
Revenue:
Marketplace and other revenue	$60	$73

Costs and expenses:
Cost of marketplace revenue	-	-
Corporate salaries, wages and employee benefits	-	-
Selling, general and administrative	60	73
Depreciation and amortization	-	-
	60	73

Income from operations	-	-

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

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations and membership list purchases completed in fiscal years from 2005 to 2011. Changes in the carrying amount of the intangible assets in the three-months ended October 31, 2011 are summarized as follows (in thousands):

	Membership Lists	Non-Compete Agreements	Trade Name	Total Intangible Assets
Balance as of July 31, 2011	$818	$23	$14	$855

Amortization	(68)	(2)	-	(70)
Balance as of October 31, 2011	$750	$21	$14	$785

Based on identified intangible assets recorded as of October 31, 2011 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership List Amortization	Noncompetition Agreement Amortization	Trade Name Amortization	Total Amortization

2012(1)	203	6	2	211
2013	271	8	2	281
2014	99	7	2	108
2015	63		2	65
Thereafter	114	-	6	120
Total	$750	$21	$14	$785

(1)	The expected amortization for 2012 reflects amortization expense that the Company anticipates to be recognized in the nine-month period from November 1, 2011 to July 31, 2012.

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

In October 2010, ITEX purchased a trade exchange membership list from a third-party in the amount of $72. This list will be amortized over a 60 month period.

On May 1, 2011, ITEX acquired certain assets of a commercial trade exchange network from an Oregon corporation for a cash payment of $400. Included in the assets was a non-compete agreement, accounts receivable and a membership list of approximately 1,500 member businesses, concentrated primarily in the states of Washington, Oregon, Utah and Georgia. ITEX added new brokers to service these acquired accounts and established a corporate-owned office in Milwaukie, Oregon.

In September 2011, ITEX purchased a trade exchange membership list from a third-party in the amount of $175. This entire list was then immediately sold to an existing Broker for $175, resulting in no additional membership list asset on ITEX’s financial statement.

There was no change in the carrying amount of Goodwill in the three-months ended October 31, 2011. The balance of Goodwill was $3,282 at October 31, 2011.

NOTE 5 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois and Milwaukie Oregon. These leases expire between November 30, 2011 and April 30, 2015.

Future minimum payments at October 31, 2011 under operating leases, for office space were as follows (in thousands):

	Executive office	Corp owned office	Corp owned office	Total
Location:	Bellevue, WA	Chicago, IL	Milwaukie, OR
Expiration date:	April 30, 2015	November 30, 2011	October 31, 2012

Lease commitments for the year ending July 31,

2012(1)	119	-	3	122
2013	163	-	1	164
2014	166	-	-	166
2015	127	-	-	127

Total	$575	$-	$4	$579

(1)	The expected payments for 2011 reflect future minimum payments for the nine-month period from November 1, 2011 to July 31, 2012.

Rent expense, including utilities and common area charges, was $71 and $76, respectively for the three-months ended October 31, 2011 and 2010.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at October 31, 2011 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,	U.S. dollars

2012 (1)	29
2013	12

Total	$41

(1)	The expected payments for 2011 reflect future minimum payments for the nine-month period from November 1, 2011 to July 31, 2012.

NOTE 6 – NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $3,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2012. The interest rate of the facility is one-month LIBOR + 2% and the annual commitment fee for the current line of credit was $4. The line of credit facility was originally established on December 2, 2004.

 There were no borrowings made under this line of credit in the three-months ending October 31, 2011 and there was no outstanding balance as of October 31, 2011. The Company may utilize this credit facility for short-term needs in the future.

NOTE 7 – LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). On or about October 12, 2005, we were served with an amended complaint stating claims of breach of contract, wrongful termination of the brokerage agreement and breach of covenant of good faith and fair dealing. In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon. Our motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation, Case No. 0606-05949), stating claims of breach of contract and breach of covenant of good faith and fair dealing and seeking damages in the amount of $30,000 plus attorneys’ fees. In January 2011, we filed a motion for summary judgment on plaintiffs’ claims. In March, the Court granted ITEX’s motion for summary judgment. In November, Plaintiffs filed a notice of appeal.

On September 7, 2011, a lawsuit was filed by a shareholder against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees, the rescission of certain transactions, the removal of the directors, and the return of compensation received by the directors from ITEX (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3).  The complaint generally alleges breaches of fiduciary duties by the Company’s directors (as well as abuse of control, gross mismanagement, corporate waste, and unjust enrichment) in connection with the following actions: 1) adoption of a Shareholders Rights Plan, 2) the amendment of the Company’s Equity Incentive Plan and award of restricted stock grants under the amended plan,  3) a private placement of common stock to our franchisees, and 4) our stock repurchase program.  The defendant directors filed a motion to dismiss in which the Company has joined, on the grounds that the lawsuit is meritless and being used for improper purposes.

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

On July 31, 2011, we had NOLs of approximately $12,913 available to offset future taxable income. These are composed of approximately $11,008 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2011, we performed an assessment of our available NOLs. As part of that assessment for the year ended July 31, 2011, we concluded that the portion of our income that will be apportioned to the state of California in future years will not be as large as previously expected. As a result, we believe that we will not be able to utilize a portion of the California NOL. Accordingly, we have taken a $152 valuation allowance during the year ended July 31, 2011 against this NOL. We determined that there is no allowance required on our Federal NOL. As of October 31, 2011 and July 31, 2011, we have a $152 and $152 valuation allowance on state of California NOLs.

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

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended October 31
	2011		2010
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$91	35%	$120	35%
State income taxes	10	4%	13	4%

Provision for income taxes	$101	39%	$133	39%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of October 31, 2011 is as follows (in thousands):

Balance at July 31, 2011	$204
Increases/(Decreases) as a result of tax positions taken in the current year	$5
Increases/(Decreases) as a result of tax positions taken in prior years	-
Balance at October 31, 2011	$209

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

NOTE 9 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the Broker Network. The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note. The Company has recorded these notes receivable as contra-equity in the accompanying financial statements. Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX.

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

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of October 31, 2011.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In the three-month period ended October 31, 2011, 16 shares at a cost of $4.00 per share were purchased.

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

In March 2011, the Company issued 197 restricted shares to thirteen of the Company’s employees, valued at the grant date stock price of $4.25 per share, with a vesting period of five years from the date of grant. The fair value of these shares as of the grant date was $837. The grant is to be amortized to compensation expense over the respective requisite service period of five years.

In March 2011, the Company issued 190 restricted shares to the Company’s CEO, valued at the grant date stock price of $4.25 per share, with a vesting period of eleven and one-half years from the date of grant. The fair value of these shares as of the grant date was $808. The grant first vests 19 shares in October 2013 and then another 19 shares vest annually in October of each subsequent year. The grant is to be amortized to compensation expense over the respective requisite service period of eleven and one-half years.

In March 2011, the Company issued 5 restricted shares to a consultant who is also a Board of Director, valued at the grant date stock price of $4.25 per share, with a vesting period of one year from the date of grant. The fair value of these shares as of the grant date was $21. The grant is to be amortized to compensation expense over the respective requisite service period of one year.

In October 2009, the Company issued 39 restricted shares to the Company’s CEO, valued at the grant date stock price of $3.40 per share, with a vesting period of three years from the date of grant. The grant is to be amortized to compensation expense over the respective requisite service period of three years.

Eight shares remained available for future grants under the 2004 Plan for the period ended October 31, 2011.

We account for share-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate share-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The stock-based compensation expense charged against the results of operations was as follows (in thousands):

	Three-months ended October 31,
	2011	2010

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$76	$11
Selling, general and administrative	-	-

Total stock-based compensation expense	76	11

At October 31, 2011, 405 shares of common stock granted under the 2004 Plan remained unvested. At October 31, 2011, the Company had $1,556 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately seven and one-half years.

NOTE 11 – SUBSEQUENT EVENTS

On November 17, 2011, the Board of Directors declared a cash dividend in the amount of $0.04 per share, payable on December 20, 2010 to stockholders of record as of the close of business on December 9, 2011.

On November 18, 2011 the Company sold its corporate-owned offices in Chicago and Cleveland to a franchisee for $345.  The sale was financed through a promissory note with a maturity date of August 4, 2022.  The Company anticipates recording a basis in the asset sold of $74 in membership list and $75 of goodwill resulting in a gain of approximately $197 to be reflected in the second quarter of fiscal 2012.

On November 28, 2011, the Company and U.S. Bank entered into an Amendment to Loan Agreement and Note to extend the maturity date to November 30, 2012. There is no current outstanding balance on the line of credit.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011). Our first quarter is the three-month period from August 1, 2011 to October 31, 2011 (“three-month period ended October 31”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

•
Comparative Results. For the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010, our revenue decreased by $141, or 3%, from $4,112 to $3,971. Our income from operations decreased by $51, or 17%, from $292 to $241. Net income decreased by $43, or 21%, from $203 to $160.

•
Revenue Sources. Our decrease in revenues for the three-months ended October 31, 2011 was attributable to the reduction in our media and web services revenue streams. Our primary source of web services revenue since the 3rd quarter of fiscal 2009 had been derived from subscription fees, transactional, support and consulting fees primarily from one web services client. On February 28, 2011, the web services agreement was terminated by this customer. For the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010, our web services revenue decreased by $203, from $203 to $0.

Revenue from our core business increased for the three-month period ending October 31, 2011 when compared to the corresponding 2010 period. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth. As the economy gains momentum we believe our member businesses will improve and expect modest increases in our Marketplace transaction volume.

•
Corporate-owned Offices. The ITEX system is approximately 96% broker managed and 4% corporate operated. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•
Revenue Trends and Growth. As discussed above, we experienced a downturn in revenue this quarter and do not anticipate that any web services revenue will be generated during 2012. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 28% recurring revenues from association fees. Approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

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

•
Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies. In June 2010 we launched a new interface for www.itex.com with more tools and better search functionality for our members and brokers. During 2010, we expanded our production and co-location facilities. In addition, we provided new workstations and monitors to our staff to interface with our internet applications with the goal of making the Marketplace more efficient.

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

•
Financial Position. Our financial condition and balance sheet remain strong at October 31, 2011, with a cash balance of $5,456. Our net cash flows provided by operating activities were $452 for the three-month period ended October 31, 2011, compared to $354 for the corresponding period the previous year. We intend to continue to strengthen our business model, which has the ability to generate consistent cash flows with low capital expenditure requirements. We seek to maintain an ample liquidity cushion, while returning cash to our stockholders.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2011	2010
	(unaudited)
Revenue	$3,971	$4,112

Cost of marketplace revenue	$2,509	$2,479
Operating expenses	1,221	1,341
Income from operations	241	292

Other income, net	20	44
Income before income taxes	261	336

Provision for income taxes	101	133

Net income	$160	$203

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Average common and equivalent shares:
Basic	3,647	3,578
Diluted	3,648	3,587

Revenue for the three-months ended October 31, 2011, as compared to the corresponding three-months of fiscal 2010, decreased by $141, or 3%. The decrease in revenues was from the reduction in our web service and media initiatives which decreased by $246, offset somewhat by an increase in our association fees of $28 and an increase in transaction fees of $99.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other marketplace-related expenses increased by $30, or 1% for the three-month period ended October 31, 2011, compared to the corresponding period of fiscal 2011.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $120, or 9% for the three-months ended October 31, 2011, compared to the corresponding period of fiscal 2011.

Income from operations for the three-months ended October 31, 2011, as compared to the corresponding three-months of fiscal 2011, decreased by $51 or 17%. This net decrease is primarily the result of the decrease in web services revenue for the period ending October 31, 2011.

Net income for the three-months ended October 31, 2011, as compared to the corresponding three-months of fiscal 2011, decreased by $43 or 21% as a result of the $141 decrease in revenues offset by a $120 reduction in operating expenses and a $66 decrease in depreciation and amortization in the three-months ended October 31, 2011, as compared to the corresponding three-months of fiscal 2011.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2011 and 2010 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2011		2010

	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,971	100%	$4,112	100%

Costs and expenses:
Cost of marketplace revenue	2,509	63%	2,479	60%
Salaries, wages and employee benefits	469	12%	463	11%
Selling, general and administrative	664	17%	724	18%
Depreciation and amortization	88	2%	154	4%
	3,730	94%	3,820	93%

Income from operations	241	6%	292	7%

Interest income, net	20	1%	10	0%
Gain on sale of assets, net	-	0%	34	1%
Income before income taxes	261	7%	336	8%

Provision (benefit) for income taxes	101	3%	133	3%

Net income	$160	4%	$203	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2011	2010	increase (decrease)
	(unaudited)

Transaction fees	$2,650	$2,551	4%
Association fees	1,217	1,189	2%
Other revenue	104	372	-72%
	$3,971	$4,112	-3%

Marketplace revenue for the three-months ended October 31, 2011 decreased by $141, or 3% to $3,971 as compared to $4,112 for the three-months ended October 31, 2010.
Transaction fees for the three-months ended October 31, 2011 increased by $99, or 4%, to $2,650 from $2,551 for the three-months ended October 31, 2010. The increase in transaction fees was due to higher transaction volume for the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010.

Association fees for the three-months ended October 31, 2011 increased by $28, or 2%, to $1,217 from $1,189 for the three-months ended October 31, 2010. The increase in association fees is due to an increase in net active accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2011 decreased by $268, or 72% to $104 as compared to $372 for the three-months ended October 31, 2010. The decrease in other revenues was primarily from the reduction of our web services revenues which generated $0 in the three-months ended October 31, 2011, as compared to $203 for the corresponding three-months ended October 31, 2010. In addition, ITEX dollar revenue utilized in the Marketplace during the three-months ended October 31, 2011 decreased by $13 to $60 as compared to $73 for the three-months ended October 31, 2010.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. ITEX dollars earned from members are later used by us as a method of payment in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising, as well as for certain general corporate and Marketplace expenses. ITEX dollars are only usable in our Marketplace.

We take extensive measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:

•	All ITEX dollar purchases for corporate and Marketplace purposes are approved by senior management.
•	We do not sell or purchase ITEX dollars for USD.

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $60 and $73 as ITEX dollar revenue for the three-months ended October 31, 2011 and 2010, respectively.

The corresponding ITEX dollar expenses in the period ending October 31, 2011 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended October 31,		Percent
	2011	2010	increase (decrease)
	(unaudited)

Transaction fee commissions	$1,831	$1,765	4%
Association fee commissions	405	397	2%
Corporate-owned office costs	185	214	-14%
Other costs of revenue	88	103	-15%
	$2,509	$2,479	1%

Costs of marketplace revenue as percentage of total revenue	63%	60%

Costs of marketplace revenue for the three-months ended October 31, 2011 was $2,509 as compared to $2,479 for the three-months ended October 31, 2010, an increase of $30, or 1%. The overall costs of marketplace revenue increased from 60% to 63% as a percentage of total revenue primarily due to the decrease of other revenue which has no commission component and has lower costs of marketplace revenue expenses.

Transaction fee commissions for the three-months ended October 31, 2011 increased by $66 or 4% to $1,831 as compared to $1,765 for the three-months ended October 31, 2010. The increase in transaction fees due to the corresponding increase in transaction fee revenues for the comparable periods.

Association fee commissions are paid to Brokers upon the collection of the association revenue. Association fee commissions for the three-months ended October 31, 2011 increased by $8, or 2% to $405 as compared to $397 for the three-months ended October 31, 2010. The increase in association fees due to the corresponding increase in association fee revenues for the comparable periods.

Our corporate-owned office costs decreased by $29, or 14% to $185 for the three-months ended October 31, 2011 as compared to $214 for the three-months ended October 31, 2010. This decrease was primarily due to lower overall staffing cost resulting from downsizing due to the reduction in web services revenues.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands)(unaudited):

	Three-months ended October 31,		Percent
	2011	2010	increase
	(unaudited)

Corporate salaries, wages and employee benefits	$469	$463	1%

Corporate salaries, wages and employee benefits as percentage of total revenue	12%	11%

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010, increased by $6, or 1%. The increase is primarily due to the non-cash stock based compensation associated with the restricted stock grants issued in March of 2011, offset somewhat by reductions in headcount made due to the web services revenue reduction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2011	2010	decrease

Selling, general and administrative expenses	$664	$724	-8%

Selling, general and administrative expenses as percentage of total revenue	17%	18%

Selling, general and administrative expenses for the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010, decreased by $60, or 8%. Our selling general and administrative expenses also decreased as a percentage of total revenues in the periods presented. The decrease is due primarily to a decrease in legal fees and bad debt. Legal fees for the three-months ended October 31, 2011 decreased by $67, or 30% to $159 as compared to $226 for the three-months ended October 31, 2010. Also, bad debt expense for the three-months ended October 31, 2011 decreased by $22, or 15% to $120 as compared to $142 for the three-months ended October 31, 2010. These decreases were offset somewhat by a $24 increase in foreign currency exchange rates for the three-months ended October 31, 2011 to $25 as compared to $1 for the three-months ended October 31, 2010.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2011	2010	decrease

Depreciation and amortization	$88	$154	-43%

Depreciation and amortization as percentage of total revenue	2%	4%

Depreciation and amortization for the three-months ended October 31, 2011, as compared to the three-months ended October 31, 2010, decreased by $66, or 43%. Depreciation and amortization also decreased as a percentage of total revenues in the periods presented. The decreases are primarily related to the completion of the amortization of a non-compete agreement and membership list associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2011	2010	increase (decrease)

Interest income	$20	$10	100%
Gain on sale of assets	$-	$34	-100%
Other income	$20	$44	-55%

Other income, as percentage of total revenue	1%	1%

The interest income is derived primarily from our notes receivable for corporate office sales and loans to Brokers. Other income for the three-month period ended October 31, 2010 includes a $35 gain on the sale of advertising credits offset by a loss of $1 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31
	2011		2010
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$91	35%	$120	35%
State income taxes	10	4%	13	4%

Provision for income taxes	$101	39%	$133	39%

In the three-months ended October 31, 2011, we recognized a $101 provision for income taxes, compared to $133 in the three-months ended October 31, 2010, which represents a $32 decrease in income taxes, due to the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our ongoing operations over the last several years primarily with cash provided by our operating activities.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash and cash equivalents, and a line of credit facility.  As of July 31, 2011 and October 31, 2011, we had $5,386 and $5,456, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2012. We have no outstanding balance on our line of credit as of October 31, 2011.

The following table presents a summary of our cash flows for the three-months ended October 31, 2011 and 2010 (in thousands) (unaudited):

	Three-months ended October 31,
	2011	2010

Cash provided by operating activities	$452	$354
Cash provided by (used) in investing activities	(180)	(34)
Cash used in financing activities	(202)	(90)
Increase (decrease) in cash	$70	$230

Our business model has historically proven to be successful in providing positive cash flow from operating activities.  This positive cash flow enabled us, in large part, to complete three trade exchange membership list acquisitions in fiscal 2011.  We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

Our balance sheet as of October 31, 2011, includes advertising credits originally obtained in our business acquisition in August 2008 in the amount of $57, which represent unsold prepaid credits for future media print and broadcast placements. We recorded the advertising credits at the fair market value based on the estimated future selling price less reasonable costs of disposal. The future operating cash flows may be negatively affected and our original estimate of the net realizable value of the advertising credits will be decreased if we are not able to resell the advertising credits to our customers.

As part of our future expansion activities or as part of our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. We expect that our current working capital would be adequate for this purpose. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors.  At this time, we are focusing on the organic growth of our core business.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the three-months ended October 31, 2011, net cash provided by operating activities was $452 compared with $354 in the three-months ended October 31, 2010 an increase of $98, or 27%.  The increase in net cash provided by the operating activities is the result of a decline in selling, general and administrative expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2011	2010

Net income	$160	$203
Add: non-cash expenses	300	322
Add: changes in operating assets and liabilities	(8)	(171)
Net cash provided by operating activities	$452	$354

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Three-months ended October 31,

	2011		2010
	Amount	Percent of total	Amount	Percent of total

Credit cards	$2,988	68%	$2,843	65%
Electronic funds transfer	1,123	25%	1,137	27%
Cash and checks	296	7%	321	8%
Cash received from marketplace members	$4,407	100%	$4,301	100%

Investing Activities

Net cash used in investing activities was primarily the result of a business acquisition, purchase of property and equipment and intangible assets and the collections on notes receivable from corporate office sales.

For the three-months ended  October 31, 2011, net cash used  by investing activities was $180 compared with $34 used in investing activities in the three-months ended October 31, 2010, an increase of $146, or 429%.  In the three-months ended October 31, 2011, the net cash used in investing activities was primarily related to $234 in loans made to Brokers, $1 in purchases of property and equipment and $55 of collections on existing notes receivables. In the three-months ended October 31, 2010, the net cash used in investing activities was primarily related to $72 cash consideration paid for the acquisition of a trade exchange membership list and $9 in purchases of new equipment, offset by $47 in payments received from notes during the period.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the three-months ended  October 31, 2011, net cash used in financing activities was $202 compared with $90 used in financing activities in the three-months ended October 31, 2010, an increase of cash used in financing activities of $112, or 124%. The increase is primarily due to the increase of our dividend from $0.025 per share to $0.04 plus the repurchase of 16 shares of our common stock.

 In the three-months ended October 31, 2011, we declared and paid a $161 cash dividend to our stockholders.

Commitments

 We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and branch offices in Chicago, Illinois, and Milwaukie, Oregon. These leases expire between November 30, 2011 and April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2011 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2012 (1)	122	29	151
2013	164	12	176
2014	166	-	166
2015	127	-	127

Total	$579	$41	$620

(1)	The expected payments for 2012 reflect future minimum payments for the nine-month period from November 1, 2011 to July 31, 2012.

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2011 annual report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking such as estimates, projections, statements relating to our business plans, objectives and expected operating results.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties.  All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control.  We cannot assure you that our expectations will necessarily come to pass.  Actual results could differ materially because of issues and uncertainties such as those listed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7 and elsewhere in this report.  These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

In 2011 our revenue decreased by approximately 3% compared to 2010.  Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years.  We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  Other than extrapolating from historical data based on the size of the Marketplace, it is difficult for us to project the level of our revenues accurately.  We have approximately 28% recurring revenues.  We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter.  Our operating results in one or more future quarters may fall below the expectations of investors.

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

In July 2010, a dissident shareholder group declared its intention to change the management structure of ITEX.  It nominated a full opposition slate of individuals for election to replace our Board of Directors at the 2010 Annual Meeting of Shareholders, while stating it was preparing its own executive team to replace existing ITEX management.  The dissident group was unsuccessful in 2010, and according to a Schedule 13D filed on August 23, 2011, most of the members of the 2010 dissident shareholder group have disbanded.    However, remaining group members representing 5.1% of our voting common stock filed preliminary proxy materials with the SEC on September 28, 2011 announcing their intention to elect two of their nominees to replace a majority of the Board of Directors.  In addition, a member of the group has filed a shareholder derivative lawsuit against the Company’s Board of Directors (See Note 7 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”)   A proxy contest and related litigation could negatively affect us because:

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

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. (See Note 7 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”) Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
8/01/11 - 8/31/11	-	-	-	-
9/01/11 – 9/30/11	-	-	-	-
10/01/11 - 10/31/11	16,374	$4.00	114,956	$1,641,350

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

ITEX CORPORATION
(Registrant)

Date: December 14, 2011	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer