Form 10-Q
period 2012-01-31
ITEX CORP
filed 2012-03-08
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

Yes ☐ No ☒

As of January 31, 2012, we had 3,635,925 shares of common stock outstanding.

ITEX CORPORATION

FORM 10-Q

For the Three-month and Six-month Period Ended January 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31, 2012	July 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$5,807	$5,386
Accounts receivable, net of allowance of $341 and $354	997	805
Prepaid expenses	92	131
Loans and advances	62	10
Prepaid advertising credits	19	60
Deferred tax asset, net of allowance of $22 and $22	798	798
Notes receivable	291	180
Other current assets	21	6
Total current assets	8,087	7,376

Property and equipment, net of accumulated depreciation of $409 and $468	63	89
Goodwill	3,191	3,266
Deferred tax asset, net of allowance of $130 and $130, and net of current portion	4,373	4,681
Intangible assets, net of accumulated amortization of $2,823 and $2,691	647	855
Notes receivable, net of current portion	1,261	729
Other long-term assets	21	25
Total assets	17,643	17,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	149	76
Commissions payable to brokers	393	669
Accrued commissions to brokers	1,288	785
Accrued expenses	503	545
Deferred revenue	32	47
Advance payments	118	133
Total current liabilities	2,483	2,255

Long-term liabilities:
Other long-term liabilities	10	8
Total liabilities	2,493	2,263

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 3,636 shares and 3,646 shares issued and outstanding, respectively	36	36
Additional paid-in capital	28,998	28,867
Accumulated deficit	(13,884)	(14,145)
Total stockholders' equity	15,150	14,758

Total liabilities and stockholders’ equity	$17,643	$17,021

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended January 31,		Six-months Ended January 31,
	2012	2011	2012	2011

Revenue:
Marketplace revenue and other revenue	$4,229	$4,417	$8,199	$8,530

Costs and expenses:
Cost of Marketplace revenue	2,808	2,764	5,318	5,243
Corporate salaries, wages and employee benefits	503	554	972	1,017
Selling, general and administrative	558	709	1,221	1,434
Depreciation and amortization	77	155	165	309
	3,946	4,182	7,676	8,003

Income from operations	283	235	523	527

Other income/(expense)
Interest, net	31	10	51	20
Other income/(expense), net	312	-	312	34
	343	10	363	54

Income before income taxes	626	245	886	581

Income tax expense	202	94	302	227

Net income	$424	$151	$584	$354

Net income per common share:
Basic	$0.12	$0.04	$0.16	$0.10
Diluted	$0.12	$0.04	$0.16	$0.10

Weighted average shares outstanding:
Basic	3,635	3,581	3,641	3,580
Diluted	3,636	3,588	3,642	3,587

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JANUARY 31, 2012

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

Common Stock repurchased and retired	(17)				(69)	(69)

Payments on Broker notes receivables				48		48

Stock based compensation expense	7		152			152

Dividend Payment					(323)	(323)

Net income					584	584

Balance at January 31, 2012	3,636	$36	$29,604	$(537)	$(13,953)	$15,150

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-months ended January 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584	$354
Items to reconcile to net cash provided by operations:
Depreciation and amortization	165	309
Stock based compensation	152	22
Increase (decrease) in allowance for uncollectible receivables	(13)	78
Change in deferred income taxes	307	205
Gain on sale of assets	(318)	(35)
Loss on disposal of equipment	6	1
Changes in operating assets and liabilities:
Accounts receivable, net	(179)	(224)
Prepaid expenses	38	(25)
Prepaid advertising credits	40	66
Loans and advances	(51)	20
Other assets	(10)	18
Accounts payable	76	(56)
Commissions payable to brokers	(276)	(277)
Accrued commissions to brokers	502	378
Accrued expenses	(42)	48
Deferred revenue	(15)	(54)
Long-term liabilities	2	2
Advance payments	(15)	(39)
Net cash provided by operating activities	953	791

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(175)	(72)
Purchase of property and equipment	(13)	(17)
Payments received from notes receivable	106	74
Advances on Loans	(104)	(100)

Net cash used in investing activities	(186)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	47	-
Repurchase of Common stock	(69)	-
Cash dividend paid to Common Shareholders	(324)	(233)
Net cash used in financing activities	(346)	(233)

Net increase in cash	421	443
Cash at beginning of period	5,386	5,169
Cash at end of period	$5,807	$5,612

Supplemental cash flow information:
Cash paid for taxes	$42	$-

Non-Cash activities:
Sale of media credits	-	86
Notes for asset sales	470	-
Notes for member list	175	-

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes. Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable and notes receivable
•	any impairment of long-lived assets

•	useful lives of property and equipment
•	the value and expected useful life of intangible assets and goodwill
•	the value of assets and liabilities acquired through business combinations, or sold to brokers
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein
•	stock-based payments

Actual results may vary from estimates and assumptions that were used in preparing the financial statements.

Operating and Accounting Cycles

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011). Our fiscal second quarter is from November 1, 2011 to January 31, 2012 (“three-months ended January 31”). The Company’s first six months is from August 1, 2011 to January 31, 2012. We report our results as of the last day of each calendar month (“accounting cycle”).

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

Advertising Credits

As a result of a business acquisition in August 2008, the Company obtained advertising credits, which represent prepaid credits for future media print and broadcast placements. The Company recorded a portion of these advertising credits that are expected to be utilized in the next year as a current asset and the balance are recorded as Other current assets. The Company originally recorded the cost of the advertising credits at the fair value at the time of business combination using a net realizable value approach. Under this approach, the value is determined based on the estimated future selling price less reasonable costs of disposal.

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars. In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its marketing. During the three-months ending January 31, 2012 and 2011, the Company recognized $11 and $10 expense on the sale of advertising credits, respectively. For the six-month periods ending January 31, 2012 and 2011, the Company recognized $14 and $36 expense on sale of advertising credits, respectively. Additionally, the Company used approximately $26 and $14 of advertising credits in the three-months ending January 31, 2012 and 2011 and $26 and $30 of advertising credits in the six-months ending January 31, 2012 and 2011, respectively for its own advertising needs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. A two-phase approach is used for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of our last fiscal year July 31, 2011 and we did not identify any impairment. We did reduce goodwill by $75 in the six-month period ending January 31, 2012 due to the sale of a membership list that had associated goodwill as part of cost basis.

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

The Company records an allowance for uncollectible accounts receivable based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of January 31, 2012, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company had 10 unvested restricted stock units that were dilutive and 392 restricted stock units that were anti-dilutive as of January 31, 2012.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2012 and 2011 (in thousands, except per share data) (unaudited):

	Three-months Ended January 31,		Six-months Ended January 31,
	2012	2011	2012	2011

Net income available for shareholders	$424	$151	$584	$354

Weighted avg. outstanding shares of common stock	3,635	3,581	3,641	3,580
Dilutive effect of restricted shares	1	7	1	7
Common stock and equivalents	3,636	3,588	3,642	3,587
Earnings per share:
Basic	$0.12	$0.04	$0.16	$0.10
Diluted	$0.12	$0.04	$0.16	$0.10

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

We believe that fair value should not be regarded as determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to the asset received in a non-monetary transaction at fair value. If the fair value of the non-monetary asset (or service) transferred or received in the exchange is not readily determinable within reasonable limits, the recorded amount of the non-monetary asset transferred from the enterprise may be the only measure of the transaction. When our ITEX dollar transactions during the periods presented in the accompanying financial statements lacked readily determinable fair values they were recorded at the cost basis of the ITEX dollars surrendered, which was zero. However, we have reflected in our financial statements those items that meet non-monetary recognition by having readily determinable fair values. Our consolidated statements of income include ITEX dollar expenses for corporate expenses for certain products or services we purchased at prices comparable to what we would have expended had we paid in USD.

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

Stock-based Payments

The Company accounts for stock-based compensation to its employees and directors and measures of the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees and directors are measured based on the fair market values of the underlying stock on the dates of grant.

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

Deferred Revenue

We bill annually for association dues to certain members. We defer this revenue and recognize it over the annual period to which it applies. During 2009, we signed two Web services agreements. These agreements provide for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortize the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. The primary Web services contract signed in 2009 has been terminated by the client in 2011 and we amortized the remaining unamortized balance upon cancellation. As of January 31, 2012 and July 31, 2011 we have $32 and $47 of annual dues deferred revenue and $0 and $0 of deferred revenue derived from Web services reflected on our balance sheet, respectively.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-months ended January 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

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

During the six-months ending January 31, 2012 and 2011, the Company spent ITEX dollars on certain products and services for corporate purposes such as legal, consulting, equipment and marketing services with readily determinable fair market values. Those ITEX dollar activities were included in the Company’s consolidated statements of income as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2012	2011	2012	2011
Revenue:
Marketplace and other revenue	$64	$97	$124	$169

Costs and expenses:
Cost of marketplace revenue	-	-	-	-
Corporate salaries, wages and employee benefits	-	-	-	-
Selling, general and administrative	64	97	124	169
Depreciation and amortization	1	-	1	-
	$65	$97	$125	$169

Income from operations	(1)	-	(1)	-

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

In addition to commissions payable on cash collected from members, the Company records estimated accrued commissions on revenue recognized but not yet collected, if subject to future commission payouts.

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

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company recorded intangible assets, consisting of membership lists, noncompetition agreements and a trade name, in connection with business combinations and membership list purchases completed in fiscal years from 2005 to 2011. Changes in the carrying amount of the intangible assets in the six-months ended January 31, 2012 are summarized as follows (in thousands):

	Membership Lists	Non-Compete Agreements	Trade Name	Total Intangible Assets
Balance as of July 31, 2011	$818	$23	$14	$855

Amount allocated to sale of
Corporate-owned offices	(77)	-	-	(77)
Amortization	(126)	(4)	(1)	(131)
Balance as of January 31, 2012	$615	$19	$13	$647

Based on identified intangible assets recorded as of January 31, 2012 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year ending July 31,	Membership List Amortization	Noncompetition Agreement Amortization	Trade Name Amortization	Total Amortization

2012(1)	117	4	1	122
2013	233	8	2	243
2014	91	7	2	100
2015	62		2	64
Thereafter	112	-	6	118
Total	$615	$19	$13	$647

(1)	The expected amortization for 2012 reflects amortization expense that the Company anticipates to be recognized in the six-month period from February 1, 2012 to July 31, 2012.

In September 2011, ITEX purchased a trade exchange membership list from a third-party in the amount of $175. This entire list was then immediately sold to an existing broker for $175, resulting in no additional membership list asset on ITEX’s financial statement.

In November and December 2011, ITEX sold assets, and as part of the sales, ITEX allocated a pro rata portion of the membership list to the sale in the amount of $77. The pro rata percentage amount of unamortized membership list was calculated using the remaining list value per member multiplied by the number of members sold. Also, as part of the November 2011 sale, $75 of Goodwill was allocated as basis on the lists sold. The amount of goodwill applied to the sale was calculated using the relative fair value of the assets sales price compared to the Company’s overall enterprise value.

Changes in the carrying amount of goodwill in the six-months ended January 31, 2012 are summarized as follows (in thousands):

Balance as of July 31, 2011	$3,266
Sale of Corporate owned offices	(75)
Balance as of January 31, 2012	$3,191

NOTE 5 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and a branch office in Milwaukie, Oregon. These leases expire between October 31, 2012 and April 30, 2015. A lease commitment in Chicago, Illinois expired on November 30, 2011.

Future minimum payments at January 31, 2012 under operating leases, for office space were as follows (in thousands):

	Executive office	Corporate-owned office	Total
Location:	Bellevue, WA	Milwaukie, OR
Expiration date:	April 30, 2015	October 31, 2012

Lease commitments for the year ending July 31,
2012(1)	80	3	83
2013	163	1	164
2014	166	-	166
2015	127	-	127

Total	$536	$4	$540

(1)	The expected payments for 2012 reflect future minimum payments for the six-month period from February 1, 2012 to July 31, 2012.

Rent expense, including utilities and common area charges, was $60 and $77, respectively for the three-month periods ended January 31, 2012 and 2011. Rent expense was $130 and $153 for the six-month periods ended January 31, 2012 and 2011.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at January 31, 2012 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,

2012 (1)	18
2013	12

Total	$30

(1)	The expected payments for 2012 reflect future minimum payments for the six-month period from February 1, 2012 to July 31, 2012.

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

There were no borrowings made under this line of credit in the six-months ending January 31, 2012 and there was no outstanding balance as of January 31, 2012. The Company may utilize this credit facility for short-term needs in the future.

NOTE 7 – LEGAL PROCEEDINGS

In June 2003, a former broker filed a complaint against us for wrongful termination of his brokerage agreement and breach of contract in connection with the termination of plaintiff's brokerage in 1999 (Bruce Kamm v. ITEX Corporation, Supreme Court of the State of New York County of New York, Index No.: 602031/2003). In November 2005, we filed a motion to dismiss the action for lack of subject matter jurisdiction pursuant to a forum selection clause in the contract between the parties requiring litigation be filed in Oregon. Our motion to dismiss was granted on December 12, 2005. In June 2006, plaintiff re-filed in the Circuit Court of the State of Oregon, (Bruce Kamm and Invision LTD v. ITEX Corporation, Case No. 0606-05949). In March 2011, the Court granted ITEX’s motion for summary judgment, dismissing all of plaintiff's claims. The Court subsequently entered final judgment in ITEX's favor. The Company is advancing the defense costs of directors under its indemnity obligations.

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

We have not established any reserves for any potential liability relating to the foregoing litigation matter as losses have not been determined to be probable or estimable. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. Although management currently believes resolving the foregoing proceedings will not have a material adverse impact on our financial statements, management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

On July 31, 2011, we had NOLs of approximately $12,913 available to offset future taxable income. These are composed of approximately $11,008 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2011, we performed an assessment of our available NOLs. As part of that assessment for the year ended July 31, 2011, we concluded that the portion of our income that will be apportioned to the state of California in future years will not be as large as previously expected. As a result, we believe that we will not be able to utilize a portion of the California NOL. Accordingly, we recorded a $152 valuation allowance during the year ended July 31, 2011 against this NOL. We determined that there is no allowance required on our Federal NOL. As of January 31, 2012 and July 31, 2011, we have a $152 valuation allowance on state of California NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2012.

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision is as follows (dollars in thousands):

	Three-months ended January 31				Six-months ended January 31,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$216	35%	$85	35%	$607	35%	$204	35%
State income taxes	(14)	-3%	9	4%	(5)	-1%	23	4%

Provision for income taxes	$202	32%	$94	39%	$602	34%	$227	39%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reconciliation of the Company’s unrecognized tax benefits as of January 31, 2012 is as follows (in thousands):

Balance at July 31, 2011	$204
Increases/(Decreases) as a result of tax positions taken in the current year	$(19)
Increases/(Decreases) as a result of tax positions taken in prior years	-
Balance at January 31, 2012	$185

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

NOTE 9 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the Broker Network. The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the notes. The Company has recorded these notes receivable as contra-equity in the accompanying financial statements. Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX.

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

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of January 31, 2012.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In the six-month period ended January 31, 2012, 17 shares at an average cost of $3.96 per share were purchased.

NOTE 10 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

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

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), that increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan by an additional 400 shares to bring the total common shares authorized under the plan to 800 shares. Eight shares remained available for future grants under the 2004 Plan for the period ended January 31, 2012.

In October 2009, the Company issued 39 restricted shares to the Company’s CEO, valued at the grant date stock price of $3.40 per share, with a vesting period of three years from the date of grant. The grant is to be amortized to compensation expense over the respective requisite service period of three years.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The stock-based compensation expense charged against the results of operations was as follows (in thousands):

	Three-months ended January 31,		Six-months ended January 31,
	2012	2011	2012	2011

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$71	$11	$141	$22
Selling, general and administrative	5	-	11	-

Total stock-based compensation expense	$76	$11	$152	$22

At January 31, 2012, 402 shares of common stock granted under the 2004 Plan remained unvested. At January 31, 2012, the Company had $1,481 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately seven and one-quarter years.

NOTE 11 – SUBSEQUENT EVENTS

On February 24, 2012, the Board of Directors declared a cash dividend in the amount of $0.04 per share, payable on March 20, 2012 to stockholders of record as of the close of business on March 9, 2012.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011). Our second quarter is the three-month period from November 1, 2011 to January 31, 2012 (“three-month period ended January 31”). The Company’s first six months is from August 1, 2011 to January, 31, 2012. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

Comparative Results. For the three-months ended January 31, 2012, as compared to the three-months ended January 31, 2011, our revenue decreased by $188, or 4%, from $4,417 to $4,229 and our income from operations increased by $48, or 20%, from $235 to $283. For the six-month period ended January 31, 2012, as compared to the six-month period ended January 31, 2011, our revenue decreased by $331, or 4%, from $8,530 to $8,199 and our income from operations decreased by $4, or 1%, from $527 to $523.

•	Revenue Sources. Our decrease in revenues for the six-months ended January 31, 2012 was primarily attributable to the reduction in our web services revenue. Our primary source of web services revenue since the 3rd quarter of fiscal 2009 had been derived from subscription fees, transactional, support and consulting fees primarily from one web services client. On February 28, 2011, the web services agreement was terminated by the customer. For the three-months ended January 31, 2012, as compared to the three-months ended January 31, 2011, our web services revenue decreased by $190, from $190 to $0. For the six-months ended January 31, 2012, as compared to the six-months ended January 31, 2011, our web services revenue decreased by $393, from $393 to $0.

Revenue from our core business of association and transaction fees increased for the three and six-month period ending January 31, 2012, by $73 and $199, respectively, when compared to the corresponding 2011 period. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth. As the economy gains momentum we believe our member businesses will improve and expect modest increases in our Marketplace transaction volume.

•	Revenue Trends and Growth. As discussed above, due primarily to the reduction in our web services revenue, we experienced a downturn in overall revenue this quarter and do not anticipate that any web services revenue will be generated during 2012. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 28% recurring revenues from association fees. Approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

•	Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker. We added nine new brokers in 2011 and 2012 as a result of this and other initiatives.

•	Corporate-owned Offices. The ITEX system is approximately 98% broker managed and 2% corporate operated. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX. Two of our corporate-owned offices were sold to new franchisees during the three-months ended January 31, 2012.

•	Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies.

•	Geographical expansion. We have acquired eight trade exchange membership lists since 2005 and integrated them into the ITEX system. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members is to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. Our financial condition and balance sheet remain strong at January 31, 2012, with a cash balance of $5,807. Our net cash flows provided by operating activities were $953 for the six-month period ended January 31, 2012, compared to $791 for the corresponding period the previous year. We intend to continue to strengthen our business model, which has the ability to generate consistent cash flows with low capital expenditure requirements. We continue to evaluate the best use of our cash. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2012	2011	2012	2011

Revenue	$4,229	$4,417	$8,199	$8,530

Cost of marketplace revenue	$2,808	$2,764	$5,318	$5,243
Operating expenses	1,138	1,418	2,358	2,760
Income from operations	283	235	523	527

Other income,net	343	10	363	54
Income before income taxes	626	245	886	581

Income tax expense	202	94	302	227

Net income	$424	$151	$584	$354

Net income per common share:
Basic	$0.12	$0.04	$0.16	$0.10
Diluted	$0.12	$0.04	$0.16	$0.10

Average common and equivalent shares:
Basic	3,635	3,581	3,641	3,580
Diluted	3,636	3,588	3,642	3,587

Revenue for the three-months ended January 31, 2012, as compared to the corresponding period of fiscal 2011 decreased by $188, or 4%. Revenue for the six-month period ended January 31, 2012, as compared to the corresponding six-month period of fiscal 2011, decreased by $331, or 4%. The decrease in revenues for the three-months ended January 31, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $219, offset somewhat by an increase in our association fees of $20 and an increase in transaction fees of $53. The decrease in revenues for the six-months ended January 31, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $443, offset somewhat by an increase in our association fees of $47 and an increase in transaction fees of $152.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses increased by $44, or 2% for the three-month period ended January 31, 2012, compared to the corresponding period of fiscal 2011. Cost of Marketplace revenue increased by $75, or 1% for the six-month period ended January 31, 2012, compared to the corresponding period of fiscal 2011. The cost of Marketplace revenue increases were in line with the corresponding increase in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $280, or 20% for the three-months ended January 31, 2012, compared to the corresponding period of fiscal 2011. Operating expenses decreased by $401, or 15% for the six-month period ended January 31, 2012, compared to the corresponding period of fiscal 2011.

The decrease in operating expenses in the three-months ended January 31, 2012, as compared to the corresponding period of fiscal 2011, resulted from a $51 decrease in corporate salaries, wages and benefits, $151 decrease in selling, general and administrative expense, as we proactively adjusted costs related to web services and corporate-owned offices, including reducing corporate staff to 20. In addition, depreciation and amortization decreased by $78.

The primary decrease in operating expenses in the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, resulted from a $213 decrease in selling, general and administrative expenses which included a $45 decrease in corporate salaries, wages and employee benefits, as a result of reduced costs related to web services and corporate-owned offices, including reducing corporate staff to 20. In addition, depreciation and amortization decreased by $144. The decreases above were offset somewhat by $155 in legal fees for a stockholder derivative lawsuit.

Income from operations for the three-months ended January 31, 2012, as compared to the corresponding quarter of fiscal 2011, increased by $48, or 20%. Income from operations for the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, decreased by $4, or 1%.

Net income for the three-months ended January 31, 2012, as compared to the corresponding period of fiscal 2011, increased by $273, or 181%. Net income for the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, increased by $230, or 65%. The increase in net income is primarily attributable to a gain on the sale of corporate-owned offices.

Earnings per share, both basic and diluted, increased by $0.08 to $0.12 per share in the three-months ended January 31, 2012 compared to the three-months ended January 31, 2011. Earnings per share, both basic and diluted, increased $0.06 to $0.16 per share for the six-month period ended January 31, 2012 compared to the six-month period ended January 31, 2011.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended January 31, 2012 and 2011 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2012		2011		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:

Marketplace revenue and other revenue	$4,229	100.0%	$4,417	100.0%	$8,199	100.0%	$8,530	100.0%

Costs and expenses:
Cost of Marketplace revenue	2,808	66.4%	2,764	62.6%	5,318	64.9%	5,243	61.5%
Salaries, wages and employee benefits	503	11.9%	554	12.5%	972	11.9%	1,017	11.9%
Selling, general and administrative	558	13.2%	709	16.1%	1,221	14.9%	1,434	16.8%
Depreciation and amortization	77	1.8%	155	3.5%	165	2.0%	309	3.6%
	3,946	93.3%	4,182	94.7%	7,676	93.6%	8,003	93.8%

Income from operations	283	6.7%	235	5.3%	523	6.4%	527	6.2%

Interest income, net	31	0.7%			51	0.6%
Gain on sale of assets, net	312	7.4%	10	0.2%	312	3.8%	54	0.6%

Income before income taxes	626	14.8%	245	5.5%	886	10.8%	581	6.8%

Provision for income taxes	202	4.8%	94	2.1%	302	3.6%	227	2.6%

Net income	$424	10.0%	$151	3.4%	$584	7.1%	$354	4.2%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	increase (decrease)	2012	2011	increase (decrease)

Transaction fees	$2,900	$2,847	2%	$5,551	$5,399	3%
Association fees	1,209	1,189	2%	2,425	2,378	2%
Other revenue	120	381	-69%	223	753	-70%
	$4,229	$4,417	-4%	$8,199	$8,530	-4%

Total revenue decreased by $188, or 4%, for the three-months ended January 31, 2012, as compared to the corresponding period ended January 31, 2011. Total revenue decreased by $331, or 4% for the six-month period ended January 31, 2012, as compared to the six-month period ended January 31, 2011.

Transaction fee revenue for the three-months ended January 31, 2012, as compared to the corresponding quarter of fiscal 2011, increased by $53, or 2%. Transaction fee revenue for the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, increased by $152, or 3%. The increase for both the three and the six-month periods is the result of a greater volume of business being transacted in the ITEX Marketplace.

Association fee revenue for the three-months ended January 31, 2012, as compared to the corresponding quarter of fiscal 2011, increased by $20, or 2%. Association fee revenue for the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, increased by $47, or 2%. The increase for both the three and the six-month periods is the result of an increase in the net members participating in the Marketplace.

Other revenue for the three-months ended January 31, 2012, as compared to the corresponding quarter of fiscal 2011, decreased by $261, or 69%. Other revenue for the six-months ended January 31, 2012, as compared to the corresponding quarter of fiscal 2011, decreased by $530, or 70%. The decrease in other revenues was primarily from the reduction of our web services revenues which generated $0 in both the three and six-months ended January 31, 2012, as compared to $190 and $393, respectively, for the corresponding periods in 2011. In addition, ITEX dollar revenue utilized in the Marketplace during the three and six-months ended January 31, 2012 decreased by $33 and $45, respectively, when compared to the corresponding periods in 2011.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $64 and $97 as ITEX dollar revenue for the three-months ended January 31, 2012 and 2011, respectively. We recorded $124 and $169 as ITEX dollar revenue for the six-months ended January 31, 2012 and 2011, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ending January 31, 2012 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	increase (decrease)	2012	2011	increase (decrease)

Transaction fee commissions	$2,176	$2,007	8%	$4,007	$3,772	6%
Association fee commissions	439	418	5%	843	815	3%
Corporate-owned office costs	90	239	-62%	275	453	-39%
Other costs of revenue	103	100	3%	193	203	-5%
	$2,808	$2,764	2%	$5,318	$5,243	1%
Costs of Marketplace revenue as percentage of total revenue	66%	63%		65%	62%

Costs of Marketplace revenue for the three-months ended January 31, 2012, as compared to the three-months ended January 31, 2011, increased by $44, or 2%. Costs of Marketplace revenue for the six-month period ended January 31, 2012, as compared to six-month period ended January 31, 2011, increased by $75, or 1%. The overall increase in costs of Marketplace revenue corresponds to the increase in total revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue increased slightly for both the three and six-month periods ended January 2012 and 2011, respectively because of the increase in commissions paid out due to the sale of corporate-owned offices to new brokers. Corporate-owned offices have no associated commissions due ─ however, transaction and association fee commissions are paid out once a corporate-owned office is sold.

Transaction fee commissions increased by $169, or 8% for the three-months ended January 31, 2012, as compared to the corresponding period of fiscal 2011. The increase in transaction fee commissions is due to a corresponding increase in the transaction fee revenue and the sale of corporate-owned offices. Transaction fee commissions increased by $235 or 6% for the six-month period ended January 31, 2012 as compared to the corresponding period of fiscal 2011 as transaction fee revenue increased by a similar rate during the comparable periods, in conjunction with the sale of corporate-owned offices.

Association fee commissions increased by $21 and $28, or 5% and 3%, respectively for the three and six-month periods ended January 31, 2012 as compared to the corresponding periods of fiscal 2011. The increase in commissions was in line with the corresponding increase in association fee revenue for the same periods and due to the impact from the sale of corporate-owned offices.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $149 and $178, or 62% and 39%, respectively for the three and six-month periods ended January 31, 2012 as compared to the corresponding periods of fiscal 2011. The decrease is due to decreased expenses associated with managing a portion of the web services initiatives out of our corporate-owned stores, the expiration of an office lease and ancillary costs as a result of the sale of corporate-owned offices.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $3, or 3% for the three-month period ended January 31, 2012 as compared to the corresponding period of 2011. Other costs of revenue decreased by $10 or 5% for the six-month period ended January 31, 2012 as compared to the corresponding period of 2011.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	decrease	2012	2011	decrease

Corporate salaries, wages and employee benefits	$503	$554	-9%	$972	$1,017	-4%

Corporate salaries, wages and employee benefits as percentage of total revenue	12%	13%		12%	12%

Salaries, wages, employee benefits decreased by $51 and $45, or 9% and 4%, respectively for the three and six-month periods ended January 31, 2012 as compared to the corresponding periods of fiscal 2011. The decrease is primarily related to decreased headcount costs from the planned reduction in the staff required to manage the terminated web services. This is offset somewhat, by the increase in stock-based compensation of $60 and $119 for the three and six-month periods ending January 31, 2012 as compared to the corresponding periods in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	decrease	2012	2011	decrease

Selling, general and administrative expenses	$558	$709	-21%	$1,221	$1,434	-15%

Selling, general and administrative expenses as percentage of total revenue	13%	16%		15%	17%

Selling, general and administrative expenses decreased by $151 and by $213, or 21% and 15%, respectively, for the three and six-month periods ended January 31, 2012, as compared to the three and six-month periods ended January 31, 2011. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease is due primarily to a decrease in legal fees. Legal fees for the three and six-month periods ended January 31, 2012 decreased by $69 and by $136, or 26% and 28%, respectively, compared to the three and six-months ended January 31, 2011. The primary decrease in legal fees was due to the Company prevailing and ending its defense of a litigation matter initiated in 2003 (as discussed in NOTE 7 to our consolidated financial statements). This decrease was offset by $155 in legal fees incurred as a result of a stockholder derivative claim expensed in the six-months ended January 31, 2012.

Additionally, bad debt expense for the three-months ended January 31, 2012 decreased by $43, or 54% to $37 as compared to $80 for the three-months ended January 31, 2011. Bad debt expense for the six-months ended January 31, 2012 decreased by $67, or 30% to $156 as compared to $223 for the six-months ended January 31, 2011.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	decrease	2012	2011	decrease

Depreciation and amortization	$77	$155	-50%	$165	$309	-47%

Depreciation and amortization as percentage of total revenue	2%	4%		2%	4%

Depreciation and amortization decreased by $78 and $144, or 50% and 47%, respectively, for the three and the six-month periods ended January 31, 2012, as compared to the three and six-month periods ended January 31, 2011. Depreciation and amortization also decreased as a percentage of total revenues in the three and six-month periods ended January 31, 2012 compared to the corresponding periods in 2011.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2012	2011	increase	2012	2011	increase

Interest income	$31	$10	210%	$51	$20	155%
Gain on sale of assets	$312	$-	-	$312	$34	818%
Other income	$343	$10	3330%	$363	$54	572%

Other income, as percentage of total revenue	8%	0%		4%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we have increased the amount of outstanding loans to our brokers. Since the end of fiscal 2011, these loans have increased to $1,552 from $909. Each loan is primarily secured by the broker’s ITEX office. Other income for the three and six-month period ended January 31, 2012 includes a $318 gain on the sale of corporate-owned offices offset by a loss of $6 on the disposition of fixed assets. Other income for the six-month period ended January 31, 2011 includes a $35 gain on the sale of advertising credits offset by a loss of $1 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended January 31				Six-months ended January 31,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Expected tax provison at federal statutory rate	$216	35%	$85	35%	$307	35%	$204	35%
State income taxes	(14)	-3%	9	4%	(5)	-1%	23	4%

Provision for income taxes	$202	32%	$94	39%	$302	34%	$227	39%

We recognized a $202 and $302 provision for income taxes, in the three and six-month periods ended January 31, 2012, respectively, as compared to the $94 and $227 provision for income taxes in the three and six-month periods ended January 31, 2011. Provision for income taxes increased by $108 for the three-months ended January 31, 2012, as compared to the corresponding period of fiscal 2011. The increase was due to an increase in taxable income in the three-months ended January 31, 2012. The provision for income taxes increased by $75 for the six-month period ended January 31, 2012, as compared to the corresponding period of fiscal 2011, due to the corresponding increase in pre-tax income.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2012 is similar to that used in the period ending January 31, 2011. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2012 is lower to that used in the three and six-month periods ending January 31, 2011, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are cash flows provided by operating activities, existing cash and cash equivalents, and a line of credit facility. As of July 31, 2012 and January 31, 2011, we had $5,807 and $5,386, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2012. We have no outstanding balance on our line of credit as of January 31, 2012.

The following table presents a summary of our cash flows for the six-months ended January 31, 2012 and 2011 (in thousands) (unaudited):

	Six-months ended January 31,
	2012	2011

Cash provided by operating activities	$953	$791
Cash used in investing activities	(186)	(115)
Cash used in financing activities	(346)	(233)
Increase in cash	$421	$443

Our business model has historically proven to be successful in providing positive cash flow from operating activities. This positive cash flow enabled us, in large part, to complete three trade exchange membership list acquisitions in fiscal 2011 and one in the first quarter of 2012. We feel that our cash flows from operating activities will remain adequate to fund ongoing operating requirements.

As part of our future expansion activities or as part of our evaluation of strategic opportunities, we may seek to acquire certain competitors or other business to business enterprises, consider partnering or other collaborative agreements, or a merger or other strategic transaction. In the meantime, we plan to continue to use capital to fund our stock repurchase plan and to pay quarterly dividends. We may also consider other avenues to return capital to stockholders. We expect that our current working capital would be adequate for these purposes. However, we may seek external financing for a portion of any strategic transaction, subject to the consent of any secured creditors. At this time, we are focusing on the organic growth of our core business.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the six-months ended January 31, 2012, net cash provided by operating activities was $953 compared with $791 in the six-months ended January 31, 2011 an increase of $162, or 20%. The increase in net cash provided by the operating activities is primarily the result of an increase in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2012	2011

Net income	$584	$354
Add: non-cash expenses	299	580
Add: changes in operating assets and liabilities	70	(143)
Net cash provided by operating activities	$953	$791

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation, changes in the deferred portion of the provision (benefit) for income taxes and gain on sale of assets.

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Six-months ended January 31,
	2012		2011
	Amount	Percent of total	Amount	Percent of total

Credit cards	$5,516	68%	$5,277	66%
Electronic funds transfer	2,036	25%	2,071	26%
Cash and checks	605	7%	669	8%
Cash received from Marketplace members	$8,157	100%	$8,017	100%

Investing Activities

Net cash used in investing activities was primarily the result of a business acquisition, purchase of property and equipment and intangible assets, and advances on loans offset by the collections on notes receivable.

For the six-months ended January 31, 2012, net cash used by investing activities was $186 compared with $115 used in investing activities in the six-months ended January 31, 2011, an increase of $71, or 62%. In the six-months ended January 31, 2012, the net cash used in investing activities was primarily related to $175 purchase of a member list that was subsequently sold to a broker, $104 in loans made to brokers, $13 in purchases of property and equipment, offset by $106 in payments on existing notes receivables. In the six-months ended January 31, 2011, the net cash used in investing activities was primarily related to $100 in loans made to brokers, $72 cash consideration paid for the acquisition of a trade exchange membership list and $17 in purchases of new equipment, offset by $74 in payments received from notes during the period.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the six-months ended January 31, 2012, net cash used in financing activities was $346 compared with $233 used in financing activities in the six-months ended January 31, 2011, an increase of cash used in financing activities of $113, or 48%. The increase is primarily due to the increase of our cash dividend paid out to stockholders from $233 in the six-months ending January, 2011 to $324 paid in the six-months ending January 31, 2012. In addition, we also repurchased 17 shares of our common stock during the six-months ending January 31, 2012.

Commitments

We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and a branch office in Milwaukie, Oregon. These leases expire between October 31, 2012 and April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at January 31, 2012 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total
2012 (1)	83	18	101
2013	164	12	176
2014	166	-	166
2015	127	-	127

Total	$540	$30	$570

(1)	The expected payments for 2012 reflect future minimum payments for the six-month period from February 1, 2012 to July 31, 2012.

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

Our revenue growth and success is tied to the operations of our independent Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

We service our member businesses primarily through our independent licensed broker and franchise network (individually, “broker”, together, the “Broker Network”) as well as through a corporate-owned office, and our financial success primarily depends on our brokers and the manner in which they operate and develop their offices. We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term. Our inability to renew a significant portion of these agreements on terms satisfactory to our brokers and us could have a material adverse effect on our business, financial condition and results of operations. Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses. There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base. If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

In 2011 our revenue decreased by approximately 3% compared to 2010 and for the six-months ended January 31, 2012 revenue decreased 4% compared to the same period in 2011. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. Other than extrapolating from historical data based on the size of the Marketplace, it is difficult for us to project the level of our revenues accurately. We have approximately 28% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. We are currently subject to increased expense levels as a result of responding to a proxy contest, litigation and other actions by dissident stockholders. We invest in marketing, broker and member support, technology and further development of our operating infrastructure. Some of this investment may entail long-term commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Market information for the barter industry is difficult to ascertain. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

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

In July 2010, a dissident shareholder group declared its intention to change the management structure of ITEX.  It nominated a full opposition slate of individuals for election to replace our Board of Directors at the 2010 Annual Meeting of Shareholders, while stating it was preparing its own executive team to replace existing ITEX management.  The dissident group was unsuccessful in 2010, and according to a Schedule 13D filed on August 23, 2011, most of the members of the 2010 dissident shareholder group have disbanded. However, remaining group members representing 5.1% of our voting common stock filed preliminary proxy materials with the SEC in September 2011 announcing their intention to elect two of their nominees to replace a majority of the Board of Directors. In addition, a member of the group has filed a shareholder derivative lawsuit against the Company’s Board of Directors (See Note 7 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.”) A proxy contest and related litigation could negatively affect us because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may divert the attention of, damage morale and create instability among members of our Broker Network as well as our management and employees, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest and related litigation are substantial;

•	A proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation; and

•	A successful election outcome by a dissident shareholder who is also engaged in litigation against ITEX could further adversely affect the Company by resulting in an “insured v. insured exclusion” under our D&O insurance policy, which excludes indemnification for claims against directors and officers alleged by other directors and officers or policyholders under the same policy. There is a risk that our insurer would decline to cover claims, or that defense costs advanced by the Company during the pendency of the claim would later be determined to be not covered under the policy and would not be repaid or recovered. We cannot assure you that an adverse determination would not be made by our insurer which could have a material adverse effect on our business, financial condition and results of operations.

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

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired eight trade exchange membership lists since 2005 and integrated them into the ITEX system. We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $605 in 2010 to $909 in 2011 and $1,552 at January 31, 2012. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended January 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
11/01/11 - 11/30/11	-	-	-	-
12/01/11 – 12/31/11	-	-	-	-

01/01/12 - 01/31/12	600	$3.00	115,556	$1,639,550

(1)	Shares were repurchased under a $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.

(2)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 1 above.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Franchisee Stock Purchase Agreement dated as of March 30, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 8, 2012	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer

