Form 10-Q
period 2012-04-30
ITEX CORP
filed 2012-06-14
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                         Yes ☐ No ☒

As of April 30, 2012, we had 2,964,866 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

For the Three-month and Nine-month Period Ended April 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2012	July 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$922	$5,386
Accounts receivable, net of allowance of $308 and $354	1,157	805
Prepaid expenses	109	131
Loans and advances	44	10
Prepaid advertising credits	8	60
Deferred tax asset, net of allowance of $22 and $22	798	798
Notes receivable	309	180
Other current assets	26	6
Total current assets	3,373	7,376

Property and equipment, net of accumulated depreciation of $419 and $468	50	89
Goodwill	3,191	3,266
Deferred tax asset, net of allowance of $130 and $130, and net of current portion	4,252	4,681
Intangible assets, net of accumulated amortization of $2,884 and $2,691	586	855
Notes receivable, net of current portion	1,316	729
Other long-term assets	19	25
Total assets	12,787	17,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	66	76
Commissions payable to brokers	-	669
Accrued commissions to brokers	1,393	785
Accrued expenses	371	545
Deferred revenue	28	47
Advance payments	106	133
Total current liabilities	1,964	2,255

Long-term liabilities:
Other long-term liabilities	11	8
Total liabilities	1,975	2,263

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,611 shares and 3,646 shares issued and outstanding, respectively	26	36
Additional paid-in capital	25,114	29,452
Stockholder note receivable	(512)	(585)
Accumulated deficit	(13,816)	(14,145)
Total stockholders' equity	10,812	14,758
Total liabilities and stockholders’ equity	$12,787	$17,021

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended April 30,		Nine-months Ended April 30,
	2012	2011	2012	2011

Revenue:
Marketplace revenue and other revenue	$3,787	$3,960	$11,986	$12,490

Costs and expenses:
Cost of Marketplace revenue	2,445	2,336	7,763	7,578
Corporate salaries, wages and employee benefits	509	487	1,481	1,504
Selling, general and administrative	435	602	1,655	2,036
Depreciation and amortization	74	147	239	456
	3,463	3,572	11,138	11,574

Income from operations	324	388	848	916

Other income/(expense)
Interest, net	25	13	75	33
Other income/(expense), net	-	-	312	33
	25	13	387	66

Income before income taxes	349	401	1,235	982

Income tax expense	119	162	421	389

Net income	$230	$239	$814	$593

Net income per common share:
Basic	$0.07	$0.07	$0.23	$0.17
Diluted	$0.07	$0.07	$0.23	$0.16

Weighted average shares outstanding:
Basic	3,486	3,611	3,590	3,590
Diluted	3,488	3,634	3,591	3,630

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED APRIL 30, 2012

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

Common Stock repurchased and retired	(17)		(69)			(69)

Tender Offer	(1,073)	(11)	(4,495)			(4,506)

Payments on Broker notes receivables				73		73

Stock based compensation expense	55	1	226			227

Dividend Payment					(485)	(485)

Net income					814	814

Balance at April 30, 2012	2,611	$26	$25,114	$(512)	$(13,816)	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-months ended April 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$814	$593
Items to reconcile to net cash provided by operations:
Depreciation and amortization	239	456
Stock based compensation	227	55
Increase (decrease) in allowance for uncollectible receivables	(46)	40
Change in deferred income taxes	429	350
Gain on sale of assets	(318)	(34)
Loss on disposal of equipment	6	1
Changes in operating assets and liabilities:
Accounts receivable	(306)	(319)
Prepaid expenses	22	(53)
Prepaid advertising credits	52	145
Loans and advances	(34)	18
Other assets	(14)	(23)
Accounts payable	(12)	(23)
Commissions payable to brokers	(669)	(661)
Accrued commissions to brokers	608	407
Accrued expenses	(174)	(83)
Deferred revenue	(19)	(279)
Long-term liabilities	3	4
Advance payments	(27)	(48)
Net cash provided by operating activities	781	546

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(175)	(72)
Purchase of property and equipment	(13)	(19)
Payments received from notes receivable	185	98
Advances on Loans	(255)	(164)

Net cash used in investing activities	(258)	(157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	73	-
Repurchase of Common stock	(69)	(415)
Tender Offer	(4,506)	-
Cash dividend paid to Common Shareholders	(485)	(378)
Net cash used in financing activities	(4,987)	(793)
Net decrease in cash	(4,464)	(404)
Cash at beginning of period	5,386	5,169
Cash at end of period	$922	$4,765

Supplemental cash flow information:
Cash paid for taxes	$66	$28

Non-Cash activities:
Sale of media credits	-	86
Notes for asset sales	470	-
Notes for member list	175	-

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

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K filed with the SEC on November 18, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX Corporation and its wholly owned subsidiary, BXI Exchange, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from these estimates.

Income (Loss) Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of April 30, 2012, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company had 7 unvested restricted stock units that were dilutive and 348 restricted stock units that were anti-dilutive as of April 30, 2012.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2012 and 2011 (in thousands, except per share data) (unaudited):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2012	2011	2012	2011

Net income available for shareholders	$230	$239	$814	$593

Weighted avg. outstanding shares of common stock	3,486	3,611	3,590	3,590
Dilutive effect of restricted shares	2	23	1	40
Common stock and equivalents	3,488	3,634	3,591	3,630
Earnings per share:
Basic	$0.07	$0.07	$0.23	$0.17
Diluted	$0.07	$0.07	$0.23	$0.16

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-months ended April 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and a branch office in Milwaukie, Oregon. These leases expire between October 31, 2012 and April 30, 2015.

Future minimum payments at April 30, 2012 under operating leases, for office space were as follows (in thousands):

	Executive office	Corporate-owned office	Total
Location:	Bellevue, WA	Milwaukie, OR
Expiration date:	April 30, 2015	October 31, 2012

Lease commitments for the year ending July 31,
2012(1)	40	2	42
2013	163	1	164
2014	166	-	166
2015	127	-	127

Total	$496	$3	$499

(1)	The expected payments for 2012 reflect future minimum payments for the three-month period from May 1, 2012 to July 31, 2012.

Rent expense, including utilities and common area charges, was $42 and $76, respectively for the three-month periods ended April 30, 2012 and 2011. Rent expense was $173 and $229 for the nine-month periods ended April 30, 2012 and 2011.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at April 30, 2012 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,
2012 (1)	8
2013	12

Total	$20

(1)	The expected payments for 2012 reflect future minimum payments for the three-month period from May 1, 2012 to July 31, 2012.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

On September 7, 2011, a lawsuit was filed by one of the Company’s shareholders against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3). The Company is advancing the defense costs of directors under its indemnity obligations. The complaint generally alleges breaches of fiduciary duties by the Company’s directors (as well as abuse of control, gross mismanagement, corporate waste, and unjust enrichment) in connection with the adoption of a Shareholders Rights Plan on March 11, 2011, the amendment of the Company’s Equity Incentive Plan on February 14, 2011 and award of restricted stock grants under the Plan in March 2011, a private placement of common stock to franchisees in March 2011 and our stock repurchase program. In a motion filed on May 1, 2012, plaintiff sought a preliminary injunction to exclude the votes at the annual meeting on May 14, 2012, of both the recipients of restricted stock grants under the Plan as well as the franchisees who participated in the 2011 private placement. On May 11, 2012, the King County Superior Court declined to enjoin the vote of the disputed shares at the annual meeting, but enjoined certification of the election results pending further order.

Management has regular litigation reviews, including updates from outside counsel, to assess the need for accounting recognition or disclosure of contingencies relating to pending lawsuits. The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable, and the amount can be reasonably estimated. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items which management believes should be disclosed.

Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. Although management currently believes resolving the foregoing proceeding will not have a material adverse impact on our financial statements, management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

As discussed above, plaintiff Polonitza filed a lawsuit against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims. ITEX does not believe a favorable result for Mr. Polonitza is likely. However, if Mr. Polonitza were to be successful in electing his two nominees, it would result in a change in control of the Company. Certain employees have change in control agreements, entitling them to immediate vesting of restricted stock awards, and immediate and conditional payments whenever the incumbent directors cease to constitute a majority of ITEX’s board. CEO Steven White would be entitled to a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation. As of July 31, 2011, the dollar value of these entitlements would be $250 plus equity-based compensation valued at $822 and additional costs of $85. Other employees would receive equity-based compensation valued at $670 if there were to be a change of control in ITEX’s board. In addition, if plaintiff’s slate of directors were elected and fired Mr. White, either by the Company “without cause,” or by Mr. White “for good reason,” Mr. White would be entitled to a severance payment equal to twice his base salary or an additional $500 as of July 31, 2011. Additional employees would be entitled to aggregate severance payments of $245 if terminated by ITEX within a three-year protection period after a change in control, unless terminated for cause. The total cost to ITEX related to compensatory matters alone could exceed $2,500. A change in control would allow Mr. Polonitza to reimburse his proxy expenses, which he estimated in his proxy materials to be $100. The effect of the Polonitza litigation could be significant and if he were to prevail, it would have a material adverse effect upon the Corporation’s operations, financial condition, and financial statements taken as a whole.

From time to time we are subject to a variety of claims and litigation incurred in the ordinary course of business. In our opinion, the outcome of other pending legal proceedings, individually or in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the nine-months ended April 30, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2012 is similar to that used in the period ending April 30, 2011. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2012 is lower to that used in the three and nine-month periods ending April 30, 2011, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

As of April 30, 2012 we have recognized a net income tax expense of $421 which is our estimated federal and state income tax liability for the nine months ended April 30, 2012 net of the impairment of certain state deferred tax asset recorded during 2011. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of April 30, 2012 the net deferred tax benefit was $5,050.

Effective January 1, 2009, we account for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, we are required to make subjective assumptions and judgments regarding income tax exposures. The result of the reassessment of our tax positions did not have an impact on the consolidated financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 16, 2012, the Company commenced a partial tender offer to purchase up to 1,000 shares of its common stock, at a price of $4.20 per share. The tender offer expired on April 13, 2012. Based on the final tabulation by OTR, Inc., the depositary for the tender offer, approximately 1,238 shares of ITEX common stock were properly tendered and not withdrawn and not excluded because tendered conditionally. ITEX accepted for purchase 1,073 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $4.20 per share, for an aggregate cost of $4,506, excluding fees and expenses relating to the tender offer. The total number of shares purchased in the tender offer included an additional 73 shares purchased pursuant to ITEX’s right to increase the number of shares purchased by no more than 2 percent of its outstanding shares, without amending or extending the tender offer. The shares purchased in the tender offer represented approximately 26.5% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of April 30, 2012.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In the nine-month period ended April 30, 2012, 17 shares at an average cost of $3.96 per share were purchased.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

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

In March 2011, the Company issued 5 restricted shares to a consultant who is also a Board of Director, valued at the grant date stock price of $4.25 per share, with a vesting period of one year from the date of grant. The fair value of these shares as of the grant date was $21. The grant was amortized to compensation expense over the respective requisite service period of one year.

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), that increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan by an additional 400 shares to bring the total common shares authorized under the plan to 800 shares. Eight shares remained available for future grants under the 2004 Plan for the period ended April 30, 2012.

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

At April 30, 2012, 354 shares of common stock granted under the 2004 Plan remained unvested. At April 30, 2012, the Company had $1,407 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately seven years.

NOTE 7 – SUBSEQUENT EVENTS

On June 1, 2012, the Board of Directors declared a cash dividend in the amount of $0.04 per share, payable on June 20, 2012 to stockholders of record as of the close of business on June 11, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies and our future financial performance. Forward-looking statements reflect our expectations and assumptions only as of the date of this report and are subject to risks and uncertainties. Actual events or results may differ materially. We have included a detailed discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements in the section titled “Risk Factors” below. We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

Overview

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”). We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately 25 thousand member businesses (our “members”) to trade products and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” ).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011). Our third quarter is the three-month period from February 1, 2012 to April 30, 2012 (“three-month period ended April 30”). The Company’s first nine months is from August 1, 2011 to April, 30, 2012. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

Comparative Results. For the three-months ended April 30, 2012, as compared to the three-months ended April 30, 2011, our revenue decreased by $173, or 4%, from $3,960 to $3,787, our income from operations decreased by $64, or 16%, from $388 to $324 and our net income decreased by $9, or 4% from $239 to $230. For the nine-month period ended April 30, 2012, as compared to the nine-month period ended April 30, 2011, our revenue decreased by $504, or 4%, from $12,490 to $11,986, our income from operations decreased by $68, or 7%, from $916 to $848 and our net income increased by $221, or 37% from $593 to $814.

•	Revenue Sources. Our decrease in revenues for the nine-months ended April 30, 2012 was primarily attributable to the reduction in our web services revenue. Our primary source of web services revenue since the third quarter of fiscal 2009 had been derived from subscription fees, transactional, support and consulting fees primarily from one web services client. On February 28, 2011, the web services agreement was terminated by the customer. For the three-months ended April 30, 2012, as compared to the three-months ended April 30, 2011, our web services revenue decreased by $303, from $303 to $0. For the nine-months ended April 30, 2012, as compared to the nine-months ended April 30, 2011, our web services revenue decreased by $695, from $695 to $0.

Revenue from our core business of association and transaction fees increased for the three and nine-month period ending April 30, 2012, by $205 and $403, respectively, when compared to the corresponding 2011 period.

•	Revenue Trends and Growth. As discussed above, due primarily to the reduction in our web services revenue, we experienced a downturn in overall revenue this quarter compared to 2011, and do not anticipate that any web services revenue will be generated during 2012. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 28% recurring revenues from association fees. Approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

•	Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker. We added 13 new brokers in 2011 and 2012 as a result of this and other initiatives.

•	Corporate-owned Offices. The ITEX system is approximately 98% broker managed and 2% corporate operated. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire an exchange’s members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new and existing franchisees, and a member list asset that continues to be owned by ITEX.

•	Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies.

•	Geographical expansion. We have acquired eight trade exchange membership lists since 2005 and integrated them into the ITEX system. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members is to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. We reduced our cash during the quarter as a result of the completion of a partial tender offer in which $4,506 was returned to stockholders through the purchase of 1,073 shares of ITEX common stock. At April 30, 2012, we had a cash balance of $922, compared to a balance of $5,386 at July 31, 2011. Our net cash flows provided by operating activities were $781 for the nine-month period ended April 30, 2012, compared to $546 for the corresponding period the previous year. We intend to continue to strengthen our business model, which has the ability to generate consistent cash flows with low capital expenditure requirements. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$3,787	$3,960	$11,986	$12,490

Cost of marketplace revenue	$2,445	$2,336	$7,763	$7,578
Operating expenses	1,018	1,236	3,375	3,996
Income from operations	324	388	848	916

Other income (expense)	25	13	387	66
Income before income taxes	349	401	1,235	982

Provision for income taxes	119	162	421	389

Net income	$230	$239	$814	$593

Net income per common share:
Basic	$0.07	$0.07	$0.23	$0.17
Diluted	$0.07	$0.07	$0.23	$0.16

Average common and equivalent shares:
Basic	3,486	3,611	3,590	3,590
Diluted	3,488	3,634	3,591	3,630

Revenue for the three-months ended April 30, 2012, as compared to the corresponding period of fiscal 2011 decreased by $173, or 4%. Revenue for the nine-month period ended April 30, 2012, as compared to the corresponding nine-month period of fiscal 2011, decreased by $504, or 4%. The decrease in revenues for the three-months ended April 30, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $345, offset somewhat by an increase in our transaction fees of $205. The decrease in revenues for the nine-months ended April 30, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $798, offset somewhat by an increase in our association fees of $46 and an increase in transaction fees of $357.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses increased by $109, or 5% for the three-month period ended April 30, 2012, compared to the corresponding period of fiscal 2011. Cost of Marketplace revenue increased by $185, or 2% for the nine-month period ended April 30, 2012, compared to the corresponding period of fiscal 2011. The cost of Marketplace revenue increases for both periods were in line with the corresponding increase in transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $218, or 18% for the three-months ended April 30, 2012, compared to the corresponding period of fiscal 2011. Operating expenses decreased by $621, or 16% for the nine-month period ended April 30, 2012, compared to the corresponding period of fiscal 2011.

The decrease in operating expenses in the three-months ended April 30, 2012, as compared to the corresponding period of fiscal 2011, resulted from a $167 decrease in selling, general and administrative expense, and a $73 decrease in depreciation and amortization.

The primary decrease in operating expenses in the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, resulted from a $381 decrease in selling, general and administrative expenses which included a $310 decrease in legal expenses.

Income from operations for the three-months ended April 30, 2012, as compared to the corresponding quarter of fiscal 2011, decreased by $64, or 16%. Income from operations for the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, decreased by $68, or 7%.

Net income for the three-months ended April 30, 2012, as compared to the corresponding period of fiscal 2011, decreased by $9, or 4%. Net income for the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, increased by $221, or 37%. The increase in nine-month period net income is primarily attributable to a gain on the sale of corporate-owned offices during the second quarter of 2012.

Earnings per share, both basic and diluted, were the same per share in the three-months ended April 30, 2012 compared to the three-months ended April 30, 2011. Earnings per share, basic, increased $0.06 to $0.23 per share and earnings per share, diluted, increased $0.07 to $0.23 per share for the nine-month period ended April 30, 2012 compared to the nine-month period ended April 30, 2011.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended April 30, 2012 and 2011 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2012		2011		2012		2011

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,787	100%	$3,960	100%	$11,986	100%	$12,490	100%

Costs and expenses:
Cost of Marketplace revenue	2,445	65%	2,336	59%	7,763	65%	7,578	61%
Salaries, wages and employee benefits	509	13%	487	12%	1,481	12%	1,504	12%
Selling, general and administrative	435	11%	602	15%	1,655	14%	2,036	16%
Depreciation and amortization	74	2%	147	4%	239	2%	456	4%
	3,463	91%	3,572	90%	11,138	93%	11,574	93%

Income from operations	324	9%	388	10%	848	7%	916	7%

Interest income, net	25	0%	13	0%	75	0%	33	1%
Gain on sale of assets, net	0	0%	0	0%	312	3%	33	0%

Income before income taxes	349	9%	401	10%	1,235	10%	982	8%

Provision for income taxes	119	3%	162	4%	421	3%	389	3%

Net income	$230	6%	$239	6%	$814	7%	$593	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	increase (decrease)	2012	2011	increase (decrease)

Transaction fees	$2,567	$2,362	9%	$8,117	$7,760	5%
Association fees	1,163	1,163	0%	3,588	3,542	1%
Other revenue	57	435	-87%	281	1,188	-76%
	$3,787	$3,960	-4%	$11,986	$12,490	-4%

Total revenue decreased by $173, or 4%, for the three-months ended April 30, 2012, as compared to the corresponding period ended April 30, 2011. Total revenue decreased by $504, or 4% for the nine-month period ended April 30, 2012, as compared to the nine-month period ended April 30, 2011. The decrease in revenues for the three-months ended April 30, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $345, offset somewhat by an increase in our transaction fees of $205. The decrease in revenues for the nine-months ended April 30, 2012 was primarily due to the reduction in our web service and media initiatives which decreased by $798, offset somewhat by an increase in our association fees of $46 and an increase in transaction fees of $357.

Transaction fee revenue for the three-months ended April 30, 2012, as compared to the corresponding quarter of fiscal 2011, increased by $205, or 9%. Transaction fee revenue for the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, increased by $357, or 5%. The increase for both the three and the nine-month periods is the result of the increase in the volume of transactions that took place in the ITEX Marketplace.

Association fee revenue for the three-months ended April 30, 2012, as compared to the corresponding quarter of fiscal 2011, was the same at $1,163 per period. Association fee revenue for the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, increased by $46, or 1%. The increase for the nine-month periods is the result of an increase in the net members participating in the ITEX Marketplace.

Other revenue for the three-months ended April 30, 2012, as compared to the corresponding quarter of fiscal 2011, decreased by $378, or 87%. Other revenue for the nine-months ended April 30, 2012, as compared to the corresponding quarter of fiscal 2011, decreased by $907, or 76%. The decrease in other revenues was primarily from the reduction of our web services revenues which generated $0 in both the three and nine-months ended April 30, 2012, as compared to $345 and $798, respectively, for the corresponding periods in 2011. In addition, ITEX dollar revenue utilized in the Marketplace during the three and nine-months ended April 30, 2012 decreased by $6 and $51, respectively, when compared to the corresponding periods in 2011.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $18 and $24 as ITEX dollar revenue for the three-months ended April 30, 2012 and 2011, respectively. We recorded $142 and $193 as ITEX dollar revenue for the nine-months ended April 30, 2012 and 2011, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ending April 30, 2012 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	increase (decrease)	2012	2011	increase (decrease)

Transaction fee commissions	$1,938	$1,644	18%	$5,944	$5,416	10%
Association fee commissions	425	370	15%	1,268	1,185	7%
Corporate-owned office costs	17	219	-92%	292	671	-56%
Other costs of revenue	65	103	-37%	259	306	-15%
	$2,445	$2,336	5%	$7,763	$7,578	2%

Costs of Marketplace revenue as percentage of total revenue	65%	59%		65%	61%

Costs of Marketplace revenue for the three-months ended April 30, 2012, as compared to the three-months ended April 30, 2011, increased by $109, or 5%. Costs of Marketplace revenue for the nine-month period ended April 30, 2012, as compared to nine-month period ended April 30, 2011, increased by $185, or 2%. The overall increase in costs of Marketplace revenue corresponds to the increase in total revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue also increased for both the three and nine-month periods ended April 30, 2012, respectively because of the increase in commissions paid out due to the sale of corporate-owned offices to new brokers. Corporate-owned offices have no associated commissions due ─ however, transaction and association fee commissions are paid out once a corporate-owned office is sold.

Transaction fee commissions increased by $294, or 18% for the three-months ended April 30, 2012, as compared to the corresponding period of fiscal 2011. Transaction fee commissions increased by $528 or 10% for the nine-month period ended April 30, 2012 as compared to the corresponding period of fiscal 2011. The increase in transaction fee commissions for both the three and nine-month periods is due to increases in the transaction fee revenue and the 2012 sale of corporate-owned offices.

Association fee commissions increased by $55 and $83, or 15% and 7%, respectively for the three and nine-month periods ended April 30, 2012 as compared to the corresponding periods of fiscal 2011. The increase in association commissions was due to the increase in association fee revenue for the same periods and due to the impact from the sale of corporate-owned offices.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $202 and $379, or 92% and 56%, respectively for the three and nine-month periods ended April 30, 2012 as compared to the corresponding periods of fiscal 2011. The decrease is due to decreased expenses associated with managing a portion of the web services initiatives out of our corporate-owned stores, the expiration of an office lease and ancillary costs as a result of the sale of corporate-owned offices.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $38 and $47 or 37% and 15%, respectively for the three and nine-month periods ended April 30, 2012 as compared to the corresponding periods of fiscal 2011.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	increase	2012	2011	decrease

Corporate salaries, wages and employee benefits	$509	$487	5%	$1,481	$1,504	-2%

Corporate salaries, wages and employee benefits as percentage of total revenue	13%	12%		12%	12%

Salaries, wages and employee benefits increased by $22, or 5%, for the three-month period ended April 30, 2012 and decreased by $23, or 2%, for the nine-month period ended April 30, 2012 as compared to the corresponding period of fiscal 2011. The increase for the three-month period is primarily related to a full quarter of expense related to employee stock grants whereas in 2011 only one month of similar expense was incurred. The decrease in the nine-month period is primarily related to decreased headcount costs from the planned reduction in the staff required to manage the terminated web services. This is offset somewhat, by an increase in stock-based compensation of $37 and $158 as compared to the corresponding three and nine-months, respectively in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	decrease	2012	2011	decrease

Selling, general and administrative expenses	$435	$602	-28%	$1,655	$2,036	-19%

Selling, general and administrative expenses as percentage of total revenue	11%	15%		14%	16%

Selling, general and administrative expenses decreased by $167 and by $381, or 28% and 19%, respectively, for the three and nine-month periods ended April 30, 2012, as compared to the three and nine-month periods ended April 30, 2011. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease is due primarily to a decrease in legal fees. Legal fees for the three and nine-month periods ended April 30, 2012 decreased by $174 and by $310, or 66% and 41%, respectively, compared to the three and nine-months ended April 30, 2011. The primary decrease in legal fees was due to the Company prevailing and ending its defense of a litigation matter initiated in 2003. This decrease was offset by $155 in legal fees incurred as a result of a stockholder derivative claim expensed in the nine-months ended April 30, 2012.

Additionally, rent expense for the three-months ended April 30, 2012 decreased by $34, or 45% to $42 as compared to $76 for the three-months ended April 30, 2011. Bad debt expense for the nine-months ended April 30, 2012 decreased by $70, or 25% to $207 as compared to $277 for the nine-months ended April 30, 2011.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	decrease	2012	2011	decrease

Depreciation and amortization	$74	$147	-50%	$239	$456	-48%

Depreciation and amortization as percentage of total revenue	2%	4%		2%	4%

Depreciation and amortization decreased by $73 and $217, or 50% and 48%, respectively for the three and the nine-month periods ended April 30, 2012, as compared to the three and the nine-month periods ended April 30, 2011. Depreciation and amortization also decreased as a percentage of total revenues in the three and nine-month periods ended April 30, 2012 compared to the corresponding periods in 2011. There have been no material additions of property and equipment and intangible assets in 2012, which along with expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2012	2011	increase	2012	2011	increase

Interest income	$25	$13	92%	$75	$33	127%
Gain on sale of assets	$-	$-	-	$312	$33	845%
Other income	$25	$13	92%	$387	$66	486%

Other income, as percentage of total revenue	1%	0%		3%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we have increased the amount of outstanding loans to our brokers. Since the end of fiscal 2011, these loans have increased to $1,625 from $909. Each loan is primarily secured by the broker’s ITEX office. Other income for the nine-month period ended April 30, 2012 includes a $318 gain on the sale of corporate-owned offices offset by a loss of $6 on the disposition of fixed assets. Other income for the nine-month period ended April 30, 2011 includes a $35 gain on the sale of advertising credits offset by a loss of $1 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended April 30				Nine-months ended April 30,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$121	35%	$146	35%	$429	35%	$350	35%
State income taxes	(2)	-1%	16	4%	(8)	-1%	39	4%

Provision for income taxes	$119	34%	$162	39%	$421	34%	$389	39%

We recognized a $119 and $421 provision for income taxes, in the three and nine-month periods ended April 30, 2012, respectively, as compared to the $162 and $389 provision for income taxes in the three and nine-month periods ended April 30, 2011. Provision for income taxes decreased by $43 for the three-months ended April 30, 2012, as compared to the corresponding period of fiscal 2011. The decrease was due to a decrease in taxable income in the three-months ended April 30, 2012. The provision for income taxes increased by $32 for the nine-month period ended April 30, 2012, as compared to the corresponding period of fiscal 2011, due to the corresponding increase in pre-tax income.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2012 is similar to that used in the period ending April 30, 2011. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2012 is lower to that used in the three and nine-month periods ending April 30, 2011, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are cash flows provided by operating activities, existing cash and cash equivalents, and a line of credit facility. As of April 30, 2012 and July 31, 2011, we had $922 and $5,386, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2012. We have no outstanding balance on our line of credit as of April 30, 2012.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2012 and 2011 (in thousands) (unaudited):

	Nine-months ended April 30,
	2012	2011

Cash provided by operating activities	$781	$546
Cash used in investing activities	(258)	(157)
Cash used in financing activities	(4,987)	(793)
Decrease in cash	$(4,464)	$(404)

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

Operating Activities

For the nine-months ended April 30, 2012, net cash provided by operating activities was $781 compared with $546 in the nine-months ended April 30, 2011 an increase of $235, or 43%. The increase in net cash provided by the operating activities is primarily the result of an increase in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2012	2011

Net income	$814	$593
Add: non-cash expenses	537	868
Add: changes in operating assets and liabilities	(570)	(915)
Net cash provided by operating activities	$781	$546

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Nine-months ended April 30,
	2012		2011
	Amount	Percent of total	Amount	Percent of total

Credit cards	$7,868	68%	$7,432	65%
Electronic funds transfer	2,907	25%	2,928	26%
Cash and checks	876	7%	975	9%
Cash received from Marketplace members	$11,651	100%	$11,335	100%

Investing Activities

Net cash used in investing activities was primarily the result of a business acquisition, purchase of property and equipment and intangible assets, and advances on loans offset by the collections on notes receivable.

For the nine-months ended April 30, 2012, net cash used by investing activities was $258 compared with $157 used in investing activities in the nine-months ended April 30, 2011, an increase of $101, or 64%. In the nine-months ended April 30, 2012, the net cash used in investing activities was primarily related to $175 purchase of a member list that was subsequently sold to a broker, $255 in loans made to brokers, $13 in purchases of property and equipment, offset by $185 in payments on existing notes receivables. In the nine-months ended April 30, 2011, the net cash used in investing activities was primarily related to $164 in loans made to brokers, $72 cash consideration paid for the acquisition of a trade exchange membership list and $19 in purchases of new equipment, offset by $98 in payments received from notes during the period.

Financing Activities

Our net cash used in financing activities typically consists of cash dividends to stockholders and discretionary repurchases of our common stock. During the three-months ended April 30, 2012, we utilized $4,506 to complete a partial tender offer in which 1,073 shares of ITEX common stock were purchased.

For the nine-months ended April 30, 2012, net cash used in financing activities was $4,987 compared with $793 used in financing activities in the nine-months ended April 30, 2011, an increase of cash used in financing activities of $4,194, or 529%. The increase is primarily due to the tender offer purchase of 1,073 shares of our common stock and an increase of our cash dividend paid out to stockholders from $378 in the nine-months ending April 30, 2011 to $485 paid in the nine-months ending April 30, 2012. In addition, we also repurchased 17 shares of our common stock during the nine-months ending April 30, 2012 through the stock repurchase program.

Commitments

We lease office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington, and a branch office in Milwaukie, Oregon. These leases expire between October 31, 2012 and April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at April 30, 2012 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2012 (1)	42	8	50
2013	164	12	176
2014	166	-	166
2015	127	-	127

Total	$499	$20	$519

(1)	The expected payments for 2012 reflect future minimum payments for the nine-month period from May 1, 2012 to July 31, 2012.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

For the nine-months ended April 30, 2012, our revenue decreased 4% compared to the same period in 2011. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. Other than extrapolating from historical data based on the size of the Marketplace, it is difficult for us to project the level of our revenues accurately. We have approximately 28% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

In July 2010, a dissident shareholder group led by Mr. Polonitza declared its intention to change the management structure of ITEX.  It nominated an opposition slate of individuals for election to replace our Board of Directors at the annual meeting of stockholders held in December 2010.  Although unsuccessful in 2010, Mr. Polonitza again nominated an opposition slate of individuals to replace a majority of our directors at the annual meeting held on May 14, 2012. In addition, Mr. Polonitza has filed a shareholder derivative lawsuit against the Company’s Board of Directors, and is also seeking to set aside the vote of certain shareholders who voted at the annual meeting. (See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements.”) A proxy contest and related litigation could negatively affect us because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may divert the attention of, damage morale and create instability among members of our Broker Network as well as our management and employees, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest and related litigation are substantial;

•	A proxy contest, or the threat of one, could cause our stock price to experience periods of volatility or stagnation;

•	A successful election outcome by a dissident shareholder could result in a change in control of the Company, which would trigger employee change in control agreements and immediate vesting of restricted stock awards, resulting in substantial compensation charges and other expenses. (See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements.”) A change in control would allow Mr. Polonitza to reimburse his proxy expenses. The effect of a change in control would have a material adverse effect upon the Corporation’s operations, financial condition, and financial statements taken as a whole; and

•	A successful election outcome by a dissident shareholder who is also engaged in litigation against ITEX could further adversely affect the Company by resulting in an “insured v. insured exclusion” under our D&O insurance policy, which excludes indemnification for claims against directors and officers alleged by other directors and officers or policyholders under the same policy. There is a risk that our insurer would decline to cover claims, or that defense costs advanced by the Company during the pendency of the claim would later be determined to be not covered under the policy and would not be repaid or recovered. We cannot assure you that an adverse determination would not be made by our insurer which could have a material adverse effect on our business, financial condition and results of operations.

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

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. (See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”) Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $605 in 2010 to $909 in 2011 and $1,625 at April 30, 2012. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 – Legal Proceedings and Litigation Contingencies of the Notes to consolidated financial statements (Item 1) for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock purchased by us during the three-months ended April 30, 2012.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
02/01/12 - 02/28/12	-	-	-	-
03/01/12 – 03/31/12	-	-	-	-

04/01/12 - 04/30/12(1)	1,072,808	$4.20	-	$1,639,550

(1)	On March 16, 2012, we commenced a partial tender offer to purchase for cash up to 1,000,000 shares of our common stock at a price of $4.20 per share. This tender offer closed on April 13, 2012, after which we purchased and canceled a total of 1,072,808 shares at a cost of $4,505,831. This purchase represented approximately 26.5% of the outstanding common shares (including shares of unvested restricted stock).

(2)	On March 9, 2010, we announced that our Board of Directors authorized the repurchase of up to $2.0 million of our common stock. The stock repurchase program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the three months ended April 30, 2012, no shares were repurchased under this program. Amounts shown in column (d) reflect amounts remaining under the $2.0 million stock repurchase program.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 14, 2012	By:	/s/ Steven White
Steven White
Chief Executive Officer
Interim Chief Financial Officer

