Form 10-K
period 2012-07-31
ITEX CORP
filed 2012-10-23
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10 - K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2012.

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

The aggregate market value of the common stock held by non-affiliates of the Company as of January 31, 2012 was approximately $11,480,702 based upon 3,197,967 shares held by such persons and the closing bid price of $3.59 as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2012, we had 2,616,065 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference.

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2012

i

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

Broker Network

Brokers are independent contractors with respect to the Company. Combined, our corporate staff, brokers and their staff, and outside contractors total more than 350 individuals supporting the Marketplace. Because we depend on a high rate of repeat business, the quality of broker interactions with members is an important element of our business strategy. We develop strong, cooperative relationships with our Broker Network by providing training, marketing materials and programs, internet and computer-related support, incentive programs, and investments in customer relationship management technology.

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

We offer the sale of ITEX franchises to qualified individuals under our most current franchise agreement which we periodically amend as current events and circumstances deem necessary. Through our franchisees, we distribute our services by licensing our business ideas and concepts while retaining legal ownership of those concepts and ideas, including our name, logos, trademarks and member relationships. Our franchise agreement grants a limited license and right to use and operate a recognizable ITEX outlet to the franchisee by utilizing our business system, technology and proprietary marks. The franchise agreement allows us to oversee the obligations and responsibilities of the franchisee. Under federal and state franchise and business opportunity laws, franchisees are entitled to additional protections including the provision that many of the substantive aspects of the business relationship (e.g., termination, transfer, cancellation, and non-renewal) will be governed by state law. Refer to “Government Regulation” for more information.

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

Our main sources of revenue are transaction and association fees. We charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2012 and 2011, members made approximately 93% and 92%, respectively, of their payments through electronic funds transfer or by credit cards. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 98% and 92% of our total revenue in 2012 and 2011, respectively.

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

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in North America. We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o	A system that enables members to execute and track transactions in the Marketplace. We have internally developed an industry exclusive, comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.” This web based software solution provides members, brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance our multi-channel payment system that provides efficient internet access to ITEX members and our Broker Network.

o	A community where members can meet and safely transact with other members. Our website has a casual, community approach conveying to Marketplace members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. Our Broker Network and corporate staff monitor Marketplace transactions to ensure a fair and equitable environment for our members. Members may sell in the Marketplace only those products and services they have the legal right to sell, pursuant to our Trading Rules. We encourage members to use caution, common sense and practice safe transactions when using the Marketplace.

o	More regions in which to trade by increasing the size and effectiveness of our Broker Network. To attract new franchisees and increase the trade regions covered by the Marketplace, a portion of our website at www.itex.com provides information about our franchise program. We identify target markets, provide added detail about our company and business model, and allow potential franchisees to calculate sample financial forecasts.

o	Excellent customer service by the Broker Network and our corporate office. We provide training and support for new and existing brokers and refine our franchisee and broker operating manuals and related support materials on a continual basis. Additionally, we hold a convention and several regional meetings annually where we discuss and openly share solutions for current issues and proactively plan for future enhancements and benefits to our Marketplace.

o	A strong social media presence. We seek to leverage the power of social media to create and enhance relationships with and for our members as well as to attract new members to our Marketplace. We are on five of the leading social media websites, including Facebook, YouTube, LinkedIn, Google+ and Twitter.

Members

The Marketplace has approximately 23,500 members in the United States and Canada. The majority of members are businesses with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:

•	Attract new customers
•	Increase sales and market share
•	Add new channels of distribution

•	Utilize unproductive assets, surplus inventory or excess capacity

Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members. The following is a representative example of a transaction:

A dentist earns ITEX dollars by providing dental work to three new customers, the owner of a vacation resort, a restaurant owner, and a lawyer, all members of the Marketplace. These other members originally acquired ITEX dollars by providing products or services for other Marketplace members.

The dentist decides to remodel her office. Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $1,500 ITEX dollars. Upon completion of the job, the dentist authorizes the deduction of $1,500 ITEX dollars from her ITEX account, payable to the contractor’s ITEX account.

Sales, Marketing and Transactions

Sales

The primary function of new member enrollment is to grow the Marketplace member base, increase transactional opportunities and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base. Our brokers contact prospective members to market the benefits of joining the Marketplace. In addition, brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members. We offer a Member Referral Program that provides discounted association fees to existing members that refer new qualified members to the Marketplace.

Marketing

Our marketing strategy is to promote our Membership Trading Community brand and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business. Our marketing efforts include a program of support and education for our members and brokers in addition to continual upgrades and features of our website, www.itex.com, and tools for brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message. To promote the Marketplace, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means. In addition, we utilize national and web-based advertising campaigns.

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

Industry Overview

Our industry was developed approximately 50 years ago when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.” For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace, consisting of approximately 23,500 members served by our 90 locations. In 2011 we conducted an informal market analysis to determine the size of our industry, contacting hundreds of Exchanges across the United States. Based on our information, we estimate the industry size having approximately 300 exchange locations servicing 90,000 members, generating $680 million in gross merchandise value (GMV) transactions and $56 million in revenues.

Competition

We view our two primary competitors to be local Exchanges and internet distribution channels. We believe that we are the Exchange leader in the United States and Canada based on reported USD revenues, participating member businesses and regions served. Based on available industry information, we believe the next largest Exchange is International Monetary Systems, Ltd.

Internet distribution channel competitors include companies such as eBay, Travelocity, Priceline, Amazon and Overstock. Similar to our Marketplace, these companies provide distribution channels to move excess or surplus inventory. The greater the number of avenues to move excess inventory, the more competitive it is to attract businesses to trade their inventory in our Marketplace. We also compete with these companies with respect to price, ease of use and brand name awareness.

We compete primarily on a service basis, the number of products and services available in the Marketplace and the liquidity of ITEX dollars. We expect to encounter competition in our efforts to expand our Marketplace. In addition to existing Exchanges, new competitors can launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of members is necessary to offer a quality Exchange. We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in software. Each member of our senior management team has a minimum of 20 years of industry experience and our two technology software engineers have each been with ITEX for more than 10 years. Ultimately, we believe these elements require significant ramp-up times to make a competitive Exchange successful. Regardless, our competitors could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have. Such companies could be strong competitors if they decided to develop a focused business effort in our industry.

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

Our brokers are independent contractors, and it is the legal responsibility of the businesses comprising our Broker Network to pay and withhold all applicable federal and state income taxes (including estimated taxes), Social Security, Medicare and all applicable federal and state self-employment taxes, and in general to comply with all applicable federal, state, and local laws, statutes, codes, rules, regulations and standards, including but not limited to the Americans with Disabilities Act. However, certain federal and state laws and regulations are implicated by virtue of our relationship with our Broker Network. For example, state regulators may seek to hold us responsible for unrecognized tax liabilities or the actions of, or failures to act by, our brokers or their employees. See Item 1A ─ Risk Factors ─ We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our Brokers or their employees, which exposes us to possible adverse judgments, other liabilities and negative publicity. Furthermore, although we have prohibited the listing of illegal goods and services in the Marketplace and implemented other protective measures, we may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner. It is possible that government regulators and law enforcement officials could allege that our services aid and abet certain violations of certain laws. See Item 1A ─ Risk Factors ─ Use of our services for illegal purposes could damage our reputation and harm our business.

We store personal and financial information for members of the Marketplace and our brokers. Federal and state law requires us to safeguard our members’ and clients’ personal and financial information, including credit card information. See Item 1A ─ Risk Factors ─ Failure to comply with laws and regulations that protect our members’ personal and financial information could result in liability and harm our reputation. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. An adverse finding in one or more of these business relationship aspects could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our financial condition.

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

Proprietary Rights

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have registered service marks for the word mark ITEX®, as well as “ITEX” used in connection with our logo design. We may file additional service mark word and design applications for ITEX. We seek to police the use of our marks and to oppose any infringement. We have registered the internet domain name “ITEX.com” and other related domain names.

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

Employees

As of July 31, 2012, we had 22 full-time, part-time, contract or temporary employees – 21 in our corporate headquarters and one in a corporate-owned trade office. From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, and accounting or administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

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

Our revenue growth and success is tied to the operations of our independent Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

We service our member businesses primarily through our independent licensed broker and franchise network (individually, “broker”, together, the “Broker Network”) as well as through any corporate-owned offices we may operate from time to time. Our financial success primarily depends on our brokers and the manner in which they operate and develop their offices. We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term. Our inability to renew a significant portion of these agreements on terms satisfactory to our brokers and us could have a material adverse effect on our business, financial condition and results of operations. Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including industry trends, the strength of the local economy, the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses. There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base. If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

For the year ended July 31, 2012, our revenue decreased 4% compared to the same period in 2011. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees based on the GMV (gross merchandise value) of transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. We have been subject to increased expense levels as a result of responding to proxy contests, litigation and other actions by dissident stockholders. We may make investments in marketing, broker and member support, technology and further development of our operating infrastructure which entail long-term commitments. We may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The barter industry as a whole may be adversely affected by industry trends and economic factors. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

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

We could be negatively affected as a result of a proxy fight and related litigation

In July 2010, a dissident shareholder group declared its intention to change the management structure of ITEX.  It nominated an opposition slate of individuals for election to replace our Board of Directors at the annual meeting of stockholders held in December 2010.  Although unsuccessful in 2010, the founding member of the 2010 group again nominated an opposition slate of individuals to replace a majority of our directors at the annual meeting held in May 2012. In addition, the dissident shareholder filed a derivative lawsuit against the Board of Directors, and also the Company as a nominal defendant, and is also seeking to overturn certain Board actions as well as to set aside the vote of certain shareholders who voted at the 2012 annual meeting See Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. The extended proxy fight and related litigation has negatively affected the Company and could cause additional harm because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders is costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network as well as our management and employees, and adversely impacts our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific dissident agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation are substantial;

•	Proxy contests, or the threat of one, could cause our stock price to experience periods of volatility or stagnation;

•	A successful election outcome by a dissident shareholder in replacing a majority of our directors would result in a change in control of the Company, which would trigger employee change in control agreements and immediate vesting of restricted stock awards, resulting in substantial compensation charges and other expenses. See Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. A change in control could allow a dissident shareholder to reimburse his proxy expenses, resulting in substantial charges. The effect of a change in control by a dissident shareholder would have a material adverse effect upon the Company's operations, financial condition, and financial statements taken as a whole;

•	A successful election outcome by a dissident shareholder who is also engaged in litigation against ITEX could also potentially adversely affect the Company by resulting in an “insured v. insured exclusion” under our D&O insurance policy, which excludes indemnification for claims against directors and officers alleged by other directors and officers or policyholders under the same policy. There is a risk that our insurer would decline to cover claims, or that defense costs advanced by the Company during the pendency of the claim would later be determined to be not covered under the policy and would not be repaid or recovered. We cannot assure you that an adverse determination would not be made by our insurer which could have a material adverse effect on our business, financial condition and results of operations; and

•	The uncertainty created by the delay in certifying the election results of our last annual meeting could further negatively impact the stability and morale of our broker network as well as our management and employees. Overcoming the disruption, uncertainty, diversion of focus, and damaged morale within the organization and the Broker Network may adversely affect our financial condition and results of operations, and require motivational support in the form of various incentives.

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

Although we have prohibited the listing of illegal goods and services and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or services could harm our business. In addition, negative media publicity relating to the listing or sale of unlawful goods and stolen goods using our services could damage our reputation, diminish the value of our brand, and make members reluctant to use our services.

ITEX’s trade dollar currency, ITEX dollars, is also susceptible to potentially illegal or improper uses. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures taken by ITEX as administrator and as a third-party record-keeper to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using ITEX dollars. Any resulting claims or liabilities could harm our business.

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

Unplanned system interruptions or system failures could harm our business and reputation

Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits. Our revenue depends on members using our processing services. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential members to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation. Furthermore, any system failures could result in damage to our members’ and brokers’ businesses. These persons could seek compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

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

Failure to comply with laws and regulations that protect our members’ and brokers’ personal and financial information could result in liability and harm our reputation

We store personal and financial information for members of the Marketplace and our brokers. Privacy concerns relating to the disclosure and safeguarding of personal and financial information have drawn increased attention from federal and state governments. Federal and state law requires us to safeguard our members’ and brokers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of this personal and financial information, breaches of our privacy may occur. To the extent the measures we have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information or data could harm our reputation. In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future. Changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change our business practices. Establishing systems and processes to achieve compliance with these new requirements may increase our costs and could have a material adverse effect on our business, financial condition and results of operations.

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. See Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we lose the services of our chief executive officer, our business could suffer

We believe our performance depends substantially on the continued services of our Chief Executive Officer, Steven White. Mr. White also currently fills the executive positions of Interim Chief Financial Officer and Chief Accounting Officer. Our board places heavy reliance on Mr. White’s experience and management skills. We have not entered into a formal employment agreement with Mr. White, other than an agreement to receive a payment in connection with a “change of control,” as defined in the agreement. Mr. White has been awarded restricted stock grants as a long-term retention incentive. If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience. Corporate staff and our franchisees and brokers could lose confidence in the direction and stability of the Company and choose to pursue other opportunities. In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired eight trade exchange membership lists since 2005 and integrated them into the Marketplace. We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 7.2% and 7.8% in the years ended July 31, 2012 and 2011, respectively. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the USD could continue to affect our revenues, cost of sales, operating margins and result in exchange losses.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $909 at July 31, 2011 to $1,619 at July 31, 2012. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. We lease properties in the following locations that are utilized by our senior management, sales and marketing, finance, general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$13,778	April 30, 2015

Milwaukie, Oregon (1)	768	425	October 31, 2012

(1)	We entered into this lease as part of a 2011 acquisition (refer to “Overview” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II Item 7.)

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

  For information regarding legal proceedings, refer to Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During the period from August 1, 2011 through July 22, 2012, our common stock traded on the OTC Bulletin Board (“OTCBB”) under the symbol “ITEX.” As of July 23, 2012, our common stock ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “ITEX.” The range of high and low closing bid prices for our common stock for each quarter during the two most recent years is as follows:

	High	Low	High	Low *
First Quarter	$4.00	$2.96	$5.25	$4.57
Second Quarter	$3.50	$2.96	$4.85	$4.10
Third Quarter	$4.15	$3.25	$4.70	$4.17
Fourth Quarter	$3.96	$3.78	$4.27	$3.85

This table reflects the range of high and low closing bid prices for our common stock during the indicated periods, as compiled by the OTCQB based on trading information reported by the FINRA Composite Feed or other qualified interdealer quotation medium. The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

There were 598 holders of record of our common stock as of July 31, 2012. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During the fourth quarter of 2010, the board of directors declared and paid our first cash dividend in the amount of 2.5 cents per share.  In the second quarter of 2011, the board increased the quarterly dividend to 4.0 cents per share. In subsequent periods, we have continued to pay dividends of 4.0 cents per share each quarter or 16.0 cents per share annually.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/12 - 5/31/12	-	-	-	-
6/01/12 – 6/30/12	-	-	-	-
7/01/12 - 7/31/12	120	$4.00	-	$1,560,570

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

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

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”). We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately twenty-three thousand five hundred member businesses (our “members”) to trade products and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2012” for August 1, 2011 to July 31, 2012, “2011” for August 1, 2010 to July 31, 2011). Our fourth quarter is the three-month period from May 1, 2012 to July 31, 2012 (“fourth quarter”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the year and our outlook (in thousands except per share data):

•	Comparative Results. For the year ended 2012, as compared to 2011, our revenue decreased by $638, or 4%, from $16,424 to $15,786. However, our core revenue increased in 2012, and income from operations increased by $7, or 1%, from $1,103 to $1,110.

•	Revenue Sources. Our decrease in revenues for 2012 was primarily due to a reduction in revenues from media and web services which represented approximately 5%, of our total revenues in 2011. No revenue was derived from media or web services in 2012. Our principal contract generating web services revenue was terminated during 2011. Our core revenue streams, which are Association and Transaction fees, increased in 2012. Association revenue increased $31, or 1% from $4,716 to $4,747 and our Transaction revenue increased $265, or 3% from $10,385 to $10,650.

•	Corporate-owned Offices. The ITEX system is approximately 99% broker managed. We currently have one corporate-operated office. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we may complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we add exchange members through a business acquisition is to incubate the asset with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off members to new franchises. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Revenue Trends and Growth. Our reduction in revenue this year was due to exiting our media and web services. During 2012 we did see growth in our core business, however we believe we would have recognized more core revenue growth absent the distraction and disruption caused by the ongoing proxy contest and litigation with dissident shareholders (See Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” and the Risk Factor above “We could be negatively affected as a result of a proxy fight and related litigation”). Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our net revenues each year come from transactions occurring during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	marketing the benefits of participation in the Marketplace;

o	adding new brokers.

In fiscal 2011 and 2012, our national and web-based advertising campaigns emphasized the benefits of participation in the ITEX Marketplace. We were able to utilize advertising credits obtained in a business acquisition for a majority of the national ad placements.

Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.

•	Supporting Members, Brokers and Employees. We enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies.

In addition, we seek to provide stability amongst our stakeholders to enhance the value creation capabilities of the organization. Since 2008, ITEX has been subject to several takeover attempts, including an unsolicited tender offer and two election contests by which dissident stockholders have attempted to take control of the Board of Directors. In management’s view, these takeover attempts have created disruption, uncertainty, diversion of focus, and have damaged morale within the organization and the Broker Network. We believe we would have recognized more core revenue growth over the last two fiscal years without the ongoing disruption caused by these takeover efforts. During the quarter ended April 30, 2011, we acted to shore up morale and commitment among the Broker Network and our staff. The Board awarded restricted stock grants to employees under long-term service-based vesting periods both to compensate them and to serve as a retention incentive. See Financial Statements, Note 10 – Share-Based Payments. These awards served, in part, as retention bonuses to protect our employee assets by reducing turnover costs and helping make ITEX a more compelling place to stay and work, even in uncertain and turbulent times. Awards also provide a performance incentive and closely align employee interests with those of the stockholders. The Board also acted to incentivize members of the Broker Network by providing them with a way to utilize their own income to make an installment-based investment in the common stock of the Company, aligning their interests with stockholders and further increasing their personal stake in our long-term success. See Financial Statements, Note 11 – Share-Based Payments. Each of these Board actions, among others, is being challenged by a dissident stockholder who has filed a shareholder derivative lawsuit against the Company’s Board of Directors. The dissident also sought to enjoin the voting of the employee and broker shares at our most recent annual meeting. See Note 11 ― “Legal Proceedings” included in the “Notes to Consolidated Financial Statements.” and the Risk Factor above “We could be negatively affected as a result of a proxy fight and related litigation”.

•	Geographical expansion. We have acquired eight trade exchange membership lists since 2005 and integrated them into the Marketplace. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members is to incubate the new members with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. Our financial condition and balance sheet remained strong at July 31, 2012, with cash of $1,942 compared to $5,386 at the same period in 2011. We reduced our cash during the third quarter of fiscal 2012 as a result of the completion of a partial tender offer in which $4,506 was returned to stockholders through the purchase of 1,073 shares of ITEX common stock. Our net cash flows provided by operating activities were $1,892 for the year ended July 31, 2012, compared to $1,684 for the previous year. The increase is primarily due to a decrease of $250 in deferred revenue. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. We initiated a $2,000 stock repurchase plan during the 2010 year which is still in effect. During 2012 we repurchased $68 of our stock through the stock repurchase plan.

In May 2010, the board initiated a quarterly cash dividend program. Since the inception of the program through July 31, 2012, we have distributed $1,234 in cash dividends.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2012	2011

Revenue	$15,786	$16,424

Cost of marketplace revenue	$10,165	$10,159
Operating expenses	4,511	5,162
Income from operations	1,110	1,103

Other income/(expense)	414	149
Income before income taxes	1,524	1,252

Income tax expense	555	551
Net income	$969	$701

Net income per common share:
Basic	$0.29	$0.19
Diluted	$0.29	$0.19

Average common and equivalent share:
Basic	3,344	3,604
Diluted	3,345	3,648

Year ended July 31, 2012 and 2011. Marketplace and other revenue for the year ended July 31, 2012, decreased $638 or 4% to $15,786 from $16,424 during the prior year. This decrease was primarily due an $811 decrease in our media and web services revenue.

Association revenue increased $31 or 1% to $4,747 from $4,716. The association revenue increase was due to an increase in the number of members assessed association fees. Transaction revenue increased $265 or 3% to $10,650 from $10,385. The transaction revenue increase was due to higher transaction volume in the Marketplace in 2012 when compared to 2011.

Income before income taxes for the year ended July 31, 2012 was $1,524, an increase of $272 or 22% from income before income taxes in 2011 of $1,252. We attribute this increase in taxable income primarily to the sale of two of our corporate-owned offices, a year-long effort in reducing SG&A and a reduction in depreciation and amortization, when combined, was offset somewhat by the decrease in media and web services revenue.

Earnings per share increased by $0.10 to $0.29 per share for the year ended July 31, 2012, from $0.19 per share for the year ended July 31, 2011.

Selected Quarterly Financial Results

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,791	$4,229	$3,787	$3,979	$15,786
Income from operations	$261	$626	$324	$(101)	$1,110
Net cash flows from operating activities	$452	$501	$(172)	$1,111	$1,892
Total stockholders' equity	$14,792	$15,150	$10,812	$10,940	$10,940

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$4,112	$4,417	$3,960	$3,935	$16,424
Income from operations	$292	$235	$388	$188	$1,103
Net cash flows from operating activities	$354	$437	$(245)	$1,138	$1,684
Total stockholders' equity	$14,993	$15,012	$14,724	$14,758	$14,758

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2012 and 2011, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2012		2011
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$15,786	100%	$16,424	100%

Costs and expenses:
Cost of Marketplace revenue	10,165	64%	10,159	62%
Salaries, wages and employee benefits	1,977	13%	2,001	12%
Selling, general and administrative	2,226	14%	2,573	16%
Depreciation and amortization	308	2%	588	4%
	14,676	93%	15,321	94%

Income from operations	1,110	7%	1,103	6%
Other income, net	414	3%	149	1%

Income before income taxes	1,524	10%	1,252	7%

Income tax expense (benefit)	555	4%	551	3%

Net income	$969	6%	$701	4%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Broker offices:

Association fees	$4,610	5%	$4,406
Transaction fees	10,374	7%	9,737
Other revenue	193	-82%	1,078

Corporate owned offices:

Association fees	137	-56%	310
Transaction fees	276	-57%	648
Other revenue	8	-62%	21

Revenue, subtotal	$15,598	-4%	$16,200

ITEX dollar revenue	$188	-16%	$224

Total Revenue	$15,786	-4%	$16,424

Year ended July 31, 2012 and 2011. Revenue decreased by $638 or 4% for the year ended 2012 compared to 2011. This decrease was primarily due an $811 decrease in our media and web services revenue. Association revenue increased $31 or 1% to $4,747 from $4,716. The association revenue increase was due to an increase in the number of members assessed association fees. Transaction revenue increased $265 or 3% to $10,650 from $10,385. The transaction revenue increase was due to higher transaction volume in the Marketplace in 2012 when compared to 2011.

Corporate-owned offices association fee, transaction fee and other revenue decreased $558 or 57% from $979 to $421, as we sold our two largest corporate-owned offices during 2012. Our practice is to manage corporate-owned offices internally until the assets can be distributed to existing franchisees or sold to new franchisees.

The decrease in other revenue is primarily related to the termination of our web services revenue initiatives which began in February 2009. The revenue generated from platform subscription, support and consulting fees resulting from these arrangements amounted to $0 and $699 for the years ended July 31, 2012 and 2011, respectively. In 2011, the web services agreements were terminated by the client. During 2012 we reduced expenses that were associated with web services so that the operating income impact would be minimized. In addition, our media services efforts were terminated in 2012, from which we derived $101 in revenue in 2011.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $188 and $224 as ITEX dollar revenue for the years ended July 31, 2012 and 2011, respectively.

During 2011, the Company purchased two assets for $6 that were capitalized and will be depreciated over 5 years, therefore the revenue and expense related to ITEX dollar activities will not match during the depreciable period. In the year of asset acquisition 2011, we reflected $6 in net income and in the future depreciable years, we will reflect a loss of $1. At the end of the five-year depreciable period the net effect will be $0 on net income.

The corresponding ITEX dollar expenses in the year ending July 31, 2012 were for printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Association fee commissions	$1,680	6%	$1,591
Transaction fee commissions	7,841	8%	7,282

Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	301	-67%	899
Other Marketplace expenses	312	-4%	324
Media costs - Ad Credits	31	-51%	63
	$10,165	0%	$10,159

Costs of Marketplace revenue as a percentage of total revenue	64%		62%

Year ended July 31, 2012 and 2011. Costs of Marketplace revenue for the year ended 2012, as compared to the year ended 2011, increased by $6, or 0%. Costs of Marketplace revenue as a percentage of total revenue increased by 2% from 62% to 64% for the year ended 2011. Costs of Marketplace revenue as a percentage of total revenue increased slightly in 2012 because the 2011 year total revenue included media and web services revenue which had a lower cost of marketplace revenue basis.

Association fee commissions increased by $89, or 6% for the year ended 2012 as compared to 2011. The increase in commissions paid was similar to the 5% growth in the corresponding Broker offices association revenue of 5%. We do not pay an association commission on corporate-owned store association revenue.

Transaction fee commissions increased by $559, or 8% for the year ended 2012, as compared to 2011. Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in broker offices transaction revenue, which was the case for 2012 as Broker offices transaction revenue increased 7% for the year.

Corporate-owned office costs consist of compensation and operating expenses associated with the operation of the offices. Our corporate-owned office costs decreased by $598 or 67% for the year ended 2012, as compared to the year ended 2011. The net decrease in expense is primarily due to the sale of our two largest corporate-owned stores during 2012.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue. Other Marketplace expenses decreased by $12, or 4% for the year ended 2012 as compared to 2011. The primary decrease is due to a reduction in credit card processing fees incurred in 2012.

Media costs – Ad credits consist of the cost of media ad credits utilized that have been sold to ITEX members. Media costs – Ad credits decreased by $32, or 51% for the year ended 2012 as compared to 2011. The primary decrease is due to decreased utilization of the ad credits by ITEX member accounts during 2012.

The following table reflects the commissions and corporate-owned office costs separately as a percent of their related revenue:

	Year Ended July 31,
	2012	% of Related Revenue	2011	% of Related Revenue
Association fee commissions	$1,680	36%	$1,591	36%
Transaction fee commissions	$7,841	76%	$7,282	75%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	$301	71%	$899	92%

Association fee commissions were 36% of their related revenue in both 2012 and 2011. Transaction fee commissions increased 1% to 76% in 2012 compared to 75% in 2011. Corporate-owned office salaries, wages and employee benefits were reduced to 71% of related revenue down 21% from the 92% of 2011. The corporate-owned office costs decreased on a dollar basis and as a percentage of related revenue year over year as we sold our two largest corporate-owned offices in 2012.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items. Comparative results are as follows:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Corporate salaries, wages and employee benefits	$1,977	-1%	$2,001
Percentage of revenue	13%		12%

Year ended July 31, 2012 and 2011. Corporate salaries, wages and employee benefits expenses decreased by $24 or 1% for the year ended 2012, as compared to the year ended 2011. The decrease in compensation-related costs for the year is primarily due to a decrease in headcount offset somewhat by an increase of $165 in stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Selling, general and administrative expenses	$2,226	-13%	$2,573
Percentage of revenue	14%		16%

Year ended July 31, 2012 and 2011. SG&A expenses decreased by $347 or 13% for the year ended 2012 as compared to the year ended 2011. The decrease is due primarily to a $341 decrease in legal fees and a $86 decrease in rent expense during 2012. Some of the decrease for 2012 was offset by a $62 increase in foreign currency expense and a $32 increase in our proxy expenses.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets. Comparative results are as follows:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Depreciation and amortization	$308	-48%	$588
Percentage of revenue	2%		4%

Year ended July 31, 2012 and 2011. Depreciation and amortization decreased by $280, or 48% for the year ended 2012 as compared to the year ended 2011. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2012, which resulted in a decreased amount of depreciation and amortization as assets are moving towards being fully amortized and depreciated.

Other Income

Other income includes interest received on notes receivable and promissory notes and gains and losses on sale of assets. The interest income is derived primarily from our notes receivable for corporate-owned office sales:

	Year Ended July 31,
	2012	Percent change from 2011	2011
Interest income	$102	104%	$50

Gain on sale of assets, net	$312	215%	$99
Other income	$414	178%	$149

Other income, as a percentage of revenue	3%		1%

Year ended July 31, 2012 and 2011. Other income increased by $265 for the year ended 2012 as compared to the year ended 2011. Other income for the year ended 2012 includes a $318 gain on sale of assets from the sale of two corporate-owned offices and a loss of $6 from the disposition of fixed assets. Other income for the year ended 2011 includes a $35 gain on sale of advertising credits, reflects a gain of $66 from the sale of membership lists and a loss of $2 from the disposition of fixed assets.

Interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers. Interest income increased $52 or 104% as we increased the balance of the notes from $909 in 2011 to $1,619 in 2012. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2013 and 2023.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2012 and 2011, respectively, we utilized $1,056 and $1,282 of our available NOLs. As of July 31, 2012, we have approximately $11,857 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs. As part of our evaluation process for the year ended July 31, 2012, we determined that based on our estimates of future taxable income, we will not be able to utilize the remaining portion of the state of California NOL. We determined that there is no allowance required on our Federal NOL. We have a $186 and $152 valuation allowance on state of California NOLs for the period ended July 31, 2012 and 2011, respectively.

FINANCIAL CONDITION (in thousands)

Our total assets were $13,111 and $17,021 at July 31, 2012 and 2011, respectively, representing a decrease of $3,910 or 23%. The decrease in asset base is primarily due to the completion of a partial tender offer in which we purchased 1,073 shares of our common stock for $4,506, cash dividends paid out to stockholders in 2012 of $604 and the utilization of $583 of deferred income taxes. In addition, we also repurchased 17 shares of our common stock for $68 through the stock repurchase program.

Our cash totaled $1,942 and $5,386 as of July 31, 2012 and 2011, respectively, representing a decrease of $3,444, or 64%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $319 and $354, were $716 and $805 as of July 31, 2012 and 2011 respectively, representing a decrease of $89 or 11%, primarily due to timing of our cycle close in comparable years.

	July 31, 2012	% of Gross Accounts Receivable	July 31, 2011	% of Gross Accounts Receivable
Gross accounts receivable	$1,035	100%	$1,159	100%
Less: allowance	319	31%	354	31%
Net accounts receivable	$716	69%	$805	69%

Our total current liabilities were $2,161 and $2,255 at July 31, 2012 and 2011, respectively, representing a decrease of $94 or 4%. The decrease is primarily due to decreases of accrued expenses of $133, offset by a $56 increase in accrued commissions for the year.

Our stockholders’ equity decreased by $3,818 or 26% to $10,940 at July 31, 2012, compared to $14,758 at July 31, 2011 primarily due to $4,506 utilized in the tender offer and $604 in dividends paid during 2012. This decrease was offset somewhat by net income of $969 during 2012.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand. Net cash provided by operating activities was $1,893 and $1,684 for the years ended July 31, 2012 and 2011, respectively. Our cash balance as of July 31, 2012 totaled $1,942. Additionally, we have a revolving credit agreement for a $3,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”), effective through November 30, 2012. We anticipate renewing the credit facility at a reduced level for another year. We have no outstanding balance on our line of credit as of July 31, 2012.

The following table presents a summary of our cash flows for the years ended 2012 and 2011 respectively (in thousands):

	Year Ended July 31,
	2012	2011
Net cash provided by operating activities	$1,893	$1,684
Net cash provided by (used in) investing activities	(255)	(525)
Net cash used in financing activities	(5,082)	(942)
Increase (decrease) in cash and cash equivalents	$(3,444)	$217

We have financed our operational needs through cash flow generated from operations. During 2012, our cash position decreased by $3,444 to $1,942. In 2012 we used a significant portion of cash reserves to fund the tender offer of $4,506. We also used operational cash flow provided by operating activities for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

As part of our contemplated future expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. Such alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash or the incurrence of debt or contingent liabilities. We expect that our current working capital would be adequate for this purpose. However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $3,000 line of credit facility from our primary banking institution which is effective through November 30, 2012, and which we anticipate renewing at a reduced level for another year. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2012 and 2011:

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$452	$501	$(172)	$1,112	$1,893
Net cash (used in) investing activities	(180)	(6)	(72)	3	(255)
Net cash (used in) financing activities	(202)	(144)	(4,641)	(95)	(5,082)
	$70	$351	$(4,885)	$1,020	$(3,444)

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$354	$437	$(245)	$1,138	$1,684
Net cash (used in) investing activities	(34)	(81)	(42)	(368)	(525)
Net cash (used in) financing activities	(90)	(143)	(560)	(149)	(942)
	$230	$213	$(847)	$621	$217

Operating Activities

For the year ended July 31, 2012, net cash provided by operating activities was $1,893 compared to $1,684 in the year ended July 31, 2011, an increase of $209, or 12%. The increase in net cash is primarily due to a $268 increase in net income and a reduction of $250 in deferred revenue.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2012	2011

Net income	$969	$701
Add: non-cash expenses	839	1,141
Add: changes in operating assets and liabilities	85	(158)
Net cash provided by operating activities	$1,893	$1,684

Non-cash expenses are associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes and gain on sale of membership lists.

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

The total cash we received exclusively from our Marketplace members, excluding corporate- owned office sales, media sales, and revenue from our subscription-based arrangement for client management platform, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2012	Percent of total	2011	Percent of total
Credit cards, net	$10,751	69%	$9,770	66%
Electronic fund transfers, net	3,777	24%	3,789	26%
Checks and cash, net	1,110	7%	1,264	8%

Cash received from Marketplace members, net	$15,638	100%	$14,823	100%

Investing Activities

For the year ended July 31, 2012, net cash used in investing activities was $255 compared with $525 used in investing activities in the year ended July 31, 2011, a decrease of $270, or 51%. In the year ended July 31, 2012, the net cash used in investing activities was primarily related to $324 in advances on loans and a $175 membership list purchase, offset somewhat by $259 in note receivable principal collections. In the year ended July 31, 2011, the net cash used in investing activities was primarily driven by $472 in purchases of membership lists and $168 of advances on loans offset by $138 in note receivable principle collections.

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more liquidity for our shareholders. The following summarizes our financing activities:

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Private placement	$24	$23	$26	$23	$96
Cash dividend paid to common stockholders	$(161)	$(163)	$(161)	$(119)	$(604)
Discretionary repurchase of common stock	(65)	(3)	-	-	(68)
Tender offer	-	-	(4,506)	-	(4,506)

	$(202)	$(143)	$(4,641)	$(96)	$(5,082)

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Private placement	$-	$-	$-	$20	$20
Cash dividend paid to common stockholders	(90)	(143)	(145)	(163)	(541)
Discretionary repurchase of common stock	-	-	(415)	(6)	(421)

	$(90)	$(143)	$(560)	$(149)	$(942)

We repurchased 17 and 94 shares of ITEX stock under our stock repurchase program in 2012 and 2011, respectively. The Company also completed a partial tender offer in which we purchased 1,073 shares in 2012.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. As of July 31, 2012, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Total
Location:	Bellevue, WA	Milwaukie, OR
Expiration date:	April 30, 2015	October 31, 2012
Lease commitments for the year ending July 31,

2013	163	1	164
2014	166	-	166
2015	127	-	127

Total	$456	$1	$457

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2012 and 2011 was $215 and $301, respectively.

We have not leased any equipment in 2012 or 2011. We have purchase commitments for telecommunications and data communications. As of July 31, 2012, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications
Purchase commitments for the year ending July 31,
2013	$31
2014	10

Total	$41

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2012 and 2011, members made approximately 93% and 92%, respectively, of their payments through electronic funds transfer or by credit. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 98% and 92% of our total revenue in 2012 and 2011, respectively.

In each accounting cycle, we recognize as revenue all transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. We defer annual dues, which are prepaid, and recognize this revenue over the periods they apply.

Our web services contracts included multiple deliverable components, in which we recognized revenue from the platform subscription fee on a straight-line basis over the contract term. The Company recognized revenue from recurring transaction processing, support and consulting fees as delivery has occurred or services were rendered.

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

ITEX Dollar Summary	Year Ended July 31,
	2012	2011
Fees received from the Marketplace	$5,180	$5,088
Expenditures to and for the Marketplace	(5,158)	(5,070)
Increase	$22	$18

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

Valuation of Notes Receivable and Accounts Receivable

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

In assessing the recoverability of deferred tax assets, we periodically assess whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projections for future taxable income over the periods in which the deferred tax assets are deductible. As part of that assessment for the year ended July 31, 2012, we concluded that the portion of our income that will be apportioned to the state of California in future years will not be as large as previously expected. As a result, we believe that we will not be able to utilize the California NOL. Accordingly, we have taken an additional $34 valuation allowance during the year ended July 31, 2012 against this NOL. We have taken a $186 valuation allowance during the year ended July 31, 2012. We determined that there is no allowance required on our Federal NOL. As of July 31, 2012 and 2011, we have a $186 and $152 valuation allowance on state of California NOLs for the period ended July 31, 2012 and 2011, respectively.

On July 31, 2012, we had NOLs of approximately $11,857 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2012 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2012, and we did not identify any impairment.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace and to calculate USD and ITEX dollar fees accordingly. We account for qualifying costs incurred in the development of software for internal use in accordance with the financial guidance. In accordance with this guidance, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs, including software in development meeting certain criteria, are included as an element of property and equipment in the consolidated balance sheets.

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

Recent Accounting Pronouncements

Effective September 2011, the FASB issued guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance on December 15, 2011.

Effective July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” for fiscal years beginning after September 15, 2012 which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The Company will adopt this guidance in the period after September 15, 2012.

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ITEX Corporation

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of ITEX Corporation as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

October 23, 2012

Denver, Colorado

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash	$1,942	$5,386
Accounts receivable, net of allowance of $319 and $354	716	805
Prepaid expenses	98	131
Loans and advances	12	10
Prepaid advertising credits	3	60
Deferred tax asset, net of allowance of $23 and $22	603	798
Notes receivable	334	180
Other current assets	47	6
Total current assets	3,755	7,376

Property and equipment, net of accumulated depreciation of $425 and $468	43	89
Goodwill	3,191	3,266
Deferred tax asset, net of allowance of $163 and $130 and net of current portion	4,293	4,681
Intangible assets, net of accumulated amortization of $2,945 and $2,691	525	855
Notes receivable - net of current portion	1,285	729
Other long-term assets	19	25
Total assets	13,111	17,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	85	76
Commissions payable to brokers	654	669
Accrued commissions to brokers	842	785
Accrued expenses	412	545
Deferred revenue	32	47
Advance payments	136	133
Total current liabilities	2,161	2,255

Long-term liabilities:
Other long-term liabilities	10	8
Total Liabilities	2,171	2,263

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,614 shares and 3,646 shares issued and outstanding, respectively	26	36
Additional paid-in capital	25,183	29,452
Stockholder note receivable	(489)	(585)
Accumulated deficit	(13,780)	(14,145)
Total stockholders' equity	10,940	14,758

Total liabilities and stockholders’ equity	$13,111	$17,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year ended July 31,
	2012	2011
Revenue:
Marketplace and other revenue	$15,786	$16,424

Costs and expenses:
Cost of Marketplace revenue	10,165	10,159
Corporate salaries, wages and employee benefits	1,977	2,001
Selling, general and administrative	2,226	2,573
Depreciation and amortization	308	588
	14,676	15,321

Income from operations	1,110	1,103

Other income/(expense):
Interest income	102	50
Other income (expense), net	312	99
	414	149

Income before income taxes	1,524	1,252

Income tax expense	555	551

Net income	$969	$701

Net income per common share:
Basic	$0.29	$0.19
Diluted	$0.29	$0.19

Weighted average shares outstanding:
Basic	3,344	3,604
Diluted	3,345	3,648

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock Shares Amount		Additional paid in capital	Stockholder Notes Receivable	Accumulated deficit	Total

Balance, July 31, 2010	3,576	$36	$29,138	$-	$(14,305)	$14,869

Stock based compensation expense	13		130			130

Common Stock repurchased and retired	(94)	(1)	(420)			(421)

Private placement - Brokers	151	1	604	(605)		0

Payments on Broker notes receivables				20		20

Dividend payment					(541)	(541)

Net Income					701	701

Balance, July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

Stock based compensation expense	58	1	294			295

Common Stock repurchased and retired	(17)		(68)			(68)

Tender Offer	(1,073)	(11)	(4,495)			(4,506)

Payments on Broker notes receivables				96		96

Dividend payment					(604)	(604)

Net Income					969	969

Balance, July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$969	$701
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	308	588
Loss on disposal of equipment	6	2
Stock-based compensation	295	130
Increase (decrease) in allowance for uncollectible receivables	(35)	5
Decrease in deferred income taxes	583	538
Gain on Sale - Media Credits	-	(34)
Gain on Sale - Membership lists	(318)	(68)
Franchise fee revenue financed with note receivable	-	(20)
Changes in operating assets and liabilities:
Accounts receivable	124	87
Prepaid expenses and Media credits	90	154
Loans and advances	(2)	45
Other assets	(35)	60
Accounts and other expenses payable	9	(48)
Commissions payable to brokers	(15)	8
Accrued commissions to brokers	57	(4)
Accrued expenses	(133)	(160)
Deferred revenue and other long-term liabilites	(15)	(265)
Long-term liabilities	2	(3)
Advance payments	3	(32)
Net cash provided by operating activities	1,893	1,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(175)	(72)
Membership list, non-compete, and accounts receivable purchase	-	(400)
Payments received from notes receivable - corporate office sales	259	138
Advances on loans	(324)	(168)
Purchase of property and equipment	(15)	(23)
Net cash used in investing activities	(255)	(525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Private placement	96	20
Repurchase of Common stock	(68)	(421)
Tender Offer	(4,506)	-
Cash dividend paid to Common Stockholders	(604)	(541)
Net cash used in financing activities	(5,082)	(942)

Net increase (decrease) in cash and cash equivalents	(3,444)	217
Cash and cash equivalents at beginning of period	5,386	5,169
Cash and cash equivalents at end of period	$1,942	$5,386

Supplemental cash flow information:
Cash paid for taxes	69	54

Non-cash activities:
Notes for stock issuances	-	605
Notes for member lists	-	170
Notes for media sale	-	86
Notes for asset sales	470	-
Notes for member list	175	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network, and corporate-owned offices (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Concentrations of Credit Risk

At July 31, 2012, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, an investment bank, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars. In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations. The Company recognized $17 and $63 expense on sale of advertising credits in the years ended 2012 and 2011, respectively. Additionally the Company used approximately $55 and $105 of advertising credits for its own advertising needs in the years ended 2012 and 2011, respectively.

Loans and Advances and Notes Receivable

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically ranging from three to six operating cycles. The aggregate total owed to us on July 31, 2012 is $12. Interest rates are typically 13% charged on the outstanding balances. The maximum individual balance owed is $2. Payoff dates for the loans are scheduled within one year.

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $909 in 2011 to $1,619 at July 31, 2012.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2012 and we did not identify any impairment.

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

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2012 represents commissions payable from the operating cycle ending July 26, 2012. In 2011, the closest operating cycle ended July 28, 2011. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of the acquisition of BXI. We defer this revenue and recognize it over the annual period to which it applies. During 2009, we signed two web services agreements. These agreements provided for a one-time platform subscription fee payable to ITEX upon signing of the contract. We amortized the subscription fee portion of the contract on a ratable basis over the life of the contract, typically five years. The primary web services contract signed in 2009 was terminated by the client in 2011 and we amortized the remaining unamortized balance upon cancellation. As of July 31, 2012 and 2011 we have $32 and $47 of annual dues deferred revenue and have $0 and $0 of deferred revenue derived from Web services reflected on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2012 due to the short-term nature of these instruments. All of these instruments have terms of less than one year. For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt; though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments. We have no debt outstanding as of July 31, 2012 and 2011.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2012 and 2011, members made approximately 93% and 92%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 98% and 92% of our total revenue in 2012 and 2011, respectively.

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

On February 28, 2011, the agreement with the Company’s principal web services client, entered into in February 2009, was terminated. The web services contract had been responsible for generating approximately 5% of the Company’s total revenues for the year ended July 31, 2011.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $55 and $105 for the years ending July 31, 2012 and 2011, respectively.

Share-based Payments

The Company accounts for share-based compensation to its employees, contractors and directors and measures the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant.   Share based expense was $295 and $130 for the years ending July 31, 2012 and 2011, respectively.

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2012, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock. The Company had 3 unvested restricted stock units that were dilutive and 340 unvested restricted stock units that were anti-dilutive as of July 31, 2012.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective September 2011, the FASB issued guidance for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance on December 15, 2011.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2012 was five business days as our cycle end date was on July 26, 2012. In 2011, our operating cycle ending date was July 28, 2011 or two business days different than the accounting cycle end date of July 31, 2011.

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

NOTE 4 – NOTES RECEIVABLE

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers and loans for general operating purposes.

In 2012 we sold a number of membership lists primarily related to the sale of corporate-owned stores. As part of these member list sales and some loans to existing broker offices, new notes receivables were originated in the amount of $969.

In 2011 we sold a number of membership lists primarily related to the sale of new broker offices. As part of these member list sales and new broker offices, new notes receivables were originated in the amount of $444.

The aggregate total owed to us on July 31, 2012 is $1,619. Individual balances owed range from $2 to $373. Payoff dates for the loans are scheduled between 2013 and 2023.

Original Principal Balance on Notes	Principal Additions in 2012	Balance Receivable at July 31, 2012	Current Portion	Long-Term Portion
$1,838	$969	$1,619	$334	$1,285

The activity for Notes receivables was as follows:

Balance at July 31, 2010	$605
Principal additions	444
Interest income at stated rates	45
Payments received	(185)
Balance at July 31, 2011	$909

Principal additions	969
Interest income at stated rates	80
Payments received	(339)
Balance at July 31, 2012	$1,619

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2012
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$278	$(245)	$33
Software	3 years	86	(84)	2
Equipment	7 years	38	(31)	7
Furniture	7 years	14	(13)	1
Leasehold Improvements	3.3 years	52	(52)	-
		$468	$(425)	$43

	July 31, 2011
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$285	$(215)	$70
Software	3 years	86	(78)	8
Equipment	7 years	69	(58)	11
Furniture	7 years	65	(65)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$557	$(468)	$89

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $55 and $102 for the years ending July 31, 2012 and 2011, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease. There was no amortization expense for leasehold improvements for the years ending July 31, 2012 or 2011.

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

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2010	$962	$16	$16	$994

Purchase of membership list	72			72
Trade exchange purchase	257	25		282
Amount allocated to sale of Cleveland based Member list	(6)			(6)
Amortization	(467)	(18)	(2)	(487)
Balance as of July 31, 2011	$818	$23	$14	$855

Amount allocated to sale of Chicago and Seattle based Member list	(77)			(77)
Amortization	(243)	(8)	(2)	(253)
Balance as of July 31, 2012	$498	$15	$12	$525

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

In May 2011 and November 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition. As part of the sales, ITEX allocated a pro rata portion of the membership list to the sale in the amount of $6 and $77 respectively. The pro rata percentage amount of unamortized membership list was calculated using the amount of the sold corporate-owned office member transaction volume over the total transaction volume of the retained members acquired in the original purchase transaction.

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Non-Compete Agreement Amortization	Trade Name Amortization	Total Amortization

2013	233	8	2	243
2014	91	7	2	100
2015	62	-	2	64
2016	62	-	2	64
Thereafter	50	-	4	54
Total	$498	$15	$12	$525

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $3,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2012. The interest rate of the facility is one-month LIBOR + 2% and the annual commitment fee for the current line of credit was $4. The Company anticipates renewing the line of credit at a reduced level for another year. The line of credit facility was originally established on December 2, 2004. There were no borrowings made under this line of credit in the years ended July 31, 2012 and 2011 and there was no outstanding balance as of July 31, 2012 and 2011. The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases. Lease commitments include leases for the Company’s corporate headquarters in Bellevue, Washington and a branch office in Milwaukie, Oregon. These leases expire between October 31, 2012 and April 2015.

As of July 31, 2012, the future minimum commitments under these operating leases are as follows:

	Executive office	Corp owned office	Total
Location:	Bellevue, WA	Milwaukie, OR
Expiration date:	April 30, 2015	October 31, 2012
Lease commitments
for the year ending
July 31,

2013	163	1	164
2014	166	-	166
2015	127	-	127

Total	$456	$1	$457

The lease expense for our executive office space and corporate-owned offices for the years ended July 31, 2012 and 2011 was $215 and $301, respectively.

We have not leased any equipment in 2012 or 2011.

We have purchase commitments for telecommunications and data communications. As of July 31, 2012, the future minimum commitments under these purchase commitments are as follows:

Telecommunications
and data
communications
Purchase commitments for the year ending July 31,
2013	$31
2014	10

Total	$41

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $188 and $224 as ITEX dollar revenue for the years ended July 31, 2012 and 2011, respectively.

During 2011, the Company purchased two assets for $6 that were capitalized and will be depreciated over 5 years, therefore the revenue and expense related to ITEX dollar activities will not match during the depreciable period. In the year of asset acquisition 2011, we reflected $6 in net income and in the future depreciable years, we will reflect a loss of $1. At the end of the five-year depreciable period the net effect will be $0 on net income.

The corresponding ITEX dollar expenses in the year ending July 31, 2012 were for equipment, legal fees, printing, outside services and miscellaneous expenses. We will continue to utilize ITEX dollars for our corporate purposes in future periods.

We include these ITEX dollar activities on our Consolidated Statements of Income. The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2012 and 2011 (in thousands):

	Year ended July 31,
	2012	2011
Revenue:
Marketplace and other revenue	$188	$224

Costs and expenses:

Corporate salaries, wages and employee benefits	-	-
Selling, general and administrative	188	217
Depreciation	1	1

	189	218

Income from operations	$(1)	$6

NOTE 10 — ACQUISITIONS

Membership lists

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

The expected lives of the membership list and noncompetition agreement are six years and three years, respectively. During the period ending July 31, 2012 and 2011, ITEX sold $77 and $80, respectively of the acquired member lists to new and existing brokers.

NOTE 11 — LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

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

On September 7, 2011, a lawsuit was filed by one of the Company’s shareholders against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3). The Company is advancing the defense costs of directors under its indemnity obligations. The complaint generally alleges breaches of fiduciary duties by the Company’s directors (as well as abuse of control, gross mismanagement, corporate waste, and unjust enrichment) in connection with the adoption of a Shareholders Rights Plan on March 11, 2011, the amendment of the Company’s Equity Incentive Plan on February 14, 2011 and award of restricted stock grants under the Plan in March 2011, a private placement of common stock to franchisees in March 2011 and our stock repurchase program. In a motion filed on May 1, 2012, plaintiff sought a preliminary injunction to exclude the votes at the annual meeting on May 14, 2012, of both the recipients of restricted stock grants under the Plan as well as the franchisees who participated in the 2011 private placement. On May 11, 2012, the King County Superior Court declined to enjoin the vote of the disputed shares at the annual meeting, but enjoined certification of the final election results pending further order.

As discussed above, plaintiff Polonitza filed a lawsuit against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims. ITEX does not believe a favorable result for Mr. Polonitza is likely. However, if Mr. Polonitza were to be successful in electing his two nominees, it would result in a change in control of the Company. Certain employees have change in control agreements, entitling them to immediate vesting of restricted stock awards, and immediate and conditional payments whenever the incumbent directors cease to constitute a majority of ITEX’s board. CEO Steven White would be entitled to a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation. As of July 31, 2012, the dollar value of these entitlements would be $250 plus equity-based compensation valued at $822 and additional costs of $85. Other employees would receive equity-based compensation valued at $670 if there were to be a change of control in ITEX’s board. In addition, if plaintiff’s slate of directors were elected and fired Mr. White, either by the Company “without cause,” or by Mr. White “for good reason,” Mr. White would be entitled to a severance payment equal to twice his base salary or an additional $500 as of July 31, 2012. Additional employees would be entitled to aggregate severance payments of $245 if terminated by ITEX within a three-year protection period after a change in control, unless terminated for cause. The total cost to ITEX related to compensatory matters alone could exceed $2,500. A change in control would allow Mr. Polonitza to reimburse his proxy expenses, which he estimated in his proxy materials to be $100. The effect of the Polonitza litigation could be significant and if he were to prevail, it would have a material adverse effect upon the Corporation’s operations, financial condition, and financial statements taken as a whole.

NOTE 12 – STOCK-BASED PAYMENTS

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

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), that increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan by an additional 400 shares. At the time, there were no remaining shares available for awards under the Plan.

At July 31, 2012, 343 shares of common stock granted under the 2004 Plan remained unvested. At July 31, 2012, the Company had $1,297 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

16 shares remained available for future grants under the 2004 Plan as of July 31, 2012.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation including warrants issued to a non-employee:

	Year ended July 31,
	2012	2011

Employee Compensation	$281	$123
Consultant Compensation	14	7
Totals	$295	$130

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options

Balance, July 31, 2010	-	400	-

Additional authorized shares	400	-
Granted	(392)	392	-
Forfeited	-	-	-

Balance, July 31, 2011	8	792	-

Granted	-	-
Forfeited	8	(8)

Balance, July 31, 2012	16	784

Vesting as of July 31, 2012:
Shares Vested		441	-
Shares Unvested		343	-
Balance at July 31, 2012		784	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2012	2011

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$281	$123
Selling, general and administrative	14	7

Total stock-based compensation expense	$295	$130

The following is a summary of the warrants outstanding at July 31, 2012:

	Number of Warrants	Exercise Price	Year of Expiration

Warrants	20	$4.75	2015

NOTE 13 - STOCKHOLDERS’ EQUITY

On March 16, 2012, the Company commenced a partial tender offer to purchase up to 1,000 shares of its common stock, at a price of $4.20 per share. The tender offer closed on April 13, 2012, after which the Company purchased and canceled a total of 1,073 shares of its common stock at an aggregate cost of $4,506, excluding fees and expenses relating to the tender offer. The total number of shares purchased in the tender offer included an additional 73 shares purchased pursuant to the Company’s right to increase the number of shares purchased by no more than 2 percent of its outstanding shares, without amending or extending the tender offer. The shares purchased in the tender offer represented approximately 26.5% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the ITEX Broker Network. The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. The notes are secured by broker commissions. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note. The Company has recorded these notes receivable as contra-equity in the accompanying financial statements. Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX. Because there was a contested election at its annual meeting of stockholders held on May 14, 2012, the Company re-assigned voting rights to the brokers for the 2012 election.

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

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In addition to our common stock activity described in Note 12 – Share-Based Payments, as part of our stock repurchase program, we repurchased a total of 17 and 94 shares of ITEX common stock for $68 and $421 in 2012 and 2011, respectively.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of July 31, 2012 or 2011.

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

On July 31, 2012, we had NOLs of approximately $11,857 available to offset future taxable income. These are composed of approximately $9,952 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. During the fourth quarter of 2012, we performed an assessment of our available NOLs. As part of that assessment for the year ended July 31, 2012, we concluded that the portion of our income that will be apportioned to the state of California in future years will not be as large as previously expected. As a result, we believe that we will not be able to utilize the California NOL. Accordingly, we have taken a $34 valuation allowance during the year ended July 31, 2012 against this NOL. We determined that there is no allowance required on our Federal NOL. As of July 31, 2012 and 2011, we have a $186 and $152 valuation allowance on state of California NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2012. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2012	2011

Pre-tax financial income	$1,524	$1,252
Federal tax expense computed at the statutory rate of 34%	518	427
State tax expense	42	26
State FIN 48 adjustment	(48)	(52)
Change in valuation allowance	34	152
Permanent and other differences	9	(2)
Net tax expense	555	551

Our income tax expense is composed of the following:

	Year Ended July 31,
	2012	2011

Current federal tax expense	13	18
Current state tax expense	(41)	(5)
	(28)	13

Deferred federal tax expense	$510	$391
Deferred state tax expense	73	147
	583	583
Total	$555	$551

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2012 and 2011 are presented below:

	Year Ended July 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$4,217	$4,582
Goodwill and other intangibles	39	218
Membership lists	292	184
Non-compete covenants	72	79
Reserve for uncollectible receivables	110	127
Federal tax credits	175	162
Other temporary differences	177	280
	5,082	5,632
Less: Valuation allowance	(186)	(152)

Net deferred tax asset	$4,896	$5,480

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	626	820
Valuation allowance	(23)	(22)

Net current deferred tax asset	$603	$798

Non-Current Deferred Tax Assets
Non-current deferred tax asset	4,456	4,812
Valuation allowance	(163)	(130)

Net non-current deferred tax asset	$4,293	$4,682

ITEX Federal NOLs of approximately $11,857 expire, if unused, from 2019 to 2022. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2025 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $4,000 which, if unused, expire from 2013 to 2017. The state of California placed a temporary suspension on usage of NOL’s for tax years 2010 and 2011 which has resulted in an increase in our currently payable state tax liability and extended the original expiration dates of certain California NOLs by a two-year period.

The Company has AMT credits of $171 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $156 as follows:

Year Ended July 31,
2012

Balance at July 31, 2011	$204
Increases as a result of tax positions taken in the current year	7
Increases as a result of tax positions taken in prior years	20
Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(63)
Balance at July 31, 2012	$168

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

As of July 31, 2012, accrued expenses for uncertain tax positions related primarily to state jurisdictions on our consolidated balance sheet of $168 included $29 for interest and penalties associated with unrecognized tax benefits.

NOTE 15 – GOODWILL

In October 2009 and May and November 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition that created the majority of the goodwill recorded on our books. As part of the May and November 2011 sales, ITEX allocated a pro rata portion of goodwill to the sales in the amount of $16 and $36, respectively. The pro rata percentage amount for goodwill was calculated using the relative enterprise value of the member lists sold to the estimated enterprise value of the entire ITEX membership list based network.

Changes to goodwill were as follows:

	Year Ended July 31,
	2012	2011
Beginning balance	$3,266	$3,282
Sale of Seattle and Chigago Corporate owned offices in Q2 2012	(75)	-
Sale of Cleveland based member list Q4 2011	-	(16)
Ending balance	$3,191	$3,266

NOTE 16 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,971	$4,229	$3,787	$3,799	$15,786
Operating costs and expenses	3,730	3,946	3,463	3,537	14,676
Operating income	241	283	324	262	1,110
Other income - net	20	343	25	26	414
Income before taxes	261	626	349	288	1,524
Income tax expense	101	202	119	133	555
Net income	$160	$424	$230	$155	$969

Net income per common share
Basic	$0.04	$0.12	$0.07	$0.06	$0.29
Diluted	$0.04	$0.12	$0.07	$0.06	$0.29

Weighted Average Shares outstanding:
2012 basic	3,647	3,581	3,611	2,671	3,344
2012 diluted	3,648	3,588	3,634	2,672	3,345

Year ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$4,112	$4,417	$3,960	$3,935	$16,424
Operating costs and expenses	3,820	4,182	3,572	3,747	15,321
Operating income	292	235	388	188	1,103
Other income - net	44	10	13	82	149
Income before taxes	336	245	401	270	1,252
Income tax expense	133	94	162	162	551
Net income	$203	$151	$239	$108	$701

Net income per common share
Basic	$0.06	$0.04	$0.07	$0.03	$0.19
Diluted	$0.06	$0.04	$0.07	$0.03	$0.19

Weighted Average Shares outstanding:
2011 basic	3,578	3,581	3,611	3,646	3,604
2011 diluted	3,587	3,588	3,634	3,653	3,648

NOTE 17 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services. In aggregate, related party transactions did not exceed $120 during either of the fiscal years ended July 31, 2012 or 2011.

NOTE 18 – SUBSEQUENT EVENTS

On August 16, 2012, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.04 per share, payable on September 20, 2012 to stockholders of record as of the close of business on September 10, 2012.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2012.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about our directors as of September 30, 2012:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History	Director Since

Steven White	54	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors of ITEX Corporation (2003-present); President Lakemont Capital (2002-2003); Sr. Vice President of Network Commerce (2000-2001); Chief Executive Officer and Founder of Ubarter.com (1996-2000); President and Founder of Cascade Trade Association (1983-1996)	2003

Eric Best	43	Director of ITEX Corporation (2003-present); Chief Executive Officer of Mercent Corporation (2005-present); Chief Executive Officer of Emercis (1998-2000); Chief Executive Officer of MindCorps (1996-1999); Co-Founder at Impresys (2009 – present); Chairman of the Board of Directors of Morse Best Innovation (2000-present). Member of Seattle Pacific University Entrepreneurial Studies Council	2003

John A. Wade, CPA	50	Director, Secretary and Treasurer of ITEX Corporation (2003-present); Principal of Wade Consulting (2007-present); Chief Financial Officer of Aptimus, Inc. (1998-2007); Chief Financial Officer and Chief Operating Officer of Buzz Oates Enterprises (1994-1998)	2003

Director Qualifications and Skills

Set out below are the specific experience, qualifications, attributes and skills of each of our directors which led the Board to the conclusion that each individual should be nominated as a director of the Company.

Steven White has more than 29 years of entrepreneurial and executive and board-level experience in the barter industry, including principal executive officer positions, in addition to ITEX Corporation, at Ubarter.com and Cascade Trade Association. This extensive experience allows Mr. White to bring to the Board a deep insight into the operations, challenges and issues facing the Company and the barter industry in general.

Mr. White has served as the Chief Executive Officer of ITEX since the fourth quarter of fiscal 2003. Since that time ITEX has: (1) achieved nine consecutive years of profitable operations (fiscal 2004 through 2012); (2) increased revenue by 50%; (3) increased annual operational cash flow from a net loss in 2003 to $1.9 million in 2012 (4) generated more than $17 million of net income (fiscal 2004 through 2012); (5) increased stockholder equity from a negative ($481,000) in 2003 to $10.9 million in 2012; (6) retired 1.6 million shares of common stock; and (7) returned $7.4 million to shareholders in the form of share buybacks and dividends.

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

Eric Best has more than 17 years of entrepreneurial, executive, finance and board-level experience in the technology sector. Mr. Best’s technology experience includes founding MindCorps, an e-commerce systems integrator acquired by Amazon.com in 1999, and Emercis, an e-commerce tools provider acquired by Impressa in 2000.  Mr. Best founded and is currently CEO of Mercent Corporation, a profitable software-as-a-service venture backed by institutional investment from Madrona Venture Group, The Hillman Company, and TVC Capital that enables retailers to sell through online merchandising channels.  Mr. Best also was founder and Chairman of Seattle-based Morse Best Innovation, a technical marketing agency serving clients such as Microsoft, Lexmark, and WRQ, which was sold in 2010. He also co-founded Impresys, a software product company that helps customers create more effective software marketing programs, presentations, and online tutorials. At Amazon.com, he helped manage the company’s major business partnerships and open technology platform initiatives. This experience allows Mr. Best to bring to the Board substantial knowledge of the technology sector and meaningful insight into the branding, commercialization, software development, financial and capital-related issues technology companies face. He is a graduate of Seattle Pacific University and a member of the SPU Entrepreneurial Studies Council and Society of Fellows.

John A. Wade served as Chief Financial Officer of Aptimus, Inc. (NASDAQ:APTM), a public online direct marketing company, from 1998 to 2007, while that company was involved in strategic and financing transactions. Prior to joining Aptimus, Mr. Wade served as CFO and COO for Buzz Oates Enterprises, a real estate development company. Mr. Wade is currently a Principal at Wade Consulting. Mr. Wade has a Bachelor of Science degree in business administration with a concentration in accounting from the San Diego State University School of Business and has been a CPA since 1987.  Mr. Wade has more than 29 years of financial and accounting expertise, including developing disclosure and internal controls for public corporations. This experience allows Mr. Wade to bring to the Board substantial financial and accounting knowledge, process controls, and valuable insights as it reviews its strategic alternatives.

We believe that each of our nominees has professional experience in areas relevant to our strategy and operations. Each of our Directors served in key management positions in a range of companies, including businesses through which they have developed, as a group, expertise and experience in core business skills such as strategy and business development, innovation, operations, brand management, finance, compensation and leadership development, and compliance and risk management. We also believe each of our nominees has other attributes necessary to create an effective board: the willingness to engage management and each other in a constructive and collaborative fashion; high personal and professional ethics, integrity and values; good judgment; analytical minds; the willingness to offer a diverse perspective; the ability to devote significant time to serve on our Board and its committees; and a commitment to representing the long-term interests of all our stockholders. Although currently consisting of three members, we believe as a collective our Board has a broad set of competencies and experiences making it well suited to further the interests of ITEX, its stockholders and other stakeholders.

Executive Officer

Steven White has served as Chief Executive Officer and Interim Chief Financial Officer of the Company since June 2003. See background information above for Mr. White under the heading “Directors.”

Significant Employees

Brian Argetsinger, Vice President of the Marketplace, joined the Company in 2000. He is responsible for supporting the broker network and overseeing franchise development. Prior to becoming Vice President in 2003, Mr. Argetsinger served as our Northwest Regional Manager and as Broker Services Manager. Prior to joining us, he was an ITEX broker in Seattle from 1991 to 2000.

Rob Benson, Vice President of Operations, joined the Company in 2004. Mr. Benson was General Manager of the Company’s Seattle office from 2001 to 2003. Mr. Benson graduated from the University of Richmond in Virginia with a degree in finance.

Troy Hellman, Information Technology Manager, joined the Company in 2000. Mr. Hellman oversees the administration, operation and maintenance of our IT infrastructure, internal systems, and hardware and software products. Mr. Hellman graduated from Columbia University with a degree in Computer Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent of our common stock, including members of any 13(d) group, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates. Based solely on our review of such forms in our possession and on written representations from reporting persons, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners.

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

Summary Compensation Table*

The following table provides summary information about compensation received by our Chief Executive Officer (the “named executive officer”) for the fiscal years ended July 31, 2012 and July 31, -2011.

Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compen- sation (2)	Total

Steven White, CEO and	2012	$250,000	-	$31,700	$281,700
Interim CFO	2011	$250,000	$807,500	$10,980	$1,068,480

(*)	Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officer were omitted.

(1)	The amount represents the grant date fair value of stock awards, computed in accordance with FASB ASC 718. The value is based on the closing price of the Company’s common stock on the date of grant. Stock awards for Mr. White in 2011 reflect a restricted stock grant of 190,000 shares granted on March 30, 2011. The award vests over an 11.5 year period, for a value of $70,217 per year.

(2)	The 2011 and 2012 amounts represent dividends paid on unvested restricted stock.

Executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The Company reimburses executive officers for all reasonable business expenses incurred by the officer in connection with the performance of the officer’s duties.

Narrative to Summary Compensation Table

We have a 2004 equity incentive plan (the “Plan”) which allows for grants of nonqualified and incentive stock options and stock awards to eligible employees, directors, officers or consultants.

On February 14, 2011, the Board of Directors amended the Plan and authorized 400,000 shares to be available for issuance under the Plan. On March 30, 2011, the Company issued 392,000 restricted shares as equity incentive grants to 15 eligible recipients under the Plan, valued at the grant date stock price of $4.25 per share. These shares include 190,000 shares of restricted common stock issued to Mr. White with a grant date fair value of $807,500. Grants to employees have a service-based vesting period of five years from the date of grant, except that Mr. White’s shares vest over an 11.5 year period, with 19,000 shares first vesting in October 2013, and thereafter 19,000 shares vesting annually in October of each subsequent year. Mr. White’s award is intended as a long-term retention incentive, and, accordingly, should be viewed as compensation over the 11.5-year vesting period and not solely as compensation for 2011.

Employment and Change-in-Control Agreements. Our named executive officer is employed at will and does not have an employment agreement. Our Compensation Committee believes that employment agreements generally encourage a short-term rather than long-term focus, provide inappropriate security to the executives and undermine the team spirit of the organization. The terms of our restricted stock awards to the named executive officer provide that each share of restricted stock issued under the Plan will immediately vest in the event that we are acquired by merger or asset sale, or in the event there is a change in control or ownership of ITEX.

On February 28, 2008, we entered into a Change of Control Agreement with Mr. White. The Change in Control Agreement defines the benefits Mr. White would receive in connection with a “change of control,” (as defined below), or change in control events coupled with the loss of his employment. Upon a change of control Mr. White would receive a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation. In the event of a change of control, as of July 31, 2012, this payment would be $250,000, plus additional costs and accounting charges totaling approximately $85,244, plus immediate vesting of all equity-based compensation valued at $753,350 as of July 31, 2012 See table below entitled “Outstanding Equity Awards at Fiscal Year End”. Upon termination of his employment as CEO either by the Company without “cause,” or by Mr. White for “good reason” (as defined below) after a change in control occurs, Mr. White would receive a severance payment equal to two times his base salary, or an additional payment of $500,000 as of July 31, 2012 if Mr. White were terminated as CEO . He would also receive a continuation of health and insurance benefits if the severance payment is made over a severance period rather than as a lump sum payment, which as of July 31, 2012 would add additional costs totaling approximately $20,330. The severance payment may be reduced if it would otherwise be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax. Under the agreement, Mr. White is subject to certain non-competition and non-solicitation provisions for one year after termination, and payment of severance benefits is conditioned upon his execution of a release of claims in favor of the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on unvested stock awards held by the named executive officers on July 31, 2012.

	Option Awards	Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven White, CEO	N/A	193,000	(1)	$753,350

(1)	Represents 3,000 shares of restricted common stock granted in 2009, which will be fully vested in October 2012 , and 190,000 shares of restricted common stock granted in 2011, which vest over a 10-year period commencing in October 2013.

(2)	Market values have been calculated using a stock price of $3.90 (closing price of common stock on July 31, 2012, the last trading day of fiscal 2012).

Director Compensation Table*

The following table sets forth information concerning the compensation of the Company’s non-employee directors for fiscal 2012.

	Fees Earned
	Or Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards	Compensation		Total

Eric Best	$30,000	$—	$—	$—		$30,000
John A. Wade	$30,000	$—	$—	$76,000	(1)	$106,000

(*)	Columns in the Director Compensation Table that were not relevant to the compensation paid to directors were omitted.

(1)	The amount consists of consulting fees.

Narrative to Director Compensation Table

During fiscal 2012, non-employee directors each received an annual Board retainer of $30,000. No options or restricted stock awards were granted to non-employee directors for services as a director. No additional payments were made for committee service. No reimbursements were paid in fiscal 2012 for travel or other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees. John Wade was retained by the Company as a consultant to assist with internal audit matters, and was paid consulting fees of $76,000 in cash in 2012. Steven White is an officer of the Company and did not receive separate compensation for services as a director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of September 30, 2012 of the Company’s common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director or director nominee of the Company, (c) each of the named executive officers, and (d) all directors and executive officers of the Company as a group.

Name and Address (1) Of Beneficial Owner	Shares (2) Beneficially Owned	Percent (3) of Voting Shares

Current Directors and Executive Officers:
Steven White (4)	577,684	19.5%
Eric Best	25,000	*
John Wade	57,000	1.9%

All current directors and executive officers as a group (3 persons)	659,684	22.3%

Other Beneficial Owners:
The Biglari Group (5)	340,840	11.5%

Name and Address (1) Of Beneficial Owner	Shares (2) Beneficially Owned	Percent (3) of Voting Shares
The Polonitza Group (6)	208,687	7.1%

*   Less than one percent.

(1)	Except as noted below, the business address of the current directors and executive officers is c/o ITEX Corporation, 3326 – 160th Ave SE, Suite 100, Bellevue, WA 98008.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of September 30, 2011 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Percentage of beneficial ownership is based upon 2,956,479 voting shares outstanding as of July 31, 2012 (including shares of unvested restricted stock).

(4)	Mr. White has 193,000 unvested restricted stock awards outstanding.

(5)	The latest Schedule 13D filed by the beneficial owners indicated that 340,840 shares are held by Sardar Biglari, Western Sizzlin Corporation and Biglari Holdings Inc. (the “Biglari Group”). The address of Western Sizzlin Corporation is 17802 IH 10 West, Suite 400, San Antonio, TX 78257.

(6)	The latest Schedule 13D filed by the beneficial owners indicated that 208,687 shares are held by David Polonitza, Richard and Greta Polonitza and Kirk Anderson (the “Polonitza Group”). The address of Mr. David Polonitza is 54B Sandra Circle, Apt B1, Westfield, NJ 07090.

Securities authorized for issuance under equity compensation plans

The following table gives information about equity awards under the Company’s 2004 Equity Incentive Plan and individual equity arrangements as of July 31, 2012.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	―		―	0
Equity compensation plans not approved by security holders	20,000	(1)	$4.75	8,000	(2)
Total	20,000		―	8,000

(1)	Represents shares underlying a warrant issued to an investor relations consultant which expires March 1, 2015. There were no other outstanding options or warrants as of July 31, 2012.

(2)	Includes 16,000 shares available for award purposes under the 2004 Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has determined that each member of the board of directors, other than Steven White who is an executive officer, is “independent” as defined by the NASDAQ Marketplace Rules. The Board made such determinations based on the fact that neither of Messrs. Wade or Best have had, or currently have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship. In making the independence determination, the following relationships were considered: The CEO of ITEX formerly served as a board member of MorseBest, a company formerly controlled by Mr. Best, but the CEO did not serve on that company’s compensation committee. Mr. White resigned from the board of MorseBest in 2010, and Mr. Best subsequently sold his interest in the Company in 2010. During fiscal 2011 and 2012, the Company retained Mr. Wade as a consultant to assist with internal audit matters, however payments for his services fall below the independence thresholds set forth in the NASDAQ Marketplace Rules. Mr. Wade also serves as part-time Director of Finance for Mercent Corporation, a company of which Mr. Best is the Chairman and CEO.

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

The following table presents the fees billed or to be billed to ITEX for audit and other services rendered by Ehrhardt Keefe Steiner & Hottman PC for the audit of our annual financial statements for the years ended July 31, 2012 and 2011.

Year Ended July 31	2012	2011

Audit Fees(1)	$113,500	$108,625
Audit Related Fees(2)		5,174
Tax Fees(3)	—	—
Total	$113,500	$113,799

(1)	Audit Fees include our quarterly reviews and performance of our annual audit.
(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ITEX’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding proposed transactions and acquisitions.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by EKS&H for tax compliance, tax advice, and tax planning.

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

Item 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference

Exhibit			SEC		Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-18275	3.1	3/14/11

3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08

4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated March 11, 2011	8-K	000-18275	4.1	3/14/11

10.1	Form of Indemnification Agreement	10-KSB	000-18275	10.9	11/13/03

10.2	ITEX Corporation 2004 Equity Incentive Plan	8-K	000-18275	10.1	2/18/11

10.3	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	2/18/11

10.4	Form of Restricted Stock Agreement	8-K	000-18275	10.3	2/18/11

10.5	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09

10.6	Revolving Credit Agreement and Note, dated as of November 4, 2009	8-K	000-18275	10.1	11/12/09

10.7	Amendment to Loan Agreement and Note	8-K	000-18275	10.1	12/01/11

10.8	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08

10.9	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08

10.10	Form of Franchisee Stock Purchase Agreement dated as of March 30, 2011	10-Q	000-18275	10.1	3/08/12

Incorporated by Reference

Exhibit			SEC		Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
23.1	Consent of Independent Registered Public Accounting Firm					✓
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               ITEX CORPORATION

Date: October 23, 2012	By:	/s/ Steven White
Steven White, Chief Executive Officer
Interim Chief Financial Officer

Date: October 23, 2012	By:	/s/ Steven White
Steven White, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 23, 2012	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 23, 2012	By:	/s/ John Wade
John Wade, Director

Date: October 23, 2012	By:	/s/ Eric Best
Eric Best, Director

