Form 10-Q
period 2012-10-31
ITEX CORP
filed 2012-12-13
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012.

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

As of October 31, 2012, we had 2,944,589 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	October 31, 2012	July 31, 2012
ASSETS	(unaudited)
Current assets:
Cash	$2,308	$1,942
Accounts receivable, net of allowance of $329 and $319	716	716
Prepaid expenses	67	98
Loans and advances	14	12
Prepaid advertising credits	2	3
Deferred tax asset, net of allowance of $23 and $23	603	603
Notes receivable	343	334
Other current assets	60	47
Total current assets	4,113	3,755

Property and equipment, net of accumulated depreciation of $430 and $425	36	43
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $163 and $163, and net of current portion	4,167	4,293
Intangible assets, net of accumulated amortization of $3,004 and $2,945	423	525
Notes receivable, net of current portion	1,263	1,285
Other long-term assets	18	19
Total assets	13,211	13,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	80	85
Commissions payable to brokers	306	654
Accrued commissions to brokers	1,057	842
Accrued expenses	444	412
Deferred revenue	24	32
Advance payments	117	136
Notes payable	7	-
Total current liabilities	2,035	2,161

Long-term liabilities:
Other long-term liabilities	9	10
Notes payable, net of current portion	8	-
Total long-term liabilities	17	10
Total Liabilities	2,052	2,171

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,617 shares and 2,614 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,247	25,183
Stockholder note receivable	(463)	(489)
Accumulated deficit	(13,651)	(13,780)
Total stockholders' equity	11,159	10,940

Total liabilities and stockholders’ equity	$13,211	$13,111

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months ended October 31,
	2012	2011
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,711	$3,971

Costs and expenses:
Cost of marketplace revenue	2,361	2,509
Corporate salaries, wages and employee benefits	485	469
Selling, general and administrative	467	664
Depreciation and amortization	66	88
	3,379	3,730

Income from operations	332	241

Other income/(expense):
Interest, net	30	20
Other income, net	2	-
	32	20

Income before income taxes	364	261

Income tax expense	116	101

Net income	$248	$160

Net income per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average shares outstanding
Basic	2,617	3,647
Diluted	2,617	3,648

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2012

(In thousands)

(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Stockholder Note Receivable	Accumulated Deficit	Total

Balance at July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

Payments on stockholder notes receivables				26		26

Stock based compensation expense	3		64			64

Dividend Payment					(119)	(119)

Net income					248	248

Balance at October 31, 2012	2,617	$26	$25,247	$(463)	$(13,651)	$11,159

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-months ended October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248	$160
Items to reconcile to net cash provided by operations:
Depreciation and amortization	66	88
Stock based compensation	64	76
Increase in allowance for uncollectible receivables	10	45
Change in deferred income taxes	126	91
Gain on sale	(3)	-
Loss on disposal of equipment	2	-
Changes in operating assets and liabilities:
Accounts receivable	(10)	56
Prepaid expenses	31	16
Prepaid advertising credits	1	3
Loans and advances	(2)	(3)
Other assets	(12)	-
Accounts payable	(5)	66
Commissions payable to brokers	(348)	(366)
Accrued commissions to brokers	215	199
Accrued expenses	32	38
Deferred revenue	(8)	(11)
Long-term liabilities	(19)	1
Advance payments	1	(7)
Net cash provided by operating activities	387	452

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	45	(175)
Purchase of property and equipment	(2)	(1)
Proceeds from notes payables	15
Payments received from notes receivable	90	55
Advances on notes receivable	(76)	(59)

Net cash provided by (used in) investing activities	72	(180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	26	24
Repurchase of Common stock	-	(65)
Cash dividend paid to Common Shareholders	(119)	(161)
Net cash used in financing activities	(93)	(202)

Net increase in cash	366	70
Cash at beginning of period	1,942	5,386
Cash at end of period	$2,308	$5,456

Supplemental cash flow information:
Cash paid for taxes	$-	$22

Non-Cash activities:
Notes for member list	$45	$175

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

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2012 Annual Report on Form 10-K filed with the SEC on October 23, 2012.

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

Income Per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of October 31, 2012, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also had 328 unvested shares of restricted stock that were anti-dilutive as of October 31, 2012.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-month period ended October 31, 2012 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2012	2011

Net income available for shareholders	$248	$160

Weighted avg. outstanding shares of common stock	2,617	3,647
Dilutive effect of restricted shares	-	1
Common stock and equivalents	2,617	3,648
Earnings per share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-months ended October 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The lease for the branch office in Milwaukie, Oregon matured on October 31, 2012. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at October 31, 2012 under operating leases, for office space were as follows (in thousands):

	Executive office	Total
Location:	Bellevue, WA
Expiration date:	April 30, 2015

Lease commitments for the year ending July 31,

2013(1)	122	122
2014	166	166
2015	127	127

Total	$415	$415

(1)	The expected payments for 2013 reflect future minimum payments for the nine-month period from November 1, 2012 to July 31, 2013.

Rent expense, including utilities and common area charges, was $42 and $71, respectively for the three-months ended October 31, 2012 and 2011.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at October 31, 2012 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,

2013 (1)	13
2014	10

Total	$23

 _____

(1)	The expected payments for 2013 reflect future minimum payments for the nine-month period from November 1, 2012 to July 31, 2013.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

In September 2011, a lawsuit was filed by one of the Company’s shareholders against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3). The Company advanced the defense costs of directors under its indemnity obligations. The complaint generally alleged breaches of fiduciary duties by the Company’s directors (as well as abuse of control, gross mismanagement, corporate waste, and unjust enrichment) in connection with the adoption of a Shareholders Rights Plan on March 11, 2011, the amendment of the Company’s Equity Incentive Plan on February 14, 2011 and award of restricted stock grants under the Plan in March 2011, a private placement of common stock to franchisees in March 2011 and our stock repurchase program. In a motion filed on May 2012, plaintiff sought a preliminary injunction to exclude the votes at the annual meeting of stockholders on May 14, 2012, of both the recipients of restricted stock grants under the Plan as well as the franchisees who participated in the 2011 private placement. On May 11, 2012, the King County Superior Court declined to enjoin the vote of the disputed shares at the annual meeting, but enjoined final certification of the election results pending further order. Trial is set for February 2013. The parties have executed an agreement providing for settlement of the litigation, which is subject to court approval.

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

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three-months ended October 31, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three-months ended October 31, 2012 is similar to that used in the period ending October 31, 2011. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2012 is lower to that used in the three-month periods ending October 31, 2011, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of October 31, 2012 we have recognized a net income tax expense of $116 which is our estimated federal and state income tax liability for the three-months ended October 31, 2012 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of October 31, 2012 the net deferred tax benefit was $4,770.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 16, 2012, the Company commenced a partial tender offer to purchase up to 1,000 shares of its common stock, at a price of $4.20 per share. The tender offer expired on April 13, 2012. Based on the final tabulation by OTR, Inc., the depositary for the tender offer, approximately 1,238 shares of ITEX common stock were properly tendered and not withdrawn and not excluded because tendered conditionally. ITEX accepted for purchase 1,073 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $4.20 per share, for an aggregate cost of $4,506, excluding fees and expenses relating to the tender offer. The total number of shares purchased in the tender offer included an additional 73 shares acquired pursuant to ITEX’s right to increase the number of shares purchased by no more than 2 percent of its outstanding shares, without amending or extending the tender offer. The shares purchased in the tender offer represented approximately 26.5% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of October 31, 2012.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), to authorize 400 shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan. 28 shares remained available for future grants under the 2004 Plan as of October 31, 2012.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

At October 31, 2012, 328 shares of common stock granted under the 2004 Plan remained unvested. At October 31, 2012, the Company had $1,196 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six and a half years.

NOTE 7 – SUBSEQUENT EVENTS

On November 26, 2012, the Board of Directors declared a cash dividend in the amount of $0.04 per share, payable on December 20, 2012 to stockholders of record as of the close of business on December 10, 2012.

On November 27, 2012, the Company and U.S. Bank entered into an Amendment to its Credit Agreement and Note to extend the maturity date to November 30, 2013, with a maximum loan amount of $1.0 million. There is no current outstanding balance on the line of credit.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2013” for August 1, 2012 to July 31, 2013, “2012” for August 1, 2011 to July 31, 2012). Our first quarter is the three-month period from August 1, 2012 to October 31, 2012 (“three-month period ended October 31”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended October 31, 2012, as compared to the three-months ended October 31, 2011, our revenue decreased by $260, or 7%, from $3,971 to $3,711. Our income from operations increased by $91, or 38%, from $241 to $332. Net income increased by $88, or 55%, from $160 to $248.

•	Revenue Sources. Our decrease in revenues for the three-months ended October 31, 2012 was attributable to a comparative reduction in our transaction volume and a reduction in our membership base. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth. As the economy gains momentum we believe our member businesses will improve and expect modest increases in our Marketplace transaction volume.

•	Corporate-owned Offices. As of October 31, 2012, the ITEX Marketplace was 100% broker managed with no corporate-owned locations. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Revenue Trends and Growth. As discussed above, we experienced a downturn in revenue this quarter due to the reduction in transaction volume and the number of members. In addition to a difficult economic environment for our business members, we believe revenues have been adversely affected, in part, by the distraction and disruption caused by an ongoing contest with dissident shareholders for control of the Company (See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” and the Risk Factor below “We could be negatively affected as a result of a proxy fight and related litigation”). Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from fixed association fees. Approximately two-thirds of our net revenues each quarter come from variable transaction fees. We are working to expand our membership base which in turn, should increase recurring and transactional revenues. We continue to seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker. We added one new broker during the quarter ended October 31, 2012.

•	Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies.

•	Geographical expansion. We have acquired eight trade exchange membership lists since 2005 and integrated them into the ITEX system. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members has been to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•         Financial Position. At October 31, 2012, we had a cash balance of $2,308, compared to a balance of $1,942 at July 31, 2012. Our net cash flows provided by operating activities were $401 for the three-month period ended October 31, 2012, compared to $452 for the corresponding period the previous year. Our business model has the ability to generate consistent cash flows with low capital expenditure requirements. We seek to maintain a liquidity cushion sufficient to fund our business activities and cash commitments and handle contingencies for at least the next 12 months and for the foreseeable future, while preserving the ability to return cash to our stockholders through regular quarterly dividends and share buybacks. Since we commenced paying quarterly dividends in 2010, we have sought to deliver a consistent, sustainable, dividend.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2012	2011
	(unaudited)
Revenue	$3,711	$3,971

Cost of marketplace revenue	$2,361	$2,509
Operating expenses	1,018	1,221
Income from operations	332	241

Other income, net	32	20
Income before income taxes	364	261

Provision for income taxes	116	101

Net income	$248	$160

Net income per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Average common and equivalent shares:
Basic	2,617	3,647
Diluted	2,617	3,648

Revenue for the three-months ended October 31, 2012, as compared to the corresponding three-months of fiscal 2012, decreased by $260, or 7%. The decrease in revenues during the three-months ended October 31, 2012 was from a reduction in transaction volume along with a reduction in the number of association members.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other marketplace-related expenses decreased by $148, or 6% for the three-month period ended October 31, 2012, compared to the corresponding period of fiscal 2012.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $203, or 17% for the three-months ended October 31, 2012, compared to the corresponding period of fiscal 2012.

Income from operations for the three-months ended October 31, 2012, as compared to the corresponding three-months ended October 31, 2011, increased by $91 or 38%. This net increase is primarily the result of the decrease in cost of marketplace revenue and operating expenses for the period ending October 31, 2012.

Net income for the three-months ended October 31, 2012, as compared to the corresponding three-months ended October 31, 2011, increased by $88 or 55% as a result of the $260 decrease in revenues offset by a $148 reduction in cost of marketplace, a $203 reduction in operating expenses including a $22 decrease in depreciation and amortization in the three-months ended October 31, 2012, as compared to the corresponding three-months ended October 31, 2011.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2012 and 2011 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2012		2011

	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,711	100%	$3,971	100%

Costs and expenses:
Cost of marketplace revenue	2,361	64%	2,509	63%
Salaries, wages and employee benefits	485	13%	469	12%
Selling, general and administrative	467	13%	664	17%
Depreciation and amortization	66	2%	88	2%
	3,379	92%	3,730	94%

Income from operations	332	9%	241	6%

Interest income, net	30	1%	20	1%
Gain on sale of assets, net	2	0%	-	0%
Income before income taxes	364	10%	261	7%

Provision (benefit) for income taxes	116	3%	101	3%

Net income	$248	7%	$160	4%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2012	2011	(decrease)
	(unaudited)

Transaction fees	$2,447	$2,650	-8%
Association fees	1,164	1,217	-4%
Other revenue	100	104	-4%
	$3,711	$3,971	-7%

Marketplace revenue for the three-months ended October 31, 2012 decreased by $260, or 7% to $3,711 as compared to $3,971 for the three-months ended October 31, 2011.

Transaction fees for the three-months ended October 31, 2012 decreased by $203, or 8%, to $2,447 from $2,650 for the three-months ended October 31, 2011. The decrease in transaction fees was due to lower transaction volume for the three-months ended October 31, 2012, as compared to the three-months ended October 31, 2011.

Association fees for the three-months ended October 31, 2012 decreased by $53, or 4%, to $1,164 from $1,217 for the three-months ended October 31, 2011. The decrease in association fees is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2012 decreased by $4, or 4% to $100 as compared to $104 for the three-months ended October 31, 2011. The decrease in other revenues was primarily from the reduction of ITEX dollar revenue utilized in the Marketplace during the three-months ended October 31, 2012 which decreased by $15 to $45 as compared to $60 for the three-months ended October 31, 2011.

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $45 and $60 as ITEX dollar revenue for the three-months ended October 31, 2012 and 2011, respectively.

The corresponding ITEX dollar expenses in the period ending October 31, 2012 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended October 31,		Percent
	2012	2011	increase (decrease)
	(unaudited)

Transaction fee commissions	$1,850	$1,831	1%
Association fee commissions	425	405	5%
Corporate-owned office costs	7	185	-96%
Other costs of revenue	79	88	-10%
	$2,361	$2,509	-6%

Costs of marketplace revenue as percentage of total revenue	64%	63%

Cost of marketplace revenue for the three-months ended October 31, 2012 was $2,361 as compared to $2,509 for the three-months ended October 31, 2011, a decrease of $148, or 6% which is similar to the 7% reduction in revenues for the same comparable period. The overall cost of marketplace revenue increased slightly from 63% to 64% of revenue because of the increase in commissions paid out due to the sale of corporate-owned offices to new brokers. Corporate-owned offices have no associated commission payments due, however transaction and association fee commissions are paid out once a corporate-owned office is sold.

Transaction fee commissions are paid to brokers upon the collection of the transaction revenue. Transaction fee commissions for the three-months ended October 31, 2012 increased by $19 or 1% to $1,850 as compared to $1,831 for the three-months ended October 31, 2011. The increase in transaction fee commissions while related revenues have decreased for the three-month period is due to the commissionable impact from the sale of corporate-owned offices.

Association fee commissions are paid to brokers upon the collection of the association revenue. Association fee commissions for the three-months ended October 31, 2012 increased by $20, or 5% to $425 as compared to $405 for the three-months ended October 31, 2011. The increase in association commissions for the same periods was due to the commissionable impact from the sale of corporate-owned offices.

Our corporate-owned office costs decreased by $178, or 96% to $7 for the three-months ended October 31, 2012 as compared to $185 for the three-months ended October 31, 2011. The decrease is due to decreased expenses associated with the costs of managing our corporate-owned stores as a result of the sale of these offices.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2012	2011	increase
	(unaudited)

Corporate salaries, wages and employee benefits	$485	$469	3%

Corporate salaries, wages and employee benefits as percentage of total revenue	13%	12%

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2012, as compared to the three-months ended October 31, 2011, increased by $16, or 3%. The increase is primarily due to an additional headcount added in Marketing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2012	2011	decrease

Selling, general and administrative expenses	$467	$664	-30%

Selling, general and administrative expenses as percentage of total revenue	13%	17%

Selling, general and administrative expenses for the three-months ended October 31, 2012, as compared to the three-months ended October 31, 2011, decreased by $197, or 30%. Our selling general and administrative expenses also decreased as a percentage of total revenues in the periods presented. The decrease is due primarily to a decrease in legal fees, bad debt and rent. Legal fees for the three-months ended October 31, 2012 decreased by $106, or 67% to $53 as compared to $159 for the three-months ended October 31, 2011. Bad debt expense for the three-months ended October 31, 2012 decreased by $69, or 58% to $51 as compared to $120 for the three-months ended October 31, 2011. Also, rent expense for the three-months ended October 31, 2012 decreased by $29, or 41% to $42 as compared to $71 for the three-months ended October 31, 2011 as a part of our corporate-owned office sales.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2012	2011	decrease

Depreciation and amortization	$66	$88	-25%

Depreciation and amortization as percentage of total revenue	2%	2%

Depreciation and amortization for the three-months ended October 31, 2012, as compared to the three-months ended October 31, 2011, decreased by $22, or 25%. Depreciation and amortization remained constant as a percentage of total revenues in the periods presented. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and gains or losses on the sale of assets.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2012	2011	increase

Interest income	$30	$20	50%
Gain on sale of assets, net	$2	$-
Other income	$32	$20	60%

Other income, as percentage of total revenue	1%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we have increased the amount of outstanding loans to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the three-month period ended October 31, 2012 includes a $4 gain on the sale of membership lists offset by a loss of $2 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31
	2012		2011
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$126	35%	$91	35%
State income taxes/(benefit)	(10)	-3%	10	4%

Provision for income taxes	$116	32%	$101	39%

We recognized a $116 provision for income taxes, in the three-month period ended October 31, 2012, as compared to the $101 provision for income taxes in the three-month period ended October 31, 2011. Provision for income taxes increased by $15 for the three-months ended October 31, 2012, as compared to the corresponding period of fiscal 2011. The increase was due to the increase in taxable income in the three-months ended October 31, 2012.

The Federal effective tax rate related to our provision for income taxes in the three-month period ended October 31, 2012 is similar to that used in the period ending October 31, 2011. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2012 is lower to that used in the three-month period ending October 31, 2011, due to a the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of October 31, 2012, and July 31, 2012, we had $2,308 and $1,942, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2013. We had no outstanding balance on our line of credit as of October 31, 2012.

The following table presents a summary of our cash flows for the three-months ended October 31, 2012 and 2011 (in thousands) (unaudited):

	Three-months ended October 31,
	2012	2011

Cash provided by operating activities	$387	$452
Cash provided by (used) in investing activities	72	(180)
Cash used in financing activities	(93)	(202)
Increase in cash	$366	$70

We have financed our operational needs through cash flow generated from operations. In 2012 we used a significant portion of cash reserves to fund the tender offer of $4,506. We also used operational cash flow provided by operating activities for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the three-months ended October 31, 2012, net cash provided by operating activities was $366 compared with $452 in the three-months ended October 31, 2011 a decrease of $86, or 19%. The decrease in net cash provided by the operating activities is a result of the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2012	2011

Net income	$248	$160
Add: non-cash expenses	264	300
Add: changes in operating assets and liabilities	(125)	(8)
Net cash provided by operating activities	$387	$452

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Three-months ended October 31,
	2012		2011
	Amount	Percent of total	Amount	Percent of total

Credit cards	$2,213	62%	$2,988	68%
Electronic funds transfer	1,092	31%	1,123	25%
Cash and checks	236	7%	296	7%
Cash received from marketplace members	$3,541	100%	$4,407	100%

Investing Activities

Net cash provided by (used in) investing activities was primarily the result of business acquisitions or sales, purchase of property and equipment and intangible assets, the collections on notes receivable from corporate office sales and broker loans.

For the three-months ended October 31, 2012, net cash provided by investing activities was $72 compared with $180 used in investing activities in the three-months ended October 31, 2011, an increase of $252, or 140%. In the three-months ended October 31, 2012, the net cash provided by investing activities was primarily related to $90 in note receivable principle collections offset by $76 in loans made to brokers. In the three-months ended October 31, 2011, the net cash used in investing activities was primarily related to a $175 membership list purchase, $59 in loans made to brokers, $1 in purchases of property and equipment and $55 of collections on existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on a stockholders’ notes receivable.

For the three-months ended October 31, 2012, net cash used in financing activities was $93 compared with $202 used in financing activities in the three-months ended October 31, 2011, a decrease of cash used in financing activities of $109, or 54%. The decrease is primarily due to the reduction of our dividend disbursement given the reduced amount of shares outstanding from the 2012 repurchases of our common stock.

In the three-months ended October 31, 2012, we declared and paid $119 in cash dividends to our stockholders.

Commitments

We lease office space under operating leases. Lease commitments include the lease for the Company’s corporate headquarters in Bellevue, Washington. The lease matured on October 31, 2012 for the branch office in Milwaukie, Oregon. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2012 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2013 (1)	122	13	135
2014	166	10	176
2015	127	-	127

Total	$415	$23	$438

 ___________

(1)	The expected payments for 2013 reflect future minimum payments for the nine-month period from November 1, 2012 to July 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including allowances for uncollectible accounts;
•	accounting for ITEX dollar activities;
•	the allocation of purchase price in business combinations;
•	valuation of notes receivable;
•	accounting for goodwill and other long-lived intangible assets;
•	accounting for income taxes;
•	share-based compensation; and
•	litigation matters

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2012 annual report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking such as estimates, projections, statements relating to our business plans, objectives and expected operating results. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 2 and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

For the year ended July 31, 2012, our revenue decreased 4% compared to the same period in 2011. Our revenue for the three-months ended October 31, 2012 decreased 7% over the corresponding period in fiscal 2011. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees based on the GMV (gross merchandise value) of transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which will depend on many factors, including the success of our development and expansion efforts, the control of expense levels and the success of our business activities. We have been subject to increased expense levels as a result of responding to proxy contests, litigation and other actions by dissident stockholders. We may make investments in marketing, broker and member support, technology and further development of our operating infrastructure which entail long-term commitments. We may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The barter industry as a whole may be adversely affected by industry trends and economic factors. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

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

We could be negatively affected as a result of a proxy fight and related litigation

In July 2010, a member of a dissident shareholder group declared his intention to change the management structure of ITEX. In 2010 and 2012, he participated in proxy contests to replace the majority of our Board of Directors.  In 2011, the dissident shareholder filed a derivative lawsuit against the Board of Directors, and also the Company as a nominal defendant, and is seeking to overturn certain Board actions as well as to set aside the vote of certain shareholders who voted at the 2012 annual meeting See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. The extended proxy fight and related litigation has negatively affected the Company and could cause additional harm because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders is costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network as well as our management and employees, and adversely impacts our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific dissident agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation are substantial;

•	Proxy contests, or the threat of one, could cause our stock price to experience periods of volatility or stagnation;

•	A successful election outcome by a dissident shareholder in replacing a majority of our directors would result in a change in control of the Company, which would trigger employee change in control agreements and immediate vesting of restricted stock awards, resulting in substantial compensation charges and other expenses. See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements.” A change in control could allow a dissident shareholder to reimburse his proxy expenses, resulting in substantial charges. The effect of a change in control could have a material adverse effect upon the Company's operations, financial condition, and financial statements taken as a whole;

•	A successful election outcome by a dissident shareholder who is also engaged in litigation against ITEX could also potentially adversely affect the Company by resulting in an “insured v. insured exclusion” under our D&O insurance policy, which excludes indemnification for claims against directors and officers alleged by other directors and officers or policyholders under the same policy. There is a risk that our insurer would decline to cover claims, or that defense costs advanced by the Company during the pendency of the claim would later be determined to be not covered under the policy and would not be repaid or recovered. An adverse determination by our insurer could have a material adverse effect on our business, financial condition and results of operations; and

•	The uncertainty created by the delay in certifying the election results of our last annual meeting could further negatively impact the stability and morale of our broker network as well as our management and employees. Overcoming the disruption, uncertainty, diversion of focus, and damaged morale within the organization and the Broker Network may adversely affect our financial condition and results of operations, and require motivational support in the form of various incentives.

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

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements.” Adverse outcomes in one or more of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $909 at July 31, 2011 to $1,606 at October 31, 2012. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
8/01/12 - 8/31/12	-	-	-	-
9/01/12 – 9/30/12	-	-	-	-
10/01/12 - 10/31/12	160	3.51	160	$1,560,008

(1)	Shares were repurchased under a $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(2)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 1 above.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: December 13, 2012	By:	/s/ Steven White
Steven White Chief Executive Officer Interim Chief Financial Officer

