Form 10-Q
period 2013-01-31
ITEX CORP
filed 2013-03-14
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013.

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

As of January 31, 2013, we had 2,942,675 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31, 2013	July 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$2,461	$1,942
Accounts receivable, net of allowance of $265 and $319	1,012	716
Prepaid expenses	120	98
Loans and advances	27	12
Prepaid advertising credits	-	3
Deferred tax asset, net of allowance of $23 and $23	603	603
Notes receivable	341	334
Other current assets	75	47
Total current assets	4,639	3,755

Property and equipment, net of accumulated depreciation of $419 and $425	43	43
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $163 and $163, and net of current portion	3,984	4,293
Intangible assets, net of accumulated amortization of $3,063 and $2,945	365	525
Notes receivable, net of current portion	1,173	1,285
Other long-term assets	17	19
Total assets	13,412	13,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	152	85
Commissions payable to brokers	-	654
Accrued commissions to brokers	1,305	842
Accrued expenses	357	412
Deferred revenue	22	32
Advance payments	97	136
Notes payable	7	-
Total current liabilities	1,940	2,161

Long-term liabilities:
Other long-term liabilities	8	10
Notes payable, net of current portion	6	-
Total long-term liabilities	14	10
Total Liabilities	1,954	2,171

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,616 shares and 2,614 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,278	25,183
Stockholder notes receivable	(437)	(489)
Accumulated deficit	(13,409)	(13,780)
Total stockholders' equity	11,458	10,940

Total liabilities and stockholders’ equity	$13,412	$13,111

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended January 31,		Six-months Ended January 31,
	2013	2012	2013	2012

Revenue:
Marketplace revenue and other revenue	$3,960	$4,229	$7,671	$8,199

Costs and expenses:
Cost of Marketplace revenue	2,551	2,808	4,912	5,318
Corporate salaries, wages and employee benefits	477	503	961	972
Selling, general and administrative	368	558	836	1,221
Depreciation and amortization	65	77	131	165
	3,461	3,946	6,840	7,676

Income from operations	499	283	831	523

Other income/(expense)
Interest, net	30	31	61	51
Other income/(expense), net	(2)	312	-	312
	28	343	61	363

Income before income taxes	527	626	892	886

Income tax expense	169	202	286	302

Net income	$358	$424	$606	$584

Net income per common share:
Basic	$0.14	$0.12	$0.23	$0.16
Diluted	$0.14	$0.12	$0.23	$0.16

Weighted average shares outstanding:
Basic	2,615	3,635	2,616	3,641
Diluted	2,616	3,636	2,617	3,642

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JANUARY 31, 2013

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Notes	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

Payments on stockholder notes receivables				52		52

Stock based compensation expense	9		121			121

Common Stock repurchased and retired	(7)		(26)			(26)

Dividend Payment					(235)	(235)

Net income					606	606

Balance at January 31, 2013	2,616	$26	$25,278	$(437)	$(13,409)	$11,458

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-months ended January 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$606	$584
Items to reconcile to net cash provided by operations:
Depreciation and amortization	131	165
Stock based compensation	121	152
Decrease in allowance for uncollectible receivables	(54)	(13)
Change in deferred income taxes	309	307
Gain on sale of assets	(4)	(318)
Loss on disposal of equipment	4	6
Changes in operating assets and liabilities:
Accounts receivable	(242)	(179)
Prepaid expenses	(23)	38
Loans and advances	(13)	(51)
Prepaid advertising credits	3	40
Other assets	(27)	(10)
Accounts payable	65	76
Commissions payable to brokers	(654)	(276)
Accrued commissions to brokers	464	502
Accrued expenses	(54)	(42)
Deferred revenue	(10)	(15)
Other long-term liabilities	(1)	2
Advance payments	(39)	(15)
Net cash provided by operating activities	582	953

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	45	(175)
Proceeds from note payable	15	-
Payments on note payable	(2)
Purchase of property and equipment	(17)	(13)
Payments received from notes receivable	181	106
Advances on Loans	(76)	(104)

Net cash provided by (used in) investing activities	146	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	52	47
Repurchase of Common stock	(26)	(69)
Cash dividend paid to Common Shareholders	(235)	(324)
Net cash used in financing activities	(209)	(346)

Net increase in cash	519	421
Cash at beginning of period	1,942	5,386
Cash at end of period	$2,461	$5,807

Supplemental cash flow information:
Cash paid for taxes	$5	$42

Non-Cash activities:
Notes for asset sales	-	470

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of January 31, 2013, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also has 5 unvested shares of restricted stock that are dilutive and 328 unvested shares of restricted stock that are anti-dilutive as of January 31, 2013.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2013 and 2012 (in thousands, except per share data) (unaudited):

	Three-months Ended January 31,		Six-months Ended January 31,
	2013	2012	2013	2012

Net income available for shareholders	$358	$424	$606	$584

Weighted avg. outstanding shares of common stock	2,615	3,635	2,616	3,641
Dilutive effect of restricted shares	1	1	1	1
Common stock and equivalents	2,616	3,636	2,617	3,642
Earnings per share:
Basic	$0.14	$0.12	$0.23	$0.16
Diluted	$0.14	$0.12	$0.23	$0.16

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-months ended January 31, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at January 31, 2013 under operating leases, for office space were as follows (in thousands):

Executive office
Location:	Bellevue, WA
Expiration date:	April 30, 2015

Lease commitments for the year ending July 31,

2013(1)	82
2014	166
2015	127

Total	$375

(1)	The expected payments for 2013 reflect future minimum payments for the six-month period from February 1, 2013 to July 31, 2013.

Rent expense, including utilities and common area charges, was $49 and $60, respectively for the three-month periods ended January 31, 2013 and 2012. Rent expense was $91 and $130 for the six-month periods ended January 31, 2013 and 2012.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at January 31, 2013 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,

2013 (1)	10
2014	10

Total	$20

(1)	The expected payments for 2013 reflect future minimum payments for the six-month period from February 1, 2013 to July 31, 2013.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

In September 2011, a lawsuit was filed by one of the Company’s shareholders against our directors, and also ITEX as a nominal defendant, alleging shareholder derivative claims and seeking unspecified damages, costs and attorney’s fees (David Polonitza v. Steve White, Eric Best and John Wade and ITEX Corporation as a nominal defendant, King County Superior Court for the State of Washington, Case No. 11-2-30760-3). At a hearing held on December 28, 2012, the King County Superior Court approved a settlement agreement reached between the individual defendants, and the plaintiff, and dissolved the injunction that had delayed certification of the 2012 annual shareholders’ meeting election results. A judgment dismissing the lawsuit with prejudice and dissolving the injunction was entered on December 28, 2012. Under the terms of the settlement agreement approved by the Court, we will implement certain corporate governance measures and our insurer will pay a portion of the attorneys’ fees and costs of plaintiff’s counsel.

All parties to the litigation received a full and complete release of all claims asserted or that could have been asserted against them in the litigation. The judgment became final on January 28, 2013.

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

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six-months ended January 31, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2013 is similar to that used in the similar periods ending January 31, 2012. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2013 is lower to that used in the three and six-month periods ending January 31, 2012, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of January 31, 2013 we have recognized a net income tax expense of $286 which is our estimated federal and state income tax liability for the six-months ended January 31, 2013 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

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

	Three-Months ended January 31				Six-months ended January 31,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$183	35%	$216	35%	$309	35%	$307	35%
State income taxes	(14)	-3%	(14)	-3%	(23)	-3%	(5)	-1%

Provision for income taxes	$169	32%	$202	32%	$286	32%	$302	34%

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 16, 2012, the Company commenced a partial tender offer to purchase up to 1,000 shares of its common stock, at a price of $4.20 per share. The tender offer expired on April 13, 2012. Based on the final tabulation by OTR, Inc., the depositary for the tender offer, approximately 1,238 shares of ITEX common stock were properly tendered and not withdrawn and not excluded because tendered conditionally. ITEX accepted for purchase 1,073 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $4.20 per share, for an aggregate cost of $4,506, excluding fees and expenses relating to the tender offer. The total number of shares purchased in the tender offer included an additional 73 shares acquired pursuant to ITEX’s right to increase the number of shares purchased by no more than two percent of its outstanding shares, without amending or extending the tender offer. The shares purchased in the tender offer represented approximately 26.5% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of January 31, 2013.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the six-month period ended January 31, 2013 and 2012, the Company repurchased 7 and 17 shares of common stock for $26 and $69, respectively.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

In February 2011, the Board of Directors of the Company approved an amendment to the 2004 Equity Incentive Plan, as amended and restated (the “Plan”), to authorize 400 shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan. 23 shares remained available for future grants under the 2004 Plan as of January 31, 2013.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

In November 2012, the Company issued 5 restricted shares to a newly elected outside director, valued at the grant date stock price of $3.30 per share, with a vesting period of one year from the date of grant. The grant is to be amortized to compensation expense over a period of one year.

At January 31, 2013, 333 shares of common stock granted under the 2004 Plan remained unvested. At January 31, 2013, the Company had $1,155 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six and a quarter years.

NOTE 7 – SUBSEQUENT EVENTS

On February 26, 2013, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on March 20, 2013 to stockholders of record as of the close of business on March 11, 2013.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2013” for August 1, 2012 to July 31, 2013, “2012” for August 1, 2011 to July 31, 2012). Our second quarter is the three-month period from November 1, 2012 to January 31, 2013 (“three-month period ended January 31”). The Company’s first six months is from August 1, 2012 to January, 31, 2013. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results. For the three-months ended January 31, 2013, as compared to the three-months ended January 31, 2012, our revenue decreased by $269, or 6%, from $4,229 to $3,960, however our income from operations increased by $216, or 76%, from $283 to $499. For the six-month period ended January 31, 2013, as compared to the six-month period ended January 31, 2012, our revenue decreased by $528, or 6%, from $8,199 to $7,671 and our income from operations increased by $308, or 59%, from $523 to $831.

Revenue Sources. Our decrease in revenues for the three and six-months ended January 31, 2013 was attributable to a comparative reduction in our transaction volume and a reduction in our membership base. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.

•	Corporate-owned Offices. As of October 31, 2012, the ITEX Marketplace was 100% broker managed with no corporate-owned locations. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Revenue Trends and Growth. As discussed above, we experienced a downturn in revenue this quarter due to the reduction in transaction volume and the number of members. In addition to a difficult economic environment for our business members, we believe revenues were adversely affected, in part, by the distraction and disruption caused by a recently concluded proxy contest for control of the Company and related litigation (See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”). Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from fixed association fees. Approximately two-thirds of our net revenues each quarter come from variable transaction fees. We continue to work to expand our membership base which we expect will increase recurring and transactional revenues. We seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker. We added four new brokers during the six-month period ended January 31, 2013.

•	Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies.

•	Geographical expansion. We have acquired eight trade exchange membership lists since 2005 and integrated them into the ITEX system. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members has been to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. At January 31, 2013, we had a cash balance of $2,461, compared to a balance of $1,942 at July 31, 2012. Our net cash flows provided by operating activities were $582 for the six-month period ended January 31, 2013, compared to $953 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. We have sought to maintain a liquidity cushion sufficient to fund our business activities and cash commitments and handle contingencies, while preserving the ability to return cash to our stockholders through sustainable quarterly dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2013	2012	2013	2012

Revenue	$3,960	$4,229	$7,671	$8,199

Cost of marketplace revenue	$2,551	$2,808	$4,912	$5,318
Operating expenses	910	1,138	1,928	2,358
Income from operations	499	283	831	523

Other income,net	28	343	61	363
Income before income taxes	527	626	892	886

Income tax expense	169	202	286	302

Net income	$358	$424	$606	$584

Net income per common share:
Basic	$0.14	$0.12	$0.23	$0.16
Diluted	$0.14	$0.12	$0.23	$0.16

Average common and equivalent shares:
Basic	2,615	3,635	2,616	3,641
Diluted	2,616	3,636	2,617	3,642

Revenue for the three-months ended January 31, 2013, as compared to the corresponding period of fiscal 2012 decreased by $269, or 6%. Revenue for the six-month period ended January 31, 2013, as compared to the corresponding six-month period of fiscal 2012, decreased by $528, or 6%. The decrease in revenues for the three and six-months ended January 31, 2013 was from a reduction in transaction volume along with a reduction in the number of association members.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses decreased by $257, or 9% for the three-month period ended January 31, 2013, compared to the corresponding period of fiscal 2012. Cost of Marketplace revenue decreased by $406, or 8% for the six-month period ended January 31, 2013, compared to the corresponding period of fiscal 2012. The cost of Marketplace revenue decreases were in line with the corresponding decrease in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $228, or 20% for the three-months ended January 31, 2013, compared to the corresponding period of fiscal 2012. Operating expenses decreased by $430, or 18% for the six-month period ended January 31, 2013, compared to the corresponding period of fiscal 2012.

The decrease in operating expenses in the three-months ended January 31, 2013, as compared to the corresponding period of fiscal 2012, resulted from a $26 decrease in corporate salaries, wages and benefits, $190 decrease in selling, general and administrative expense and a decrease of $12 in depreciation and amortization.

The primary decrease in operating expenses in the six-month period ended January 31, 2013, as compared to the corresponding period of fiscal 2012, resulted from a $385 decrease in selling, general and administrative expenses. In addition, there was an $11 decrease in corporate salaries, wages and benefits and depreciation and amortization also decreased by $34.

Income from operations for the three-months ended January 31, 2013, as compared to the corresponding quarter of fiscal 2012, increased by $216, or 76%. Income from operations for the six-month period ended January 31, 2013, as compared to the corresponding period of fiscal 2012, increased by $308, or 59%.

Net income for the three-months ended January 31, 2013, as compared to the corresponding period of fiscal 2012, decreased by $66, or 16%. Net income for the six-month period ended January 31, 2013, as compared to the corresponding period of fiscal 2012, increased by $22, or 4%. Net income for the six-months ending January 31, 2012, included a $318 gain on the sale of corporate-owned offices.

Earnings per share, both basic and diluted, increased by $0.02, or 17% to $0.14 per share in the three-months ended January 31, 2013 compared to the three-months ended January 31, 2012. Earnings per share, both basic and diluted, increased $0.07, or 44% to $0.23 per share for the six-month period ended January 31, 2013 compared to the six-month period ended January 31, 2012.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-months ended January 31, 2013 and 2012 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2013		2012		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,960	100%	$4,229	100%	$7,671	100%	$8,199	100%

Costs and expenses:
Cost of Marketplace revenue	2,551	64%	2,808	66%	4,912	64%	5,318	65%
Salaries, wages and employee benefits	477	12%	503	12%	961	13%	972	12%
Selling, general and administrative	368	9%	558	13%	836	11%	1,221	15%
Depreciation and amortization	65	2%	77	2%	131	2%	165	2%
	3,461	87%	3,946	93%	6,840	90%	7,676	94%

Income from operations	499	13%	283	7%	831	11%	523	6%

Interest income, net	30	1%	31	1%	61	1%	51	1%
Gain/(Loss) on sale of assets, net	(2)	0%	312	7%	0	0%	312	4%

Income before income taxes	527	13%	626	15%	892	12%	886	11%

Provision for income taxes	169	4%	202	5%	286	4%	302	4%

Net income	$358	9%	$424	10%	$606	8%	$584	7%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2013	2012	(decrease)	2013	2012	(decrease)
Transaction fees	$2,704	$2,900	-7%	$5,152	$5,551	-7%
Association fees	1,145	1,209	-5%	2,309	2,425	-5%
Other revenue	111	120	-8%	210	223	-6%
	$3,960	$4,229	-6%	$7,671	$8,199	-6%

Marketplace revenue decreased by $269, or 6%, for the three-months ended January 31, 2013, as compared to the corresponding period ended January 31, 2012. Marketplace revenue decreased by $528, or 6% for the six-month period ended January 31, 2013, as compared to the six-month period ended January 31, 2012.

Transaction fee revenue for the three-months ended January 31, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $196, or 7%. Transaction fee revenue for the six-month period ended January 31, 2013, as compared to the corresponding period of fiscal 2012, decreased by $399, or 7%. The decrease for both the three and the six-month periods is the result of lower volume of business being transacted in the ITEX Marketplace.

Association fee revenue for the three-months ended January 31, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $64, or 5%. Association fee revenue for the six-month period ended January 31, 2013, as compared to the corresponding period of fiscal 2012, decreased by $116, or 5%. The decrease for both the three and the six-month periods is the result of a decrease in the net members participating within the Marketplace.

Other revenue for the three-months ended January 31, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $9, or 8%. Other revenue for the six-months ended January 31, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $13, or 6%.

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

We have implemented measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:

•	All ITEX dollar purchases for corporate and Marketplace purposes are approved by senior management.

•	We do not sell or purchase ITEX dollars for USD.

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $62 and $64 as ITEX dollar revenue for the three-months ended January 31, 2013 and 2012, respectively. We recorded $107 and $124 as ITEX dollar revenue for the six-months ended January 31, 2013 and 2012, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ending January 31, 2013 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent increase
	2013	2012	(decrease)	2013	2012	(decrease)
Transaction fee commissions	$2,051	$2,176	-6%	$3,901	$4,007	-3%
Association fee commissions	420	439	-4%	844	843	0%
Corporate-owned office costs	-	90	-100%	7	275	-97%
Other costs of revenue	80	103	-22%	160	193	-17%
	$2,551	$2,808	-9%	$4,912	$5,318	-8%

Costs of Marketplace revenue as percentage of total revenue	64%	66%		64%	65%

Costs of Marketplace revenue for the three-months ended January 31, 2013, as compared to the three-months ended January 31, 2012, decreased by $257, or 9%. Costs of Marketplace revenue for the six-month period ended January 31, 2013, as compared to six-month period ended January 31, 2012, decreased by $406, or 8%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and six-month periods ended January 2013 primarily due to the sale of corporate-owned offices to new brokers which reduced corporate overhead.

Transaction fee commissions decreased by $125, or 6% for the three-months ended January 31, 2013, as compared to the corresponding period of fiscal 2012. The decrease in transaction fee commissions is due to a corresponding decrease in transaction volume. Transaction fee commissions decreased by $106, or 3% for the six-month period ended January 31, 2013 as compared to the corresponding period of fiscal 2012. The reduction was due to a corresponding decrease in transaction fee revenue for the comparable periods offset by an increase in commission payable due as a result of the sale of corporate-owned offices from the prior year. Corporate-owned offices have no commission payments due, however transaction and association fee commissions are paid out once a corporate-owned office is sold.

Association fee commissions increased by $1, or 0% for the six-month period ended January 31, 2013 as compared to the corresponding periods of fiscal 2012. The net slight increase in commissions was due to the corresponding decrease in association fee revenue for the same period, offset by an increase in commission payable due to the sale of corporate-owned offices from the prior year.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $90 and $268, or 100% and 97%, respectively for the three and six-month periods ended January 31, 2013 as compared to the corresponding periods of fiscal 2012. The decrease is due to decreased expenses associated with the costs of managing our corporate-owned stores as a result of the sale of these offices in the prior period.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $23, or 22% for the three-month period ended January 31, 2013 as compared to the corresponding period of 2012. Other costs of revenue decreased by $33 or 17% for the six-month period ended January 31, 2013 as compared to the corresponding period of 2012.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2013	2012	decrease	2013	2012	decrease

Corporate salaries, wages and employee benefits	$477	$503	-5%	$961	$972	-1%

Corporate salaries, wages and employee benefits as percentage of total revenue	12%	12%		13%	12%

Salaries, wages, employee benefits decreased by $26 and $11, or 5% and 1%, respectively for the three and six-month periods ended January 31, 2013 as compared to the corresponding periods of fiscal 2012. The decrease in both periods is primarily related to a decrease in stock compensation costs for the comparable periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2013	2012	decrease	2013	2012	decrease

Selling, general and administrative expenses	$368	$558	-34%	$836	$1,221	-32%

Selling, general and administrative expenses as percentage of total revenue	9%	13%		11%	15%

Selling, general and administrative expenses decreased by $190 and by $385, or 34% and 32%, respectively, for the three and six-month periods ended January 31, 2013, as compared to the three and six-month periods ended January 31, 2012. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease is due primarily to a decrease in legal fees. Legal fees for the three and six-month periods ended January 31, 2013 decreased by $131 and by $237, or 68% and 67%, respectively, compared to the three and six-months ended January 31, 2012. See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” Additionally, marketing expense for the three and six-month periods ended January 31, 2013 decreased by $27 and $25, or 68% and 52%, respectively.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2013	2012	decrease	2013	2012	decrease

Depreciation and amortization	$65	$77	-16%	$131	$165	-21%

Depreciation and amortization as percentage of total revenue	2%	2%		2%	2%

Depreciation and amortization decreased by $12 and $34, or 16% and 21%, respectively, for the three and the six-month periods ended January 31, 2013, as compared to the three and six-month periods ended January 31, 2012. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and gains or losses on the sale of assets.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2013	2012	increase (decrease)	2013	2012	increase (decrease)

Interest income	$30	$31	-3%	$61	$51	20%

Gain/(Loss) on sale of assets	$(2)	$312	-101%	$-	$312	-100%
Other income	$28	$343	-92%	$61	$363	-83%

Other income, as percentage of total revenue	1%	8%		1%	4%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we periodically provide loans to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the three-month period ended January 31, 2013 includes a $2 loss on the disposition of fixed assets. Other income for the three and six-month period ended January 31, 2012 includes a $318 gain on the sale of corporate-owned offices offset by a loss of $6 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended January 31				Six-months ended January 31,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$183	35%	$216	35%	$309	35%	$307	35%
State income taxes	(14)	-3%	(14)	-3%	(23)	-3%	(5)	-1%

Provision for income taxes	$169	32%	$202	32%	$286	32%	$302	34%

We recognized a $169 and $286 provision for income taxes, in the three and six-month periods ended January 31, 2013, respectively, as compared to the $202 and $302 provision for income taxes in the three and six-month periods ended January 31, 2012. Provision for income taxes decreased by $33 and $16, respectively for the three and six-months ended January 31, 2013, as compared to the corresponding period of fiscal 2012. The decrease in income taxes in 2013 was primarily due to the reduction of taxable income in the comparable periods as the 2012 period had other income gains from the sale of corporate-owned offices of $318.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2013 is similar to that used in the period ending January 31, 2012. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2013 is lower to that used in the three and six-month periods ending January 31, 2012, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from investing and financing activities, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock. As of January 31, 2013, and July 31, 2012, we had $2,461 and $1,942, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2013. We had no outstanding balance on our line of credit as of January 31, 2013.

The following table presents a summary of our cash flows for the six-months ended January 31, 2013 and 2012 (in thousands) (unaudited):

	Six-months ended January 31,
	2013	2012

Cash provided by operating activities	$582	$953
Cash provided by (used) in investing activities	146	(186)
Cash used in financing activities	(209)	(346)
Increase in cash	$519	$421

Our approach to liquidity management is to ensure that an adequate liquidity cushion is available to fund our business activities and handle contingencies without a material adverse impact to our earnings, daily operations or our financial condition. We also take into account our capital allocation and growth objectives, including investing in acquisitions and revenue generating opportunities, and returning cash to our stockholders through dividends and share buybacks. We generally seek to have sufficient cash on hand to at least meet our objectives and obligations over the next 12 to 24 months without the need to use debt. In 2012 we used a significant portion of cash reserves to fund a tender offer to repurchase a portion of our shares of $4,506. We also used funds for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

As part of our expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. Such alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash, the reduction or elimination of the dividends we pay to our stockholders, or the incurrence of debt or contingent liabilities. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.” Although we would seek to utilize available working capital for such a transaction, we may choose or be required to finance a portion of the acquisition cost through short-term borrowings or the issuance of long-term debt. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the six-months ended January 31, 2013, net cash provided by operating activities was $582 compared with $953 in the six-months ended January 31, 2012 a decrease of $371 or 39%. The decrease in net cash provided by the operating activities is a result of the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2013	2012

Net income	$606	$584
Add: non-cash expenses	507	299
Changes in operating assets and liabilities	(531)	70
Net cash provided by operating activities	$582	$953

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, the changes in the deferred portion of the provision (benefit) for income taxes and gain or loss on the sale of assets.

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Six-months ended January 31,
	2013		2012
	Amount	Percent of total	Amount	Percent of total

Credit cards	$4,545	64%	$5,516	68%
Electronic funds transfer	1,993	28%	2,036	25%
Cash and checks	523	7%	605	7%
Cash received from Marketplace members	$7,061	100%	$8,157	100%

Investing Activities

Net cash provided by (used in) investing activities was primarily the result of business acquisitions or sales, purchase of property and equipment and intangible assets, the collections on notes receivable from corporate office sales and broker loans.

For the six-months ended January 31, 2013, net cash provided by investing activities was $146 compared with $186 used in investing activities in the six-months ended January 31, 2012, an increase of $332, or 178%. In the six-months ended January 31, 2013, the net cash provided by investing activities was primarily related to $181 in note receivable principle collections offset by $76 in loans made to brokers. In the six-months ended January 31, 2012, the net cash used in investing activities was primarily related to a $175 membership list purchase, $104 in loans made to brokers, $13 in purchases of property and equipment offset by $106 of collections on existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the six-months ended January 31, 2013, net cash used in financing activities was $209 compared with $346 used in financing activities in the six-months ended January 31, 2012, a decrease of cash used in financing activities of $137, or 40%. The decrease is primarily due to the reduction of our dividend disbursement given the reduced amount of shares outstanding from the 2012 repurchases of our common stock.

In the six-months ended January 31, 2013, we declared and paid $235 in cash dividends to our stockholders.

Commitments

We lease office space under operating leases. Lease commitments include the lease for the Company’s corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at January 31, 2013 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2013 (1)	82	10	92
2014	166	10	176
2015	127	-	127

Total	$375	$20	$395

(1)	The expected payments for 2013 reflect future minimum payments for the six-month period from February 1, 2013 to July 31, 2013.

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

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking such as estimates, projections, statements relating to our business plans, objectives and expected operating results. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 2 and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

For the year ended July 31, 2012, our revenue decreased 4% compared to the same period in 2011. Our revenue for both the three and six-months ended January 31, 2013 decreased 6% over the corresponding periods in fiscal 2012. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees based on the GMV (gross merchandise value) of transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we are currently declaring cash dividends on our common stock as a way to return value to our stockholders, we are not required to do so and we cannot assure you that we will continue to pay dividends in the future. We have sought to maintain a liquidity cushion sufficient to fund our business activities and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. If liquidity from our cash flow is inadequate or unavailable, we may be required to scale back or eliminate the dividends we pay to our stockholders. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

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

We could be negatively affected as a result of proxy contests and related litigation

In July 2010, a member of a dissident shareholder group declared his intention to change the management structure of ITEX. In 2010 and 2012, he initiated proxy contests to replace the majority of our Board of Directors.  In 2011, the dissident filed a derivative lawsuit against the Board of Directors, and also the Company as a nominal defendant, which recently settled. See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. Further proxy contests and related litigation could harm the Company because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders is costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network as well as our management and employees, and adversely impacts our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific dissident agenda, it may adversely affect our ability to effectively and timely implement our current business plan which could have a material adverse effect on our results of operations and financial condition;

•	If certain corporate governance proposals are implemented that are not scaled to the size of our company or do not provide a benefit commensurate with their cost, our profitability as well as the value creation capabilities of our organization may be adversely affected;

•	Increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation are substantial;

•	Proxy contests, or the threat of one, could cause our stock price to experience periods of volatility or stagnation; and

•	A successful election outcome by a dissident shareholder in replacing a majority of our directors would result in a change in control of the Company, which would trigger employee change in control agreements and immediate vesting of restricted stock awards, resulting in substantial compensation charges and other expenses. The effect of a change in control could have a material adverse effect upon the Company's operations, financial condition, and financial statements taken as a whole.

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

Although we believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ongoing operating requirements, we have limited funds. Our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available strategic opportunities. We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, return cash to stockholders through dividends and share buybacks, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot be certain that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $909 at July 31, 2011 to $1,514 at January 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended January 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
11/01/12 - 11/30/12	-	-	-	-
12/01/12 – 12/31/12	-	-	-	-
01/01/13 - 01/31/13	6,914	3.65	6,914	$1,534,772

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

(2)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 1 above.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 14, 2013	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: March 14, 2013	By:	/s/ John Wade
John Wade
Chief Financial Officer

