Form 10-Q
period 2013-04-30
ITEX CORP
filed 2013-06-13
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013.

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

Yes ☐ No ☒

As of April 30, 2013, we had 2,940,986 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

For the Three-month and Nine-month Period Ended April 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2013	July 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$2,687	$1,942
Accounts receivable, net of allowance of $301 and $319	1,127	716
Prepaid expenses	131	98
Loans and advances	32	12
Prepaid advertising credits	-	3
Deferred tax asset, net of allowance of $23 and $23	603	603
Notes receivable	355	334
Other current assets	85	47
Total current assets	5,020	3,755

Property and equipment, net of accumulated depreciation of $419 and $425	64	43
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $163 and $163, and net of current portion	3,854	4,293
Intangible assets, net of accumulated amortization of $3,121 and $2,945	306	525
Notes receivable, net of current portion	1,149	1,285
Other long-term assets	19	19
Total assets	13,603	13,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	111	85
Commissions payable to brokers	-	654
Accrued commissions to brokers	1,334	842
Accrued expenses	382	412
Deferred revenue	27	32
Advance payments	102	136
Notes payable	7	-
Total current liabilities	1,963	2,161

Long-term liabilities:
Other long-term liabilities	7	10
Notes payable, net of current portion	5	-
Total long-term liabilities	12	10
Total Liabilities	1,975	2,171

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,638 shares and 2,614 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,316	25,183
Stockholder notes receivable	(414)	(489)
Accumulated deficit	(13,300)	(13,780)
Total stockholders' equity	11,628	10,940
Total liabilities and stockholders’ equity	$13,603	$13,111

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three-months Ended April 30,		Nine-months Ended April 30,
	2013	2012	2013	2012

Revenue:
Marketplace revenue and other revenue	$3,475	$3,787	$11,146	$11,986

Costs and expenses:
Cost of Marketplace revenue	2,171	2,445	7,083	7,763
Corporate salaries, wages and employee benefits	539	509	1,501	1,481
Selling, general and administrative	345	435	1,179	1,655
Depreciation and amortization	66	74	197	239
	3,121	3,463	9,960	11,138

Income from operations	354	324	1,186	848

Other income/(expense)
Interest, net	25	25	85	75
Other (expense)/income, net	(1)	-	(1)	312
	24	25	84	387

Income before income taxes	378	349	1,270	1,235

Income tax expense	120	119	406	421

Net income	$258	$230	$864	$814

Net income per common share:
Basic	$0.10	$0.07	$0.33	$0.23
Diluted	$0.10	$0.07	$0.33	$0.23

Weighted average shares outstanding:
Basic	2,619	3,486	2,617	3,590
Diluted	2,622	3,488	2,620	3,591

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED APRIL 30, 2013

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Notes	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

Payments on stockholder notes receivables				75		75

Stock based compensation expense	48		222			222

Common stock repurchased and retired	(24)		(89)			(89)

Dividend payment					(384)	(384)

Net income					864	864

Balance at April 30, 2013	2,638	$26	$25,316	$(414)	$(13,300)	$11,628

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months ended April 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$864	$814
Items to reconcile to net cash provided by operations:
Depreciation and amortization	197	239
Stock based compensation	222	227
Decrease in allowance for uncollectible receivables	(18)	(46)
Change in deferred income taxes	439	429
Gain on sale of assets	(4)	(318)
Loss on disposal of equipment	5	6
Changes in operating assets and liabilities:
Accounts receivable	(393)	(306)
Prepaid expenses	(33)	22
Loans and advances	(20)	(34)
Prepaid advertising credits	3	52
Other assets	(38)	(14)
Accounts payable and other expenses payable	26	(12)
Commissions payable to brokers	(654)	(669)
Accrued commissions to brokers	492	608
Accrued expenses	(30)	(174)
Deferred revenue	(5)	(19)
Advance payments	(34)	(27)
Long-term liabilities	(3)	3
Net cash provided by operating activities	1,016	781
CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	45	(175)
Proceeds from note payable	15	-
Payments on note payable	(3)	-
Purchase of property and equipment	(45)	(13)
Payments received from notes receivable	261	185
Advances on loans	(146)	(255)
Net cash provided by (used in) investing activities	127	(258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	75	73
Repurchase of Common stock	(89)	(69)
Tender Offer	-	(4,506)
Cash dividend paid to Common Shareholders	(384)	(485)
Net cash used in financing activities	(398)	(4,987)
Net increase (decrease) in cash	745	(4,464)
Cash at beginning of period	1,942	5,386
Cash at end of period	$2,687	$922
Supplemental cash flow information:
Cash paid for taxes	$7	$66
Non-Cash activities:
Notes for asset sales	-	470
Notes for member list	-	175

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of April 30, 2013, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also has 10 unvested shares of restricted stock that are dilutive and 293 unvested shares of restricted stock that are anti-dilutive as of April 30, 2013.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2013 and 2012 (in thousands, except per share data) (unaudited):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2013	2012	2013	2012

Net income available for shareholders	$258	$230	$864	$814

Weighted avg. outstanding shares of common stock	2,619	3,486	2,617	3,590
Dilutive effect of restricted shares	3	2	3	1
Common stock and equivalents	2,622	3,488	2,620	3,591
Earnings per share:
Basic	$0.10	$0.07	$0.33	$0.23
Diluted	$0.10	$0.07	$0.33	$0.23

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-months ended April 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at April 30, 2013 under operating leases, for office space were as follows (in thousands):

Executive office
Location:	Bellevue, WA
Expiration date:	April 30, 2015

Lease commitments for the year ending July 31,

2013(1)	41
2014	166
2015	127

Total	$334

(1)	The expected payments for 2013 reflect future minimum payments for the three-month period from May 1, 2013 to July 31, 2013.

Rent expense, including utilities and common area charges, was $40 and $42, respectively for the three-month periods ended April 30, 2013 and 2012. Rent expense was $132 and $173 for the nine-month periods ended April 30, 2013 and 2012.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at April 30, 2013 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,

2013 (1)	2
2014	10

Total	$12

(1)	The expected payments for 2013 reflect future minimum payments for the three-month period from May 1, 2013 to July 31, 2013.

We also have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2013. We have no outstanding balance on our line of credit as of April 30, 2013.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

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

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine-months ended April 30, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2013 is similar to that used in the similar periods ending April 30, 2012. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2013 is lower to that used in the three and nine-month periods ending April 30, 2012, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of April 30, 2013 we have recognized a net income tax expense of $406 which is our estimated federal and state income tax liability for the nine-months ended April 30, 2013 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

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

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of April 30, 2013.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the nine-month period ended April 30, 2013 and 2012, the Company repurchased 24 and 17 shares of common stock for $89 and $69, respectively.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

For the nine-month period ended April 30, 2013, the Company issued 20 shares of common stock. 10 shares are restricted and will be charged to compensation expense over the vesting period. 8 shares remained available for future grants under the 2004 Equity Incentive Plan as of April 30, 2013.

At April 30, 2013, 303 shares of common stock granted under the 2004 Plan remained unvested. At April 30, 2013, the Company had $1,111 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On May 31, 2013, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on June 20, 2013 to stockholders of record as of the close of business on June 10, 2013.

On May 14, 2013 a new look and refresh of www.itex.com was released.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2013” for August 1, 2012 to July 31, 2013, “2012” for August 1, 2011 to July 31, 2012). Our third quarter is the three-month period from February 1, 2013 to April 30, 2013 (“three-month period ended April 30”). The Company’s first nine months is from August 1, 2012 to April, 30, 2013. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook:

Comparative Results. For the three-months ended April 30, 2013, as compared to the three-months ended April 30, 2012, our revenue decreased by $312, or 8%, from $3,787 to $3,475, however our income from operations increased by $30, or 9%, from $324 to $354 and our net income increased by $28, or 12% from $230 to $258. For the nine-month period ended April 30, 2013, as compared to the nine-month period ended April 30, 2012, our revenue decreased by $840, or 7%, from $11,986 to $11,146, however our income from operations increased by $338, or 40%, from $848 to $1,186 and our net income increased by $50, or 6% from $814 to $864.

Revenue Sources. Our decrease in revenues for the three and nine-months ended April 30, 2013 was attributable to a comparative reduction in our transaction volume and a reduction in our membership base. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community continues to struggle in a difficult economic environment.

•	Corporate-owned Offices. Since October 31, 2012, the ITEX Marketplace has been 100% broker managed with no corporate-owned locations. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

Revenue Trends and Growth. Compared to 2012, we experienced a downturn in revenue this quarter due to the reduction in transaction volume and the number of members. We believe revenues continue to be adversely affected, in part, by the difficult economic environment for our business members and by the distraction and disruption caused by a recently concluded proxy contest for control of the Company and related litigation. See Risk Factor below “We could be negatively affected as a result of proxy contests and related litigation. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from fixed association fees. Approximately two-thirds of our net revenues each quarter come from variable transaction fees. We continue to work to expand our membership base which we expect will increase recurring and transactional revenues. We seek to increase our revenue by:

•	enhancing our internet applications;
•	marketing the benefits of participation in the Marketplace;
•	adding new brokers.

Adding new brokers is an important component of our overall growth plan, and we are increasing our broker recruiting efforts. One recruitment program which has achieved some success is our Broker Mentor program, in which existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker after certain criteria are met and maintained. We added four new brokers during the nine-month period ended April 30, 2013.

•	Supporting Members, Brokers and Employees. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We are in the process of upgrading our payment processing and team software with .NET technologies. We recently launched a new look and refresh of www.itex.com to better tell our story and make it more community driven.

•	Geographical expansion. Since 2005 we have acquired ten trade exchange membership lists, including two acquired directly from a local office, and integrated them into the ITEX system. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members has been to distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. At April 30, 2013, we had a cash balance of $2,687, compared to a balance of $1,942 at July 31, 2012. Our net cash flows provided by operating activities were $1,018 for the nine-month period ended April 30, 2013, compared to $781 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. In February 2013, we increased our quarterly cash dividend to $.05 per share, representing an annualized dividend yield of 5.43% (based on the 12-month trailing average closing price of our stock up to February). We have sought to maintain a liquidity cushion sufficient to fund our business activities and cash commitments and handle contingencies, while preserving the ability to return cash to our stockholders through sustainable quarterly dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$3,475	$3,787	$11,146	$11,986

Cost of marketplace revenue	$2,171	$2,445	$7,083	$7,763
Operating expenses	950	1,018	2,877	3,375
Income from operations	354	324	1,186	848

Other income (expense)	24	25	84	387
Income before income taxes	378	349	1,270	1,235

Provision for income taxes	120	119	406	421

Net income	$258	$230	$864	$814

Net income per common share:
Basic	$0.10	$0.07	$0.33	$0.23
Diluted	$0.10	$0.07	$0.33	$0.23

Average common and equivalent shares:
Basic	2,619	3,486	2,617	3,590
Diluted	2,622	3,488	2,620	3,591

Revenue for the three-months ended April 30, 2013, as compared to the corresponding period of fiscal 2012 decreased by $312, or 8%. Revenue for the nine-month period ended April 30, 2013, as compared to the corresponding nine-month period of fiscal 2012, decreased by $840, or 7%. The decrease in revenues for the three and nine-months ended April 30, 2013 was from a reduction in transaction volume along with a reduction in the number of association members.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses decreased by $274, or 11% for the three-month period ended April 30, 2013, compared to the corresponding period of fiscal 2012. Cost of Marketplace revenue decreased by $680, or 9% for the nine-month period ended April 30, 2013, compared to the corresponding period of fiscal 2012. The cost of Marketplace revenue decreases for both periods were in line with the corresponding decrease in revenue.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $68, or 7% for the three-months ended April 30, 2013, compared to the corresponding period of fiscal 2012. Operating expenses decreased by $498, or 15% for the nine-month period ended April 30, 2013, compared to the corresponding period of fiscal 2012.

The decrease in operating expenses in the three-months ended April 30, 2013, as compared to the corresponding period of fiscal 2012, resulted from a $90 decrease in selling, general and administrative expense, and an $8 decrease in depreciation and amortization, offset somewhat by a $30 increase in salaries, wages and benefits.

The primary decrease in operating expenses in the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, resulted from a $476 decrease in selling, general and administrative expenses which included a $292 decrease in legal expenses.

Income from operations for the three-months ended April 30, 2013, as compared to the corresponding quarter of fiscal 2012, increased by $30, or 9%. Income from operations for the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, increased by $338, or 40%.

Net income for the three-months ended April 30, 2013, as compared to the corresponding period of fiscal 2012, increased by $28, or 12%. Net income for the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, increased by $50, or 6%.

Earnings per share, both basic and diluted, increased by $0.03, or 43% to $0.10 per share in the three-months ended April 30, 2013 compared to the three-months ended April 30, 2012. Earnings per share, both basic and diluted, increased $0.10, or 43% to $0.33 per share for the nine-month period ended April 30, 2013 compared to the nine-month period ended April 30, 2012.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended April 30, 2013 and 2012 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2013		2012		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,475	100%	$3,787	100%	$11,146	100%	$11,986	100%

Costs and expenses:
Cost of Marketplace revenue	2,171	62%	2,445	65%	7,083	63%	7,763	65%
Salaries, wages and employee benefits	539	16%	509	13%	1,501	13%	1,481	12%
Selling, general and administrative	345	10%	435	11%	1,179	11%	1,655	14%
Depreciation and amortization	66	2%	74	2%	197	2%	239	2%
	3,121	90%	3,463	91%	9,960	89%	11,138	93%

Income from operations	354	10%	324	9%	1,186	11%	848	7%

Interest income, net	25	1%	25	0%	85	1%	75	0%
Gain on sale of assets, net	(1)	0%	0	0%	(1)	0%	312	3%

Income before income taxes	378	11%	349	9%	1,270	12%	1,235	10%

Provision for income taxes	120	4%	119	3%	406	4%	421	3%

Net income	$258	7%	$230	6%	$864	8%	$814	7%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent increase	Nine-months ended April 30,		Percent increase
	2013	2012	(decrease)	2013	2012	(decrease)

Transaction fees	$2,302	$2,567	-10%	$7,454	$8,117	-8%
Association fees	1,094	1,163	-6%	3,403	3,588	-5%
Other revenue	79	57	39%	289	281	3%
	$3,475	$3,787	-8%	$11,146	$11,986	-7%

Marketplace revenue decreased by $312, or 8%, for the three-months ended April 30, 2013, as compared to the corresponding period ended April 30, 2012. Marketplace revenue decreased by $840, or 7% for the nine-month period ended April 30, 2013, as compared to the nine-month period ended April 30, 2012.

Transaction fee revenue for the three-months ended April 30, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $265, or 10%. Transaction fee revenue for the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, decreased by $663, or 8%. The decrease for both the three and the nine-month periods is the result of the decrease in the volume of transactions that took place in the Marketplace.

Association fee revenue for the three-months ended April 30, 2013, as compared to the corresponding quarter of fiscal 2012, decreased by $69, or 6%. Association fee revenue for the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, decreased by $185, or 5%. The decrease for both the three and nine-month periods is the result of a decrease in the net members participating in the ITEX Marketplace.

Other revenue for the three-months ended April 30, 2013, as compared to the corresponding quarter of fiscal 2012, increased by $22, or 39%. Other revenue for the nine-months ended April 30, 2013, as compared to the corresponding quarter of fiscal 2012, increased by $8, or 3%.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements included in our 2012 Annual Report on form 10K, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. ITEX dollars earned from members are later used by us as a method of payment in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising, as well as for certain general corporate and Marketplace expenses. ITEX dollars are only usable in our Marketplace.

We take careful measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:

•	All ITEX dollar purchases for corporate and Marketplace purposes are approved by senior management.

•	We do not sell or purchase ITEX dollars for USD.

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $20 and $18 as ITEX dollar revenue for the three-months ended April 30, 2013 and 2012, respectively. We recorded $128 and $142 as ITEX dollar revenue for the nine-months ended April 30, 2013 and 2012, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ending April 30, 2013 were for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2013	2012	(decrease)	2013	2012	(decrease)

Transaction fee commissions	$1,717	$1,938	-11%	$5,618	$5,944	-5%
Association fee commissions	395	425	-7%	1,239	1,268	-2%
Corporate-owned office costs	-	17	-100%	7	292	-98%
Other costs of revenue	59	65	-9%	219	259	-15%
	$2,171	$2,445	-11%	$7,083	$7,763	-9%

Costs of Marketplace revenue as percentage of total revenue	62%	65%		64%	65%

Costs of Marketplace revenue for the three-months ended April 30, 2013, as compared to the three-months ended April 30, 2012, decreased by $274, or 11%. Costs of Marketplace revenue for the nine-month period ended April 30, 2013, as compared to nine-month period ended April 30, 2012, decreased by $680, or 9%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and nine-month periods ended April 30, 2013 compared to the corresponding periods of fiscal 2012 primarily due to the sale of corporate-owned offices to new brokers which reduced corporate overhead.

Transaction fee commissions decreased by $221, or 11% for the three-months ended April 30, 2013, as compared to the corresponding period of fiscal 2012. Transaction fee commissions decreased by $326 or 5% for the nine-month period ended April 30, 2013 as compared to the corresponding period of fiscal 2012. The decrease in transaction fee commissions for both the three and nine-month periods is due to similar decreases in the transaction fee revenue.

Association fee commissions decreased by $30 and $29, or 7% and 2%, respectively for the three and nine-month periods ended April 30, 2013 as compared to the corresponding periods of fiscal 2012. The decrease in association commissions was primarily due to the decrease in association fee revenue for the same periods.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $17 and $285, or 100% and 98%, respectively for the three and nine-month periods ended April 30, 2013 as compared to the corresponding periods of fiscal 2012. The decrease is due to our sales of the remaining corporate-owned offices. The Company currently has no corporate-owned offices.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $6 and $40 or 9% and 15%, respectively for the three and nine-month periods ended April 30, 2013 as compared to the corresponding periods of fiscal 2012.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2013	2012	increase	2013	2012	increase

Corporate salaries, wages and employee benefits	$539	$509	6%	$1,501	$1,481	1%

Corporate salaries, wages and employee benefits as percentage of total revenue	16%	13%		13%	12%

Salaries, wages and employee benefits increased by $30, or 6%, for the three-month period ended April 30, 2013 and increased by $20, or 1%, for the nine-month period ended April 30, 2013 as compared to the corresponding periods of fiscal 2012. The increase for the three-month period is primarily a result of the reclassification of a former contractor in SG&A as an employee in corporate salaries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2013	2012	decrease	2013	2012	decrease

Selling, general and administrative expenses	$345	$435	-21%	$1,179	$1,655	-29%

Selling, general and administrative expenses as percentage of total revenue	10%	11%		11%	14%

Selling, general and administrative expenses decreased by $90 and by $476, or 21% and 29%, respectively, for the three and nine-month periods ended April 30, 2013, as compared to the three and nine-month periods ended April 30, 2012.

The decrease is primarily due to a decrease in legal fees. Legal fees for the three and nine-month periods ended April 30, 2013 decreased by $56 and by $292, or 62% and 66%, respectively, compared to the three and nine-months ended April 30, 2012. The period ending April 30, 2012 reflects the costs of a settled stockholder derivative claim that was expensed in the nine-months ended April 30, 2012. Additionally, rent expense for the nine-months ended April 30, 2013 decreased by $41, or 24% to $132 as compared to $173 for the nine-months ended April 30, 2012.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2013	2012	decrease	2013	2012	decrease

Depreciation and amortization	$66	$74	-11%	$197	$239	-18%

Depreciation and amortization as percentage of total revenue	2%	2%		2%	2%

Depreciation and amortization decreased by $8 and $42, or 11% and 18%, respectively for the three and the nine-month periods ended April 30, 2013, as compared to the three and the nine-month periods ended April 30, 2012. There have been no material additions of property and equipment and intangible assets in 2013, which along with expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent decrease	Nine-months ended April 30,		Percent decrease
	2013	2012	increase	2013	2012	increase

Interest income	$25	$25	0%	$85	$75	13%
Gain (Loss) on sale of assets	(1)	-	-100%	(1)	312	-100%
Other income	$24	$25	-4%	$84	$387	-78%

Other income, as percentage of total revenue	1%	1%		1%	3%

Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate a return on capital, we periodically loan funds to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the nine-month period ended April 30, 2013 includes a loss of $1 on the disposition of fixed assets. Other income for the nine-month period ended April 30, 2012 includes a $318 gain on the sale of corporate-owned offices offset by a loss of $6 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended April 30				Nine-months ended April 30,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$130	34%	$121	35%	$439	35%	$429	35%
State income taxes	(10)	-2%	(2)	-1%	(33)	-3%	(8)	-1%

Provision for income taxes	$120	32%	$119	34%	$406	32%	$421	34%

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2013 is similar to that used in the same periods ending April 30, 2012. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2013 is lower to that used in the three and nine-month periods ending April 30, 2012, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

We recognized a $120 and $406 provision for income taxes, in the three and nine-month periods ended April 30, 2013, respectively, as compared to the $119 and $421 provision for income taxes in the three and nine-month periods ended April 30, 2012. Provision for income taxes increased by $1 for the three-months ended April 30, 2013, as compared to the corresponding period of fiscal 2012. The provision for income taxes decreased by $15 for the nine-month period ended April 30, 2013, as compared to the corresponding period of fiscal 2012, due to the corresponding increase in pre-tax income due to the resolution of certain state tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We finance ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are cash flows provided by operating activities, existing cash and cash equivalents, and a line of credit facility. As of April 30, 2013 and July 31, 2012, we had $2,687 and $1,942, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2013. We have no outstanding balance on our line of credit as of April 30, 2013.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2013 and 2012 (in thousands) (unaudited):

	Nine-months ended April 30,
	2013	2012

Cash provided by operating activities	$1,016	$781
Cash provided by (used in) investing activities	127	(258)
Cash used in financing activities	(398)	(4,987)
Increase/(decrease) in cash	$745	$(4,464)

Our approach to liquidity management is to ensure that an adequate liquidity cushion is available to fund our business activities and handle contingencies without a material adverse impact to our earnings, daily operations or our financial condition. We also take into account our capital allocation and growth objectives, including investing in acquisitions and revenue generating opportunities, and returning cash to our stockholders through dividends and share buybacks. We generally seek to have sufficient cash on hand to at least meet our objectives and obligations over the next 12 to 24 months without the need to use debt. In 2012 we used a significant portion of cash reserves to fund a tender offer to repurchase a portion of our shares for $4,506. We also used funds for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the nine-months ended April 30, 2013, net cash provided by operating activities was $1,016 compared with $781 in the nine-months ended April 30, 2012 an increase of $235, or 30%. The increase in net cash provided by the operating activities is primarily the result of a decrease in selling, general and administrative expenses, an increase in non-cash expenses, and the timing of billing cycle close dates.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2013	2012

Net income	$864	$814
Add: non-cash expenses	841	537
Add: changes in operating assets and liabilities	(689)	(570)
Net cash provided by operating activities	$1,016	$781

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

For the nine-months ended April 30, 2013, net cash provided by investing activities was $127 compared with $258 used in investing activities in the nine-months ended April 30, 2012, an increase of $385, or 149%. In the nine-months ended April 30, 2013, the net cash provided by investing activities was primarily related to $261 in note receivable principle collections offset by $146 in loans made to brokers. In the nine-months ended April 30, 2012, the net cash used in investing activities was primarily related to $175 purchase of a member list that was subsequently sold to a broker, $255 in loans made to brokers, $13 in purchases of property and equipment, offset by $185 in principal payments received on existing notes receivables.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the nine-months ended April 30, 2013, net cash used in financing activities was $398 compared with $4,987 used in financing activities in the nine-months ended April 30, 2012, a decrease of cash used in financing activities of $4,589, or 92%.

In the nine-months ended April 30, 2013, the net cash used in investing activities was $384 in cash dividends to our stockholders, and $89 to repurchase 24 shares of our common stock through our stock repurchase program.

For the nine-months ended April 30, 2012, net cash used in financing activities was $4,987. The net cash used in financing during 2012 was primarily due to the $4,506 tender offer purchase of 1,073 shares of our common stock and cash dividends paid out to stockholders of $485. In addition, we also repurchased 17 shares of our common stock for $69 during the nine-months ending April 30, 2012 through our stock repurchase program.

Commitments

We lease office space under operating leases. Lease commitments include the lease for the Company’s corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at April 30, 2013 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2013 (1)	41	2	43
2014	166	10	176
2015	127	-	127

Total	$334	$12	$346

(1)	The expected payments for 2012 reflect future minimum payments for the three-month period from May 1, 2013 to July 31, 2013.

We also have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2013. We have no outstanding balance on our line of credit as of April 30, 2013.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

For the year ended July 31, 2012, our revenue decreased 4% compared to the same period in 2011. Our revenue for the nine-months ended April 30, 2013 decreased 7% over the corresponding periods in fiscal 2012. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our net revenues each quarter come from transaction fees based on the GMV (gross merchandise value) of transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

We could be negatively affected as a result of proxy contests and related litigation

In 2010 and 2012, a member of a dissident shareholder group initiated proxy contests to replace the majority of our Board of Directors.  In 2011, the dissident filed a derivative lawsuit against the Board of Directors, and also the Company as a nominal defendant, which recently settled. Further proxy contests and related litigation could harm the Company because:

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

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired ten trade exchange membership lists since 2005 and integrated them into the Marketplace. We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We have increased the amount of our loans to brokers from $909 at July 31, 2011 to $1,504 at April 30, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

ITEM 1. LEGAL PROCEEDINGS

See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
02/01/13 - 02/28/13	-	-	-	-
03/01/13 - 03/31/13	-	-	-	-
04/01/13 - 04/30/13	16,689	3.80	16,689	$1,470,792

(1)	Shares were repurchased under a $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. Includes 5,551 shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program referenced in Note 1 above.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 13, 2013	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: June 13, 2013	By:	/s/ John Wade
John Wade
Chief Financial Officer

