Form 10-K
period 2013-07-31
ITEX CORP
filed 2013-10-21
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10 - K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2013.

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

The aggregate market value of the common stock held by non-affiliates of the Company as of January 31, 2013 was approximately $6,700,421 based upon 1,942,151 shares held by such persons and the closing bid price of $3.45 as reported by the OTC Markets (“OTCQB”). Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2013, we had 2,903,373 shares of common stock outstanding (including unvested restricted stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be furnished to stockholders in connection with our annual meeting of stockholders to be held on December 13, 2013 are incorporated by reference into Part III.

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2013

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (“the Marketplace”). We service our member businesses through our independent licensed brokers and franchise network, (individually, “broker” and together, the “Broker Network”) in the United States and Canada, as well as through any corporate-owned offices we may operate from time to time. Our business services and payment systems enable member businesses (our “members”) to trade products and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

We maintain our executive offices at 3326 160th Avenue SE, Suite 100, Bellevue, Washington 98008-6418. Our telephone number is 425-463-4000. We routinely post important information on our website under the Investor Relations section of our website. Our website address is www.itex.com. There we also make available, free of charge, our SEC reports including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Businesses use our Marketplace to attract new customers, increase sales and market share, and to utilize unproductive assets, surplus inventory, or excess capacity. The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hospitality, media, and service related businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has nearly the same overhead associated with owning and maintaining its facility. Selling these unused rooms for ITEX dollars is beneficial for both the traveler (buyer) and the hotel (seller). The traveler receives a hotel room without spending cash and the hotel fills an empty room, with the ability to use the ITEX dollars earned to purchase other products or services in the Marketplace.

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

For tax purposes, the Internal Revenue Service (“IRS”) considers ITEX dollar sales to be equivalent to USD sales and ITEX dollar expenses to be equivalent to USD expenses. ITEX is obliged under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA) to annually send Forms 1099-B to each of our members and to the IRS, which we do electronically. The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns. The IRS requires Form 1099-B recipients to report their ITEX dollars received (sales) as gross income on their tax returns. Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Broker Network

Brokers are independent contractors with respect to the Company. Combined, our corporate staff, brokers and their staff, and outside contractors total approximately 320 individuals who support the Marketplace. Because we depend on a high rate of repeat business, the quality of broker interactions with members is an important element of our business strategy. We develop strong, cooperative relationships with our Broker Network by providing training, marketing materials and programs, internet and computer-related support, incentive programs, and investments in customer relationship management technology.

Our brokers provide Marketplace members with information about products and services that are available locally, nationally and in Canada. Brokers are responsible for enrolling new members, training them in Marketplace policies and procedures, facilitating their transactions and assuring payment in USD of transaction fees, association fees and other fees to us. In turn, brokers receive a commission in USD for a percentage of revenue collected from the members serviced by those brokers.

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

Our main sources of revenue are transaction and association fees. We typically charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In both of the years ended July 31, 2013 and 2012, members made approximately 93% of their payments through electronic funds transfer or by credit cards. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 97% and 98% of our total revenue in 2013 and 2012, respectively.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP). Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements for a description of our accounting policies. As discussed in our critical accounting policies, we recognize at fair value of the goods or services received when those goods or services have readily determinable fair values. We recognize ITEX dollars as required by the IRS for income tax reporting purposes. We account for ITEX dollar transactions and USD fee assessments in statements to members and brokers. The majority of the ITEX dollars we earn are distributed back to the Broker Network as revenue share and sales incentives. Additionally, we use ITEX dollars we earn to fund the ITEX co-op advertising program utilized by both members and brokers. We utilize less than 5% of ITEX dollars earned for ITEX operating expenses.

Business Strategy

Our goal is to expand our market share of the cashless transaction industry, principally in North America. We believe we can successfully increase the number of members participating in our Marketplace and our revenues if we provide members:

o	An efficient method to execute and track transactions in the Marketplace. We have internally developed a comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.” This web-based software solution provides members, brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance our multi-channel payment system in order to provide efficient internet access to ITEX members and our Broker Network.

o	A community where members can interact and safely transact business with other members. Our website has a casual, community approach conveying to members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. Our Broker Network and corporate staff monitor Marketplace transactions to ensure a fair and equitable environment for our members. Members may sell in the Marketplace only those products and services they have the legal right to sell. Our Marketplace Rules seek to enable and facilitate fair transactions among and between members by fostering a system of good business practices.

o	More coverage by increasing the size and effectiveness of our Broker Network. We seek to attract new franchisees in order to increase the trade regions covered by the Marketplace. A portion of our website at www.itex.com provides information about our franchise program, in which we identify target markets, provide detail about our company and business model, and allow potential franchisees to calculate sample financial forecasts.

o	Excellent customer service by the Broker Network and our corporate office. In furtherance of our objective of servicing members, we provide training and support for brokers and refine our franchisee and broker operating manuals and related support materials on a continual basis. Additionally, we hold a national convention and regional meetings each year in which we discuss and openly share solutions for current issues and plan for future enhancements and benefits to our Marketplace.

o	A strong social media presence. We seek to leverage the power of social media to create and enhance relationships with and for our members, facilitate transactions, as well as to attract new members to our Marketplace. We are on several of the leading social media websites, including Facebook, YouTube, LinkedIn, Google+ and Twitter.

Members

The Marketplace has approximately 23,000 members in the United States and Canada. The majority of members are businesses with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:

•	Attract new customers
•	Increase sales and market share
•	Add new channels of distribution

•	Utilize unproductive assets, surplus inventory or excess capacity

Members earn ITEX dollars which they have the opportunity to spend on products and services offered by other ITEX members. The following is an illustrative example of how the Marketplace can be utilized:

A dentist earns ITEX dollars by providing dental work to four new customers, the owner of a vacation resort, a restaurant owner, a landscaper and a plumber, all members of the Marketplace. These other members originally acquired ITEX dollars by providing products or services to other Marketplace members.

The dentist decides to remodel her office. Through the Marketplace, she hires a contractor who agrees to perform the remodeling work for $3,000 ITEX dollars. Upon completion of the job, the dentist authorizes the deduction of $3,000 ITEX dollars from her ITEX account, payable to the contractor’s ITEX account.

Sales, Marketing and Transactions

The primary function of new member enrollment is to grow the Marketplace member base, increase transactional opportunities and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base. Our brokers contact prospective members to market the benefits of joining the Marketplace. In addition, brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members. We offer a Member Referral Program that provides discounted association fees to existing members that refer new qualified members to the Marketplace, and are using social media channels to encourage referrals.

Our marketing strategy is to promote our Membership Trading Community and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business. Our marketing efforts include a program of support and education for our members and brokers in addition to continual upgrades and features of our website, www.itex.com. Tools for brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message. To promote the Marketplace and the ITEX brand, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means. In addition, we utilize national and web-based advertising campaigns.

Our brokers focus on generating transaction volume. Brokers facilitate transactions between members by identifying their needs and making them aware of products and services available in the Marketplace that could fulfill those needs. Brokers actively market products and services available to and from the members they service on our website and pursue potential member businesses to offer more transactional opportunities. Members can also log onto our website and initiate product or service listings on the Marketplace or search for products or services to purchase. Reoccurring transactions often develop between Marketplace members, generating transaction fees with less interaction by brokers.

Systems and Technologies

The Marketplace is handled by TEAM, our internally developed, proprietary, online system that is based on Microsoft® technologies. We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to brokers and members. The system extends well beyond record keeping and transaction processing. The major features of the system are as follows:

•	Account Information Manager (“AIM”) Online - provides our brokers and corporate staff with customer relationship management features including notes, transaction histories, calendaring and scheduling capabilities as well as Marketplace management features.

•	Marketplace - an online classified ad section where members can list products and services they are offering for ITEX dollars as well as locate products and services they are seeking to purchase with ITEX dollars.

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

•	Reporting – brokers, corporate management and accounting personnel are provided with a number of reports allowing for a comprehensive analysis of various aspects of the Marketplace.

We take a number of measures to ensure the security of our hardware and software systems and member information. We continue to enhance our systems for data management and protection, intrusion detection and prevention, upgrade our network architecture, and to expand our disaster recovery processing capacity. Our technologies are co-hosted in Washington and Idaho and we perform back-ups daily. We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by continually updating hardware and enhancing our software with new, internally developed programs and functionalities.

Industry Overview

Our industry was developed approximately 50 years ago when various trade exchanges (“Exchanges”) established a non USD-based index of valuation for credits and debits called “trade dollars.” For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace, consisting of approximately 23,000 members served by our 90 locations. In 2011 we conducted an informal market analysis to determine the size of our industry, contacting hundreds of Exchanges across the United States. Based on our information, we estimate the industry size to consist of approximately 300 exchange locations servicing 90,000 members, generating $680 million in gross merchandise value (GMV) transactions and $56 million in revenues.

Competition

We view our two primary competitors to be local Exchanges and internet distribution channels. We believe that we are the Exchange leader in the United States and Canada based on reported USD revenues, participating member businesses and regions served. Based on available industry information, we believe the next largest Exchange in the U.S. is International Monetary Systems, Ltd.

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

We compete primarily on a service basis, the number of products and services available in the Marketplace and the liquidity of ITEX dollars. We expect to encounter competition in our efforts to expand our Marketplace. In addition to existing Exchanges, new competitors could launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. However, we believe participation from a significant number of members is necessary as a critical mass to offer a quality Exchange. We also know there is a steep learning curve to manage an Exchange as well as a potentially significant investment in software. Each member of our senior management team has a minimum of 20 years of industry experience and our two technology software engineers have each been with ITEX for more than 10 years. We believe significant ramp-up time would be required to make a competitive Exchange successful. Nevertheless, competitors could undertake this effort, including companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have. Such companies could be strong competitors if they decided to develop a focused business effort in our industry.

In general, customer demands for wider availability of products and services, on-demand customer service, better computer servicing technology and the acceptance of the internet as a medium for communication and transacting business have resulted in a more competitive industry. We believe that in order to capture greater market share, local Exchanges will need to offer a wider selection of products and services, service a more diverse and dispersed member clientele and have greater access to growth capital and management expertise.

We believe we can remain in a good competitive position as long as we continue to maintain the quality of our services and our relationships with our Broker Network and our member base. Our ability to compete successfully will depend on our ability to continually enhance and improve our existing products and services, to adapt to current technologies, to offer products and services that meet the needs of our brokers, members and potential members, to successfully develop and market new products and services, and to continually improve our operating efficiencies. However, our competitors may develop competing technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services or develop new products or services to meet our members’ needs. Increased competition, legal challenges or other circumstances, could result in erosion of our market share and may require price reductions and increased spending on marketing and product development to remain competitive.

Government Regulation

Along with our brokers, we are subject to various federal, state and local laws, regulations and administrative practices affecting our businesses. These include the requirement to obtain business licenses, withhold taxes, remit matching contributions for our employees’ social security accounts, and other such legal requirements, regulations and administrative practices required of businesses in general. We are a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) and we are required to account for and report annually to the IRS the total ITEX dollar sales transactions, net of any returns, of each member in our Marketplace.

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

We store personal and financial information for members of the Marketplace and our brokers. Federal and state law requires us to safeguard personal and financial information, including credit card information. See Item 1A ─ Risk Factors ─ Failure to comply with laws and regulations that protect our members’ and brokers’ personal and financial information could result in liability and harm our reputation. In addition, under federal (Federal Trade Commission Act) and state franchise and business opportunity laws, franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. An adverse finding in one or more of these business relationship aspects could govern the enforceability of our agreements or permit the recovery of damages and penalties which could have a material adverse effect on our financial condition.

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

Proprietary Rights

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have registered service marks for the word mark ITEX®, as well as “ITEX” used in connection with our logo design, and have applications pending for a variety of other marks, including “The Membership Trading Community.” We may file additional service mark word and design applications for ITEX. We seek to police the use of our marks and to oppose any infringement. We have registered the internet domain name “ITEX.com” and other related domain names.

We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or be certain that equivalent products or services will not be marketed in competition with our products and services thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our brokers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Employees

As of July 31, 2013, we had 20 full-time, part-time, contract or temporary employees in our corporate headquarters. From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, and accounting or administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

For the year ended July 31, 2013, our revenue decreased 6% compared to the same period in 2012. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the overall development and expansion of the barter industry, our success in expanding our market share of the industry, the control of our expense levels and the success of our business activities. We have been subject to increased expense levels in recent years as a result of responding to proxy contests, litigation and other actions initiated by dissident stockholders. We may make investments in marketing, broker and member support, technology and further development of our operating infrastructure which entail long-term commitments. The barter industry as a whole may be adversely affected by industry trends and economic factors. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we are currently declaring cash dividends on our common stock as a way to return value to our stockholders, we are not required to do so and we cannot assure you that we will continue to pay dividends in the future. We have sought to maintain a liquidity cushion sufficient to fund our business activities and handle contingencies, while preserving the ability to return cash to our stockholders through sustainable dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. If liquidity from our cash flow is inadequate or unavailable, we may be required to scale back or eliminate the dividends we pay to our stockholders. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

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

Significant stockholders or investors may attempt to effect changes or acquire control over our business, which could adversely affect our results of operations and financial condition.

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal tenet that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. Since 2010, we have been the subject of two proxy contests to replace the majority of our directors, as well as a derivative lawsuit, each initiated by the same dissident stockholder. During the past year we entered into an agreement with the stockholder, and have recently adopted governance changes which included the addition of two new members of the board of directors. However, we cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders can interfere with our ability to execute our strategic plan, disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees from the pursuit of business strategies;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders;

•	We would experience substantial increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation;

•	A successful change in control of the Company would result in substantial compensation charges and other expenses, and potentially allow an insurgent shareholder to reimburse his proxy or takeover expenses, resulting in substantial charges.

We may be held responsible by members, third parties, regulators or courts for the actions of, or failures to act by, our brokers or their employees, which exposes us to possible adverse judgments, other liabilities and negative publicity

From time to time we are subject to claims for the conduct of our brokers in situations where a broker is alleged to have caused injury to a member as a result of a transaction in the Marketplace. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our brokers or their employees. The failure to comply with laws and regulations by our brokers, or litigation involving potential liability for broker activities could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, expose us to possible fines and negative publicity, or otherwise harm our business.

Failure to deal effectively with member disputes could result in costly litigation, damage our reputation and harm our business

ITEX faces risks with respect to transactional disputes between members of the Marketplace. From time to time we receive complaints from members who may not have received the products or services that they had purchased, concerning the quality of the products or services, or who believe they have been defrauded by other members. We also receive complaints from sellers because a buyer has changed his or her mind and decided not to honor the contract to purchase the item. While ITEX does, in some cases, as part of its transaction dispute resolution process, reverse transactions, reduce or eliminate credit lines, suspend accounts, or take other measures with members who fail to fulfill their payment or delivery obligations to other members, the determination as to whether a transaction is reversed or how to resolve a specific dispute is made by ITEX in its sole discretion. Measures we may take to resolve transactional disputes or combat risks of fraud have the potential to damage relations with our members or brokers or decrease transactional activity in the Marketplace by restricting the activities of certain members. Furthermore, negative publicity and member sentiment generated as a result of member complaints or fraudulent or deceptive conduct by members of our Marketplace could damage our reputation, or reduce our ability to attract new members or retain our current members.

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

Our business is subject to online security risks, including security breaches and identity theft

We host confidential information as part of our client relationship management and transactional processing platform. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our members authorize us to bill their credit card or bank accounts directly for fees charged by us. We take a number of measures to ensure the security of our hardware and software systems and member and client information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Other companies have been the subject of sophisticated and highly targeted attacks on portions of their websites. In addition, any party who is able to illicitly obtain a members’ password could access the members’ transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

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

Unplanned system interruptions or system failures could harm our business and reputation

Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits. Our revenue depends on members using our processing services. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential members to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our website or services, and could permanently harm our reputation. Furthermore, any system failures could result in damage to our members’ and brokers’ businesses. These persons could seek compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

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

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. See Note 11 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. Adverse outcomes in one or more claims could occur which may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management does not believe resolving any pending matter, individually or in the aggregate, would have a material adverse impact on our financial statements, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If we lose the services of our chief executive officer, our business could suffer

We believe our performance depends substantially on the continued services of our Chief Executive Officer, Steven White. Our board places heavy reliance on Mr. White’s industry experience and relationships, management and operational skills. We have not entered into an employment agreement with Mr. White. Mr. White has been awarded restricted stock grants as a long-term retention incentive. If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience. Corporate staff and our franchisees and brokers could lose confidence in the direction and stability of the Company and choose to pursue other opportunities. In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired 11 trade exchange membership lists since 2005 and integrated them into the Marketplace. We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

We believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ordinary operating requirements. However, our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available strategic opportunities. We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot be certain that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 7.6% and 7.2% in the years ended July 31, 2013 and 2012, respectively. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins and result in exchange losses.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,619 at July 31, 2012 and $1,432 at July 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. We lease property in the following locations to be utilized by our senior management, sales and marketing, finance, general and administrative personnel:

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “ITEX.” The range of high and low closing bid prices for our common stock for each quarter during the two most recent years, and dividends paid for the quarter, are as follows:

	Fiscal Year 2013			Fiscal Year 2012
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$3.76	$3.32	$0.04	$4.00	$2.96	$0.04
Second	3.61	3.20	0.04	3.50	2.96	0.04
Third	3.90	3.36	0.05	4.15	3.25	0.04
Fourth	3.90	3.63	0.05	3.96	3.78	0.04

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

There were 594 holders of record of our common stock as of July 31, 2013. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During 2012, we paid a quarterly dividend of $0.04 per share, which was increased 25% to $0.05 per share in the third quarter of 2013. We expect to pay quarterly dividends in the future, subject to declaration by the Board of Directors. See Item 1A ─ Risk Factors ─ Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/13 - 5/31/13	-	-	-	-
6/01/13 – 6/30/13	1,278	$3.72	-	-
7/01/13 - 7/31/13	1,876	$3.68	-	$1,459,134

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

The following discussion is provided as a supplement to the accompanying consolidated financial statements and notes (refer to Item 8 – Financial Statements) and is intended to help provide information we believe is relevant to an assessment and understanding of our results of operations and financial condition. In addition to our consolidated financial statements and notes, it should be read in conjunction with the section entitled “Risk Factors” (refer to Part I Item 1A) and the cautionary statement regarding forward-looking statements on page 1.

OVERVIEW

ITEX, The Membership Trading CommunitySM, is a leading exchange for cashless business transactions across North America (the “Marketplace”). We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. Our business services and payment systems enable approximately twenty-three thousand member businesses (our “members”) to trade products and services without exchanging cash. These products and services are instead exchanged for ITEX dollars which can only be redeemed in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2013” for August 1, 2012 to July 31, 2013, “2012” for August 1, 2011 to July 31, 2012). Our fourth quarter is the three-month period from May 1, 2013 to July 31, 2013 (“fourth quarter”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the year (in thousands except per share data):

•	Comparative Results. For the year ended 2013, as compared to 2012, our revenue decreased by $961, or 6%, from $15,786 to $14,825. However, income from operations increased by $354, or 32%, from $1,110 to $1,464.

•	Revenue Sources. Our decrease in revenues for 2013 was primarily due to a reduction in revenues from Association and Transaction fees. Association revenue decreased $234, or 5% from $4,747 to $4,513 and our Transaction revenue decreased $749, or 7% from $10,650 to $9,901.

•	Corporate-owned Offices. The ITEX system is currently 100% broker managed. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we may complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we add exchange members through a business acquisition is to incubate the asset with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off members to new franchises. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Revenue Trends and Growth. Our reduction in revenue this year was due to a reduction in members and a corresponding reduction in Transaction fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to the prolonged weak economic climate for small businesses (our primary clientele) and the lingering disruption from two proxy fights and related litigation, and increased competition from pricing of big box stores and Internet outlets. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	marketing the benefits of participation in the Marketplace;

o	Adding new brokers.

In fiscal 2012 and 2013, our national and web-based advertising campaigns emphasized the benefits of participation in the ITEX Marketplace. We were able to utilize advertising credits obtained in a business acquisition for a majority of the national ad placements. These advertising credits were fully utilized during the 2013 year.

Adding new brokers is an important component of our overall growth plan, and we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.

•	Supporting Members, Brokers and Employees. We enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We continue to upgrade our payment processing and team software with ..NET technologies.

•	Geographical expansion. We have acquired 11 trade exchange membership lists since 2005 and integrated them into the Marketplace. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members is to incubate the new members with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. Our financial condition and balance sheet remained strong at July 31, 2013, with cash of $3,352 compared to $1,942 at the same period in 2012. We reduced our cash during the third quarter of fiscal 2012 as a result of the completion of a partial tender offer in which $4,506 was returned to stockholders through the purchase of 1,073 shares of ITEX common stock. Our net cash flows provided by operating activities were $1,752 for the year ended July 31, 2013, compared to $1,893 for the previous year. The decrease in net cash provided by operating activities is primarily due to a decrease in commissions payable to brokers offset somewhat by a $101 increase in net income. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. We initiated a $2,000 stock repurchase plan during the 2010 year which is still in effect. During 2013 we repurchased $101 of our stock through the stock repurchase plan.

During the fourth quarter of 2010, the board of directors declared and paid our first cash dividend in the amount of 2.5 cents per share.  In the second quarter of 2011, the board increased the quarterly dividend 60% to 4.0 cents per share. Then, in the third quarter of 2013, the board increased the quarterly dividend 25% to 5.0 cents per share. Since the inception of the program through July 31, 2013, we have distributed $1,764 in cash dividends.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2013	2012

Revenue	$14,825	$15,786

Cost of marketplace revenue	$9,403	$10,165
Operating expenses	3,958	4,511
Income from operations	1,464	1,110

Other income/(expense)	108	414
Income before income taxes	1,572	1,524

Income tax expense	502	555
Net income	$1,070	$969

Net income per common share:
Basic	$0.41	$0.29
Diluted	$0.41	$0.29

Average common and equivalent share:
Basic	2,616	3,344
Diluted	2,626	3,345

Year ended July 31, 2013 and 2012. Marketplace and other revenue for the year ended July 31, 2013, decreased $961 or 6% to $14,825 from $15,786 during the prior year. This decrease was due to a reduction in the number of members, a reduction in transaction volume and a corresponding decrease in transaction fees.

Association revenue decreased $234 or 5% to $4,513 from $4,747. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $749 or 7% to $9,901 from $10,650. The transaction revenue decrease was due to reduced transaction volume in the Marketplace in 2013 when compared to 2012.

Income before income taxes for the year ended July 31, 2013 was $1,572, an increase of $48 or 3% from income before income taxes in 2012 of $1,524. We attribute this increase in taxable income primarily to the reduction in our operating expenses of $553, which was offset by a reduction in our gross profit of $199. Also, during the 2012 comparable year, we had a gain on sale of two of our corporate-owned offices for $318.

Earnings per share increased by $0.12 or 41% to $0.41 per share for the year ended July 31, 2013, from $0.29 per share for the year ended July 31, 2012.

Selected Quarterly Financial Results

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,711	$3,960	$3,475	$3,679	$14,825
Income from operations	$332	$167	$517	$448	$1,464

Net cash flows from operating activities	$387	$582	$(172)	$955	$1,752

Total stockholders' equity	$11,159	$11,458	$11,628	$11,774	$11,774

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,791	$4,229	$3,787	$3,979	$15,786
Income from operations	$261	$626	$324	$(101)	$1,110

Net cash flows from operating activities	$452	$501	$(172)	$1,112	$1,893

Total stockholders' equity	$14,792	$15,150	$10,812	$10,940	$10,940

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2013 and 2012, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2013		2012
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$14,825	100%	$15,786	100%

Costs and expenses:
Cost of Marketplace revenue	9,403	63%	10,165	64%
Salaries, wages and employee benefits	2,022	14%	1,977	13%
Selling, general and administrative	1,672	11%	2,226	14%
Depreciation and amortization	264	2%	308	2%
	13,361	90%	14,676	93%

Income from operations	1,464	10%	1,110	7%
Other income, net	108	1%	414	3%

Income before income taxes	1,572	11%	1,524	10%

Income tax expense (benefit)	502	4%	555	4%

Net income	$1,070	7%	$969	6%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Broker offices:
Association fees	$4,512	-2%	$4,610
Transaction fees	9,895	-5%	10,374
Other revenue	254	32%	193

Corporate owned offices:
Association fees	1	-99%	137
Transaction fees	6	-98%	276
Other revenue	1	-88%	8

Revenue, subtotal	$14,669	-6%	$15,598

ITEX dollar revenue	$156	-17%	$188

Total Revenue	$14,825	-6%	$15,786

Year ended July 31, 2013 and 2012. Revenue decreased by $961 or 6% for the year ended 2013 compared to 2012. Association revenue decreased $234 or 5% to $4,513 from $4,747. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $749 or 7% to $9,901 from $10,650. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2013 when compared to 2012.

Corporate-owned offices association fee, transaction fee and other revenue decreased $413 or 98% from $421 to $8, as we sold our two largest corporate-owned offices during 2012 and also sold the remaining corporate-owned office during the first quarter of 2013, retaining all contractual rights to the members. Therefore in the 2013 year, we only recognized some remaining residual corporate-owned revenue. Our practice is to manage corporate-owned offices internally until the assets can be distributed to existing franchisees or sold to new franchisees.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $156 and $188 as ITEX dollar revenue for the years ended July 31, 2013 and 2012, respectively.

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

The corresponding ITEX dollar expenses in the year ending July 31, 2013 were for printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Association fee commissions	$1,636	-3%	$1,680
Transaction fee commissions	7,463	-5%	7,841

Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	7	-98%	301
Other Marketplace expenses	297	-5%	312
Media costs - Ad Credits	-	-100%	31
	$9,403	-7%	$10,165

Costs of Marketplace revenue as a percentage of total revenue	63%		64%

Year ended July 31, 2013 and 2012. Costs of Marketplace revenue for the year ended 2013, as compared to the year ended 2012, decreased by $762, or 7%. Costs of Marketplace revenue as a percentage of total revenue decreased by 1% from 64% to 63% for the year ended 2013.

Association fee commissions decreased by $44, or 3% for the year ended 2013 as compared to 2012. The decrease in commissions paid was similar to the 2% decrease in the corresponding Broker offices association revenue.

Transaction fee commissions decreased by $378, or 5% for the year ended 2013, as compared to 2012. Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in broker offices transaction revenue, which was the case for 2013 as Broker offices transaction revenue decreased 5% for the year.

Corporate-owned office costs consist of compensation and operating expenses associated with the operation of the offices. Our corporate-owned office costs decreased by $294 or 98% for the year ended 2013, as compared to the year ended 2012. The net decrease in expense is primarily due to the sale of our two largest corporate-owned stores towards the end of 2012 and a sale of the remaining corporate-owned store during the first quarter of 2013.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue. Other Marketplace expenses decreased by $15, or 5% for the year ended 2013 as compared to 2012. The primary decrease is due to a reduction in credit card processing fees incurred in 2013.

Media costs – Ad credits consist of the cost of media ad credits utilized that have been sold to ITEX members. Media costs – Ad credits decreased by $31, or 100% for the year ended 2013 as compared to 2012. The decrease is due to full utilization of the available ad credits by ITEX member accounts during 2012.

The following table reflects the commissions and corporate-owned office costs separately as a percent of their related revenue:

	Year Ended July 31,
	2013	% of Related Revenue	2012	% of Related Revenue
Association fee commissions	$1,636	36%	$1,680	36%
Transaction fee commissions	$7,463	75%	$7,841	76%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	$7	88%	$301	71%

Association fee commissions were 36% of their related revenue in both 2013 and 2012. Transaction fee commissions decreased 1% to 75% in 2013 compared to 76% in 2012. Corporate-owned office salaries, wages and employee benefits were 88% of related revenue and 71% of related revenue in 2012. The corporate-owned office costs decreased on a dollar basis due to the sale of our two largest corporate-owned stores towards the end of 2012 and a sale of the remaining corporate-owned store during the first quarter of 2013.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items. Comparative results are as follows:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Corporate salaries, wages and employee benefits	$2,022	2%	$1,977
Percentage of revenue	14%		13%

Year ended July 31, 2013 and 2012. Corporate salaries, wages and employee benefits expenses increased by $45 or 2% for the year ended 2013, as compared to the year ended 2012. The increase in compensation-related costs for the year is primarily due to the hiring of our current CFO, offset somewhat by a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Selling, general and administrative expenses	$1,672	-25%	$2,226
Percentage of revenue	11%		14%

Year ended July 31, 2013 and 2012. SG&A expenses decreased by $554 or 25% for the year ended 2013 as compared to the year ended 2012. The decrease is due primarily to a $303 decrease in legal fees, a $73 decrease in marketing expense and a $43 decrease in rent expense during 2013.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets. Comparative results are as follows:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Depreciation and amortization	$264	-14%	$308
Percentage of revenue	2%		2%

Year ended July 31, 2013 and 2012. Depreciation and amortization decreased by $44, or 14% for the year ended 2013 as compared to the year ended 2012. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2013, which resulted in a decreased amount of depreciation and amortization as assets are moving towards being fully amortized and depreciated.

Other Income

Other income includes interest received on notes receivable and promissory notes and gains and losses on sale of assets. The interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers:

	Year Ended July 31,
	2013	Percent change from 2012	2012
Interest income	$109	7%	$102

Gain/(Loss) on sale of assets, net	$(1)	-100%		$312
Other income	$108	-74%		$414

Other income, as a percentage of revenue	1%			3%

Year ended July 31, 2013 and 2012. Other income decreased by $306 for the year ended 2013 as compared to the year ended 2012. Other income for the year ended 2013 reflects a gain of $4 from the sale of a corporate-owned office and a loss of $5 from the disposition of fixed assets.

Other income for the year ended 2012 includes a $318 gain on sale of assets from the sale of two corporate-owned offices and a loss of $6 from the disposition of fixed assets.

Interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers. Interest income increased $7 or 7%. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2014 and 2023.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2013 and 2012, respectively, we utilized $1,412 and $1,056 of our available NOLs. As of July 31, 2013, we have approximately $10,444 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2013 and 2012, we have a $163 and $186 valuation allowance on state of California NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $13,514 and $13,111 at July 31, 2013 and 2012, respectively, representing an increase of $403 or 3%. The increase in asset base is a result of cash flow from operations of $1,752, less cash dividends paid out to stockholders in 2013 of $530 and the utilization of $476 of deferred income taxes. In addition, we also repurchased 27 shares of our common stock for $101 through the stock repurchase program.

Our cash totaled $3,352 and $1,942 as of July 31, 2013 and 2012, respectively, representing an increase of $1,410, or 73%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $363 and $319, were $711 and $716 as of July 31, 2013 and 2012 respectively, representing a decrease of $5 or 1%, primarily due to reduced revenue and the timing of our cycle close in comparable years.

	July 31, 2013	% of Gross Accounts Receivable	July 31, 2012	% of Gross Accounts Receivable
Gross accounts receivable	$1,074	100%	$1,035	100%
Less: allowance	363	34%	319	31%
Net accounts receivable	$711	66%	$716	69%

Our total current liabilities were $1,732 and $2,161 at July 31, 2013 and 2012, respectively, representing a decrease of $429 or 20%. The decrease is primarily due reductions of $92 in accrued expenses and $346 of commissions payable.

Our stockholders’ equity increased by $834 or 8% to $11,774 at July 31, 2013, compared to $10,940 at July 31, 2012 primarily due to net income of $1,070 and $93 in principal payments received on notes during 2013. This increase was offset somewhat by $530 in dividends paid and $101 of stock repurchases during 2013.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand. Net cash provided by operating activities was $1,752 and $1,893 for the years ended July 31, 2013 and 2012, respectively. Our cash balance as of July 31, 2013 totaled $3,352. Additionally, we have a revolving credit agreement for a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”), effective through November 30, 2013. We anticipate renewing the credit facility for another year. We have no outstanding balance on our line of credit as of July 31, 2013.

The following table presents a summary of our cash flows for the years ended 2013 and 2012 respectively (in thousands):

	Year Ended July 31,
	2013	2012
Net cash provided by operating activities	$1,752	$1,893
Net cash provided by (used in) investing activities	196	(255)
Net cash used in financing activities	(538)	(5,082)
Increase (decrease) in cash and cash equivalents	$1,410	$(3,444)

We have financed our operational needs through cash flow generated from operations. During 2013, our cash position increased by $1,410 to $3,352. In 2012 we used a significant portion of cash reserves, $4,506, to fund a tender offer. We also used operational cash flow provided by operating activities for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

As part of our contemplated future expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. Such alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash or the incurrence of debt or contingent liabilities. We expect that our current working capital would be adequate for this purpose. However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $1,000 line of credit facility from our primary banking institution which is effective through November 30, 2013, and which we anticipate renewing for another year. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2013 and 2012:

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by operating activities	$387	$195	$434	$736	$1,752
Net cash (used in) investing activities	72	74	(19)	69	196
Net cash (used in) financing activities	(93)	(116)	(189)	(140)	(538)
	$366	$153	$226	$665	$1,410

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$452	$501	$(172)	$1,112	$1,893
Net cash (used in) investing activities	(180)	(6)	(72)	3	(255)
Net cash (used in) financing activities	(202)	(144)	(4,641)	(95)	(5,082)
	$70	$351	$(4,885)	$1,020	$(3,444)

Operating Activities

For the year ended July 31, 2013, net cash provided by operating activities was $1,752 compared to $1,893 in the year ended July 31, 2012, a decrease of $141, or 8%. The decrease in net cash provided by operating activities is primarily due to a decrease of $330 in commissions payable to brokers offset somewhat by a $101 increase in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2013	2012

Net income	$1,070	$969
Add: non-cash expenses	1,140	839
Less: changes in operating assets and liabilities	(458)	85
Net cash provided by operating activities	$1,752	$1,893

Non-cash expenses are associated primarily with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes and gain on sale of membership lists.

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

The total cash we received exclusively from our Marketplace members, excluding corporate- owned office sales, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2013	Percent of total	2012	Percent of total
Credit cards, net	$8,883	66%	$10,751	69%
Electronic fund transfers, net	3,607	27%	3,777	24%
Checks and cash, net	986	7%	1,110	7%
Cash received from Marketplace members, net	$13,476	100%	$15,638	100%

Investing Activities

For the year ended July 31, 2013, net cash provided by investing activities was $196 compared with $255 used in investing activities in the year ended July 31, 2012, an increase of $451, or 177%. In the year ended July 31, 2013, the net cash provided by investing activities was primarily related to $348 in note receivable principal collections, offset somewhat by $160 in advances on loans and $48 used in the purchase of property and equipment.

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

Financing Activities

Our net cash used in financing activities consists of contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more liquidity for our shareholders. The following summarizes our financing activities:

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Private placement	$26	$26	$23	$18	$93
Cash dividend paid to common stockholders	$(119)	$(116)	$(149)	$(146)	$(530)
Discretionary repurchase of common stock	-	(26)	(63)	(12)	(101)
	$(93)	$(116)	$(189)	$(140)	$(538)

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Private placement	$24	$23	$26	$23	$96
Cash dividend paid to common stockholders	(161)	(163)	(161)	(119)	(604)
Discretionary repurchase of common stock	(65)	(3)	-	-	(68)
Tender offer	$-	$-	$(4,506)	$-	$(4,506)
	$(202)	$(143)	$(4,641)	$(96)	$(5,082)

We repurchased 27 and 17 shares of ITEX stock under our stock repurchase program in 2013 and 2012, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. As of July 31, 2013, the future minimum commitments under these operating leases are as follows:

Lease commitments for the year ending July 31,

2014	166
2015	127
Total	$293

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2013 and 2012 was $172 and $215, respectively.

We have purchase commitments for telecommunications and data communications. As of July 31, 2013, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2014	$29
2015	2
Total	$31

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In both of the years ended July 31, 2013 and 2012, members made approximately 93% of their payments through electronic funds transfer or by credit card. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 97% and 98% of our total revenue in 2013 and 2012, respectively.

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

ITEX Dollar Summary	Year Ended July 31,
	2013	2012
Fees received from the Marketplace	$5,101	$5,180
Expenditures to and for the Marketplace	(5,098)	(5,158)
Increase	$3	$22

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

In assessing the recoverability of deferred tax assets, we periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2013 and 2012, we have a $163 and $186 valuation allowance on state of California NOLs.

On July 31, 2013, we had NOLs of approximately $10,444 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2013 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2013, and we did not identify any impairment.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business are expensed in the period incurred.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ITEX Corporation

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation (the “Company”) as of July 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEX Corporation as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

October 21, 2013

Denver, Colorado

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash	$3,352	$1,942
Accounts receivable, net of allowance of $363 and $319	711	716
Prepaid expenses	107	98
Loans and advances	7	12
Prepaid advertising credits	-	3
Deferred tax asset, net of allowance of $30 and $23	818	603
Notes receivable	366	334
Other current assets	13	47
Total current assets	5,374	3,755

Property and equipment, net of accumulated depreciation of $423 and $425	57	43
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $133 and $163 and net of current portion	3,549	4,293
Intangible assets, net of accumulated amortization of $3,180 and $2,945	248	525
Notes receivable - net of current portion	1,065	1,285
Other long-term assets	30	19
Total assets	13,514	13,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	101	85
Commissions payable to brokers	308	654
Accrued commissions to brokers	833	842
Accrued expenses	320	412
Deferred revenue	33	32
Advance payments	130	136
Note Payable, current portion	7	-
Total current liabilities	1,732	2,161

Long-term liabilities:
Other long-term liabilities	8	10
Total Liabilities	1,740	2,171

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,596 shares and 2,614 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,214	25,183
Stockholder notes receivable	(226)	(489)
Accumulated deficit	(13,240)	(13,780)
Total stockholders' equity	11,774	10,940

Total liabilities and stockholders’ equity	$13,514	$13,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year ended July 31,
	2013	2012
Revenue:
Marketplace and other revenue	$14,825	$15,786

Costs and expenses:
Cost of Marketplace revenue	9,403	10,165
Corporate salaries, wages and employee benefits	2,022	1,977
Selling, general and administrative	1,672	2,226
Depreciation and amortization	264	308
	13,361	14,676

Income from operations	1,464	1,110

Other income/(expense):
Interest income	109	102
Other income (expense), net	(1)	312
	108	414

Income before income taxes	1,572	1,524

Income tax expense	502	555

Net income	$1,070	$969

Net income per common share:
Basic	$0.41	$0.29
Diluted	$0.41	$0.29

Weighted average shares outstanding:
Basic	2,616	3,344
Diluted	2,626	3,345

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional paid	Stockholder Notes	Accumulated
	Shares	Amount	in capital	Receivable	deficit	Total

Balance, July 31, 2011	3,646	$36	$29,452	$(585)	$(14,145)	$14,758

Stock based compensation expense	58	1	294			295

Common Stock repurchased and retired	(17)		(68)			(68)

Tender Offer	(1,073)	(11)	(4,495)			(4,506)

Payments on Broker notes receivables				96		96

Dividend payment					(604)	(604)

Net Income					969	969

Balance, July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

Stock based compensation expense	52	1	301			302

Common Stock repurchased and retired	(27)		(101)			(101)

Payments on Broker notes receivables				93		93

Cancellation of Broker stock purchase	(43)	(1)	(169)	170		0

Dividend payment					(530)	(530)

Net Income					1,070	1,070

Balance, July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,070	$969
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	264	308
Loss on disposal of equipment	5	6
Stock-based compensation	302	295
Increase (decrease) in allowance for uncollectible receivables	44	(35)
Decrease in deferred income taxes	529	583
Gain on Sale - Membership lists	(4)	(318)
Changes in operating assets and liabilities:
Accounts receivable	(39)	124
Prepaid expenses and advertising credits	(6)	90
Loans and advances	5	(2)
Other assets	23	(35)
Accounts and other expenses payable	16	9
Commissions payable to brokers	(346)	(15)
Accrued commissions to brokers	(9)	57
Accrued expenses	(92)	(133)
Deferred revenue and other long-term liabilites	1	(15)
Long-term liabilities	(5)	2
Advance payments	(6)	3
Net cash provided by operating activities	1,752	1,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	(30)	(175)
Payments received from notes receivable - corporate office sales	348	259
Proceeds from notes payable	15	-
Payments of note payable	(5)	-
Notes receivable - advances	(84)	(324)
Purchase of property and equipment	(48)	(15)
Net cash provided by (used in) investing activities	196	(255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes receivable from broker stock purchase	93	96
Repurchase of Common stock	(101)	(68)
Tender Offer	-	(4,506)
Cash dividend paid to Common Stockholders	(530)	(604)
Net cash used in financing activities	(538)	(5,082)

Net increase (decrease) in cash and cash equivalents	1,410	(3,444)
Cash and cash equivalents at beginning of period	1,942	5,386
Cash and cash equivalents at end of period	$3,352	$1,942

Supplemental cash flow information:
Cash paid for taxes	17	69

Non-cash activities:
Notes for asset sales	-	470
Notes for member list	76	175
Cancellation of portion of private placement notes and equity	170	-

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

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are expensed as incurred.

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

Concentrations of Credit Risk

At July 31, 2013, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, an investment bank, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.

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

The Company began using the advertising credits for resale to its customers, primarily for ITEX dollars. In addition to ITEX dollars, the Company also receives its cash transaction fee on sales of the advertising credits for ITEX dollars. The asset is relieved and the expense is recorded as the advertising credits are sold by the Company to its customers or as the Company utilizes such credits in its operations. The Company recognized $0 and $17 expense on sale of advertising credits in the years ended 2013 and 2012, respectively. Additionally the Company used approximately $2 and $55 of advertising credits for its own advertising needs in the years ended 2013 and 2012, respectively.

Loans and Advances and Notes Receivable

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically ranging from three to six operating cycles. The aggregate total owed to us on July 31, 2013 is $7. Interest rates are typically 13% charged on the outstanding balances. The maximum individual balance owed is $1. Payoff dates for the loans are scheduled within one year.

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. The amount of loans to brokers as of July 31, 2013 was $1,431. Interest rates are typically 6% to 8% charged on the outstanding balances. Payoff dates for the loans are from the year 2014 to 2023.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2013 and we did not identify any impairment.

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

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2013 represents commissions payable from the operating cycle ending July 25, 2013. In 2012, the closest operating cycle ended July 26, 2012. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of legacy fee plans related to acquisitions. We defer this revenue and recognize it over the annual period to which it applies. As of July 31, 2013 and 2012 we have $33 and $32 of annual dues deferred on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2013 due to the short-term nature of these instruments. All of these instruments have terms of less than one year. For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt; though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments. We have $10 and $0 of note payable debt outstanding as of July 31, 2013 and 2012, respectively.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In both of the years ended July 31, 2013 and 2012, members made approximately 93% of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 97% and 98% of our total revenue in 2013 and 2012, respectively.

In each accounting cycle, we recognize as revenue all USD transaction fees, association fees and applicable other fees that occurred during that month regardless of which operating cycle the fees occurred. Annual dues, billed in advance of the applicable service periods, are deferred and recognized into revenue on a straight-line basis over the term of one year.

For transaction and association fees charged to members, we share a portion of our revenue with the brokers in the Broker Network in the form of commissions based on a percentage of cash collections from members. For those fees, revenues are recorded on a gross basis. Commissions to brokers are recorded as cost of revenue in the period corresponding to the revenue stream on which these commissions are based.

We record an allowance for uncollectible accounts based upon its assessment of various factors. We consider historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $21 and $55 for the years ending July 31, 2013 and 2012, respectively.

Share-based Payments

We account for share-based compensation to our employees, contractors and directors and measure the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant. Share based expense was $302 and $295 for the years ending July 31, 2013 and 2012, respectively.

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2013, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock. The Company had 10 unvested restricted stock units that were dilutive and 297 unvested restricted stock units that were anti-dilutive as of July 31, 2013.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2013 was six business days as our cycle end date was on July 25, 2013. In 2012, our operating cycle ending date was July 26, 2012 or five business days different than the accounting cycle end date of July 31, 2012.

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

NOTE 4 – NOTES RECEIVABLE

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers and loans for general operating purposes. In 2013, we originated loans to a number of brokers as new notes receivables in the amount of $160.

In 2012 we sold a number of membership lists primarily related to the sale of corporate-owned stores. As part of these member list sales and other loans to existing broker offices, new notes receivables were originated in the amount of $969.

The aggregate total owed to us on July 31, 2013 is $1,431. Payoff dates for the loans are scheduled between 2013 and 2023.

Original Principal Balance on Notes	Principal Additions in 2013	Balance Receivable at July 31, 2013	Current Portion	Long-Term Portion
$1,998	$160	$1,431	$366	$1,065

The activity for Notes receivables was as follows:

Balance at July 31, 2011	$909
Principal additions	969
Interest income at stated rates	80
Payments received	(339)
Balance at July 31, 2012	$1,619

Principal additions	160
Interest income at stated rates	98
Payments received	(446)
Balance at July 31, 2013	$1,431

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2013
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$286	$(238)	$48
Software	3 years	88	(86)	2
Equipment	7 years	40	(33)	7
Furniture	7 years	14	(14)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$480	$(423)	$57

	July 31, 2012
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$278	$(245)	$33
Software	3 years	86	(84)	2
Equipment	7 years	38	(31)	7
Furniture	7 years	14	(13)	1
Leasehold Improvements	3.3 years	52	(52)	-
		$468	$(425)	$43

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $29 and $55 for the years ending July 31, 2013 and 2012, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease. There was no amortization expense for leasehold improvements for the years ending July 31, 2013 or 2012.

NOTE 6 – INTANGIBLE ASSETS

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2011	$818	$23	$14	$855

Amount allocated to sale of Chicago and Seattle based Member list	(77)			(77)
Amortization	(243)	(8)	(2)	(253)
Balance as of July 31, 2012	$498	$15	$12	$525

Amount allocated to sale of Portland based Member list	(42)	-	-	(42)
Amortization	(225)	(8)	(2)	(235)
Balance as of July 31, 2013	$231	$7	$10	$248

The Company recorded goodwill in connection with business combinations completed in fiscal years from 2005 to 2009. The acquisitions made in 2005 and in 2008 included contingent consideration recorded as additions to goodwill in subsequent periods, as the final settlement amounts became determinable.

In November 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition. As part of the sales, ITEX allocated a pro rata portion of the membership list to the sale in the amount of $77. The pro rata percentage amount of unamortized membership list was calculated using the amount of the sold corporate-owned office member transaction volume over the total transaction volume of the retained members acquired in the original purchase transaction.

In September 2012, ITEX sold assets originally acquired in the 2011 Oregon acquisition. As part of the sales, ITEX allocated a pro rata portion of the membership list to the sale in the amount of $42. The pro rata percentage amount of unamortized membership list to apply as basis was calculated using the amount of the sold corporate-owned office members over the retained members acquired in the original purchase transaction.

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Non-Compete Agreement Amortization	Trade Name Amortization	Total Amortization

2014	82	7	2	91
2015	53	-	2	55
2016	53	-	2	55
Thereafter	43	-	4	47
Total	$231	$7	$10	$248

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a note payable in the amount of $10 as of July 31, 2013. The note has $7 in short term and $3 in long term. The Company has a revolving credit agreement to establish a $1,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2013. The interest rate of the facility is one-month LIBOR + 2% and the annual commitment fee for the current line of credit was $2. The Company anticipates renewing the line of credit for another year. The line of credit facility was originally established on December 2, 2004. There were no borrowings made under this line of credit in the years ended July 31, 2013 and 2012 and there was no outstanding balance as of July 31, 2013 and 2012. The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The lease expires on April 2015.

As of July 31, 2013, the future minimum commitments under these operating leases are as follows:

Lease commitments for the year ending July 31,
2014	166
2015	127
2016	-
Total	$293

The lease expense for our executive office space and corporate-owned offices for the years ended July 31, 2013 and 2012 was $172 and $215, respectively.

We have purchase commitments for telecommunications and data communications. As of July 31, 2013, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2014	$29
2015	2
Total	$31

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $156 and $188 as ITEX dollar revenue for the years ended July 31, 2013 and 2012, respectively.

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

The corresponding ITEX dollar expenses in the year ending July 31, 2013 were for equipment, legal fees, printing, outside services and miscellaneous expenses. We will continue to utilize ITEX dollars for our corporate purposes in future periods.

We include these ITEX dollar activities on our Consolidated Statements of Income. The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2013 and 2012 (in thousands):

	Year ended July 31,
	2013	2012
Revenue:
Marketplace and other revenue	$156	$188

Costs and expenses:

Corporate salaries, wages and employee benefits	-	-
Selling, general and administrative	156	188
Depreciation	1	1
	157	189
Income from operations	$(1)	$(1)

NOTE 10 — ACQUISITIONS

Membership lists

In September 2011, we purchased a trade exchange membership list from a third-party in the amount of $175. This entire list was then immediately sold to an existing Broker for $175, resulting in no additional membership list asset on the financial statement.

The expected lives of the membership list and noncompetition agreement are six years and three years, respectively. During 2013 and 2012, we sold $42 and $77, respectively of the acquired member lists to new and existing brokers.

NOTE 11 — LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

From time to time we are subject to a variety of claims and litigation incurred in the ordinary course of business. In our opinion, the outcome of our pending legal proceedings, individually or in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

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

Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. Although management currently does not believe resolving any pending proceeding will have a material adverse impact on our financial statements, management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

NOTE 12 – STOCK-BASED PAYMENTS

In March 2004 the Company adopted the ITEX Corporation 2004 Equity Incentive Plan (the “2004 Plan”), for which 400 shares of common stock were authorized for issuance. The 2004 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to the Company's employees, directors, officers or consultants. In February 2011, the Board of Directors amended and restated the 2004 Plan to increase the aggregate number of shares available for issuance by 400 shares.

During the year ended July 31, 2013, the Company issued 18 restricted shares to certain employees and 10 restricted shares to the new board members. The fair value of these shares as of the grant date was $102. The grant is to be amortized to compensation expense over the respective vesting period.

At July 31, 2013, 307 shares of common stock granted under the 2004 Plan remained unvested. At July 31, 2013, the Company had $1,060 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately five years.

No shares remained available for future grants under the 2004 Plan as of July 31, 2013.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation including warrants issued to the Board of Directors and to a non-employee:

	Year ended July 31,
	2013	2012

Employee Compensation	$281	$281
Board Compensation	$21	$-
Consultant Compensation	-	14
Totals	$302	$295

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options
Balance, July 31, 2011	8	792	-

Granted	-	-	-
Forfeited	8	(8)	-
Balance, July 31, 2012	16	784	-

Granted	(28)	28
Forfeited	12	(12)
Balance, July 31, 2013	-	800

Vesting as of July 31, 2013:
Shares Vested		493	-
Shares Unvested		307	-
Balance at July 31, 2013		800	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2013	2012

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$281	$281
Selling, general and administrative	21	14
Total stock-based compensation expense	$302	$295

The following is a summary of the warrants outstanding at July 31, 2012:

	Number of Warrants	Exercise Price	Year of Expiration

Warrants	20	$4.75	2015

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

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the ITEX Broker Network. The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. The notes are secured by broker commissions. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note. The Company has recorded these notes receivable as contra-equity in the accompanying financial statements. Until March 30, 2014, the purchased shares may not be sold or transferred and are subject to the terms of a voting agreement, which provides the shares will be voted in accordance with the recommendations of the Board of Directors and an irrevocable proxy be given to the corporate secretary of ITEX. Pursuant to a settlement agreement with a stockholder effective January 2013, we gave all participating brokers the opportunity to cancel their stock purchase agreements. As a result, four brokers cancelled, reducing the aggregate number of purchased shares to 108.

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

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In addition to our common stock activity described in Note 12 – Share-Based Payments, as part of our stock repurchase program, we repurchased a total of 27 and 17 shares of ITEX common stock for $101 and $68 in 2013 and 2012, respectively.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of July 31, 2013 or 2012.

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

On July 31, 2013, we had NOLs of approximately $10,444 available to offset future taxable income. These are composed of approximately $8,539 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2013 and 2012, we have a $163 and $186 valuation allowance on state of California NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2013. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2013	2012

Pre-tax financial income	$1,572	$1,524
Federal tax expense computed at the statutory rate of 34%	534	518
State tax expense	30	42
State FIN 48 adjustment	(57)	(48)
Change in valuation allowance	(23)	34
Permanent and other differences	18	9
Net tax expense	502	555

Our income tax expense is composed of the following:

	Year Ended July 31,
	2013	2012

Current federal tax expense	$20	$13
Current state tax expense	10	(41)
	30	(28)

Deferred federal tax expense	528	510
Deferred state tax benefit	(56)	73
	472	583
Total	$502	$555

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2013 and 2012 are presented below:

	Year Ended July 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$3,715	$4,217
Goodwill and other intangible assets	245	331
Non-compete covenants	67	72
Reserve for uncollectible receivables	125	110
Federal tax credits	195	175
Other temporary differences	183	177
	4,530	5,082
Less: Valuation allowance	(163)	(186)

Net deferred tax asset	$4,367	$4,896

The following components are included in net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	849	626
Valuation allowance	(31)	(23)

Net current deferred tax asset	$818	$603

Non-Current Deferred Tax Assets
Non-current deferred tax asset	3,682	4,456
Valuation allowance	(133)	(163)

ITEX Federal NOLs of approximately $10,444 expire, if unused, from 2019 to 2024. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2026 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $2,810 which, if unused, expire from 2013 to 2015.

The Company has AMT credits of $190 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $98 as follows:

Year Ended July 31,
2013

Balance at July 31, 2012	$156
Increases as a result of tax positions taken in the current year	5
Increases as a result of tax positions taken in the prior year	2
Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(65)
Balance at July 31, 2013	$98

We file income tax returns in the United States as well as various United States state jurisdictions. The tax years that remain subject to examination are 2008 through 2012 in the United States. We also have available NOLs dating from 1999 which, when used, could be subject to examination by taxing authorities. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2013, accrued expenses are included on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions in the amount of $98 which includes $30 for interest and penalties associated with unrecognized tax benefits. Interest and penalties are included in income tax expense.

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

Changes to goodwill were as follows:

	Year Ended July 31,
	2013	2012
Beginning balance	$3,191	$3,266
Sale of Seattle and Chicago corporate-owned offices in Q2 2012	-	(75)
Ending balance	$3,191	$3,191

NOTE 16 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,711	$3,960	$3,475	$3,679	$14,825
Operating costs and expenses	3,379	3,461	3,121	3,400	13,361
Operating income	332	499	354	279	1,464
Other income - net	32	28	24	24	108
Income before taxes	364	527	378	303	1,572
Income tax expense	116	169	120	97	502
Net income	$248	$358	$258	$206	$1,070

Net income per common share
Basic	$0.09	$0.14	$0.10	$0.08	$0.41
Diluted	$0.09	$0.14	$0.10	$0.08	$0.41

Weighted Average Shares outstanding:
2013 basic	2,617	2,615	2,619	2,614	2,616
2013 diluted	2,617	2,616	2,622	2,620	2,626

Year ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$3,971	$4,229	$3,787	$3,799	$15,786
Operating costs and expenses	3,730	3,946	3,463	3,537	14,676
Operating income	241	283	324	262	1,110
Other income - net	20	343	25	26	414
Income before taxes	261	626	349	288	1,524
Income tax expense	101	202	119	133	555
Net income	$160	$424	$230	$155	$969

Net income per common share
Basic	$0.04	$0.12	$0.07	$0.06	$0.29
Diluted	$0.04	$0.12	$0.07	$0.06	$0.29

Weighted Average Shares outstanding:
2012 basic	3,647	3,581	3,611	2,671	3,344
2012 diluted	3,648	3,588	3,634	2,672	3,345

NOTE 17 – RELATED PARTY TRANSACTIONS

We have periodically engaged related parties for consulting and contract services. In aggregate, related party transactions did not exceed $120 during either of the fiscal years ended July 31, 2013 or 2012.

NOTE 18 – SUBSEQUENT EVENTS

On August 30, 2013, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.05 per share, payable on September 20, 2013 to stockholders of record as of the close of business on September 10, 2013.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2013.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt non-accelerated filers from including auditor attestation reports.

(c) Changes in internal control over financial reporting.

During the third and fourth quarters of 2013, we appointed Mr. John Wade to the position of Chief Financial Officer and restructured our Audit Committee to consist entirely of independent directors. This change was made to enhance our corporate governance by providing independent oversight over the preparation of our financial statements. Other than this restructuring, which we believe enhances our system of internal controls, there were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.           OTHER INFORMATION

Not applicable.

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information called for by Item 10 will be set forth in our definitive proxy statement for the 2013 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.

We have adopted the ITEX Code of Ethics (the “Code of Ethics”), a code of ethics which is applicable to our executive officers, including financial officers, and other finance organization employees. The Code of Ethics is available on the Governance page of the investor relations section of our website at www.itex,com under the tab entitled “Our Story.” Any waiver of, or material amendment to, the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be posted promptly to our web site in accordance with applicable SEC rules.

Executive Officers

Steven White has served as Chief Executive Officer of the Company since June 2003. John Wade has served as Chief Financial Officer since January 2013. Background information about these executive officers who are also nominees for election as directors will be set forth in Proxy Statement under the caption “Director Nominees.”

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

The information in the Proxy Statement set forth under the captions “Executive Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Beneficial Ownership” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the captions “Corporate Governance,” “Committees of the Board” and “Transactions with Related Persons” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Fees of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-18275	3.1	3/14/11
3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08
4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated March 11, 2011	8-K	000-18275	4.1	3/14/11
10.1	Form of Indemnification Agreement	8-K	000-18275	10.9	3/07/13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.2	ITEX Corporation 2004 Equity Incentive Plan	8-K	000-18275	10.1	2/18/11
10.3	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	2/18/11
10.4	Form of Restricted Stock Agreement	8-K	000-18275	10.3	2/18/11
10.5	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09
10.6	Revolving Credit Agreement and Note, dated as of November 4, 2009	8-K	000-18275	10.1	11/12/09
10.7	Amendment to Loan Agreement and Note	8-K	000-18275	10.1	11/30/12
10.8	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08
10.9	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08
10.10	Form of Franchisee Stock Purchase Agreement dated as of March 30, 2011	10-Q	000-18275	10.1	3/08/12
21	The only subsidiary of ITEX Corporation is BXI Exchange, Inc., a Delaware corporation
23.1	Consent of Independent Registered Public Accounting Firm					✓
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 21, 2013	By:	/s/ Steven White
Steven White, Chief Executive Officer

Date: October 21, 2013	By:	/s/ John Wade
John Wade, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 21, 2013	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 21, 2013	By:	/s/ John Wade
John Wade, Director

Date: October 21, 2013	By:	/s/ Eric Best
Eric Best, Director

Date: October 21, 2013	By:	/s/ Timothy Morones
Timothy Morones, Director

Date: October 21, 2013	By:	/s/ Kevin Callan
Kevin Callan, Director

