Form 10-Q
period 2013-10-31
ITEX CORP
filed 2013-12-13
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

Mark One)
☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013.

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
Yes ☐  No ☒

As of October 31, 2013, we had 2,898,743 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash	$3,631	$3,352
Accounts receivable, net of allowance of $347 and $363	697	711
Prepaid expenses	81	107
Loans and advances	18	7
Deferred tax asset, net of allowance of $31	818	818
Notes receivable	362	366
Other current assets	25	13
Total current assets	5,632	5,374

Property and equipment, net of accumulated depreciation of $430 and $423	51	57
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $133 and net of current portion	3,457	3,549
Intangible assets, net of accumulated amortization of $3,215 and $3,180	213	248
Notes receivable - net of current portion	1,236	1,065
Other long-term assets	28	30
Total assets	13,808	13,514
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	172	101
Commissions payable to brokers	271	308
Accrued commissions to brokers	986	833
Accrued expenses	351	320
Deferred revenue	27	33
Advance payments	118	130
Note Payable, current portion	7	7
Total current liabilities	1,932	1,732

Long-term liabilities:
Other long-term liabilities	5	8
Total Liabilities	1,937	1,740

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,611 shares and 2,596 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,264	25,214
Stockholder notes receivable	(210)	(226)
Accumulated deficit	(13,209)	(13,240)
Total stockholders' equity	11,871	11,774

Total liabilities and stockholders’ equity	$13,808	$13,514

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months ended October 31,
	2013	2012
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,426	$3,711

Costs and expenses:
Cost of marketplace revenue	2,137	2,361
Corporate salaries, wages and employee benefits	521	485
Selling, general and administrative	496	467
Depreciation and amortization	42	66
	3,196	3,379

Income from operations	230	332

Other income:
Interest, net	31	30
Other income, net	-	2
	31	32

Income before income taxes	261	364

Income tax expense	85	116

Net income	$176	$248

Net income per common share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Weighted average shares outstanding
Basic	2,602	2,617
Diluted	2,613	2,617

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2013
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

Common Stock repurchased and retired	(4)		(19)			(19)

Payments on stockholder notes receivables				16		16

Stock based compensation expense	19		69			69

Dividend payment					(145)	(145)

Net income					176	176

Balance at October 31, 2013	2,611	$26	$25,264	$(210)	$(13,209)	$11,871

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-months ended October 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176	$248
Items to reconcile to net cash provided by operations:
Depreciation and amortization	42	66
Stock based compensation	69	64
(Decrease) increase in allowance for uncollectible receivables	(16)	10
Change in deferred income taxes	92	126
Gain on sale	-	(3)
Loss on disposal of equipment	-	2
Changes in operating assets and liabilities:
Accounts receivable	30	(10)
Prepaid expenses	26	31
Prepaid advertising credits	-	1
Loans and advances	(11)	(2)
Other assets	(10)	(12)
Accounts payable and other expenses payable	71	(5)
Commissions payable to brokers	(37)	(348)
Accrued commissions to brokers	153	215
Accrued expenses	31	32
Deferred revenue	(6)	(8)
Advance payments	(12)	(19)
Long-term liabilities	(3)	(1)
Net cash provided by operating activities	595	387
CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	-	45
Purchase of property and equipment	(1)	(2)
Proceeds from notes payables	-	15
Payments received from notes receivable	171	90
Advances on notes receivable	(338)	(76)
Net cash provided by (used in) investing activities	(168)	72
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	16	26
Repurchase of Common stock	(19)	-
Cash dividend paid to Common Shareholders	(145)	(119)
Net cash used in financing activities	(148)	(93)
Net increase in cash	279	366
Cash at beginning of period	3,352	1,942
Cash at end of period	$3,631	$2,308
Supplemental cash flow information:
Cash paid for taxes	$25	$-
Non-Cash activities:
Notes for member list	$-	$45

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network, corporate and corporate-owned offices (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading marketplace for cashless business transactions (the “Marketplace”) where products and services are exchanged for a “virtual currency” only usable in the Marketplace (“ITEX dollars”). We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K filed with the SEC on October 21, 2013.

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

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of October 31, 2013, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also had 288 unvested shares of restricted stock of which 274 shares are anti-dilutive and 14 shares are dilutive as of October 31, 2013.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-month period ended October 31, 2013 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2013	2012
Net income available for shareholders	$176	$248

Weighted avg. outstanding shares of common stock	2,602	2,617
Dilutive effect of restricted shares	11	-
Common stock and equivalents	2,613	2,617
Earnings per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-months ended October 31, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at October 31, 2013 under the operating lease for office space is as follows (in thousands):

Lease commitment for the year ending July 31,	Executive office
2014(1)	125
2015	127
Total	$252

(1)	The expected payments for 2014 reflect future minimum payments for the nine-month period from November 1, 2013 to July 31, 2014.

Rent expense, including utilities and common area charges, was $40 and $42, respectively for the three-months ended October 31, 2013 and 2012.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at October 31, 2013 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,
2014 (1)	17
2015	2
Total	$19

______________________________________

(1)	The expected payments for 2014 reflect future minimum payments for the nine-month period from November 1, 2013 to July 31, 2014.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

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

The Federal effective tax rate related to our provision for income taxes in the three-months ended October 31, 2013 is similar to that used in the period ending October 31, 2012. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2013 differs slightly from that used in the three-month periods ending October 31, 2012, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of October 31, 2013 we have recognized a net income tax expense of $85 which is our estimated federal and state income tax liability for the three-months ended October 31, 2013 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of October 31, 2013 the net deferred tax benefit was $4,275.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of October 31, 2013.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the three-month period ended October 31, 2013, the Company repurchased 4 shares of common stock for $19. There were no repurchases during the three-month period ended October 31, 2012.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $69 and $64 of stock based compensation expense for the periods ending October 31, 2013 and 2012, respectively.

At October 31, 2013, 288 shares of common stock granted under the 2004 Plan remained unvested. At October 31, 2013, the Company had $991 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately five and a half years.

NOTE 7 – SUBSEQUENT EVENTS

On November 14, 2013, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on December 20, 2013 to stockholders of record as of the close of business on December 10, 2013.

On November 18, 2013, the Company and U.S. Bank entered into an Amendment to its Credit Agreement and Note to extend the maturity date to November 30, 2014, with a maximum loan amount of $1.0 million. There is no current outstanding balance on the line of credit.

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (the “Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada, as well as through any corporate-owned offices we may operate from time to time.  Our business services and virtual currency payment system allows member businesses (our “members”) to transfer value - enabling approximately twenty-three thousand members to acquire products and services without exchanging cash.  These products and services are instead exchanged for a virtual currency which can only be redeemed in the Marketplace known as “ITEX dollars.”  We administer the Marketplace and act as a  record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2014” for August 1, 2013 to July 31, 2014, “2013” for August 1, 2012 to July 31, 2013).  Our first quarter is the three-month period from August 1, 2013 to October 31, 2013 (“three-month period ended October 31”).  We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•      Comparative Results.  For the three-months ended October 31, 2013, as compared to the three-months ended October 31, 2012, our revenue decreased by $285, or 8%, from $3,711 to $3,426. Our income from operations decreased by $102, or 31%, from $332 to $230.  Net income decreased by $72, or 29%, from $248 to $176.

•      Revenue Sources.  Our decrease in revenues for the three-months ended October 31, 2013 reflects a reduction in our transaction volume and a reduction in our membership base.  Our primary customers are small businesses with less than ten employees.  We believe this segment of the business community is vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth.  As the economy gains momentum we believe our member businesses will strengthen, resulting in increases in our Marketplace transaction volume.

•      Corporate-owned Offices.  As of October 31, 2012 and for the period ending October 31, 2013, the ITEX Marketplace was 100% broker managed with no corporate-owned locations.  As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees.  Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly.  From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations.  Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX.  The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•      Revenue Trends and Growth.  Compared to 2013, we experienced a downturn in revenue this quarter due to the reduction in members and a reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to the prolonged weak economic climate for small businesses (our primary clientele), the lingering disruption from two proxy fights and related litigation, and increased competition from pricing of big box stores and certain Internet sites featuring leading brands, discounted pricing and speed of delivery.  Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions.  These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms.  We have approximately 30% recurring revenues from fixed association fees.  Approximately two-thirds of our net revenues each quarter come from variable transaction fees.  We continue to work to expand our membership base which we expect will increase recurring and transactional revenues. We seek to increase our revenue by:

•      enhancing our internet applications;
•      marketing the benefits of participation in the Marketplace;
•      adding new brokers.

Adding new brokers is an important component of our overall growth plan, and we are sustaining our broker recruiting efforts.  Through our Broker Mentor program,  existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.

•      Supporting Members, Brokers and Employees.  We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace.  We continue to upgrade our payment processing and team software with .NET technologies, which we believe will provide us the ability to enter third party licensing of virtual currencies.  We recently launched a new look and refresh of www.itex.com to better tell our story and make it more community driven.

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

•      Financial Position.  At October 31, 2013, we had a cash balance of $3,631, compared to a balance of $3,352 at July 31, 2013.  Our net cash flows provided by operating activities were $595 for the three-month period ended October 31, 2013, compared to $387 for the corresponding period the previous year.  Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity.   In February 2013, we increased our quarterly cash dividend to $0.05 per share, representing an annualized dividend yield of 5.58% (based on the 12-month trailing average closing price of our stock up to July 2013).  We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through  dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes.   See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2013	2012
	(unaudited)
Revenue	$3,426	$3,711

Cost of marketplace revenue	$2,137	$2,361
Operating expenses	1,059	1,018
Income from operations	230	332

Other income, net	31	32
Income before income taxes	261	364

Provision for income taxes	85	116

Net income	$176	$248

Net income per common share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Average common and equivalent shares:
Basic	2,602	2,617
Diluted	2,613	2,617

Revenue for the three-months ended October 31, 2013, as compared to the corresponding three-months ended October 31, 2012, decreased by $285, or 8%.  The decrease in revenues during the three-months ended October 31, 2013 was from a reduction in members and a reduction in transaction and association fees generated from our members.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other marketplace-related expenses decreased by $224, or 9% for the three-month period ended October 31, 2013, as compared to the corresponding three-months ended October 31, 2012.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $41, or 4% for the three-months ended October 31, 2013, compared to the corresponding period of fiscal 2013.

Income from operations for the three-months ended October 31, 2013, as compared to the corresponding three-months ended October 31, 2012, decreased by $102 or 31%. This net decrease is primarily the result of the decrease in Marketplace revenue for the period ending October 31, 2013.

Net income for the three-months ended October 31, 2013, as compared to the corresponding three-months ended October 31, 2012, decreased by $72 or 29% primarily as a result of the $285 decrease in revenues offset by a $224 reduction in cost of marketplace in the three-months ended October 31, 2013, as compared to the corresponding three-months ended October 31, 2012.

Earnings per share, both basic and diluted, decreased by $0.02, or 22% to $0.07 per share in the three-months ended October 31, 2013 compared to the three-months ended October 31, 2012.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2013 and 2012 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2013		2012
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,426	100%	$3,711	100%

Costs and expenses:
Cost of marketplace revenue	2,137	63%	2,361	64%
Salaries, wages and employee benefits	521	15%	485	13%
Selling, general and administrative	496	14%	467	13%
Depreciation and amortization	42	1%	66	2%
	3,196	93%	3,379	92%

Income from operations	230	7%	332	9%

Interest income, net	31	1%	30	1%
Gain on sale of assets, net	-	0%	2	0%
Income before income taxes	261	8%	364	10%
Provision for income taxes	85	3%	116	3%

Net income	$176	5%	$248	7%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net.  Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent increase
	2013	2012	(decrease)
	(unaudited)

Transaction fees	$2,204	$2,447	-10%
Association fees	1,110	1,164	-5%
Other revenue	112	100	12%
	$3,426	$3,711	-8%

Marketplace revenue for the three-months ended October 31, 2013 decreased by $285, or 8% to $3,426 as compared to $3,711 for the three-months ended October 31, 2012.

Transaction fees for the three-months ended October 31, 2013 decreased by $243, or 10%, to $2,204 from $2,447 for the three-months ended October 31, 2012. The decrease in transaction fees was due to lower transaction volume for the three-months ended October 31, 2013, as compared to the three-months ended October 31, 2012.

Association fees for the three-months ended October 31, 2013 decreased by $54, or 5%, to $1,110 from $1,164 for the three-months ended October 31, 2012. The decrease in association fees is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2013 increased by $12, or 12% to $112 as compared to $100 for the three-months ended October 31, 2012. The increase in other revenues was primarily due to the increase in late fees charged during the three-months ended October 31, 2013 which increased by $18 to $46 as compared to $28 for the three-months ended October 31, 2012 which corresponds with a policy change of increasing late fees from $7.50 to $12.50 per individual account.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $42 and $45 as ITEX dollar revenue for the three-months ended October 31, 2013 and 2012, respectively.

The corresponding ITEX dollar expenses in the period ending October 31, 2013 were for equipment, legal services, printing, outside services and miscellaneous expenses.  We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended October 31,		Percent
	2013	2012	(decrease)
	(unaudited)

Transaction fee commissions	$1,662	$1,850	-10%
Association fee commissions	397	425	-7%
Corporate-owned office costs	-	7	-100%
Other costs of revenue	78	79	-1%
	$2,137	$2,361	-9%

Costs of marketplace revenue as percentage of total revenue	62%	64%

Cost of Marketplace revenue for the three-months ended October 31, 2013 was $2,137 as compared to $2,361 for the three-months ended October 31, 2012, a decrease of $224, or 9% which is similar to the 8% reduction in revenues for the same comparable period. The overall cost of Marketplace revenue decreased slightly from 64% to 62% of revenue.

Transaction fee commissions are paid to brokers upon the collection of the transaction revenue. Transaction fee commissions for the three-months ended October 31, 2013 decreased by $188 or 10% to $1,662 as compared to $1,850 for the three-months ended October 31, 2012. The decrease in transaction fee commissions is due to the reduction in transaction fee revenue which is similar to the 10% reduction in transaction fee revenues for the same comparable period

Association fee commissions are paid to brokers upon the collection of the association revenue. Association fee commissions for the three-months ended October 31, 2013 decreased by $28, or 7% to $397 as compared to $425 for the three-months ended October 31, 2012. The decrease in association fee commissions is due to a similar reduction in association fee revenue.

Our corporate-owned office costs decreased by $7, or 100% to $0 for the three-months ended October 31, 2013 as compared to $7 for the three-months ended October 31, 2012. The decrease is due to no expenses associated with the costs of managing our corporate-owned stores as a result of the sale of these offices in the prior year.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2013	2012	increase
	(unaudited)

Corporate salaries, wages and employee benefits	$521	$485	7%

Corporate salaries, wages and employee benefits as percentage of total revenue	15%	13%

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2013, as compared to the three-months ended October 31, 2012, increased by $36, or 7%. The increase is primarily due to additional headcount in our accounting department.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2013	2012	increase

Selling, general and administrative expenses	$496	$467	6%

Selling, general and administrative expenses as percentage of total revenue	14%	13%

Selling, general and administrative expenses for the three-months ended October 31, 2013, as compared to the three-months ended October 31, 2012, increased by $29, or 6%. Our selling general and administrative expenses also increased as a percentage of total revenues in the periods presented. The increase is due primarily to an increase in legal fees. Legal fees for the three-months ended October 31, 2013 increased by $41, or 77% to $94 as compared to $53 for the three-months ended October 31, 2012. This was offset somewhat by a reduction in consulting fees which decreased by $19 or 36% to $34 as compared to $53 for the three-months ended October 31, 2012.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2013	2012	decrease

Depreciation and amortization	$42	$66	-36%

Depreciation and amortization as percentage of total revenue	1%	2%

Depreciation and amortization for the three-months ended October 31, 2013, as compared to the three-months ended October 31, 2012, decreased by $24, or 36%. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and gains or losses on the sale of assets.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2013	2012	increase
			(decrease)

Interest income	$31	$30	3%
Gain on sale of assets, net	$-	$2
Other income	$31	$32	-3%

Other income, as percentage of total revenue	1%	1%

Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we have outstanding loans to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the three-month period ended October 31, 2012 includes a $4 gain on the sale of membership lists offset by a loss of $2 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31
	2013		2012
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$91	35%	$126	35%
State income benefit	(6)	-2%	(10)	-3%

Provision for income taxes	$85	33%	$116	32%

We recognized an $85 provision for income taxes, in the three-month period ended October 31, 2013, as compared to the $116 provision for income taxes in the three-month period ended October 31, 2012. Provision for income taxes decreased by $31 for the three-months ended October 31, 2013, as compared to the corresponding period of fiscal 2012. The decrease was primarily due to the decrease in taxable income in the three-months ended October 31, 2013.

The Federal effective tax rate related to our provision for income taxes in the three-month period ended October 31, 2013 is similar to that used in the period ending October 31, 2012. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2013 is slightly different to that used in the three-month period ending October 31, 2012, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations.  As of October 31, 2013, and July 31, 2013, we had $3,631 and $3,352, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2014. We had no outstanding balance on our line of credit as of October 31, 2013.

The following table presents a summary of our cash flows for the three-months ended October 31, 2013 and 2012 (in thousands) (unaudited):

	Three-months ended October 31,
	2013	2012

Cash provided by operating activities	$595	$387
Cash (used) in provided by investing activities	(168)	72
Cash used in financing activities	(148)	(93)
Increase in cash	$279	$366

We have financed our operational needs through cash flow generated from operations.  In 2012 we used a significant portion of cash reserves to fund a partial self-tender offer of $4,506. We also used operational cash flow for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the three-months ended October 31, 2013, net cash provided by operating activities was $595 compared with $387 in the three-months ended October 31, 2012 an increase of $208, or 54%.  The increase in net cash provided by the operating activities is primarily a result of the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2013	2012

Net income	$176	$248
Add: non-cash expenses	187	264
Add: changes in operating assets and liabilities	232	(125)
Net cash provided by operating activities	$595	$387

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Three-months ended October 31,
	2013		2012
	Amount	Percent of total	Amount	Percent of total

Credit cards	$2,653	70%	$2,213	62%
Electronic funds transfer	950	25%	1,092	31%
Cash and checks	203	5%	236	7%
Cash received from marketplace members	$3,806	100%	$3,541	100%

Investing Activities

Net cash (used in) provided by investing activities was primarily the result of business acquisitions or sales, purchase of property and equipment and intangible assets, the collections on notes receivable from corporate office sales and advances on broker loans.

For the three-months ended  October 31, 2013, net cash used in investing activities was $168 compared with $72 provided by investing activities in the three-months ended October 31, 2012, a decrease of $240, or 333%.  In the three-months ended October 31, 2013, the net cash used in investing activities was primarily related to $338 in advances on loans offset by $171 in note receivable principal collections. In the three-months ended October 31, 2012, the net cash provided by investing activities was primarily related to $90 in note receivable principal collections offset by $76 in loans made to brokers.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the three-months ended October 31, 2013, net cash used in financing activities was $148 compared with $93 used in financing activities in the three-months ended October 31, 2012, an increase of cash used in financing activities of $55, or 59%. The increase is primarily due to the increase of our dividend disbursement to $0.05 per share from the $0.04 per share in the period ended October 31, 2012.

In the three-months ended October 31, 2013, we declared and paid $145 in cash dividends to our stockholders.

Commitments

We lease office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitment, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2013 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating lease	Purchase commitments	Total

2014 (1)	125	17	142
2015	127	2	129

Total	$252	$19	$271

(1)   The expected payments for 2014 reflect future minimum payments for the nine-month period from November 1, 2013 to July 31, 2014.

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2013 annual report on Form 10-K.

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

We have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits.  See Note 3 — “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”.  Adverse outcomes in one or more claims could occur which may result in significant monetary damages that could adversely affect our ability to conduct our business.  Although management does not believe resolving any pending matter, individually or in the aggregate, would have a material adverse impact on our financial statements, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers.  We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions.    We had outstanding loans to brokers of $1,598 at October 31, 2013 and $1,432 at July 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

The emergence of “virtual currencies” could result in competitive trading platforms which may reduce transaction volume and revenues

Virtual or digital currencies are receiving increasing interest from investors, businesses and governments. Examples include private virtual currency or payment systems such as BitCoin, Ripple, and Litecoin. As peer-to-peer currencies, they rely on a system of mutual trust and do not rely on a central bank, a third party or other intermediary to effect transactions or act as guarantor in the event the currency collapses. They do not have the status of legal tender. However, increased popularity or government acceptance of virtual currencies could encourage competitors to utilize virtual currencies or the exchange of online credits for goods and services. Our potential competitors could enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives.  If other virtual currencies gain widespread merchant acceptance, to the extent that we cannot compete effectively, it may adversely affect our business operations and financial performance.

The emergence of increased regulation related to virtual currencies could increase our costs by requiring us to update our products and services; or subject us to operational requirements that result in substantial compliance costs which would adversely affect our business

The increased attention to virtual currencies could result in changes in federal or state regulations or the adoption of new regulations that could affect us as well as many companies transacting in credits that might be called “virtual currency.”  For example, the Bank Secrecy Act (“BSA”), as amended, established anti-money laundering related recordkeeping and reporting requirements for financial institutions and was designed to provide evidence useful in prosecuting money laundering and other financial crimes. The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury, as the delegated administrator of the BSA issued interpretive guidance in March 2013 to clarify the applicability of regulations to persons creating, obtaining, distributing, exchanging, accepting, or transmitting virtual currencies.  Although we do not believe we are currently subject to the BSA requirements, that could change with new regulation. Registering with FinCEN and complying with FinCEN’s regulations would be  burdensome, as would getting licensed as a money transmitter and complying with the money transmission regulatory regimes in each state (plus the District of Columbia).  Changes to existing laws or regulations or adoption of new laws or regulations relating to the use of virtual currencies could require us to incur significant costs to update our products and services, significantly increase our compliance costs or may impose conditions that we are unable to meet. This could make our business cost-prohibitive in the affected state or states and could materially adversely affect our business.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 — “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (2)
08/01/13 - 08/31/13	-	-	-	-
09/01/13 - 09/30/13	-	-	-	-
10/01/13 - 10/31/13	4,630	$4.05	4,630	$1,440,383

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

ITEX CORPORATION
(Registrant)

Date: December 13, 2013	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: December 13, 2013	By:	/s/ John Wade
John Wade
Chief Financial Officer

