Form 10-Q
period 2014-01-31
ITEX CORP
filed 2014-03-10
CIK 860518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014.

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
Yes ☐  No ☒

As of January 31, 2014, we had 2,919,608 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ITEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash	$3,394	$3,352
Accounts receivable, net of allowance of $343 and $363	924	711
Prepaid expenses	72	107
Loans and advances	22	7
Deferred tax asset, net of allowance of $31	818	818
Notes receivable	374	366
Other current assets	43	13
Total current assets	5,647	5,374

Property and equipment, net of accumulated depreciation of $436 and $423	46	57
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $133 and net of current portion	3,373	3,549
Intangible assets, net of accumulated amortization of $3,238 and $3,180	189	248
Notes receivable - net of current portion	1,228	1,065
Other long-term assets	27	30
Total assets	13,701	13,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	60	101
Commissions payable to brokers	-	308
Accrued commissions to brokers	1,181	833
Accrued expenses	338	320
Deferred revenue	28	33
Advance payments	93	130
Note Payable, current portion	6	7
Total current liabilities	1,706	1,732

Long-term liabilities:
Other long-term liabilities	2	8
Total Liabilities	1,708	1,740

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,626 shares and 2,596 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,353	25,214
Stockholder notes receivable	(195)	(226)
Accumulated deficit	(13,191)	(13,240)
Total stockholders' equity	11,993	11,774

Total liabilities and stockholders’ equity	$13,701	$13,514

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended January 31,		Six-months Ended January 31,
	2014	2013	2014	2013

Revenue:
Marketplace revenue and other revenue	$3,696	$3,960	$7,121	$7,671

Costs and expenses:
Cost of Marketplace revenue	2,309	2,551	4,445	4,912
Corporate salaries, wages and employee benefits	628	477	1,148	961
Selling, general and administrative	516	368	1,013	836
Depreciation and amortization	30	65	72	131
	3,483	3,461	6,678	6,840

Income from operations	213	499	443	831

Other income/(expense)
Interest, net	28	30	59	61
Other (expense)	-	(2)	-	-
	28	28	59	61

Income before income taxes	241	527	502	892

Income tax expense	78	169	163	286

Net income	$163	$358	$339	$606

Net income per common share:
Basic	$0.06	$0.14	$0.13	$0.23
Diluted	$0.06	$0.14	$0.13	$0.23

Weighted average shares outstanding:
Basic	2,628	2,615	2,615	2,616
Diluted	2,632	2,616	2,618	2,617

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JANUARY 31, 2014
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

Common Stock repurchased and retired	(24)	(1)	(95)			(96)

Payments on stockholder notes receivables				31		31

Stock based compensation expense	54	1	234			235

Dividend payment					(290)	(290)

Net income					339	339

Balance at January 31, 2014	2,626	$26	$25,353	$(195)	$(13,191)	$11,993

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six-months ended January 31,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339	$606
Items to reconcile to net cash provided by operations:
Depreciation and amortization	72	131
Stock based compensation	235	121
Decrease in allowance for uncollectible receivables	(20)	(54)
Change in deferred income taxes	176	309
Gain on sale of assets	-	(4)
Loss on disposal of equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	(193)	(242)
Prepaid expenses	35	(23)
Loans and advances	(15)	(13)
Prepaid advertising credits	-	3
Other assets	(27)	(27)
Accounts payable	(41)	65
Commissions payable to brokers	(308)	(654)
Accrued commissions to brokers	348	464
Accrued expenses	18	(54)
Deferred revenue	(5)	(10)
Other long-term liabilities	(6)	(1)
Advance payments	(37)	(39)
Net cash provided by operating activities	571	582
CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	-	45
Proceeds from note payable	-	15
Payments on note payable	(1)	(2)
Purchase of property and equipment	(2)	(17)
Payments received from notes receivable	267	181
Advances on Loans	(438)	(76)

Net cash provided by (used in) investing activities	(174)	146

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	31	52
Repurchase of Common stock	(96)	(26)
Cash dividend paid to Common Shareholders	(290)	(235)
Net cash used in financing activities	(355)	(209)
Net increase in cash	42	519
Cash at beginning of period	3,352	1,942
Cash at end of period	$3,394	$2,461

Supplemental cash flow information:
Cash paid for taxes	$35	$5

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(In thousands, except per share amounts)

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada.  Through our independent licensed broker and franchise network, corporate and corporate-owned offices (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a leading exchange for cashless business transactions (the “Marketplace”) where products and services are exchanged for “virtual currency” only usable in the Marketplace (“ITEX dollars”).  We administer the Marketplace and act as a third-party record-keeper for our members’ transactions.

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share.  Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of January 31, 2014, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also had 4 unvested shares of restricted stock that are dilutive and 289 unvested shares of restricted stock that are anti-dilutive as of January 31, 2014.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2014 and 2013 (in thousands, except per share data) (unaudited):

	Three-months Ended January 31,		Six-months Ended January 31,
	2014	2013	2014	2013

Net income available for shareholders	$163	$358	$339	$606

Weighted avg. outstanding shares of common stock	2,628	2,615	2,615	2,616
Dilutive effect of restricted shares	4	1	3	1
Common stock and equivalents	2,632	2,616	2,618	2,617
Earnings per share:
Basic	$0.06	$0.14	$0.13	$0.23
Diluted	$0.06	$0.14	$0.13	$0.23

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-months ended January 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at January 31, 2014 under the operating lease for office space is as follows (in thousands):

Lease commitments for the year ending July 31,

2014(1)	84
2015	127

Total	$211

(1)	The expected payments for 2014 reflect future minimum payments for the six-month period from February 1, 2014 to July 31, 2014.

Rent expense, including utilities and common area charges, was $40 and $49, respectively for the three-month periods ended January 31, 2014 and 2013. Rent expense was $81 and $91 for the six-month periods ended January 31, 2014 and 2013.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at January 31, 2014 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,
2014 (1)	8
2015	2

Total	$10
_______
(1)	The expected payments for 2014 reflect future minimum payments for the six-month period from February 1, 2014 to July 31, 2014.

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

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six-months ended January 31, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2014 is similar to that used in the similar periods ending January 31, 2013. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2014 is lower to that used in the three and six-month periods ending January 31, 2013, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of January 31, 2014 we have recognized a net income tax expense of $163 which is our estimated federal and state income tax liability for the six-months ended January 31, 2014 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value.  No preferred shares were issued or outstanding as of January 31, 2014.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors.  The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.  During the six-month period ended January 31, 2014, the Company repurchased 24 shares of common stock for $96. During the six-month period ended January 31, 2013, the Company repurchased 7 shares of common stock for $26.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the Company’s employees, directors, officers or consultants. 360 shares remained available for future grants under the 2014 Plan as of January 31, 2014.

In December 2013, the Company issued 25 shares to an executive, valued at the grant date stock price of $3.95 per share, with immediate vesting. The grant was expensed as compensation expense.

In January 2013, the Company issued 15 shares to its outside directors, valued at the grant date stock price of $4.10 per share, with a vesting period of one year from the date of grant. The grant is to be amortized to compensation expense over a period of one year.

We account for stock-based compensation in accordance with the related guidance.  Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award.  We recognize that expense ratably over the requisite service period of the award and recognized $235 and $121 of stock based compensation expense for the six-month periods ending January 31, 2014 and 2013, respectively.

At January 31, 2014, 278 shares of common stock granted under the 2004 Plan remained unvested and 15 shares of common stock granted under the 2014 Plan remained unvested.  At January 31, 2014, the Company had $985 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On February 28, 2014, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on March 20, 2014 to stockholders of record as of the close of business on March 10, 2014.

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

Overview

ITEX, The Membership Trading CommunitySM, is a leading marketplace for cashless business transactions across North America (the “Marketplace”).  We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada, as well as through any corporate-owned offices we may operate from time to time.  Our business services and virtual currency payment system allows member businesses (our “members”) to transfer value — enabling more than twenty thousand members to acquire products and services without exchanging cash.  These products and services are instead exchanged for a virtual currency which can only be redeemed in the Marketplace known as “ITEX dollars.”  We administer the Marketplace and act as a transaction processor and record-keeper for our members’ transactions.  We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”).  For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2014” for August 1, 2013 to July 31, 2014, “2013” for August 1, 2012 to July 31, 2013).  Our second quarter is the three-month period from November 1, 2013 to January 31, 2014 (“three-month period ended January 31”).  Our first six months is from August 1, 2013 to January 31, 2014. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results.  For the three-months ended January 31, 2014, as compared to the three-months ended January 31, 2013, our revenue decreased by $264, or 7%, from $3,960 to $3,696 and our income from operations decreased by $286, or 57%, from $499 to $213. For the six-month period ended January 31, 2014, as compared to the six-month period ended January 31, 2013, our revenue decreased by $550, or 7%, from $7,671 to $7,121 and our income from operations decreased by $388, or 47%, from $831 to $443.

•	Revenue Trends and Growth. Compared to 2013, we experienced a downturn in revenue for the six-months ended January 31, 2014 due to the reduction in our transaction volume and a reduction in our membership base. Our primary customers are small businesses with less than ten employees. We believe this segment of the business community remains vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth. In addition, we believe there is a general decline in trade transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from fixed association fees. Approximately two-thirds of our net revenues each quarter come from variable transaction fees. We continue to work to expand our membership base which we expect will increase recurring and transactional revenues. We seek to increase our revenue by:

o	adding new brokers
o	marketing the benefits of participation in the Marketplace
o	enhancing our internet applications;
o	developing a smart phone application to easily register new members; and
o	licensing our virtual currency platform to third parties.

Adding new brokers is an important component of our overall growth plan.  Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met.  Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard broker fee of $20.  The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.

•	Corporate-owned Offices. As of October 31, 2012 and for the period ending January 31, 2014, the ITEX Marketplace was 100% broker managed with no corporate-owned locations. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We continue to upgrade our payment processing and team software with .NET technologies. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. With virtual or digital currencies receiving increasing interest from investors, businesses and governments, we are seeking potential revenue opportunities by licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the 3rd quarter we plan to launch a Smart Phone application with ITEXsnapSM and ITEXpaySM which will enable our members to easily register new prospects into our trading community and instantly complete a transaction.

•	Geographical expansion. We have acquired 11 trade exchange membership lists since 2005 and integrated them into the Marketplace. The acquisitions have contributed to our member counts and revenue and allowed us to expand the breadth of our network by opening offices in several geographic areas in which the ITEX presence was previously weak or nonexistent. In addition, we removed competitors from our industry, strengthening our brand. Part of our strategy when we acquire an exchange’s members is to incubate the new members with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off to new franchisees. We continue to evaluate and consider other potential strategic transactions, if and when such opportunities arise.

•	Financial Position. At January 31, 2014, we had a cash balance of $3,394, compared to a balance of $3,352 at July 31, 2013. Our net cash flows provided by operating activities were $571 for the six-month period ended January 31, 2014, compared to $582 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. In February 2013, we increased our quarterly cash dividend 25% to $0.05 per share, representing an annualized dividend yield of 5.58% (based on the 12-month trailing average closing price of our stock up to July 2013). We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2014	2013	2014	2013

Revenue	$3,696	$3,960	$7,121	$7,671

Cost of marketplace revenue	$2,309	$2,551	$4,445	$4,912
Operating expenses	1,174	910	2,233	1,928
Income from operations	213	499	443	831

Other income,net	28	28	59	61
Income before income taxes	241	527	502	892

Income tax expense	78	169	163	286

Net income	$163	$358	$339	$606

Net income per common share:
Basic	$0.06	$0.14	$0.13	$0.23
Diluted	$0.06	$0.14	$0.13	$0.23

Average common and equivalent shares:
Basic	2,628	2,615	2,615	2,616
Diluted	2,632	2,616	2,618	2,617

Revenue for the three-months ended January 31, 2014, as compared to the corresponding period of fiscal 2013 decreased by $264, or 7%. Revenue for the six-month period ended January 31, 2014, as compared to the corresponding six-month period of fiscal 2013, decreased by $550, or 7%. The decrease in revenues for the three and six-months ended January 31, 2014 was from a reduction in transaction volume along with a reduction in the number of members.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses decreased by $242, or 9% for the three-month period ended January 31, 2014, compared to the corresponding period of fiscal 2013.  Cost of Marketplace revenue decreased by $467, or 10% for the six-month period ended January 31, 2014, compared to the corresponding period of fiscal 2013. The cost of Marketplace revenue decreases were in line with the corresponding decrease in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $264, or 29% for the three-months ended January 31, 2014, compared to the corresponding period of fiscal 2013. Operating expenses increased by $305, or 16% for the six-month period ended January 31, 2014, compared to the corresponding period of fiscal 2013.

The increase in operating expenses in the three-months ended January 31, 2014, as compared to the corresponding period of the prior fiscal year, resulted from a $151 increase in corporate salaries, wages and benefits and $148 increase in selling, general and administrative expense offset somewhat by a decrease of $35 in depreciation and amortization.

The increase in operating expenses in the six-months ended January 31, 2014, as compared to the corresponding period of fiscal 2013, resulted from a $187 increase in corporate salaries, wages and benefits and $177 increase in selling, general and administrative expense offset somewhat by a decrease of $59 in depreciation and amortization.

Income from operations for the three-months ended January 31, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $286, or 57%. Income from operations for the six-month period ended January 31, 2014, as compared to the corresponding period of fiscal 2013, decreased by $388, or 47%.

Net income for the three-months ended January 31, 2014, as compared to the corresponding period of fiscal 2013, decreased by $195, or 54%. Net income for the six-month period ended January 31, 2014, as compared to the corresponding period of fiscal 2013, decreased by $267, or 44%.

Earnings per share, both basic and diluted, decreased by $0.08, or 57% to $0.06 per share in the three-months ended January 31, 2014 compared to the three-months ended January 31, 2013.  Earnings per share, both basic and diluted, decreased $0.10, or 43% to $0.13 per share for the six-month period ended January 31, 2014 compared to the six-month period ended January 31, 2013.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-months ended January 31, 2014 and 2013 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2014		2013		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,696	100%	$3,960	100%	$7,121	100%	$7,671	100%

Costs and expenses:
Cost of Marketplace revenue	2,309	62%	2,551	64%	4,445	63%	4,912	64%
Salaries, wages and employee benefits	628	17%	477	12%	1,148	16%	961	13%
Selling, general and administrative	516	14%	368	9%	1,013	14%	836	11%
Depreciation and amortization	30	1%	65	2%	72	1%	131	2%
	3,483	94%	3,461	87%	6,678	94%	6,840	90%

Income from operations	213	6%	499	13%	443	6%	831	11%

Interest income, net	28	1%	30	1%	59	1%	61	1%
Gain/(Loss) on sale of assets, net	-	0%	(2)	0%	-	0%	-	0%

Income before income taxes	241	7%	527	13%	502	7%	892	12%

Provision for income taxes	78	3%	169	4%	163	2%	286	4%
Net income	$163	4%	$358	9%	$339	5%	$606	8%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Other revenue includes web services, media and ITEX dollar revenue.  The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent increase	Six-months ended January 31,		Percent increase
	2014	2013	(decrease)	2014	2013	(decrease)

Transaction fees	$2,419	$2,704	-11%	$4,623	$5,152	-10%
Association fees	1,092	1,145	-5%	2,202	2,309	-5%
Other revenue	185	111	67%	296	210	41%
	$3,696	$3,960	-7%	$7,121	$7,671	-7%

Marketplace revenue decreased by $264, or 7%, for the three-months ended January 31, 2014, as compared to the corresponding period ended January 31, 2013. Marketplace revenue decreased by $550, or 7% for the six-month period ended January 31, 2014, as compared to the six-month period ended January 31, 2013.

Transaction fee revenue for the three-months ended January 31, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $285, or 11%. Transaction fee revenue for the six-month period ended January 31, 2014, as compared to the corresponding period of fiscal 2013, decreased by $529, or 10%. The decrease for both the three and the six-month periods is the result of lower volume of business being transacted in the ITEX Marketplace. We believe there is a general decline in trade transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing.

Association fee revenue for the three-months ended January 31, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $53, or 5%. Association fee revenue for the six-month period ended January 31, 2014, as compared to the corresponding period of fiscal 2013, decreased by $107, or 5%. The decrease for both the three and the six-month periods is the result of a decrease in the net members participating in the Marketplace.

Other revenue for the three-months ended January 31, 2014, as compared to the corresponding quarter of fiscal 2013, increased by $74, or 67%. Other revenue for the six-months ended January 31, 2014, as compared to the corresponding quarter of fiscal 2013, increased by $86, or 41%.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees.  ITEX dollars earned from members are later used by us as a method of payment in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising, as well as for certain general corporate and Marketplace expenses. ITEX dollars are only usable in our Marketplace and are not convertible to USD.

We have implemented measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars.  For example:

•	All ITEX dollar purchases for corporate and Marketplace purposes are approved by senior management.
•	We do not sell or purchase ITEX dollars for USD.

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $107 and $62 as ITEX dollar revenue for the three-months ended January 31, 2014 and 2013, respectively. We recorded $148 and $107 as ITEX dollar revenue for the six-months ended January 31, 2014 and 2013, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ending January 31, 2014 were for equipment, legal services, printing, outside services, marketing and miscellaneous expenses.  We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue.  The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent increase	Six-months ended January 31,		Percent
	2014	2013	(decrease)	2014	2013	(decrease)

Transaction fee commissions	$1,830	$2,051	-11%	$3,492	$3,901	-10%
Association fee commissions	398	420	-5%	795	844	-6%
Corporate-owned office costs	-	-	-	-	7	-100%
Other costs of revenue	81	80	1%	158	160	-1%
	$2,309	$2,551	-9%	$4,445	$4,912	-10%
Costs of Marketplace revenue as percentage of total revenue	62%	64%		62%	64%

Costs of Marketplace revenue for the three-months ended January 31, 2014, as compared to the three-months ended January 31, 2013, decreased by $242, or 9%.  Costs of Marketplace revenue for the six-month period ended January 31, 2014, as compared to six-month period ended January 31, 2013, decreased by $467, or 10%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and six-month periods ended January 2014 primarily due to the increase in other income during 2014 as other income has no associated cost of marketplace revenue.

Transaction fee commissions decreased by $221, or 11% for the three-months ended January 31, 2014, as compared to the corresponding period of fiscal 2013.  The decrease in transaction fee commissions is due to a corresponding decrease in transaction volume. Transaction fee commissions decreased by $409, or 10% for the six-month period ended January 31, 2014 as compared to the corresponding period of fiscal 2013. The reduction was due to a corresponding decrease in transaction fee revenue for the comparable periods.

Association fee commissions decreased by $22, or 5% for the three-month period ended January 31, 2014 as compared to the corresponding periods of fiscal 2013. The decrease in commissions was due to the corresponding decrease in association fee revenue for the same period. Association fee commissions decreased by $49, or 6% for the six-month period ended January 31, 2014 as compared to the corresponding periods of fiscal 2013. The decrease in commissions was due to the corresponding decrease in association fee revenue for the same period.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $7, or 100% for the six-month period ended January 31, 2014 as compared to the corresponding periods of fiscal 2013.  The decrease is due to decreased expenses associated with the costs of managing our corporate-owned stores as a result of the sale of these offices in the prior period.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $1, or 1% for the three-month period ended January 31, 2014 as compared to the corresponding period of 2013. Other costs of revenue decreased by $2 or 1% for the six-month period ended January 31, 2014 as compared to the corresponding period of 2013.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.  As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2014	2013	increase	2014	2013	increase

Corporate salaries, wages and employee benefits	$628	$477	32%	$1,148	$961	19%

Corporate salaries, wages and employee benefits as percentage of total revenue	17%	12%		16%	13%

Salaries, wages, employee benefits increased by $151 and $187 or 32% and 19%, respectively for the three and six-month periods ended January 31, 2014 as compared to the corresponding periods of fiscal 2013. The increase in both periods is primarily related to a stock grant issued to an executive during the three-month period ended January 31, 2014 and adding one employee who was previously a contractor in the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses.  As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2014	2013	increase	2014	2013	increase

Selling, general and administrative expenses	$516	$368	40%	$1,013	$836	21%

Selling, general and administrative expenses as percentage of total revenue	14%	9%		14%	11%

Selling, general and administrative expenses increased by $148 and by $177, or 40% and 21%, respectively, for the three and six-month periods ended January 31, 2014, as compared to the three and six-month periods ended January 31, 2013. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase is due primarily to an increase in legal fees, supplies, foreign currency and bad debt. Legal fees for the three and six-month periods ended January 31, 2014 increased by $27 and by $67, or 44% and 58%, respectively, compared to the three and six-months ended January 31, 2013 as we incurred additional legal expenses surrounding intellectual property rights.  See Note 3 — “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. Supplies, which primarily includes costs associated with our use of ITEX dollars for business purposes, for the three and six-month periods ended January 31, 2014 increased by $49 and by $48, or 83% and 44%, foreign currency expense for the three and six-month periods ended January 31, 2014 increased by $52 and by $65 due to the Canadian dollar declining in value against the US dollar, and bad debt expense for the three and six-month periods ended January 31, 2014 increased by $42 and by $57, or 183% and 77%. Additionally, marketing expense for the three and six-month periods ended January 31, 2014 decreased by $27 and $25, or 68% and 52%, respectively, compared to the three and six-months ended January 31, 2013.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations.  Comparative results are as follows (in thousands) (unaudited):

	Three-months ended			Six-months ended
	January 31,		Percent	January 31,		Percent
	2014	2013	decrease	2014	2013	decrease

Depreciation and amortization	$30	$65	-54%	$72	$131	-45%

Depreciation and amortization as percentage of total revenue	1%	2%		1%	2%

Depreciation and amortization decreased by $35 and $59, or 54% and 45%, respectively, for the three and the six-month periods ended January 31, 2014, as compared to the three and six-month periods ended January 31, 2013. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and gains or losses on the sale of assets.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended		Percent	Six-months ended		Percent
	January 31,		increase	January 31,		increase
	2014	2013	(decrease)	2014	2013	(decrease)

Interest income	$28	$30	-7%	$59	$61	-3%
(Loss) on sale of assets	$-	$(2)	-100%	$-	$-	-
Other income	$28	$28	0%	$59	$61	-3%

Other income, as percentage of total revenue	1%	1%		1%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. From time to time, as part of our initiative to support brokers and as a way to generate return on capital; we provide loans to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the three-month period ended January 31, 2013 includes a $2 loss on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended January 31				Six-months ended January 31,
	2014		2013		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$84	35%	$183	35%	$175	35%	$309	35%
State income taxes	(6)	-2%	(14)	-3%	(12)	-2%	(23)	-3%

Provision for income taxes	$78	32%	$169	32%	$163	32%	$286	32%

We recognized a $78 and $163 provision for income taxes, in the three and six-month periods ended January 31, 2014, respectively, as compared to the $169 and $286 provision for income taxes in the three and six-month periods ended January 31, 2013. Provision for income taxes decreased by $91 and $123, respectively for the three and six-months ended January 31, 2014, as compared to the corresponding period of fiscal 2013. The decrease in income taxes in 2014 was due to the reduction of taxable income in the comparable periods.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2014 is similar to that used in the same periods ending January 31, 2013. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2014 and 2013 is lower than statutory rates due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations.  As of January 31, 2014, and July 31, 2013, we had $3,394 and $3,352, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2014. We had no outstanding balance on our line of credit as of January 31, 2014.

The following table presents a summary of our cash flows for the six-months ended January 31, 2014 and 2013 (in thousands) (unaudited):

	Six-months ended January 31,
	2014	2013

Cash provided by operating activities	$571	$582
Cash provided by (used) in investing activities	(174)	146
Cash used in financing activities	(355)	(209)
Increase in cash	$42	$519

We have financed our operational needs through cash flow generated from operations. We used operational cash flow for routine operating expenses, membership list purchases, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the six-months ended January 31, 2014 net cash provided by operating activities was $571 compared with $582 in the six-months ended January 31, 2013 a decrease of $11 or 2%.  The decrease in net cash provided by the operating activities is a result of the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2014	2013

Net income	$339	$606
Add: non-cash expenses	463	507
Changes in operating assets and liabilities	(231)	(531)
Net cash provided by operating activities	$571	$582

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

The total cash we received exclusively from our members, net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands) (unaudited):

	Six-months ended January 31,
	2014		2013
	Amount	Percent of total	Amount	Percent of total

Credit cards	$4,895	70%	$4,545	65%
Electronic funds transfer	1,713	24%	1,993	28%
Cash and checks	416	6%	523	7%
Cash received from Marketplace members	$7,024	100%	$7,061	100%

Investing Activities

Net cash (used in) provided by investing activities was primarily the result of business acquisitions or sales, purchase of property and equipment and intangible assets, the collections on notes receivable from corporate office sales and broker loans.

For the six-months ended  January 31, 2014, net cash used in investing activities was $174 compared with $146 provided by investing activities in the six-months ended January 31, 2013, a decrease of $320, or 219%.  In the six-months ended January 31, 2013, the net cash used in investing activities was primarily related to $438 in loans made to brokers, $2 in purchases of property and equipment offset by $267 of collections on existing notes receivables. In the six-months ended January 31, 2013, the net cash provided by investing activities was primarily related to $181 in note receivable principle collections offset by $76 in loans made to brokers.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the six-months ended January 31, 2014, net cash used in financing activities was $355 compared with $209 used in financing activities in the six-months ended January 31, 2013, an increase of cash used in financing activities of $146, or 70%. The increase is primarily due to the $55 increase in amounts paid to dividends to our shareholders and from the 2014 repurchases of our common stock.

 In the six-months ended January 31, 2014, we declared and paid $290 in cash dividends to our stockholders compared to $235 in cash dividends paid to our stockholders in the six-months ended January 31, 2013

Commitments

 We lease office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at January 31, 2014 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total
2014 (1)	84	8	92
2015	127	2	129

Total	$211	$10	$221
__________
(1)	The expected payments for 2014 reflect future minimum payments for the six-month period from February 1, 2014 to July 31, 2014.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 7% for the six-month period ended January 31, 2014, compared to the six-month period ended January 31, 2013. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal principle that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. Since 2010, we have been the subject of two proxy contests to replace the majority of our directors, as well as a derivative lawsuit, each initiated by the same dissident stockholder. In 2013 we entered into an agreement with the stockholder, and adopted governance changes which included the addition of two new members of the board of directors. However, we cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

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

ITEX’s trade dollar currency, ITEX dollars, is also susceptible to potentially illegal or improper uses. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures taken by ITEX as administrator and as transaction processor and record-keeper to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using ITEX dollars. Any resulting claims or liabilities could harm our business.

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

If we lose the services of our chief executive officer, our business could suffer

Our board places heavy reliance on the continued services of our Chief Executive Officer, Steven White, and his industry experience and relationships, management and operational skills. We have not entered into an employment agreement with Mr. White. Mr. White has been awarded restricted stock grants as a long-term retention incentive. If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience. Corporate staff and our franchisees and brokers could lose confidence in the direction and stability of the Company and choose to pursue other opportunities. In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,602 at January 31, 2014 and $1,431 at July 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

The emergence of “virtual currencies” could result in competitive trading platforms which may reduce transaction volume and revenues

Virtual or digital currencies are receiving increasing interest from investors, businesses and governments. Examples include private virtual currency or payment systems such as BitCoin, Ripple, and Litecoin. As peer-to-peer currencies, they rely on a system of mutual trust and do not rely on a central bank, a third party or other intermediary to effect transactions or act as guarantor in the event the currency collapses. They do not have the status of legal tender. However, increased popularity or government acceptance of virtual currencies could encourage competitors to utilize virtual or community currencies or the exchange of online credits for goods and services. Our potential competitors could enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives. If other virtual or community currencies gain widespread merchant acceptance, to the extent that we cannot compete effectively, it may adversely affect our business operations and financial performance.

The emergence of increased regulation related to virtual currencies could increase our costs by requiring us to update our products and services; or subject us to operational requirements that result in substantial compliance costs which would adversely affect our business

Innovation in the payments industry has led to a variety of digital currencies, community currencies and reward points, and federal and state regulatory regimes are seeking to revise antiquated currency provisions. The increased attention to virtual currencies could result in changes in federal or state regulations or the adoption of new regulations that could affect us as well as many companies transacting in credits that might be called “virtual currency.” For example, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury, as the delegated administrator of the Bank Secrecy Act (“BSA”) issued interpretive guidance in March 2013 to clarify the applicability of regulations to persons creating, obtaining, distributing, exchanging, accepting, or transmitting virtual currencies. Although we do not believe we as a payment processor are currently subject to the BSA requirements that could potentially change with new regulation. Registering with FinCEN and complying with FinCEN’s regulations would be burdensome, as would getting licensed as a money transmitter and complying with the money transmission regulatory regimes in each state. Changes to existing laws or regulations or adoption of new laws or regulations relating to the use of virtual currencies could require us to incur significant costs to update our products and services, significantly increase our compliance costs or may impose conditions that we are unable to meet. This could make our business cost-prohibitive in the affected state or states and could materially adversely affect our business.

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

ITEM 1. LEGAL PROCEEDINGS

See Note 3 — “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements” legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended January 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs (1)
11/01/13 - 11/30/13	-	-	-	-
12/01/13 – 12/31/13	1,100	4.10	1,100	$1,435,873
01/01/14 - 01/31/14	18,035	4.00	18,035	$1,363,696

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION (Registrant)

Date: March 10, 2014	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: March 10, 2014	By:	/s/ John Wade
John Wade
Chief Financial Officer

