Form 10-Q
period 2014-04-30
ITEX CORP
filed 2014-06-12
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014.

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

Yes ☐ No ☒

As of April 30, 2014, we had 2,860,730 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

For the Three-month and Nine-month Period Ended April 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CRPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash	$3,267	$3,352
Accounts receivable, net of allowance of $336 and $363	1,014	711
Prepaid expenses	178	107
Loans and advances	34	7
Deferred tax asset, net of allowance of $31	818	818
Notes receivable	337	366
Other current assets	59	13
Total current assets	5,707	5,374

Property and equipment, net of accumulated depreciation of $442 and $423	85	57
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $133 and net of current portion	3,293	3,549
Intangible assets, net of accumulated amortization of $3,257 and $3,180	171	248
Notes receivable, net of current portion	1,183	1,065
Other long-term assets	13	30
Total assets	13,643	13,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	97	101
Commissions payable to brokers	9	308
Accrued commissions to brokers	1,211	833
Accrued expenses	360	320
Deferred revenue	28	33
Advance payments	99	130
Note payable, current portion	5	7
Total current liabilities	1,809	1,732

Long-term liabilities:
Other long-term liabilities	-	8
Total Liabilities	1,809	1,740

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,606 shares and 2,596 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,171	25,214
Stockholder notes receivable	(182)	(226)
Accumulated deficit	(13,181)	(13,240)
Total stockholders' equity	11,834	11,774

Total liabilities and stockholders’ equity	$13,643	$13,514

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three-months Ended April 30,		Nine-months Ended April 30,
	2014	2013	2014	2013

Revenue:
Marketplace revenue and other revenue	$3,214	$3,475	$10,336	$11,146

Costs and expenses:
Cost of Marketplace revenue	1,915	2,171	6,360	7,083
Corporate salaries, wages and employee benefits	588	539	1,736	1,501
Selling, general and administrative	481	345	1,495	1,179
Depreciation and amortization	24	66	96	197
	3,008	3,121	9,687	9,960

Income from operations	206	354	649	1,186

Other income/(expense)
Interest, net	24	25	83	85
Other (expense)/income, net	-	(1)	-	(1)
	24	24	83	84

Income before income taxes	230	378	732	1,270

Income tax expense	75	120	238	406

Net income	$155	$258	$494	$864

Net income per common share:
Basic	$0.06	$0.10	$0.19	$0.33
Diluted	$0.06	$0.10	$0.19	$0.33

Weighted average shares outstanding:
Basic	2,623	2,619	2,618	2,617
Diluted	2,628	2,622	2,618	2,620

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED APRIL 30, 2014

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

Common stock repurchased and retired	(83)	(1)	(351)	-	-	(352)

Payments on stockholder notes receivables	-	-	-	44	-	44

Stock based compensation expense	93	1	308	-	-	309

Dividend payment	-	-	-	-	(435)	(435)

Net income	-	-	-	-	494	494

Balance at April 30, 2014	2,606	$26	$25,171	$(182)	$(13,181)	$11,834

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months ended April 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$494	$864
Items to reconcile to net cash provided by operations:
Depreciation and amortization	96	197
Stock based compensation	309	222
Decrease in allowance for uncollectible receivables	(27)	(18)
Change in deferred income taxes	256	439
Gain on sale of assets	-	(4)
Loss on disposal of equipment	-	5
Changes in operating assets and liabilities:
Accounts receivable	(276)	(393)
Prepaid expenses	(71)	(33)
Loans and advances	(27)	(20)
Prepaid advertising credits	-	3
Other assets	(29)	(38)
Accounts payable and other expenses payable	(4)	26
Commissions payable to brokers	(299)	(654)
Accrued commissions to brokers	378	492
Accrued expenses	40	(30)
Deferred revenue	(5)	(5)
Advance payments	(31)	(34)
Long-term liabilities	(8)	(3)
Net cash provided by operating activities	796	1,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	-	45
Proceeds from note payable	-	15
Payments on note payable	(2)	(3)
Purchase of property and equipment	(47)	(45)
Payments received from notes receivable	353	261
Advances on loans	(442)	(146)
Net cash (used in) provided by investing activities	(138)	127

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	44	75
Repurchase of Common stock	(352)	(89)
Cash dividend paid to Common Shareholders	(435)	(384)
Net cash used in financing activities	(743)	(398)

Net (decrease) increase in cash	(85)	745
Cash at beginning of period	3,352	1,942
Cash at end of period	$3,267	$2,687

Supplemental cash flow information:
Cash paid for taxes	$48	$7

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(In thousands, except per share amounts)

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a “Marketplace” in which products and services are exchanged by our members for “virtual currency” (“ITEX dollars”) only usable in the Marketplace. We administer the Marketplace and provide record-keeping and transaction processing services for our members.

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

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX Corporation and its wholly owned subsidiaries BXI Exchange, Inc and Virtual Currency Systems, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from these estimates.

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of April 30, 2014, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. For the 3-month period ending April 30, 2014, the Company had 15 unvested shares of restricted stock that are dilutive and 240 unvested shares of restricted stock that are anti-dilutive. For the 9-month period ending April 30, 2014, the Company had 255 unvested shares of restricted stock that are anti-dilutive.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2014 and 2013 (in thousands, except per share data) (unaudited):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2014	2013	2014	2013

Net income available for shareholders	$155	$258	$494	$864

Weighted avg. outstanding shares of common stock	2,623	2,619	2,618	2,617
Dilutive effect of restricted shares	5	3	-	3
Common stock and equivalents	2,628	2,622	2,618	2,620
Earnings per share:
Basic	$0.06	$0.10	$0.19	$0.33
Diluted	$0.06	$0.10	$0.19	$0.33

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-months ended April 30, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at April 30, 2014 under the operating lease for office space is as follows (in thousands):

Lease commitments for the year ending July 31,

2014(1)	42
2015	127

Total	$169

(1)	The expected payments for 2014 reflect future minimum payments for the three-month period from May 1, 2014 to July 31, 2014.

Rent expense, including utilities and common area charges, was $48 and $40, respectively for the three-month periods ended April 30, 2014 and 2013. Rent expense was $128 and $132 for the nine-month periods ended April 30, 2014 and 2013.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

Future minimum payments at April 30, 2014 under the non-cancelable commitments were as follows (in thousands):

Year ending July 31,

2014 (1)	3
2015	2

Total	$5

———

(1)	The expected payments for 2014 reflect future minimum payments for the three-month period from May 1, 2014 to July 31, 2014.

We also have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2014. There was no outstanding balance on our line of credit as of April 30, 2014.

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

NOTE 4 – INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine-months ended April 30, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2014 is similar to that used in the similar periods ending April 30, 2013. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2014 is lower to that used in the three and nine-month periods ending April 30, 2013, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of April 30, 2014 we have recognized a net income tax expense of $238 which is our estimated federal and state income tax liability for the nine-months ended April 30, 2014 net of the impairment of certain state deferred tax assets recorded during 2011 and 2012. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of April 30, 2014.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the nine-month period ended April 30, 2014, the Company repurchased 83 shares of common stock for $352. During the nine-month period ended April 30, 2013, the Company repurchased 24 shares of common stock for $89.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the Company’s employees, directors, officers or consultants. 360 shares remained available for future grants under the 2014 Plan as of April 30, 2014.

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

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $309 and $222 of stock based compensation expense for the nine-month periods ending April 30, 2014 and 2013, respectively.

At April 30, 2014, 240 shares of common stock granted under the 2004 Plan remained unvested and 15 shares of common stock granted under the 2014 Plan remained unvested. At April 30, 2014, the Company had $912 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On May 2, 2014, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on June 20, 2014 to stockholders of record as of the close of business on June 10, 2014.

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

Overview

ITEX operates a virtual currency marketplace (the “Marketplace” in which products and services are exchanged by our members for “virtual currency” (“ITEX dollars”) only usable in the Marketplace. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada,. Our virtual currency payment system allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2014” for August 1, 2013 to July 31, 2014, “2013” for August 1, 2012 to July 31, 2013). Our third quarter is the three-month period from February 1, 2014 to April 30, 2014 (“three-month period ended April 30”). Our first nine months is from August 1, 2013 to April 30, 2014. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results. For the three-months ended April 30, 2014, as compared to the three-months ended April 30, 2013, our revenue decreased by $261, or 8%, from $3,475 to $3,214, our income from operations decreased by $148, or 42%, from $354 to $206, and our net income decreased by $103, or 40% from $258 to $155. For the nine-month period ended April 30, 2014, as compared to the nine-month period ended April 30, 2013, our revenue decreased by $810, or 7%, from $11,146 to $10,336 and our income from operations decreased by $537, or 45%, from $1,186 to $649 and our net income decreased by $370 or 43% from $864 to $494.

•	Revenue Trends. Compared to 2013, we experienced an 8% downturn in revenue for the nine-months ended April 30, 2014 due to the reduction in our transaction volume and a reduction in our membership base. This continues a trend in which our revenue decreased by 6% in 2013 compared to 2012, and by 4% in 2012 compared to 2011. We believe there is a general decline in transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing. Furthermore, as small businesses with less than ten employees, our primary customers remain vulnerable in a difficult economic environment, with strained or insufficient cash flow being a major impediment to growth. Although we seek to increase revenues through organic growth and the development of new revenue sources, historically the primary driver of revenue growth has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from fixed association fees. Approximately two-thirds of our net revenues each quarter come from variable transaction fees. We continue to work to expand our membership base which we believe, if successful, will increase recurring and transactional revenues. We seek to increase our revenue by:

o	adding new brokers
o	marketing the benefits of participation in the Marketplace
o	enhancing our internet applications;
o	developing a smart phone application to easily register new members; and
o	licensing our virtual currency platform to third parties.

•	Corporate-owned Offices. Since October 31, 2012 and for the period ending April 30, 2014, the ITEX Marketplace was 100% broker managed with no corporate-owned locations. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our dues and fees. Our broker model requires less capital investment and lower operating expenses than if we operated the offices in our network directly. From time to time, we complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we acquire exchange members is to incubate the asset with corporate direction and assistance, flush out non-performing members, synchronize fee plans, and then transfer certain management rights to these members to new or existing franchisees, with the contractual rights and revenues generated by these members remaining with ITEX. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We continue to upgrade our payment processing and team software with .NET technologies. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. With virtual currencies receiving increasing interest from investors, businesses and governments, we are seeking potential revenue opportunities by licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the 4th quarter we plan to launch a Smart Phone application with ITEXpaySM which will enable our members to easily register new prospects into our Marketplace and complete a transaction.

•	Financial Position. At April 30, 2014, we had a cash balance of $3,267, compared to a balance of $3,352 at July 31, 2013. Our net cash flows provided by operating activities were $796 for the nine-month period ended April 30, 2014, compared to $1,016 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. In February 2013, we increased our quarterly cash dividend 25% to $0.05 per share. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Marketplace revenue and other revenue	$3,214	$3,475	$10,336	$11,146

Cost of marketplace revenue	$1,915	$2,171	$6,360	$7,083
Operating expenses	1,093	950	3,327	2,877
Income from operations	206	354	649	1,186

Other income (expense)	24	24	83	84
Income before income taxes	230	378	732	1,270

Provision for income taxes	75	120	238	406

Net income	$155	$258	$494	$864

Net income per common share:
Basic	$0.06	$0.10	$0.19	$0.33
Diluted	$0.06	$0.10	$0.19	$0.33

Average common and equivalent shares:
Basic	2,623	2,619	2,618	2,617
Diluted	2,628	2,622	2,618	2,620

Revenue for the three-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013 decreased by $261, or 8%. Revenue for the nine-month period ended April 30, 2014, as compared to the corresponding nine-month period of fiscal 2013, decreased by $810, or 7%. The decrease in revenues for the three and nine-months ended April 30, 2014 was from a reduction in transaction volume along with a reduction in our membership base.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace related expenses decreased by $256, or 12% for the three-month period ended April 30, 2014, compared to the corresponding period of fiscal 2013. Cost of Marketplace revenue decreased by $723, or 10% for the nine-month period ended April 30, 2014, compared to the corresponding period of fiscal 2013. The cost of Marketplace revenue decreases for both periods were in line with the corresponding decrease in revenue.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization increased by $143, or 15% for the three-months ended April 30, 2014, compared to the corresponding period of fiscal 2013. Operating expenses increased by $450, or 16% for the nine-month period ended April 30, 2014, compared to the corresponding period of fiscal 2013.

The increase in operating expenses in the three-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013, resulted from a $136 increase in selling, general and administrative expense, and a $49 increase in salaries, wages and benefits offset somewhat by a $42 decrease in depreciation and amortization.

The increase in operating expenses in the nine-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013, resulted from a $235 increase in corporate salaries, wages and benefits and $316 increase in selling, general and administrative expense offset somewhat by a decrease of $101 in depreciation and amortization.

Income from operations for the three-months ended April 30, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $148, or 42%. Income from operations for the nine-month period ended April 30, 2014, as compared to the corresponding period of fiscal 2013, decreased by $537, or 45%.

Net income for the three-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013, decreased by $103, or 40%. Net income for the nine-month period ended April 30, 2014, as compared to the corresponding period of fiscal 2013, decreased by $370, or 43%.

Earnings per share, both basic and diluted, decreased by $0.04, or 40% to $0.06 per share in the three-months ended April 30, 2014 compared to the three-months ended April 30, 2013. Earnings per share, both basic and diluted, decreased $0.14, or 42% to $0.19 per share for the nine-month period ended April 30, 2014 compared to the nine-month period ended April 30, 2013.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended April 30, 2014 and 2013 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2014		2013		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,214	100%	$3,475	100%	$10,336	100%	$11,146	100%

Costs and expenses:
Cost of Marketplace revenue	1,915	60%	2,171	62%	6,360	62%	7,083	63%
Salaries, wages and employee benefits	588	18%	539	16%	1,736	17%	1,501	13%
Selling, general and administrative	481	15%	345	10%	1,495	14%	1,179	11%
Depreciation and amortization	24	1%	66	2%	96	1%	197	2%
	3,008	94%	3,121	90%	9,687	94%	9,960	89%

Income from operations	206	6%	354	10%	649	6%	1,186	11%

Interest income, net	24	1%	25	1%	83	1%	85	1%
Gain on sale of assets, net	0	0%	(1)	0%	0	0%	(1)	0%

Income before income taxes	230	7%	378	11%	732	7%	1,270	12%

Provision for income taxes	75	2%	120	4%	238	2%	406	4%

Net income	$155	5%	$258	7%	$494	5%	$864	8%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes late fees, finance charges and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent increase	Nine-months ended April 30,		Percent increase
	2014	2013	(decrease)	2014	2013	(decrease)

Transaction fees	$2,004	$2,302	-13%	$6,627	$7,454	-11%
Association fees	1,039	1,094	-5%	3,241	3,403	-5%
Other revenue	171	79	116%	468	289	62%
	$3,214	$3,475	-8%	$10,336	$11,146	-7%

Marketplace revenue decreased by $261, or 8%, for the three-months ended April 30, 2014, as compared to the corresponding period ended April 30, 2013. Marketplace revenue decreased by $810, or 7% for the nine-month period ended April 30, 2014, as compared to the nine-month period ended April 30, 2013.

Transaction fee revenue for the three-months ended April 30, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $298, or 13%. Transaction fee revenue for the nine-month period ended April 30, 2014, as compared to the corresponding period of fiscal 2013, decreased by $827, or 11%. The decrease for both the three and the nine-month periods is the result of the decrease in the volume of transactions that took place in the Marketplace. We believe there is a general decline in Marketplace transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing.

Association fee revenue for the three-months ended April 30, 2014, as compared to the corresponding quarter of fiscal 2013, decreased by $55, or 5%. Association fee revenue for the nine-month period ended April 30, 2014, as compared to the corresponding period of fiscal 2013, decreased by $162, or 5%. The decrease for both the three and nine-month periods is the result of a decrease in the net members participating in the Marketplace.

Other revenue for the three-months ended April 30, 2014, as compared to the corresponding quarter of fiscal 2013, increased by $92, or 116%. Other revenue for the nine-months ended April 30, 2014, as compared to the corresponding quarter of fiscal 2013, increased by $179, or 62%. The primary reason for the increase for both the three and nine-month periods is the result of an increase in the use of ITEX dollars used for corporate purposes (see the next section “ITEX Dollar Revenue” for a discussion on how ITEX dollars are used and recorded in our financial statements).

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $112 and $20 as ITEX dollar revenue for the three-months ended April 30, 2014 and 2013, respectively. We recorded $260 and $128 as ITEX dollar revenue for the nine-months ended April 30, 2014 and 2013, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ending April 30, 2014 were for equipment, legal services, printing, outside services, marketing and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent increase	Nine-months ended April 30,		Percent
	2014	2013	(decrease)	2014	2013	(decrease)

Transaction fee commissions	$1,485	$1,717	-14%	$4,978	$5,618	-11%
Association fee commissions	366	395	-7%	1,162	1,239	-6%
Corporate-owned office costs	-	-	-	-	7	-100%
Other costs of revenue	64	59	8%	220	219	0%
	$1,915	$2,171	-12%	$6,360	$7,083	-10%

Costs of Marketplace revenue as percentage of total revenue	60%	62%		62%	64%

Costs of Marketplace revenue for the three-months ended April 30, 2014, as compared to the three-months ended April 30, 2013, decreased by $256, or 12%. Costs of Marketplace revenue for the nine-month period ended April 30, 2014, as compared to nine-month period ended April 30, 2013, decreased by $723, or 10%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue decreased slightly for both the three and nine-month periods ended April 2014 primarily due to the increase in other revenue during 2014 as other revenue has no associated cost of marketplace revenue.

Transaction fee commissions decreased by $232 or 14% for the three-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013. Transaction fee commissions decreased by $640 or 11% for the nine-month period ended April 30, 2014 as compared to the corresponding period of fiscal 2013. The decrease in transaction fee commissions for both the three and nine-month periods is due to similar decreases in the transaction fee revenue.

Association fee commissions decreased by $29 and $77, or 7% and 6%, respectively for the three and nine-month periods ended April 30, 2014 as compared to the corresponding periods of fiscal 2013. The decrease in association commissions was primarily due to the decrease in association fee revenue for the same periods.

Corporate-owned office costs consist of compensation and operating expenses. Corporate-owned office costs decreased by $7 for the nine-month periods ended April 30, 2014 as compared to the corresponding period of fiscal 2013. The decrease is due to elimination of expenses associated with the costs of managing our corporate-owned stores as a result of the sale of these offices in the prior period.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $5 and $1 or 8% and 0%, respectively for the three and nine-month periods ended April 30, 2014 as compared to the corresponding periods of fiscal 2013.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2014	2013	increase	2014	2013	increase

Corporate salaries, wages and employee benefits	$588	$539	9%	$1,736	$1,501	16%

Corporate salaries, wages and employee benefits as percentage of total revenue	18%	16%		17%	13%

Salaries, wages and employee benefits increased by $49, or 9%, for the three-month period ended April 30, 2014 and increased by $235 or 16%, for the nine-month period ended April 30, 2014 as compared to the corresponding periods of fiscal 2013. The increase in both periods is primarily related to a stock grant issued to an executive during the second quarter of 2014 and adding one employee who was previously a contractor in the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2014	2013	increase	2014	2013	increase

Selling, general and administrative expenses	$481	$345	39%	$1,495	$1,179	27%

Selling, general and administrative expenses as percentage of total revenue	15%	10%		14%	11%

Selling, general and administrative expenses increased by $136 and by $316, or 39% and 27%, respectively, for the three and nine-month periods ended April 30, 2014, as compared to the three and nine-month periods ended April 30, 2013.

The increase is due primarily to an increase in legal fees, supplies, unfavorable foreign currency exchange rates and bad debt. Legal fees for the three and nine-month periods ended April 30, 2014 increased by $56 and by $122, or 160% and 81%, respectively, compared to the three and nine-months ended April 30, 2013 as we incurred additional legal expenses surrounding intellectual property rights. Supplies, which primarily includes costs associated with our use of ITEX dollars for business purposes, for the three and nine-month periods ended April 30, 2014 increased by $90 and by $139, or 300% and 100%, foreign currency expense for the nine-month period ended April 30, 2014 increased by $44 due to the Canadian dollar declining in value against the US dollar, and bad debt expense for the nine-month period ended April 30, 2014 increased by $50, or 33%.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2014	2013	decrease	2014	2013	decrease

Depreciation and amortization	$24	$66	-64%	$96	$197	-51%

Depreciation and amortization as percentage of total revenue	1%	2%		1%	2%

Depreciation and amortization decreased by $42 and $101, or 64% and 51%, respectively for the three and the nine-month periods ended April 30, 2014, as compared to the three and the nine-month periods ended April 30, 2013. There have been no material additions of property and equipment and intangible assets in 2014, which along with expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income

Other income includes interest received on notes receivable and promissory notes, and certain one-time gains.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2014	2013	decrease	2014	2013	decrease

Interest income	$24	$25	-4%	$83	$85	-2%
Loss on sale of assets	-	(1)	-100%	-	(1)	-100%
Other income	$24	$24	0%	$83	$84	-1%

Other income, as percentage of total revenue	1%	1%		1%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. From time to time, as part of our initiative to support brokers and as a way to generate return on capital; we provide loans to our brokers. Each loan is primarily secured by the broker’s ITEX office. Other income for the three and nine-month periods ended April 30, 2013 includes a loss of $1 on the disposition of fixed assets.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended April 30				Nine-months ended April 30,
	2014		2013		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$80	35%	$130	34%	$256	35%	$439	35%
State income taxes	(5)	-2%	(10)	-2%	(18)	-2%	(33)	-3%

Provision for income taxes	$75	33%	$120	32%	$238	33%	$406	32%

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2014 is similar to that used in the same periods ending April 30, 2013. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2014 is lower than that used in the three and nine-month periods ending April 30, 2013, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

We recognized a $75 and $238 provision for income taxes, in the three and nine-month periods ended April 30, 2014, respectively, as compared to the $120 and $406 provision for income taxes in the three and nine-month periods ended April 30, 2013. Provision for income taxes decreased by $45 for the three-months ended April 30, 2014, as compared to the corresponding period of fiscal 2013. The provision for income taxes decreased by $168 for the nine-month period ended April 30, 2014, as compared to the corresponding period of fiscal 2013, due to the corresponding decrease in pre-tax income due to the resolution of certain state tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We finance ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are cash flows provided by operating activities, existing cash and cash equivalents, and a line of credit facility. As of April 30, 2014 and July 31, 2013, we had $3,267 and $3,352, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2014. We had no outstanding balance on our line of credit as of April 30, 2014.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2014 and 2013 (in thousands) (unaudited):

	Nine-months ended April 30,
	2014	2013

Cash provided by operating activities	$796	$1,016
Cash (used in) provided by investing activities	(138)	127
Cash used in financing activities	(743)	(398)
(Decrease)/ increase in cash	$(85)	$745

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

Operating Activities

For the nine-months ended April 30, 2014, net cash provided by operating activities was $796 compared with $1,016 in the nine-months ended April 30, 2013 a decrease of $220, or 22%. The decrease in net cash provided by the operating activities is primarily the result of a decrease in net income and accounts receivable, offset by a decrease in commission payable and accrued commissions to brokers.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2014	2013

Net income	$494	$864
Add: non-cash expenses	634	841
Add: changes in operating assets and liabilities	(332)	(689)
Net cash provided by operating activities	$796	$1,016

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

For the nine-months ended April 30, 2014, net cash provided used in investing activities was $138 compared with $127 provided by investing activities in the nine-months ended April 30, 2013, a decrease of $265, or 209%. In the nine-months ended April 30, 2014, the net cash used in investing activities was primarily related to $442 in loans made to brokers and $47 used for the purchase of property and equipment offset by $353 in note receivable principal collections. In the nine-months ended April 30, 2013, the net cash provided by investing activities was primarily related to $261 in note receivable principal collections offset by $146 in loans made to brokers.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the nine-months ended April 30, 2014, net cash used in financing activities was $743 compared with $398 used in financing activities in the nine-months ended April 30, 2013, an increase of cash used in financing activities of $345, or 86%.

In the nine-months ended April 30, 2014, the net cash used in investing activities was $435 in cash dividends to our stockholders and $351 to repurchase 83 shares of our common stock through our stock repurchase program offset by $44 received in principal payments on stockholder notes receivable.

In the nine-months ended April 30, 2013, the net cash used in investing activities was $384 in cash dividends to our stockholders, and $89 to repurchase 24 shares of our common stock through our stock repurchase program, offset by $44 received in principal payments on stockholders notes receivable.

Commitments

We lease office space under operating leases. Lease commitments include the lease for our corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitments, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at April 30, 2014 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases	Purchase commitments	Total

2014 (1)	42	3	45
2015	127	2	129

Total	$169	$5	$174

———-

(1)	The expected payments for 2014 reflect future minimum payments for the three-month period from May 1, 2014 to July 31, 2014.

We also have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2014. We had no outstanding balance on our line of credit as of April 30, 2014.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 7% for the nine-month period ended April 30, 2014, compared to the nine-month period ended April 30, 2013. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal principle that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. Since 2010, we have been the subject of two proxy contests to replace the majority of our directors, as well as a derivative lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

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

ITEX’s virtual currency, ITEX dollars, is also susceptible to potentially illegal or improper uses. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures taken by ITEX as administrator and as transaction processor and record-keeper to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using ITEX dollars. Any resulting claims or liabilities could harm our business.

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

We continue to enhance our systems for data management and protection, and intrusion detection and prevention. In the period ended April 30, 2014 we upgraded our software platform with .Net technology. However, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our members’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits which may not be adequate to reimburse us for losses caused by security breaches.

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

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We have acquired 11 exchange membership lists since 2005 and integrated them into the Marketplace. We expect to continue to evaluate and consider other potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,554 at April 30, 2014 and $1,438 at July 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

The emergence of “virtual currencies” could result in competitive trading platforms which may reduce transaction volume and revenues

Virtual currencies are receiving increasing interest from investors, businesses and governments. Examples include private virtual currency or payment systems such as BitCoin, Ripple, and Litecoin. As peer-to-peer currencies, they rely on a system of mutual trust and do not rely on a central bank, a third party or other intermediary to effect transactions or act as guarantor in the event the currency collapses. They do not have the status of legal tender. However, increased popularity or government acceptance of virtual currencies could encourage competitors to utilize virtual or community currencies or the exchange of online credits for goods and services. Our potential competitors could enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives. If other virtual or community currencies gain widespread merchant acceptance, to the extent that we cannot compete effectively, it may adversely affect our business operations and financial performance.

The emergence of increased regulation related to virtual currencies could increase our costs by requiring us to update our products and services; or subject us to operational requirements that result in substantial compliance costs which would adversely affect our business

Innovation in the payments industry has led to a variety of virtual currencies, community currencies and reward points, and federal and state regulatory regimes are seeking to revise antiquated currency provisions. The increased attention to virtual currencies could result in changes in federal or state regulations or the adoption of new regulations that could affect us as well as many companies transacting in credits that might be called “virtual currency.” For example, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury, as the delegated administrator of the Bank Secrecy Act (“BSA”) issued interpretive guidance in March 2013 to clarify the applicability of regulations to persons creating, obtaining, distributing, exchanging, accepting, or transmitting virtual currencies. Although we do not believe we as a payment processor are currently subject to the BSA requirements that could potentially change with new regulation. Registering with FinCEN and complying with FinCEN’s regulations would be burdensome, as would getting licensed as a money transmitter and complying with the money transmission regulatory regimes in each state. Changes to existing laws or regulations or adoption of new laws or regulations relating to the use of virtual currencies could require us to incur significant costs to update our products and services, significantly increase our compliance costs or may impose conditions that we are unable to meet. This could make our business cost-prohibitive in the affected state or states and could materially adversely affect our business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 ― “Legal Proceedings and Litigation Contingencies” included in the Notes to Consolidated Financial Statements for information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
02/01/14 - 02/28/14	-	-	-	-
03/01/14 - 03/31/14	31,878	4.37	31,878	$1,224,233
04/01/14 - 04/30/14	27,000	4.30	27,000	$1,108,133

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

ITEX CORPORATION
(Registrant)

Date: June 12, 2014	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: June 12, 2014	By:	/s/ John Wade
John Wade
Chief Financial Officer

