Form 10-K
period 2014-07-31
ITEX CORP
filed 2014-10-15
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10 - K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2014.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to

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

The aggregate market value of the common stock held by non-affiliates of the Company as of January 31, 2014 was approximately $7,560,336 based upon 1,890,084 shares held by such persons and the closing bid price of $4.00 as reported by the OTC Markets (“OTCQB”). Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2014, we had 2,848,323 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2014

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

Overview

ITEX Corporation operates a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing our “virtual currency” (“ITEX dollars”). Our virtual currency is only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

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

Marketplace Transactions

The Marketplace provides a forum for our members to purchase from and sell their products and services to other members using our virtual currency known as “ITEX dollars” instead of USD. An ITEX dollar is an accounting unit used to record the value of transactions as determined by the members in the Marketplace. ITEX dollars are not intended to constitute legal tender, securities, or commodities and have no readily determinable correlation to USD. ITEX dollars may only be used in the manner and for the purpose set forth in our Member Agreement and the rules of the Marketplace. As described below, we issue, on a case by case basis, ITEX dollar credit lines to certain members. Members with positive ITEX dollar account balances or those within their ITEX dollar credit line may use available ITEX dollars to purchase products or services from other members and may sell their products or services to other members. Those members with negative ITEX dollar account balances are obligated to sell their products or services to other Marketplace members in order to offset their negative account balance.

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

For tax purposes, the Internal Revenue Service (“IRS”) considers ITEX dollar sales to be equivalent to USD sales and ITEX dollar expenses to be equivalent to USD expenses. As a third-party record keeper under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA), ITEX is obligated to annually send Forms 1099-B to each of our members and to the IRS, which we do electronically. The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns. The IRS requires Form 1099-B recipients to report their ITEX dollars received (sales) as gross income on their tax returns. Expenditures of ITEX dollars may be reported as deductions in tax returns if they qualify as a deductible business expense or as other deductions that are permitted by the Internal Revenue Code.

Broker Network

Brokers are independent contractors with respect to the Company. Our corporate staff, brokers and their staff, and outside contractors support the Marketplace. Because we depend on a high rate of repeat business, the quality of broker interactions with members is an important element of our business strategy. We develop strong, cooperative relationships with our Broker Network by providing training, marketing materials and programs, internet and computer-related support, incentive programs, and investments in customer relationship management technology.

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

Our main sources of revenue are transaction and association fees. We typically charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. We also charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the year ended July 31, 2014 members made approximately 94% of their payments through electronic funds transfer or by credit cards and in 2013, members made approximately 93%. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 97% of our total revenue in 2014 and 2013, respectively.

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

Business Strategy

We seek to increase the number of members participating in our Marketplace and our revenues by providing members:

o	An efficient method to execute and track transactions in the Marketplace. We have internally developed a comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.” This web-based software solution provides members, brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance our multi-channel payment system in order to provide efficient internet access to ITEX members and our Broker Network.

o	A community where members can interact and safely transact business with other members. Our website has a casual, community approach conveying to members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. Our Broker Network and corporate staff seek to maintain a fair and equitable environment for our members. Members may sell in the Marketplace only those products and services they have the legal right to sell. It is the objective of our Marketplace Rules to enable and facilitate fair transactions among and between members by fostering a system of good business practices.

o	More coverage by increasing the size and effectiveness of our Broker Network. We seek to attract new franchisees in order to increase the trade regions covered by the Marketplace. A portion of our website at www.itex.com provides information about our franchise program, in which we identify target markets, and provides detail about our company and business model.

o	Excellent customer service by the Broker Network and our corporate staff. In furtherance of our objective of servicing members, we provide training and support for brokers and refine our franchisee and broker operating manuals and related support materials on an ongoing basis. Additionally, we hold a national convention and regional meetings each year in which we discuss and openly share solutions for current issues and plan for future enhancements and benefits to the Marketplace.

o	A strong social media presence. We seek to leverage the power of social media to create and enhance relationships with and for our members, facilitate transactions, as well as to attract new members to our Marketplace. We are on several of the leading social media websites, including Facebook, YouTube, LinkedIn, Google+ and Twitter.

o	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the first quarter of fiscal 2015 we launched ITEX MobileSM, enabling our members to easily register new prospects in the Marketplace; complete a transaction with ITEXpaySM; and search for other members with ITEXmapSM.

Members

Our Marketplace members are located in the United States and Canada. The majority of members are businesses with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:

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

Sales, Marketing and Transactions

The primary function of new member enrollment is to grow the Marketplace member base, increase transactional opportunities and generate additional revenue. We provide standardized marketing and support materials, advertising, ongoing training, and promotion to assist our Broker Network in expanding the member base. Our brokers contact prospective members to market the benefits of joining the Marketplace. In addition, brokers obtain new members by attending various meetings and networking events in their areas and through the referrals of existing Marketplace members. We offer a Member Incentive Program that provides discounted association fees to existing members that invite new qualified members to the Marketplace, and use social media channels to generate more awareness.

Our marketing strategy is to promote our Membership Trading Community and attract new members to the Marketplace while instructing them how to effectively use the Marketplace to grow their business. Our marketing efforts include a program of support and education for our members and brokers in addition to ongoing upgrades to our website, www.itex.com. Tools for brokers to customize and use in their sales efforts include pre-designed advertisements, brochures and sales presentations to give ITEX a consistent look and message. To promote the Marketplace and the ITEX brand, we market products and services of existing members through our website, directories, newsletters, e-mail, and other means. In addition, we utilize local and web-based advertising campaigns.

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

Systems and Technologies

The Marketplace is handled by TEAM, our internally developed, proprietary, online system that is based on Microsoft® technologies. We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to brokers and members. The system extends well beyond record keeping and transaction processing. The major features of the system are as follows:

•	Account Information Manager (“AIM”) Online - provides our brokers and corporate staff with customer relationship management features including notes, transaction histories, calendaring and scheduling capabilities as well as Marketplace management features.

•	Marketplace - an online classified ad section where members can list products and services they are offering for ITEX dollars as well as locate products and services they are seeking to purchase with ITEX dollars.

•	Member Directory - a categorized listing of ITEX members that allows members to advertise their business.

•	ITEX MobileSM - a Smart Phone application, which enables our members to easily register new prospects into our Marketplace, complete a transaction and search for other members.

•	Reporting – brokers, corporate management and accounting personnel are provided with a number of reports allowing for a comprehensive analysis of various aspects of the Marketplace.

We take a number of measures to ensure the security of our hardware and software systems and member information. We enhance our systems for data management and protection, intrusion detection and prevention, upgrade our network architecture, and to expand our disaster recovery processing capacity. Our technologies are co-hosted at our corporate office and a secure data center located in Bellevue, Washington and we perform back-ups daily. We continue to improve the speed and reliability of our information systems and transaction tools for all of TEAM’s users by updating hardware and enhancing our software with new, internally developed programs and functionalities.

Industry Overview

Our industry was developed in 1960 when our wholly-owned subsidiary BXI Exchange, Inc established a non USD-based index of valuation for credits and debits called “trade dollars.” For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace, consisting of thousands of members served by our Broker Network. In 2011 we conducted an informal market analysis to determine the size of our industry composed of various trade exchanges (“Exchanges”), contacting hundreds of Exchanges across the United States. Based on our information, we estimate the industry size to consist of approximately 300 exchange locations servicing 90,000 members, generating $680 million in gross merchandise value (GMV) transactions and $56 million in revenues.

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

With respect to our online and mobile technologies, there are currently relatively few laws or regulations directly applicable to access to, or commerce on, the internet other than those relating to data security. However, it is possible that a number of additional laws and regulations may be adopted with respect to the internet, covering issues such as virtual currency, taxes, user privacy, information security, pricing and characteristics and quality of products and services. We cannot predict the impact, if any, that future internet-related regulation or regulatory changes might have on our business.

Proprietary Rights

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have registered service marks for the word mark ITEX®, as well as “ITEX” used in connection with our logo design, and have applications pending for a variety of other marks. We may file additional service mark word and design applications for ITEX. We seek to police the use of our marks and to oppose any infringement. We have registered the internet domain name “ITEX.com” and other related domain names.

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

Employees

As of July 31, 2014, we had 16 full-time, part-time, contract or temporary employees in our corporate headquarters. From time to time, we utilize independent consultants or contractors for technology support, marketing, sales and support, and accounting or administrative functions. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe relations with our employees are good.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 9% for the year ended July 31, 2014, compared to the previous year ended July 31, 2013. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including the overall development and expansion of our industry, our success in expanding our member base, the control of our expense levels and the success of our business activities. We may make investments in marketing, broker and member support, technology and further development of our operating infrastructure which entail long-term commitments. Our industry as a whole may be adversely affected by industry trends and economic factors. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

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

Our brokers could take actions that could harm our business, our reputation and adversely affect the ITEX Marketplace

Our agreements with our brokers require that they understand and comply with all laws and regulations applicable to their businesses, and operate in compliance with our Marketplace Rules. Brokers are independently owned and operated and are not our employees, partners, or affiliates. We set forth operational standards and guidelines; however, we have limited control over how our broker businesses are run. Our brokers have individual business strategies and objectives, and may not operate their offices in a manner consistent with our philosophy and standards. We cannot assure that our brokers will avoid actions that adversely affect the reputation of ITEX or the Marketplace. Improper activity stemming from one broker can generate negative publicity which could adversely affect our entire Broker Network and the Marketplace. Our image and reputation and the image and reputation of other brokers may suffer materially, and system-wide sales could significantly decline if our brokers do not operate their businesses according to our standards. While we ultimately can take action to terminate brokers that do not comply with the standards contained in our agreements, and even though we may implement compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline. Further, the success and growth of our Broker Network depends on our maintaining a satisfactory working relationship with our existing brokers and attracting new brokers to our network. Lawsuits and other disputes with our brokers could discourage our brokers from expanding their business or lead to negative publicity, which could discourage new brokers from entering our network or existing brokers from renewing their agreements, and could have a material adverse effect on our business, financial condition and results of operations.

Stockholders or investors may attempt to effect changes or acquire control over our business, which could adversely affect our results of operations and financial condition.

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal principle that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. Within the last four years, we have been the subject of two proxy contests seeking control of our board of directors, as well as a related lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

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

Use of our services for illegal purposes could damage our reputation and harm our business

Our members, typically small businesses, actively market products and services through the Marketplace and our website. We may be unable to prevent our members from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we could be subject to allegations of civil or criminal liability for unlawful activities carried out by members through our services. It is possible that third parties, including government regulators and law enforcement officials, could allege that our services aid and abet certain violations of certain laws, for example, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, and the sale of items outside of the U.S. that are regulated by U.S. export controls.

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

Our business is subject to online security risks, including security breaches and identity theft

We host confidential information as part of our client relationship management and transactional processing platform. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our members authorize us to bill their credit card or bank accounts directly for fees charged by us. We take a number of measures to ensure the security of our hardware and software systems and member and client information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Many companies have been the subject of sophisticated and highly targeted attacks on portions of their websites. In addition, any party who is able to illicitly obtain a members’ password could access the members’ transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

We continue to enhance our systems for data management and protection, and intrusion detection and prevention. In the third quarter of 2014, we upgraded our software platform with .Net technology. However, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our members’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits which may not be adequate to reimburse us for losses caused by security breaches.

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

If we lose the services of our chief executive officer, our business could suffer

Our Board places heavy reliance on the continued services of our Chief Executive Officer, Steven White, and his industry experience and relationships, management and operational skills. We have not entered into an employment agreement with Mr. White. If we were to lose the services of Mr. White, we could face substantial difficulty in hiring a qualified successor or successors, and could experience a loss in performance while any successor obtains the necessary training and experience. Corporate staff and our brokers could lose confidence in the direction and stability of the Company and choose to pursue other opportunities. In addition, in connection with a management transition we may need to attract, train, retain and motivate additional financial, technical, managerial, marketing or support personnel. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business, financial condition and results of operations will be adversely affected.

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We expect to evaluate and consider potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 6.7% and 7.6% in the years ended July 31, 2014 and 2013, respectively. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins and result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,425 at July 31, 2014 and $1,431 at July 31, 2013. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

The market for our securities has limited liquidity and may become less liquid

Our common stock currently trades on the over-the-counter market known as the OTCQB Marketplace. The OTC Marketplace has three tiers, consisting of OTCQX, OTCQB and OTC Pink marketplaces. Many of the securities quoted in the OTC Marketplace do not have a liquid market. They are infrequently traded and can move up or down in price substantially from one trade to the next. As a result, an investment in our shares may be illiquid even if there is a market. Moreover, our securities are not listed on a national securities exchange. Under current regulations national securities exchanges have the ability to offer certain advantages to listed companies. For example, securities listed on a national securities exchange are exempt from state Blue Sky laws covering the offer or sale of securities within the state. We avail ourselves of applicable Blue Sky exemptions, however there are certain states in which we have not qualified for an exemption and our shares may not be traded. National securities exchanges also offer the ability to margin certain listed securities and the potential inclusion of listed securities in certain exchange-traded funds and indices. These differences between our marketplace and the national securities exchanges may make certain investors choose to not invest in our stock.

The OTC Markets Group introduced new eligibility requirements in 2014, including requiring companies to commence paying an annual fee to be included in the OTCQB marketplace tier. Issuers that do not comply with the new OTC procedures within 120 days of their 2014 fiscal year end will be downgraded to the OTC Pink marketplace. These new procedures will became effective for our stock in November 2014. If we are downgraded to the OTC Pink marketplace, the trading market for our shares may be less liquid, the ability of our stockholders to sell their shares in the secondary market may be more limited, and our share price could decrease.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. We lease property in the following location to be utilized by our senior management, sales and marketing, finance, general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$14,071	April 30, 2015

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

Market Information

Our common stock trades on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “ITEX.” The range of high and low closing bid prices for our common stock for each quarter during the two most recent years, and dividends paid for the quarter, are as follows:

	Fiscal Year 2014			Fiscal Year 2013
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$4.15	$3.65	$0.05	$3.76	$3.32	$0.04
Second	4.15	3.82	0.05	3.61	3.20	0.04
Third	4.75	3.90	0.05	3.90	3.36	0.05
Fourth	4.02	3.42	0.05	3.90	3.63	0.05

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

There were 584 holders of record of our common stock as of July 31, 2014. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During 2014, we paid quarterly dividends of $0.05 per share, totaling $0.20 for the year. We expect to pay quarterly dividends in the future, subject to declaration by the Board of Directors. See Item 1A ─ Risk Factors ─ Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/14 - 5/31/14	-	-	-	-
6/01/14 – 6/30/14	1,725	$3.57	-	-
7/01/14 - 7/31/14	1,447	$3.50	-	$1,096,923

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

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

OVERVIEW

ITEX operates a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing our “virtual currency” (“ITEX dollars”). Our virtual currency is only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2014” for August 1, 2013 to July 31, 2014, “2013” for August 1, 2012 to July 31, 2013). Our fourth quarter is the three-month period from May 1, 2014 to July 31, 2014 (“fourth quarter”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the year (in thousands except per share data):

•	Comparative Results. For the year ended 2014, as compared to 2013, our revenue decreased by $1,283, or 9%, from $14,825 to $13,542. Income from operations decreased by $615, or 42%, from $1,464 to $849.

•	Revenue Sources. Our decrease in revenues for 2014 was primarily due to a reduction in revenues from association and transaction fees. Association revenue decreased $224, or 5% from $4,513 to $4,289 and our transaction revenue decreased $1,267, or 13% from $9,901 to $8,634.

•	Corporate-owned Offices. The ITEX system is currently 100% broker managed. As a general operating philosophy, we depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Our broker model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. From time to time, we may complement our Broker Network with corporate-owned locations, acquired either as a result of business acquisitions or as a result of ensuring the orderly transition of broker locations. Part of our strategy when we add exchange members through a business acquisition is to incubate the asset with corporate staff, flush out non-performing members, synchronize fee plans, and then distribute members to existing franchisees or spin off members to new franchises. The result is a wider member base, managed by new franchisees, and a member list asset that continues to be owned by ITEX.

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. In 2014 we upgraded our payment processing and team software with .NET technologies. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. We are seeking potential additional revenue opportunities which may be derived from licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the first quarter of fiscal 2015 we launched a Smart Phone application, ITEX MobileSM with ITEXpaySM which enables our members to easily register new prospects into our Marketplace, complete transactions and search for other members.

•	Revenue Trends and Growth. Our reduction in revenue this year was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to the prolonged weak economic climate for small businesses (our primary clientele) and increased competition from pricing and convenience of big box stores and Internet outlets. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in recent years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	Adding new brokers.

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

•	Financial Position. Our financial condition and balance sheet remained strong at July 31, 2014, with cash of $3,673 compared to $3,352 at the same period in 2013. Our net cash flows provided by operating activities were $1,250 for the year ended July 31, 2014, compared to $1,752 for the previous year. The decrease in net cash provided by operating activities is primarily due to a decrease in net income of $409. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. We initiated a $2,000 stock repurchase plan in 2010 which is still in effect. During 2014 we repurchased $364 of our stock through the stock repurchase plan.

During 2014, we paid quarterly dividends of 5.0 cents per share for a total of $579.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2014	2013

Revenue	$13,542	$14,825

Cost of marketplace revenue	8,309	9,403
Operating expenses	4,384	3,958
Income from operations	849	1,464

Other income	109	108
Income before income taxes	958	1,572

Income tax expense	297	502
Net income	$661	$1,070

Net income per common share:
Basic	$0.25	$0.41
Diluted	$0.25	$0.41

Average common and equivalent share:
Basic	2,614	2,616
Diluted	2,652	2,626

Year ended July 31, 2014 and 2013. Marketplace and other revenue for the year ended July 31, 2014, decreased $1,283 or 9% to $13,542 from $14,825 during the prior year. This decrease was due to a reduction in the number of members, a reduction in transaction volume and a corresponding decrease in transaction and association fees.

Association revenue decreased $22 or 5% to $4,289 from $4,513. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $1,261 or 13% to $8,634 from $9,895. The transaction revenue decrease was due to reduced transaction volume in the Marketplace in 2014 when compared to 2013.

Income before income taxes for the year ended July 31, 2014 was $958, a decrease of $614 or 39% from income before income taxes in 2013 of $1,572. We attribute this decrease in taxable income primarily to the reduction in our gross profit of $189 and an increase in operating expenses of $426.

Earnings per share decreased by $0.16 or 39% to $0.25 per share for the year ended July 31, 2014, from $0.41 per share for the year ended July 31, 2013.

Selected Quarterly Financial Results

Year ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,426	$3,696	$3,214	$3,206	$13,542
Income from operations	$230	$213	$206	$200	$849

Net cash flows from operating activities	$595	$(24)	$225	$454	$1,250

Total stockholders' equity	$11,871	$11,993	$11,834	$11,929	$11,929

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$3,711	$3,960	$3,475	$3,679	$14,825
Income from operations	$332	$167	$517	$448	$1,464

Net cash flows from operating activities	$387	$582	$(172)	$955	$1,752

Total stockholders' equity	$11,159	$11,458	$11,628	$11,774	$11,774

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2014 and 2013, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$13,542	100%	$14,825	100%

Costs and expenses:
Cost of Marketplace revenue	8,309	61%	9,403	63%
Salaries, wages and employee benefits	2,235	17%	2,022	14%
Selling, general and administrative	2,030	15%	1,672	11%
Depreciation and amortization	119	1%	264	2%
	12,693	94%	13,361	90%

Income from operations	849	6%	1,464	10%
Other income, net	109	1%	108	1%

Income before income taxes	958	7%	1,572	11%

Income tax expense	297	2%	502	4%

Net income	$661	5%	$1,070	7%

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Broker offices:
Association fees	$4,289	-5%	$4,513
Transaction fees	8,634	-13%	9,895
Other revenue	286	13%	253

Corporate owned offices:
Association fees	-	-100%	1
Transaction fees	-	-100%	6
Other revenue	-	-100%	1

Revenue, subtotal	$13,209	-10%	$14,669

ITEX dollar revenue	$333	113%	$156

Total Revenue	$13,542	-9%	$14,825

Year ended July 31, 2014 and 2013. Revenue decreased by $1,283 or 9% for the year ended 2014 compared to 2013. Association revenue decreased $224 or 5% to $4,289 from $4,513. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $1,261 or 13% to $8,634 from $9,895. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2014 when compared to 2013.

Corporate-owned offices association fee, transaction fee and other revenue decreased $8 or 100% from $8 to $0, as we sold our last corporate-owned office during the first quarter of 2013, retaining all contractual rights to the members. Therefore in the 2014 year there was no activity and in the 2013 year, we only recognized some remaining residual corporate-owned revenue. Our practice is to manage corporate-owned offices internally until the assets can be distributed to existing franchisees or sold to new franchisees.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $333 and $156 as ITEX dollar revenue for the years ended July 31, 2014 and 2013, respectively.

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

The corresponding ITEX dollar expenses in the year ending July 31, 2014 were for advertising, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Association fee commissions	$1,530	-6%	$1,636
Transaction fee commissions	6,471	-13%	7,463

Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	-	-100%	7
Other Marketplace expenses	308	4%	297

	$8,309	-12%	$9,403

Costs of Marketplace revenue as a percentage of total revenue	61%		63%

Year ended July 31, 2014 and 2013. Costs of Marketplace revenue for the year ended 2014, as compared to the year ended 2013, decreased by $1,094, or 12%. Costs of Marketplace revenue as a percentage of total revenue decreased by 2% from 63% in 2013 to 61% for the year ended 2014.

Association fee commissions decreased by $106, or 6% for the year ended 2014 as compared to 2013. The decrease in commissions paid was comparable to the decrease in the corresponding association revenue.

Transaction fee commissions decreased by $992, or 13% for the year ended 2014, as compared to 2013. Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue, which was the case for 2014 as transaction revenue decreased 13% for the year.

Corporate-owned office costs consist of compensation and operating expenses associated with the operation of the offices. Our corporate-owned office costs decreased by $8 or 100% for the year ended 2014, as compared to the year ended 2013. The net decrease is due to the sale of our remaining corporate-owned store during the first quarter of 2013.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue. Other Marketplace expenses increased by $11, or 4% for the year ended 2014 as compared to 2013. The primary increase is due to additional broker incentives initiated in 2014.

The following table reflects the commissions and corporate-owned office costs separately as a percent of their related revenue:

	Year Ended July 31,
	2014	% of Related Revenue	2013	% of Related Revenue
Association fee commissions	$1,530	36%	$1,636	36%
Transaction fee commissions	$6,471	75%	$7,463	75%
Corporate owned office salaries, wages, employee benefits, and independent contractor expenses	$-	0%	$7	88%

Association fee commissions as a percentage of its related revenue remained at 36% in both 2014 and 2013. Transaction fee commissions, as a percentage of corresponding revenue, was also the same at 75% in both years ended 2014 and 2013. Corporate-owned office salaries, wages and employee benefits were 0% of related revenue and 88% of related revenue in the years ended 2014 and 2013, respectively. The corporate-owned office costs decreased on a dollar basis due to the sale of our remaining corporate-owned store during the first quarter of 2013.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items. Comparative results are as follows:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Corporate salaries, wages and employee benefits	$2,235	11%	$2,022
Percentage of revenue	17%		14%

Year ended July 31, 2014 and 2013. Corporate salaries, wages and employee benefits expenses increased by $213 or 11% for the year ended 2014, as compared to the year ended 2013. The increase in compensation-related costs for the year is primarily due to the issuance of additional stock compensation and increased medical costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs. Comparative results are as follows:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Selling, general and administrative expenses	$2,030	21%	$1,672
Percentage of revenue	15%		11%

Year ended July 31, 2014 and 2013. SG&A expenses increased by $358 or 21% for the year ended 2014 as compared to the year ended 2013. The increase is due primarily to a $152 increase in legal fees and a $190 increase in ITEX dollars used for corporate purposes during 2014.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets. Comparative results are as follows:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Depreciation and amortization	$119	-55%	$264
Percentage of revenue	1%		2%

Year ended July 31, 2014 and 2013. Depreciation and amortization decreased by $145, or 55% for the year ended 2014 as compared to the year ended 2013. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2014, which resulted in a decreased amount of depreciation and amortization as assets are moving towards being fully amortized and depreciated.

Other Income

Other income includes interest received on notes receivable and promissory notes and gains and losses on sale of assets. The interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers:

	Year Ended July 31,
	2014	Percent change from 2013	2013
Interest income	$110	1%	$109

(Loss) on sale of assets, net	(1)	0%	(1)

Other income	$109	1%	$108

Other income, as a percentage of revenue	1%		1%

Year ended July 31, 2014 and 2013. Other income increased by $1 for the year ended 2014 as compared to the year ended 2013. Other income for the year ended 2014 reflects a loss of $1 from the disposition of fixed assets. Other income for the year ended 2013 reflects a gain of $4 from the sale of a corporate-owned office and a loss of $5 from the disposition of fixed assets, with a net loss of $1.

Interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers. Interest income increased $1 or 1%. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2015 and 2022.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2014 and 2013, respectively, we utilized $483 and $1,412 of our available NOLs. As of July 31, 2014, we have approximately $9,961 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2014 and 2013, we have a $109 and 163, respectively, valuation allowance on state of California NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $13,371 and $13,514 at July 31, 2014 and 2013, respectively, representing a decrease of $143 or 1%. The decrease in asset base is a result of cash flow from operations of $1,250, less cash dividends paid out to stockholders in 2014 of $579 and the utilization of $333 of deferred income taxes. In addition, we also repurchased 86 shares of our common stock for $364 through the stock repurchase program.

Our cash totaled $3,673 and $3,352 as of July 31, 2014 and 2013, respectively, representing an increase of $321, or 10%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $357 and $363, were $658 and $711 as of July 31, 2014 and 2013 respectively, representing a decrease of $53 or 7%, primarily due to reduced revenue and the timing of our cycle close in comparable years.

	July 31, 2014	% of Gross Accounts Receivable	July 31, 2013	% of Gross Accounts Receivable
Gross accounts receivable	$1,015	100%	$1,074	100%
Less: allowance	357	35%	363	34%
Net accounts receivable	$658	65%	$711	66%

Our total current liabilities were $1,442 and $1,732 at July 31, 2014 and 2013, respectively, representing a decrease of $290 or 17%. The decrease is primarily due to a reduction of $146 in accrued commissions and commissions payable to brokers.

Our stockholders’ equity increased by $155 or 1% to $11,929 at July 31, 2014, compared to $11,774 at July 31, 2013 primarily due to net income of $661 and $60 in principal payments received on notes during 2014. This increase was offset somewhat by $579 in dividends paid and $364 of stock repurchases during 2014.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand. Net cash provided by operating activities was $1,250 and $1,752 for the years ended July 31, 2014 and 2013, respectively. Our cash balance as of July 31, 2014 totaled $3,673. Additionally, we have a revolving credit agreement for a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”), effective through November 30, 2014. We anticipate renewing the credit facility for another year. We have no outstanding balance on our line of credit as of July 31, 2014.

The following table presents a summary of our cash flows for the years ended 2014 and 2013 respectively (in thousands):

	Year Ended July 31,
	2014	2013
Net cash provided by operating activities	$1,250	$1,752
Net cash (used in) provided by investing activities	(46)	196
Net cash used in financing activities	(883)	(538)
Increase in cash and cash equivalents	$321	$1,410

We have financed our operational needs through cash flow generated from operations. During 2014, our cash position increased by $321 to $3,673. We use operational cash flow provided by operating activities for routine operating expenses, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

As part of our contemplated future expansion activities and our evaluation of strategic alternatives and opportunities, we may seek to acquire certain competitors or other business to business enterprises, or consider partnering or other collaboration agreements, or a merger or other strategic transaction. Such alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash or the incurrence of debt or contingent liabilities. We expect that our current working capital would be adequate for this purpose. However, we may seek to finance a portion of the acquisition cost subject to the consent of any secured creditors. We maintain a $1,000 line of credit facility from our primary banking institution which is effective through November 30, 2014, and which we anticipate renewing for another year. The line of credit was established to provide additional reserve capacity for general corporate and working capital purposes and, if necessary, to enable us to make future expenditures related to the growth and expansion of our business model. We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business during the last two fiscal years. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

The following summarizes our cash flows by quarter for 2014 and 2013:

Year ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$595	$(24)	$225	$454	$1,250
Net cash provided by (used in) investing activities	(168)	(6)	36	92	(46)
Net cash (used in) financing activities	(148)	(207)	(388)	(140)	(883)
	$279	$(237)	$(127)	$406	$321

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net cash provided by (used in) operating activities	$387	$195	$434	$736	$1,752
Net cash (used in) investing activities	72	74	(19)	69	196
Net cash (used in) financing activities	(93)	(116)	(189)	(140)	(538)
	$366	$153	$226	$665	$1,410

Operating Activities

For the year ended July 31, 2014, net cash provided by operating activities was $1,250 compared to $1,752 in the year ended July 31, 2013, a decrease of $502, or 29%. The decrease in net cash provided by operating activities is primarily due to a decrease of $409 in net income.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2014	2013

Net income	$661	$1,070
Add: non-cash expenses	824	1,140
Less: changes in operating assets and liabilities	(235)	(458)
Net cash provided by operating activities	$1,250	$1,752

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

The total cash we received exclusively from our Marketplace members, excluding corporate- owned office sales, and net of credit card returns, electronic fund transfer returns, and return checks is as follows (in thousands):

	Year Ended July 31,
	2014	Percent of total	2013	Percent of total
Credit cards, net	$9,238	70%	$8,883	66%
Electronic fund transfers, net	3,112	24%	3,607	27%
Checks and cash, net	764	6%	986	7%

Cash received from Marketplace members, net	$13,114	100%	$13,476	100%

Investing Activities

For the year ended July 31, 2014, net cash provided used in investing activities was $46 compared with $196 provided by investing activities in the year ended July 31, 2013, a decrease of $242, or 123%. In the year ended July 31, 2013, the net cash provided by investing activities was primarily related to $348 in note receivable principal collections, offset somewhat by $160 in advances on loans and $48 used in the purchase of property and equipment.

In the year ended July 31, 2014, the net cash used in investing activities was primarily related to the purchase of $46 in equipment. In addition, $450 in note receivable principal collections were offset by $443 in Note receivable advances.

Financing Activities

Our net cash used in financing activities consists of dividends paid to shareholders, contractual and discretionary debt repayments and discretionary repurchases of our common stock in order to provide more liquidity for our shareholders. The following summarizes our financing activities:

Year ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Brokers notes receivable	$16	$15	$13	$16	$60
Cash dividend paid to common stockholders	$(145)	$(145)	$(145)	$(144)	$(579)
Discretionary repurchase of common stock	(19)	(77)	(256)	(12)	(364)

	$(148)	$(207)	$(388)	$(140)	$(883)

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Principal payments on Brokers notes receivable	$26	$26	$23	$18	$93
Cash dividend paid to common stockholders	$(119)	$(116)	$(149)	$(146)	$(530)
Discretionary repurchase of common stock	-	(26)	(63)	(12)	(101)

	$(93)	$(116)	$(189)	$(140)	$(538)

We repurchased 86 and 27 shares of ITEX stock under our stock repurchase program in 2014 and 2013, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. As of July 31, 2014, the future minimum commitments under these operating leases are as follows:

Lease commitments for the year ending July 31,

2015	$127

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2014 and 2013 was $169 and $172, respectively.

We have purchase commitments for telecommunications and data communications. As of July 31, 2014, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications

Purchase commitments for the year ending July 31,
2015	$2

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activity”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the year ended July 31, 2014 and 2013, members made approximately 94% and 93%, respectively of their payments through electronic funds transfer or by credit card. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 97% of our total revenue in 2014 and 2013, respectively.

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

ITEX Dollar Summary	Year Ended July 31,
	2014	2013
Fees received from the Marketplace	$4,943	$5,101
Expenditures to and for the Marketplace	(4,935)	(5,098)
Increase	$8	$3

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

Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the related guidance. Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, provide record-keeping and payment transaction processing services for our members , bill Marketplace members directly pursuant to contractual agreements with them for which we establish the terms, collect all revenue, and assess the collectability of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

In assessing the recoverability of deferred tax assets, we periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2014 and 2013, we had a $109 and $163, respectively valuation allowance on state of California NOLs.

On July 31, 2014, we had NOLs of approximately $9,961 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2014 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2014, and we did not identify any impairment.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace and to calculate USD and ITEX dollar fees accordingly. We expense costs incurred in the development of software for internal use in the period incurred

Share-based Payments

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. We are in the process of evaluating the impact that this new guidance will have on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of ITEX Corporation are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ITEX Corporation

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation (the “Company”) as of July 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEX Corporation as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

October 15, 2014

Denver, Colorado

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash	$3,673	$3,352
Accounts receivable, net of allowance of $357 and $363	658	711
Prepaid expenses	104	107
Loans and advances	15	7
Deferred tax asset, net of allowance of $15 and $30	542	818
Notes receivable	318	366
Other current assets	30	13
Total current assets	5,340	5,374

Property and equipment, net of accumulated depreciation of $415 and $423	74	57
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $95 and $133 and net of current portion	3,492	3,549
Intangible assets, net of accumulated amortization of $3,270 and $3,180	157	248
Notes receivable - net of current portion	1,106	1,065
Other long-term assets	11	30
Total assets	13,371	13,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	52	101
Commissions payable to brokers	267	308
Accrued commissions to brokers	728	833
Accrued expenses	254	320
Deferred revenue	32	33
Advance payments	106	130
Note payable, current portion	3	7
Total current liabilities	1,442	1,732

Long-term liabilities:
Other long-term liabilities	-	8
Total Liabilities	1,442	1,740

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,602 shares and 2,596 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,222	25,214
Stockholder notes receivable	(161)	(226)
Accumulated deficit	(13,158)	(13,240)
Total stockholders' equity	11,929	11,774

Total liabilities and stockholders’ equity	$13,371	$13,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year ended July 31,
	2014	2013
Revenue:
Marketplace and other revenue	$13,542	$14,825

Costs and expenses:
Cost of Marketplace revenue	8,309	9,403
Corporate salaries, wages and employee benefits	2,235	2,022
Selling, general and administrative	2,030	1,672
Depreciation and amortization	119	264
	12,693	13,361

Income from operations	849	1,464

Other income/(expense):
Interest income	110	109
Other income (expense), net	(1)	(1)
	109	108

Income before income taxes	958	1,572

Income tax expense	297	502

Net income	$661	$1,070

Net income per common share:
Basic	$0.25	$0.41
Diluted	$0.25	$0.41

Weighted average shares outstanding:
Basic	2,614	2,616
Diluted	2,652	2,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional paid	Stockholder Notes	Accumulated
	Shares	Amount	in capital	Receivable	deficit	Total

Balance, July 31, 2012	2,614	$26	$25,183	$(489)	$(13,780)	$10,940

Stock based compensation expense	52	1	301			302

Common Stock repurchased and retired	(27)		(101)			(101)

Payments on Broker notes receivables				93		93

Cancellation of Broker stock purchase	(43)	(1)	(169)	170		-

Dividend payment					(530)	(530)

Net Income					1,070	1,070

Balance, July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

Stock based compensation expense	93	1	376			377

Common Stock repurchased and retired	(86)	(1)	(363)			(364)

Payments on Broker notes receivables				60		60

Cancellation of Broker stock purchase	(1)		(5)	5		-

Dividend payment					(579)	(579)

Net Income					661	661

Balance, July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$661	$1,070
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	119	264
Loss on disposal of equipment	1	5
Stock-based compensation	377	302
(Decrease) increase in allowance for uncollectible receivables	(6)	44
Decrease in deferred income taxes	333	529
Gain on sale - Membership lists	-	(4)
Changes in operating assets and liabilities:
Accounts receivable	59	(39)
Prepaid expenses and advertising credits	3	(6)
Loans and advances	(8)	5
Other assets	2	23
Accounts and other expenses payable	(49)	16
Commissions payable to brokers	(41)	(346)
Accrued commissions to brokers	(105)	(9)
Accrued expenses	(66)	(92)
Deferred revenue and other long-term liabilites	(1)	1
Long-term liabilities	(5)	(5)
Advance payments	(24)	(6)
Net cash provided by operating activities	1,250	1,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Membership list purchase	-	(30)
Payments received from notes receivable - corporate office sales	450	348
Proceeds from notes payable	-	15
Payments of note payable	(7)	(5)
Notes receivable - advances	(443)	(84)
Purchase of property and equipment	(46)	(48)
Net cash (used in) provided by investing activities	(46)	196

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes receivable from broker stock purchase	60	93
Repurchase of Common stock	(364)	(101)
Cash dividend paid to Common Stockholders	(579)	(530)
Net cash used in financing activities	(883)	(538)

Net increase in cash and cash equivalents	321	1,410
Cash and cash equivalents at beginning of period	3,352	1,942
Cash and cash equivalents at end of period	$3,673	$3,352

Supplemental cash flow information:
Cash paid for taxes	44	17

Non-cash activities:
Notes for member list	-	76
Cancellation of portion of private placement notes and equity	5	170

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a “Marketplace” in which products and services are exchanged by Marketplace members utilizing our “virtual currency” (“ITEX dollars”). Our virtual currency is only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX Corporation and its wholly owned subsidiaries BXI Exchange, Inc and Virtual Currency Systems Corp. All inter-company accounts and transactions have been eliminated in consolidation.

Accounting Records and Use of Estimates

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes. Examples of estimates and assumptions include estimating:

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

Concentrations of Credit Risk

At July 31, 2014, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, an investment bank, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.

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

Loans and Advances and Notes Receivable

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically ranging from three to six operating cycles. The aggregate total owed to us on July 31, 2014 is $15. Interest rates are typically 13% charged on the outstanding balances. The maximum individual balance owed is $2. Payoff dates for the loans are scheduled within one year.

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. The amount of loans to brokers as of July 31, 2014 was $1,424. Interest rates are typically 6% to 8% charged on the outstanding balances. Payoff dates for the loans are from the year 2015 to 2022.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly. We expense costs incurred in the development of software for internal use in the period incurred

Goodwill

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

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2014 represents commissions payable from the operating cycle ending July 24, 2014. In 2013, the closest operating cycle ended July 25, 2013. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of legacy fee plans related to acquisitions. We defer this revenue and recognize it over the annual period to which it applies. As of July 31, 2014 and 2013 we have $32 and $33 of annual dues deferred on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2014 due to the short-term nature of these instruments. All of these instruments have terms of less than one year. For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt; though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments. We have $3 and $10 of note payable debt outstanding as of July 31, 2014 and 2013, respectively.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2014 and 2013, members made approximately 94% and 93%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 95% and 97% of our total revenue in 2014 and 2013, respectively.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $13 and $21 for the years ending July 31, 2014 and 2013, respectively.

Share-based Payments

We account for share-based compensation to our employees, contractors and directors and measure the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant. Share based expense was $377 and $302 for the years ending July 31, 2014 and 2013, respectively.

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

Income per Share

We prepare our financial statements on the face of the income statement for both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2014, we had no contracts to issue common stock, other than warrants outstanding to purchase up to 20 shares of common stock. The Company had 247 unvested restricted stock units that were dilutive as of July 31, 2014.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting in fiscal years that begin after December 15, 2016. We are in the process of evaluating the impact that this new guidance will have on the Company’s consolidated financial statements.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2014 was seven business days as our cycle end date was on July 24, 2014. In 2013, our operating cycle ending date was July 25, 2013 or six business days different than the accounting cycle end date of July 31, 2013.

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

NOTE 4 – NOTES RECEIVABLE

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers and loans for general operating purposes. In 2014, we originated loans to a number of brokers as new notes receivables in the amount of $443.

The aggregate total owed to us on July 31, 2014 is $1,424. Payoff dates for the loans are scheduled between 2015 and 2022.

Original Principal Balance on Notes	Principal Additions in 2014	Balance Receivable at July 31, 2014	Current Portion	Long-Term Portion
$2,440	$443	$1,424	$318	$1,106

The activity for Notes receivables was as follows:

Balance at July 31, 2012	$1,619
Principal additions	160
Interest income at stated rates	98
Payments received	(446)
Balance at July 31, 2013	$1,431

Principal additions	443
Interest income at stated rates	108
Payments received	(558)
Balance at July 31, 2014	$1,424

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2014
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$275	$(226)	$49
Software	3 years	110	(89)	21
Equipment	7 years	39	(35)	4
Furniture	7 years	13	(13)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$489	$(415)	$74

	July 31, 2013
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$286	$(238)	$48
Software	3 years	88	(86)	2
Equipment	7 years	40	(33)	7
Furniture	7 years	14	(14)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$480	$(423)	$57

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $29 and $29 for the years ending July 31, 2014 and 2013, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease. There was no amortization expense for leasehold improvements for the years ending July 31, 2014 or 2013.

NOTE 6 – INTANGIBLE ASSETS

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2012	$498	$15	$12	$525

Amount allocated to sale of Portland based Member list	(42)	-	-	(42)
Amortization	(225)	(8)	(2)	(235)

Balance as of July 31, 2013	$231	$7	$10	$248

Amortization	(82)	(7)	(2)	(91)

Balance as of July 31, 2014	$149	$-	$8	$157

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

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Trade Name Amortization	Total Amortization

2015	53	2	55
2016	53	2	55
2017	35	2	37
Thereafter	8	2	10
Total	$149	$8	$157

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a note payable in the amount of $3 as of July 31, 2014. The note has $3 in short term and $0 in long term. The Company has a revolving credit agreement to establish a $1,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2014. The interest rate of the facility is one-month LIBOR + 2% and the annual commitment fee for the current line of credit was $2. The Company anticipates renewing the line of credit for another year. The line of credit facility was originally established on December 2, 2004. There were no borrowings made under this line of credit in the years ended July 31, 2014 and 2013 and there was no outstanding balance as of July 31, 2014 and 2013. The Company may utilize this credit facility for short-term needs in the future.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The lease expires in April 2015.

As of July 31, 2014, the future minimum commitments under these operating leases are as follows:

Lease commitments for the year ending July 31,
2015	127

The lease expense for our executive office space and corporate-owned offices for the years ended July 31, 2014 and 2013 was $169 and $172, respectively.

We have purchase commitments for telecommunications and data communications. As of July 31, 2014, the future minimum commitments under these purchase commitments are as follows:

Telecommunications and data communications
Purchase commitments for the year ending July 31,
2015	$2

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

We spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $333 and $156 as ITEX dollar revenue for the years ended July 31, 2014 and 2013, respectively.

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

The corresponding ITEX dollar expenses in the year ending July 31, 2014 were for advertising, equipment, legal fees, printing, outside services and miscellaneous expenses. We will continue to utilize ITEX dollars for our corporate purposes in future periods.

We include these ITEX dollar activities on our Consolidated Statements of Income. The following ITEX dollar activity is included in our Consolidated Statements of Income for the years ending July 31, 2014 and 2013 (in thousands):

	Year ended July 31,
	2014	2013
Revenue:
Marketplace and other revenue	$333	$156

Costs and expenses:

Corporate salaries, wages and employee benefits	-	-
Selling, general and administrative	333	156
Depreciation	1	1

	334	157

Income from operations	$(1)	$(1)

NOTE 10 — ACQUISITIONS

Membership lists

The expected lives of the membership list and noncompetition agreement are six years and three years, respectively. During 2014 and 2013, we sold $0 and $42 (See Note 6), respectively of the acquired member lists to new and existing brokers.

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

NOTE 12 – STOCK-BASED PAYMENTS

In March 2004 the Company adopted and stockholders approved the ITEX Corporation 2004 Equity Incentive Plan (the “2004 Plan”), which authorized 400 shares of common stock for issuance pursuant to awards under the plan. The 2004 Plan provided for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses to our employees, directors, officers and consultants. In February 2011, the Board of Directors amended and restated the 2004 Plan to increase the aggregate number of shares available for issuance by 400 shares. No shares remained available for future grants under the 2004 Plan after July 31, 2013, and the 2004 Plan expired on March 14, 2014.

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the Company’s employees, directors, officers or consultants. 360 shares remained available for future grants under the 2014 Plan as of July 31, 2014.

During the year ended July 31, 2014, the Company issued 25 restricted shares to an employees and 15 restricted shares to non-employee board members. The fair value of these shares as of the grant date was $160. The grant is to be amortized to compensation expense over the respective vesting period.

At July 31, 2014, 232 shares of common stock granted under the 2004 Plan remained unvested and 15 shares under the 2014 Plan remained unvested. At July 31, 2014, the Company had $814 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation:

	Year ended July 31,
	2014	2013

Employee Compensation	$328	$281
Board Compensation	49	21

Totals	$377	$302

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options

Balance, July 31, 2012	16	784	-

Granted	(28)	28	-
Forfeited	12	(12)	-

Balance, July 31, 2013	-	800	-

Granted	-	-	-
Forfeited	-	-	-

Balance, July 31, 2014	-	800	-

Vesting as of July 31, 2014:
Shares Vested		568	-
Shares Unvested		232	-
Balance at July 31, 2014		800	-

The following table summarizes the granted, forfeited and vested shares of the 2014 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options

Balance, July 31, 2013	-	-	-

Approved	400	-
Granted	(40)	40	-
Forfeited	-	-	-

Balance, July 31, 2014	360	40	-

Vesting as of July 31, 2014:
Shares Vested		25	-
Shares Unvested		15	-
Balance at July 31, 2014		40	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2014	2013

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$328	$281
Selling, general and administrative	49	21

Total stock-based compensation expense	$377	$302

The following is a summary of the warrants outstanding at July 31, 2014:

	Number of Warrants	Exercise Price	Year of Expiration

Warrants	20	$4.75	2015
a	1

NOTE 13 - STOCKHOLDERS’ EQUITY

On March 30, 2011, the Company sold 151 shares of its common stock for $4.00 per share to nineteen members of the ITEX Broker Network. The aggregate purchase price of $605 is payable by six-year promissory notes with interest accruing at 2.44% per annum, the applicable federal rate in effect as of the closing. The notes are secured by broker commissions. ITEX will be paid each operating cycle by reducing broker commission checks over the term of the note. The Company has recorded these notes receivable as contra-equity in the accompanying financial statements. Pursuant to a settlement agreement with a stockholder in January 2013, we gave all participating brokers the opportunity to cancel their stock purchase agreements. Five brokers cancelled, reducing the aggregate number of purchased shares to 85.

On March 11, 2011, the Board of Directors of the Company declared a dividend, payable to stockholders of record on March 25, 2011 of one right (a “Right”) per each share of outstanding Common Stock of the Company, par value $0.01 per share (“Common Stock”), to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), at a price of $15.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the “Purchase Price”). In connection therewith, on March 11, 2011, the Company entered into a Rights Agreement (the “Rights Agreement”) with OTR, Inc, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 15% or more of ITEX’s outstanding common stock or a person or group that already beneficially owns 15% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an “Acquiring Person”) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 15% or more of ITEX’s outstanding common stock. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. The Rights Agreement was originally scheduled to expire on March 11, 2014, unless earlier redeemed or exchanged by the Company. At the annual meeting on December 13, 2013, stockholders approved an extension of the Rights Agreement to December 13, 2016.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In addition to our common stock activity described in Note 12 – Share-Based Payments, as part of our stock repurchase program, we repurchased a total of 86 and 27 shares of ITEX common stock for $364 and $101 in 2014 and 2013, respectively.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of July 31, 2014 or 2013.

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

On July 31, 2014, we had NOLs of approximately $9,961 available to offset future taxable income. These are composed of approximately $8,056 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize any of the California NOL. As of July 31, 2014 and 2013, we have a $109 and $163 valuation allowance on state of California NOLs.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2014. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2014	2013

Pre-tax financial income	$958	$1,572
Federal tax expense computed at the statutory rate of 34%	326	534
State tax expense	63	30
State FIN 48 adjustment	(45)	(57)
Change in valuation allowance	(55)	(23)
Permanent and other differences	8	18
Net tax expense	297	502

Our income tax expense is composed of the following:

	Year Ended July 31,
	2014	2013

Current federal tax expense	$1	$20
Current state tax expense	8	10
	9	30

Deferred federal tax expense	330	528
Deferred state tax benefit	(42)	(56)
	288	472
Total	$297	$502

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2014 and 2013 are presented below:

	Year Ended July 31,
	2014	2013
Deferred Tax Assets
Net operating loss carryforwards	$3,387	$3,715
Goodwill and other intangible assets	109	245
Non-compete covenants	62	67
Reserve for uncollectible receivables	124	125
Federal tax credits	196	195
Other temporary differences	265	183
	4,143	4,530
Less: Valuation allowance	(109)	(163)

Net deferred tax asset	$4,034	$4,367

The following components are included in the net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	557	849
Valuation allowance	(15)	(31)

Net Current deferred tax asset	542	818

Non-Current Deferred Tax Assets
Non-current deferred tax asset	3,587	3,682
Valuation allowance	(95)	(133)

Net non-current deferred tax asset	3,492	3,549

ITEX Federal NOLs of approximately $9,961 expire, if unused, from 2019 to 2024. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2026 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $1,875 which, if unused, expire from 2013 to 2015.

The Company has AMT credits of $192 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $98 as follows:

Year Ended July 31,
2014

Balance at July 31, 2013	$98
Increases as a result of tax positions taken in the current year	2
Increases as a result of tax positions taken in the prior year	8
Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(55)
Balance at July 31, 2014	$53

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

As of July 31, 2014, accrued expenses are included on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions in the amount of $53 which includes $16 for interest and penalties associated with unrecognized tax benefits. Interest and penalties are included in income tax expense.

NOTE 15 – GOODWILL

In October 2009 and May and November 2011, ITEX sold assets originally acquired in the 2007 Intagio acquisition that created the majority of the goodwill recorded on our books. As part of the May and November 2011 sales, ITEX allocated a pro rata portion of goodwill to the sales in the amount of $16 and $36, respectively. The pro rata percentage amount for goodwill was calculated using the relative enterprise value of the member lists sold to the estimated enterprise value of the entire ITEX membership list based network. There were no changes to goodwill in the years ended July 31, 2014 and 2013.

NOTE 16 – SELECTED QUARTERLY FINANCIAL RESULTS (unaudited)

Year ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,426	$3,696	$3,214	$3,206	$13,542
Operating costs and expenses	3,196	3,483	3,008	3,006	12,693
Operating income	230	213	206	200	849
Other income - net	31	28	24	26	109
Income before taxes	261	241	230	226	958
Income tax expense	85	78	75	59	297
Net income	$176	$163	$155	$167	$661

Net income per common share
Basic	$0.07	$0.06	$0.06	$0.06	$0.25
Diluted	$0.07	$0.06	$0.06	$0.06	$0.25

Weighted Average Shares outstanding:
2014 basic	2,602	2,628	2,623	2,614	2,614
2014 diluted	2,613	2,632	2,628	2,629	2,652

Year ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$3,711	$3,960	$3,475	$3,679	$14,825
Operating costs and expenses	3,379	3,461	3,121	3,400	13,361
Operating income	332	499	354	279	1,464
Other income - net	32	28	24	24	108
Income before taxes	364	527	378	303	1,572
Income tax expense	116	169	120	97	502
Net income	$248	$358	$258	$206	$1,070

Net income per common share
Basic	$0.09	$0.14	$0.10	$0.08	$0.41
Diluted	$0.09	$0.14	$0.10	$0.08	$0.41

Weighted Average Shares outstanding:
2013 basic	2,617	2,615	2,619	2,614	2,616
2013 diluted	2,617	2,616	2,622	2,620	2,626

NOTE 17 – RELATED PARTY TRANSACTIONS

Other than compensation arising from the employment relationship or transactions involving our chief executive officer, ITEX and its subsidiaries had no transactions during our last fiscal year, nor are there any currently proposed transactions, in which ITEX or its subsidiaries was or is to be a participant, the amount involved exceeded $120,000, and any director or director nominee, executive officer, holder of more than 5% of our common stock or any of their immediate family members, or any promoter or control person, had a material direct or indirect interest.

NOTE 18 – SUBSEQUENT EVENTS

On August 13, 2014, the Board of Directors of ITEX Corporation declared a cash dividend in the amount of $0.05 per share, payable on September 19, 2014 to stockholders of record as of the close of business on September 9, 2014.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2014.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about our directors as of September 30, 2014:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History	Director Since
Steven White	56	Chief Executive Officer and Chairman of the Board of Directors of ITEX Corporation (2003-present); President of Lakemont Capital (2002-2003); Sr. Vice President of Network Commerce (2000-2001); Chief Executive Officer and Founder of Ubarter.com (1996-2000); President and Founder of Cascade Trade Association (1983-1996)	2003

Eric Best	43	Director of ITEX Corporation (2003-present); Chief Executive Officer of Mercent Corporation (2005-present); Chief Executive Officer of Emercis (1998-2000); Chief Executive Officer of MindCorps (1996-1999); Co-Founder at Impresys (2009 – present); Chairman of the Board of Directors of Morse Best Innovation (2000-present). Member of Seattle Pacific University Entrepreneurial Studies Council	2003

John A. Wade, CPA	52	Chief Financial Officer of ITEX Corporation (2013-present) Director, Secretary and Treasurer of ITEX Corporation (2003-present); Principal of Wade Consulting (2007-present); Chief Financial Officer of Aptimus, Inc. (1998-2007); Chief Financial Officer and Chief Operating Officer of Buzz Oates Enterprises (1994-1998)	2003

Timothy R. Morones	48	Director of ITEX Corporation (2012-present); Vice President of Finance and Operations of DataSphere Technologies Inc. (2011-present); Director of Operations of Getty Images (2010-2011); Senior Financial and Operations Consultant for RealNetworks (2008-2010);Vice President of Treasury and Administration of InfoSpace, Inc. (2005-2008)	2012

Kevin Callan	58	Director of ITEX Corporation (2013-present); Executive Director of the Washington State Major League Baseball Stadium Public Facilities District (2000-present); Chief Financial Officer of a collection of companies owned by PT Foley (2001-present); Chief Financial Officer of the Robison Construction Group (1990-1996)	2013

Director Qualifications and Skills

Set out below are the specific experience, qualifications, attributes and skills of each of our directors.

Steven White is the Chairman and Chief Executive Officer of the Company, positions he has held since 2003. Prior to joining the Company, from 1996 to 2000, Mr. White was the President and Chief Executive Officer of Ubarter.com, a web-based cashless trading community originally founded by Mr. White in 1983 as Cascade Trade Association. During this time he supervised and managed the affairs of a public company. In June 2000, Mr. White directed the sale of Ubarter.com to Network Commerce, an Internet-based technology infrastructure and services company. He served as Sr. Vice President of Network Commerce from 2000 to 2001, and as President of Lakemont Capital from 2002 to 2003.

Mr. White has more than 31 years of entrepreneurial and executive and board-level experience in the barter industry, including principal executive officer positions. This extensive experience allows Mr. White to bring to the Board a deep insight into the operations, relationships, competitive and financial positioning, and strategic opportunities and challenges facing ITEX and the barter industry.

John A. Wade is the Chief Financial Officer of the Company, a position he has held since January 2013. He has served as a Director, Secretary and Treasurer of ITEX since 2003, and from 2010 to 2012 served as a financial consultant to assist with certain internal audit matters, including SEC reporting and financial statement preparation. Mr. Wade is currently a principal of Wade Consulting, and serves as part-time Director of Finance for Mercent Corporation. From 1998 to 2007, Mr. Wade served as Chief Financial Officer of Aptimus, Inc., a public online direct marketing company, responsible for leadership of financial operations, including strategic and financing transactions. Prior to joining Aptimus, from 1994 to 1998 Mr. Wade served as Chief Financial Officer and Chief Operating Officer for the Buzz Oates Group of Companies, a real estate development company.

Mr. Wade is a Certified Public Accountant, and has more than 31 years of financial and accounting expertise, including strategic and financing transactions, and developing disclosure and internal controls for public corporations. This experience allows Mr. Wade to bring to the Board substantial financial and accounting knowledge, process controls, and a valuable perspective in making strategic decisions and planning for our future. Mr. Wade has demonstrated skills in in areas that are relevant to the oversight of our business, including strategic initiatives, risk management, finance, financial reporting and treasury functions.

Eric Best has served as a Director of the Company since 2003. Mr. Best founded and since 2005 has served as Chief Executive Officer of Mercent Corporation, a software venture that enables retailers to sell through leading online merchandising channels. He founded MindCorps, an e-commerce systems integrator acquired by Amazon.com in 1999, and Emercis, an e-commerce tools provider acquired by Impressa in 2000. Mr. Best served as Chief Executive Officer of Emercis from 1998 to 2000, and as Chief Executive Officer of MindCorps from 1996 to 1999. Mr. Best founded and was Chairman of the Board of Directors of Morse Best Innovation from 2000 to 2010, a technical marketing agency serving clients such as Microsoft, Lexmark, and WRQ. In 2009 he co-founded Impresys, a software product company that helps customers create more effective software marketing programs, presentations, and online tutorials.

Mr. Best has more than 18 years of entrepreneurial, executive, finance and board-level experience in the technology sector. Mr. Best’s executive experience allows him to bring to the Board substantial knowledge of the technology sector and meaningful insight into the branding, commercialization, software development, financial and capital-related issues technology companies face. He has acquired skills in financial management, operations, marketing, corporate development and strategic planning. He is a member of the Seattle Pacific University Entrepreneurial Studies Council and Society of Fellows. Mr. Best serves on the board of America’s Suppliers, Inc.

Timothy R. Morones has served as a Director of the Company since 2012. Mr. Morones has served as Vice President of Finance and Operations for DataSphere Technologies Inc., a Seattle-based technology company, since June of 2011. From March 2010 to June 2011, he served as Director of Operations for Getty Images. From May 2008 to March 2010, Mr. Morones served as a Senior Financial and Operations Consultant for RealNetworks, Inc. a provider of digital media applications and services. From July 2005 to April 2008, Mr. Morones served as Vice President of Treasury and Administration for InfoSpace, Inc.

Mr. Morones brings to our Board more than 16 years of executive experience in financial management, operations, and corporate development in various traditional, high-tech and growth-oriented companies. He has demonstrated skills in in areas that are relevant to the oversight of our business, including strategic initiatives, risk management, finance, financial reporting and treasury functions.

Kevin Callan has served as a Director of the Company since 2013. Mr. Callan has served as the Executive Director of the Washington State Major League Baseball Stadium Public Facilities District since 2000, and served as the Director of Finance and Administration during the construction phase of Safeco Field. Since 2001 he has served as the Chief Financial Officer of a collection of light manufacturing and distribution companies owned by PT Foley and located in Washington, Oregon and Nevada, responsible for accounting, financial reporting, real estate management and treasury functions. Portfolio companies include Dynamic Isolation Systems, Inc., Scougal Rubber Corp and Blaser Die Casting Co. From 1990 to 1996 Mr. Callan was Chief Financial Officer of the Robison Construction Group.

Mr. Callan brings to our Board more than 26 years of executive experience in financial management, operations, and corporate development in various companies. He has demonstrated skills in key management disciplines that are relevant to the oversight of our business, including risk management, finance and financial reporting. Mr. Callan is a Certified Public Accountant, and the Board has determined that he is qualified as an “audit committee financial expert” as defined by applicable SEC rules.

We believe that each of our Directors has professional experience in areas relevant to our strategy and operations. Each of our Directors served in key management positions in a range of companies, including businesses through which they have developed, as a group, expertise and experience in core business skills such as strategy and business development, innovation, operations, brand management, finance, compensation and leadership development, and compliance and risk management. We also believe each of our Director has other attributes necessary to create an effective board: the willingness to engage management and each other in a constructive and collaborative fashion; high personal and professional ethics, integrity and values; good judgment; analytical minds; the willingness to offer a diverse perspective; the ability to devote significant time to serve on our Board and its committees; and a commitment to representing the long-term interests of all our stockholders.

Executive Officer

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The code requires that all employees engage in honest and ethical conduct in performing their duties, provide guidelines for the ethical handling of actual or apparent conflicts of interest and provide mechanisms to report unethical conduct. The Code of Ethics is available on the Governance page of the investor relations section of our website at www.itex.com under the tab entitled “Our Story.” Our Board did not grant any waivers of any ethics policies in fiscal 2013 to our executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, from a provision of the code to our executive officers, we will post required disclosure about any such waiver or amendment on our website within four business days.

Audit Committee Information

The Audit Committee of our Board of Directors currently consists of Messrs. Morones, Callan and Best. The Board has determined that Mr. Callan is an “audit committee financial expert” as defined by Securities and Exchange Commission rules. Mr. Morones serves as Chairman of the Audit Committee.

Item 11. EXECUTIVE COMPENSATION

The following table provides summary information about compensation received by our Chief Executive Officer and Chief Financial Officer (the “named executive officers”) for the fiscal years ended July 31, 2014 and July 31, 2013. The table reflects total compensation paid or earned beginning in the later of the fiscal year ended July 31, 2012 or the year the individual first became a named executive officer.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compensation		Total
Steven White, CEO	2014	$250,000	$98,750	$86,400	(2)	$435,150
	2013	$250,000	$0	$34,287	(3)	$284,287
John Wade, CFO (4)	2014	$106,672	$0	$0		$106,672
	2013	$54,940	$0	$36,000		$90,940

(*)	Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officer were omitted.

(1)	The amount represents the grant date fair value of stock awards, based on the closing price of the Company’s common stock on the date of grant.

(2)	Includes $35,150 in dividends paid on unvested restricted stock, and $51,250 paid as partial tax gross-up as reimbursement for tax liability incurred in connection with stock awards.

(3)	Represents dividends paid on unvested restricted stock.

(4)	Mr. Wade commenced serving as CFO on January 1, 2013. The amount in “All Other Compensation” represents consulting fees received between August 1 and December 31, 2012.

Equity Incentive Plan

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400,000 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the employees, directors, officers and consultants of ITEX or any of its subsidiaries. The 2014 Plan will remain in effect until its termination by the Compensation Committee, provided, however, that, all awards must be granted, if at all, within ten (10) years from the date the 2014 Plan was approved by stockholders. During the 2014 fiscal year, we issued 25,000 shares to our CEO as bonus compensation and 15,000 restricted shares to non-employee directors. 360,000 shares remained available for future grants under the 2014 Plan as of July 31, 2014.

The 2014 Plan replaced the ITEX Corporation 2004 Equity Incentive Plan (the “2004 Plan”), which expired on March 14, 2014. At July 31, 2014, 232,000 shares of common stock granted under the 2004 Plan remained unvested. These unvested shares include 171,000 shares of restricted common stock issued to our CEO with a service-based vesting period extending through October 2022, of which 19,000 vest annually.

Employment and Change-in-Control Agreements

Our named executive officers are employed at will and do not have employment agreements. The terms of our restricted stock awards to the named executive officer provide that each share of restricted stock issued under the Plan will immediately vest in the event that we are acquired by merger or asset sale, or in the event there is a change in control or ownership of ITEX.

In February 2008, we entered into a Change of Control Agreement with Mr. White. The Change in Control Agreement defines the benefits Mr. White would receive in connection with a “change of control,” (as defined below), or change in control events coupled with the loss of his employment. Upon a change of control Mr. White would receive a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation.

If Mr. White were terminated as CEO, either by the Company without “cause,” or by Mr. White for “good reason” (as defined below) after a change in control occurs, Mr. White would receive a severance payment equal to two times his base salary. He would also receive a continuation of health and insurance benefits if the severance payment is made over a severance period rather than as a lump sum payment. The severance payment may be reduced if it would otherwise be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax. Under the agreement, Mr. White is subject to certain non-competition and non-solicitation provisions for one year after termination, and payment of severance benefits is conditioned upon his execution of a release of claims in favor of the Company.

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

In addition to vesting by reason of death or disability or in the event of a “change in control” of ITEX, the restricted stock award agreement for Mr. White provides that any shares of restricted stock outstanding as of the date of his termination by the Company other than for “good cause” will become fully vested. For purposes of the award agreement, the term “good cause” means that the participant is terminated by majority vote of (excluding participant) the board of directors as a result of (1) the occurrence of one of the following: (i) serious misconduct, dishonesty or disloyalty, directly related to the performance of duties for the Company, which results from a willful act or omission or from gross negligence, and which is materially or potentially materially injurious to the operations, financial condition or business reputation of the Company or any significant subsidiary thereof; (ii) participant being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have a material adverse impact on the Company’s reputation and standing in the community; (iii) drug or alcohol abuse, but only to the extent that such abuse has an obvious and material effect on the Company’s reputation and/or on the performance of Participant’s duties and responsibilities; or (iv) willful and continued failure to substantially perform Participant’s duties; and (2) such event, conduct or condition that may result in termination for good cause is not cured within thirty days after written notice is delivered to participant from the Company. For these purposes, no act or failure to act shall be considered “willful” unless it is done, or omitted to be done, in bad faith without reasonable belief that the action or omission was in the best interest of the Company.

In February 2008, the Compensation Committee approved a form of change in control agreement to be utilized for certain key employees of ITEX that becomes applicable if there is a “change of control,” as defined in the agreement. The agreement provides that if an eligible employee’s employment is terminated by ITEX without “cause” or by the employee for “good reason” (as these terms are defined in the agreement) within one year after a change in control occurs, the employee will generally be entitled to receive a continuation of the employee’s annual base salary, as severance pay, over a designated period following the severance date up to a maximum of twelve months. In addition, the employee will receive accelerated vesting of any equity-based compensation and continued medical group health and dental plan coverage for the period the employee receives severance pay. Payment of severance benefits is conditioned upon the employee’s execution of a release of claims in favor of the Company. On March 1, 2013, we entered into this change-in-control agreement with our CFO.

Personal Benefits

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on unvested stock awards held by the named executive officers on July 31, 2014.

	Option Awards	Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven White, CEO	N/A	171,000	(1)	$589,950

(1)	Represents shares of restricted common stock granted in 2011, of which 19,000 vest annually over a service-based period ending October 2022.

(2)	Market values have been calculated using a stock price of $3.45 (closing price of common stock on July 31, 2014, the last trading day of fiscal 2014).

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board, as described below. Members of the Board who are employees of the Company are not compensated for service on the Board or any of its committees.

Annual Fees

During 2014, non-employee directors each received an annual cash fee of $10,000 plus an annual equity grant of 5,000 shares of restricted common stock pursuant to ITEX’s 2014 Equity Incentive Plan.

No additional payments were made for committee service. No reimbursements were paid in fiscal 2014 for travel or other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees.

Director Compensation Table

The following table sets forth information concerning the compensation of the Company’s non-employee directors for fiscal 2014. Steven White and John Wade, employee directors, are excluded from the following table since we fully describe their compensation above under “Executive Compensation.”

Name	Fees Earned Or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Eric Best	$10,000	$19,650	$—	$—	$29,650
Kevin Callan	$10,000	$19,650	$—	$—	$29,650
Tim Morones	$10,000	$19,650	$—	$—	$29,650

(*)	Columns in the Director Compensation Table that were not relevant to the compensation paid to directors were omitted.

(1)	The amount represents the grant date fair value of restricted stock awards. The value is based on the closing price of the Company’s common stock on the date of grant, as reported on the OTCQB as of the date of the award.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of July 31, 2014 of the Company’s common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director or director nominee of the Company, (c) each of the named executive officers, and (d) all directors and executive officers of the Company as a group.

Name and Address (1) Of Beneficial Owner	Shares (2) Beneficially Owned	Percent (3) of Voting Shares

Current Directors and Executive Officers:
Steven White (4)	602,684	21.1%
Eric Best	17,000	*
Kevin Callan	5,000	*
Tim Morones	5,000	*
John Wade	41,000	1.4%

All current directors and executive officers as a group (5 persons)	670,684	23.5%

Other Beneficial Owners:
The Lion Fund, L.P. (5)	340,840	11.9%
Pagidipati Family, L.P. (6)	183,478	6.4%

* Less than one percent.

(1)	Except as noted below, the business address of the current directors and executive officers is c/o ITEX Corporation, 3326 – 160th Ave SE, Suite 100, Bellevue, WA 98008.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned and the percentage ownership of an individual or group, any shares that the individual or group may acquire within 60 days, including through the exercise of stock options or vesting of restricted stock units, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Percentage of beneficial ownership is based upon 2,852,423 voting shares outstanding as of July 31, 2014 (including shares of unvested restricted stock).

(4)	Mr. White has 171,000 unvested restricted stock awards outstanding.

(5)	The latest Schedule 13D filed by the beneficial owners indicated that 340,840 shares are held by The Lion Fund, L.P., Biglari Capital Corp. and Sardar Biglari. The principal business address of each of the Lion Fund, Biglari Capital Corp. and Sardar Biglari is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

(6)	Based on beneficial ownership information dated as of May 9, 2013. Includes shares beneficially owned by Rahul Pagidipati and Dr. Devaiah Pagidipati, who have voting and investment power with respect to the Pagidipati Family, L.P..

Securities authorized for issuance under equity compensation plans

 The following table gives information about equity awards under the Company’s 2014 Equity Incentive Plan and individual equity arrangements as of July 31, 2014.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	―		―	360,000
Equity compensation plans not approved by security holders	20,000	(1)	$4.75	0
Total	20,000		$4.75	360,000

(1)	Represents shares underlying a warrant issued to an investor relations consultant which expires March 1, 2015. There were no other outstanding options or warrants as of July 31, 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than compensation arising from the employment relationship or transactions involving our chief executive officer described above, ITEX and its subsidiaries had no transactions during our last fiscal year, nor are there any currently proposed transactions, in which ITEX or its subsidiaries was or is to be a participant, the amount involved exceeded $120,000, and any director or director nominee, executive officer, holder of more than 5% of our common stock or any of their immediate family members, or any promoter or control person, had a material direct or indirect interest.

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

Director Independence

The Board, through its Nominating and Governance Committee, evaluates the independence of each director in accordance with the standards of independence prescribed by the NASDAQ Marketplace Rules, and other applicable legal rules. As a result of its review, the Board affirmatively determined that, apart from Steven White, our Chief Executive Officer, and John Wade, our Chief Financial Officer, the Company’s directors are all independent. As a result, a majority of our board members are independent. In making these determinations, the Board considered, among other things, whether any director had any direct or indirect material relationship with the Company or its management.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed or to be billed to ITEX for audit and other services rendered by Ehrhardt Keefe Steiner & Hottman PC for the audit of our annual financial statements for the years ended July 31, 2014 and 2013.

Year Ended July 31	2014	2013

Audit Fees(1)	$116,000	$114,500
Audit Related Fees(2)	0	0
Tax Fees(3)	—	—

Total	$116,000	$114,500

(1)	Audit Fees include our quarterly reviews and performance of our annual audit.
(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ITEX’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding proposed transactions and acquisitions.

(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by EKS&H for tax compliance, tax advice, and tax planning.

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-18275	3.1	3/14/11
3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08
4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated December 13, 2013	8-K	000-18275	4.1	12/13/13
10.1	Form of Indemnification Agreement	8-K	000-18275	10.9	3/07/13
10.2	ITEX Corporation 2004 Equity Incentive Plan	8-K	000-18275	10.1	2/18/11
10.3	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	2/18/11

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.4	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09
10.5	Revolving Credit Agreement and Note, dated as of November 4, 2009	8-K	000-18275	10.1	11/12/09
10.6	Amendment to Loan Agreement and Note	8-K	000-18275	99.1	11/25/13
10.7	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08
10.8	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08
10.9	Form of Franchisee Stock Purchase Agreement dated as of March 30, 2011	10-Q	000-18275	10.1	3/08/12
10.10	ITEX Corporation 2014 Equity Incentive Plan	8-K	000-18275	10.1	12/13/13
10.11	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	12/13/13
10.12	Form of Restricted Stock Agreement	8-K	000-18275	10.3	12/13/13
21	The only subsidiaries of ITEX Corporation are BXI Exchange, Inc., a Delaware corporation, and Virtual Currency Systems Corp., a Nevada corporation
23.1	Consent of Independent Registered Public Accounting Firm					✓
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 15, 2014	By:	/s/ Steven White
Steven White, Chief Executive Officer

Date: October 15, 2014	By:	/s/ John Wade
John Wade, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 15, 2014	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 15, 2014	By:	/s/ John Wade
John Wade, Director

Date: October 15, 2014	By:	/s/ Eric Best
Eric Best, Director

Date: October 15, 2014	By:	/s/ Timothy Morones
Timothy Morones, Director

Date: October 15, 2014	By:	/s/ Kevin Callan
Kevin Callan, Director

