Form 10-Q
period 2014-10-31
ITEX CORP
filed 2014-12-05
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014.

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

Yes ☐ No ☒

As of October 31, 2014, we had 2,837,215 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2014	July 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$4,097	$3,673
Accounts receivable, net of allowance of $402 and $357	655	658
Prepaid expenses	84	104
Loans and advances	20	15
Deferred tax asset, net of allowance of $15	542	542
Notes receivable	330	318
Other current assets	33	30
Total current assets	5,761	5,340

Property and equipment, net of accumulated depreciation of $424 and $415	65	74
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $95 and net of current portion	3,413	3,492
Intangible assets, net of accumulated amortization of $3,284 and $3,270	143	157
Notes receivable, net of current portion	1,044	1,106
Other long-term assets	9	11
Total assets	13,626	13,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	57	52
Commissions payable to brokers	251	267
Accrued commissions to brokers	883	728
Accrued expenses	324	254
Deferred revenue	24	32
Advance payments	106	106
Note payable, current portion	1	3
Total current liabilities	1,646	1,442
Total Liabilities	1,646	1,442

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,605 shares and 2,602 shares issued and outstanding, respectively	26	26
Additional paid-in capital	25,243	25,222
Stockholder notes receivable	(143)	(161)
Accumulated deficit	(13,146)	(13,158)
Total stockholders' equity	11,980	11,929
Total liabilities and stockholders’ equity	$13,626	$13,371

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months ended October 31,
	2014	2013
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$3,117	$3,426

Costs and expenses:
Cost of marketplace revenue	1,923	2,137
Corporate salaries, wages and employee benefits	445	521
Selling, general and administrative	516	496
Depreciation and amortization	23	42
	2,907	3,196

Income from operations	210	230

Other income:
Interest, net	24	31
Other income, net	-	-
	24	31

Income before income taxes	234	261

Income tax expense	79	85

Net income	$155	$176

Net income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Weighted average shares outstanding:
Basic	2,607	2,602
Diluted	2,611	2,613

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2014

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

Common stock repurchased and retired	(14)	-	(42)	-	-	(42)

Payments on stockholder notes receivable	-	-	-	18	-	18

Cancellation of broker stock purchase	(1)	-	(4)	-	-	(4)

Stock based compensation expense	18	-	67	-	-	67

Dividend payment	-	-	-	-	(143)	(143)

Net income	-	-	-	-	155	155

Balance at October 31, 2014	2,605	$26	$25,243	$(143)	$(13,146)	$11,980

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-months ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155	$176
Items to reconcile to net cash provided by operations:
Depreciation and amortization	24	42
Stock based compensation	67	69
Increase (decrease) in allowance for uncollectible receivables	45	(16)
Change in deferred income taxes	79	92
Changes in operating assets and liabilities:
Accounts receivable	(42)	30
Prepaid expenses	20	26
Loans and advances	(5)	(11)
Other assets	(3)	(10)
Accounts payable and other expenses payable	5	71
Commissions payable to brokers	(16)	(37)
Accrued commissions to brokers	155	153
Accrued expenses	70	31
Deferred revenue	(8)	(6)
Advance payments	-	(12)
Long-term liabilities	-	(3)
Net cash provided by operating activities	546	595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	(1)
Payments on notes payables	(2)	-
Payments received from notes receivable	65	171
Advances on notes receivable	(15)	(338)

Net cash provided by (used in) investing activities	47	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	16	16
Repurchase of common stock	(42)	(19)
Cash dividend paid to Common Shareholders	(143)	(145)
Net cash used in financing activities	(169)	(148)

Net increase in cash	424	279
Cash at beginning of period	3,673	3,352
Cash at end of period	$4,097	$3,631

Supplemental cash flow information:
Cash paid for taxes	$2	$25

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In thousands, except per share amounts)

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network, corporate and corporate-owned offices (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing our “virtual currency” (“ITEX dollars”). Our virtual currency is only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K filed with the SEC on October 15, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX Corporation and its wholly-owned subsidiaries, BXI Exchange, Inc. and Virtual Currency Systems Corp. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from these estimates.

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of October 31, 2014, we had no contracts to issue common stock, but we did have 20 warrants outstanding that were anti-dilutive. The Company also had 232 unvested shares of restricted stock. All of these shares were dilutive and resulted in an additional 4,000 shares being included in dilutive earnings per share as of October 31, 2014.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-month period ended October 31, 2014 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2014	2013

Net income available for shareholders	$155	$176

Weighted avg. outstanding shares of common stock	2,607	2,602
Dilutive effect of restricted shares	4	11
Common stock and equivalents	2,611	2,613
Earnings per share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-months ended October 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The corporate headquarters lease expires on April 30, 2015.

Future minimum payments at October 31, 2014 under the operating lease for office space is as follows (in thousands):

Executive office
Lease commitment for the year ending July 31,

2015(1)	$84

(1)	The expected payments for 2015 reflect future minimum payments for the nine-month period from November 1, 2014 to July 31, 2015.

Rent expense, including utilities and common area charges, was $40 and $40, respectively for the three-months ended October 31, 2014 and 2013.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

There are no future minimum payments at October 31, 2014 under any non-cancelable commitments.

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

The Federal effective tax rate related to our provision for income taxes in the three-months ended October 31, 2014 is similar to that used in the period ended October 31, 2013. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2014 differs slightly from that used in the three-month periods ending October 31, 2013, due to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

As of October 31, 2014 we have recognized a net income tax expense of $79 which is our estimated federal and state income tax liability for the three-months ended October 31, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of October 31, 2014 the net deferred tax asset was $3,955.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of October 31, 2014.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the three-month period ended October 31, 2014, the Company repurchased 14 shares of common stock for $42. There were 4 shares of common stock for $19 purchased during the three-month period ended October 31, 2013.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $67 and $69 of stock based compensation expense for the periods ending October 31, 2014 and 2013, respectively.

At October 31, 2014, 213 shares of common stock granted under the 2004 Plan remained unvested and 19 under the 2014 plan. At October 31, 2014, the Company had $761 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On November 20, 2014, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on December 19, 2014 to stockholders of record as of the close of business on December 9, 2014.

On November 30, 2014, the Company and U.S. Bank entered into an Amendment to its Credit Agreement and Note to extend the maturity date to November 30, 2015, with a maximum loan amount of $1.0 million. There is no current outstanding balance on the line of credit.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2015” for August 1, 2014 to July 31, 2015, “2014” for August 1, 2013 to July 31, 2014). Our first quarter is the three-month period from August 1, 2014 to October 31, 2014 (“three-month period ended October 31”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended October 31, 2014, as compared to the three-months ended October 31, 2013, our revenue decreased by $309, or 9%, from $3,426 to $3,117. Our income from operations decreased by $20, or 9%, from $230 to $210. Net income decreased by $21, or 12%, from $176 to $155.

•	Revenue Sources. Our decrease in revenues for the three-months ended October 31, 2014 reflects a reduction in our transaction volume and a reduction in our membership base. Association revenue decreased $62, or 6% from $1,110 to $1,048 and our transaction revenue decreased $248, or 11% from $2,204 to $1,956.

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. In 2014 we upgraded our payment processing and team software with .NET technologies. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. We are seeking potential additional revenue opportunities which may be derived from licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During this quarter we launched a Smart Phone application, ITEX MobileSM with ITEXpaySM which enables our members to easily register new prospects into our Marketplace, complete transactions and search for other members.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to the prolonged weak economic climate for small businesses (our primary clientele) and increased competition from pricing and convenience of big box stores and Internet outlets. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in past years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	Adding new brokers.

In order to add new brokers we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee of $5 from our standard fee of $20. The mentoring broker receives a 5% commission override on the cash collected per cycle by the new broker.

•	Financial Position. At October 31, 2014, we had a cash balance of $4,097, compared to a balance of $3,673 at July 31, 2014. Our net cash flows provided by operating activities were $546 for the three-month period ended October 31, 2014, compared to $595 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2014	2013
	(unaudited)
Marketplace revenue and other revenue	$3,117	$3,426

Cost of marketplace revenue	1,923	2,137
Operating expenses	984	1,059
Income from operations	210	230

Other income, net	24	31
Income before income taxes	234	261

Provision for income taxes	79	85

Net income	$155	$176

Net income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Average common and equivalent shares:
Basic	2,607	2,602
Diluted	2,611	2,613

Revenue for the three-months ended October 31, 2014, as compared to the corresponding three-months ended October 31, 2013, decreased by $309, or 9%. The decrease in revenues during the three-months ended October 31, 2014 was from a reduction in members and a reduction in transaction and association fees generated from our members.

Cost of marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other marketplace-related expenses decreased by $214, or 10% for the three-month period ended October 31, 2014, as compared to the corresponding three-months ended October 31, 2013.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $75, or 7% for the three-months ended October 31, 2014, compared to the corresponding period of fiscal 2014.

Income from operations for the three-months ended October 31, 2014, as compared to the corresponding three-months ended October 31, 2013, decreased by $20 or 9%. This net decrease is primarily the result of the decrease in marketplace revenue for the period ended October 31, 2014.

Net income for the three-months ended October 31, 2014, as compared to the corresponding three-months ended October 31, 2013, decreased by $21 or 12% primarily as a result of the $309 decrease in revenues, offset by a $214 reduction in cost of marketplace and a $75 reduction in operating expenses in the three-months ended October 31, 2014, as compared to the corresponding three-months ended October 31, 2013.

Earnings per share, both basic and diluted, decreased by $0.01 to $0.06 per share in the three-months ended October 31, 2014 compared to the three-months ended October 31, 2013.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2014 and 2013 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2014		2013
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,117	100%	$3,426	100%

Costs and expenses:
Cost of marketplace revenue	1,923	62%	2,137	63%
Salaries, wages and employee benefits	445	14%	521	15%
Selling, general and administrative	516	16%	496	14%
Depreciation and amortization	23	1%	42	1%
	2,907	93%	3,196	93%

Income from operations	210	7%	230	7%

Other Income, net	24	1%	31	1%

Income before income taxes	234	8%	261	8%

Provision for income taxes	79	3%	85	3%

Net income	$155	5%	$176	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent increase
	2014	2013	(decrease)
	(unaudited)

Transaction fees	$1,956	$2,204	-11%
Association fees	1,048	1,110	-6%
Other revenue	113	112	1%
	$3,117	$3,426	-9%

Marketplace revenue for the three-months ended October 31, 2014 decreased by $309, or 9% to $3,117 as compared to $3,426 for the three-months ended October 31, 2013.

Transaction fees for the three-months ended October 31, 2014 decreased by $248, or 11%, to $1,956 from $2,204 for the three-months ended October 31, 2013. The decrease in transaction fees was due to lower transaction volume for the three-months ended October 31, 2014, as compared to the three-months ended October 31, 2013.

Association fees for the three-months ended October 31, 2014 decreased by $62, or 6%, to $1,048 from $1,110 for the three-months ended October 31, 2013. The decrease in association fees is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2014 increased by $1, or 1% to $113 as compared to $112 for the three-months ended October 31, 2013.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $49 and $42 as ITEX dollar revenue for the three-months ended October 31, 2014 and 2013, respectively.

The corresponding ITEX dollar expenses in the period ended October 31, 2014 was for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended October 31,		Percent increase
	2014	2013	(decrease)
	(unaudited)

Transaction fee commissions	$1,461	$1,662	-12%
Association fee commissions	371	397	-7%
Other costs of revenue	91	78	17%
	$1,923	$2,137	-10%

Costs of marketplace revenue as percentage of total revenue	62%	62%

Cost of marketplace revenue for the three-months ended October 31, 2014 was $1,923 as compared to $2,137 for the three-months ended October 31, 2013, a decrease of $214, or 10%. The overall cost of Marketplace as a percentage of revenue remained the same at 62% for both periods.

Transaction fee commissions are paid to brokers upon the collection of the transaction revenue. Transaction fee commissions for the three-months ended October 31, 2014 decreased by $201 or 12% to $1,461 as compared to $1,662 for the three-months ended October 31, 2013. The decrease in transaction fee commissions is due to the reduction in transaction fee revenue which is similar to the 10% reduction is transaction fee revenues for the same comparable period.

Association fee commissions are paid to brokers upon the collection of the association revenue. Association fee commissions for the three-months ended October 31, 2014 decreased by $26, or 7% to $371 as compared to $397 for the three-months ended October 31, 2013. The decrease in association fee commissions is due to a similar reduction in association fee revenue.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue increased by $13 or 17% to $91 as compared to $78 for the three-months ended October 31, 2014.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2014	2013	decrease
	(unaudited)

Corporate salaries, wages and employee benefits	$445	$521	-15%

Corporate salaries, wages and employee benefits as percentage of total revenue	14%	15%

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2014, as compared to the three-months ended October 31, 2013, decreased by $76, or 15%. The decrease is primarily due to a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2014	2013	increase

Selling, general and administrative expenses	$516	$496	4%

Selling, general and administrative expenses as percentage of total revenue	17%	14%

Selling, general and administrative expenses for the three-months ended October 31, 2014, as compared to the three-months ended October 31, 2013, increased by $20, or 4%. Our selling general and administrative expenses also increased as a percentage of total revenues in the periods presented. The increase is due primarily to an increase foreign currency expense. Foreign currency expense for the three-months ended October 31, 2014 increased by $20, or 182% to $31 as compared to $11 for the three-months ended October 31, 2013. This was offset somewhat by a reduction in consulting fees which decreased by $20 or 59% to $14 as compared to $34 for the three-months ended October 31, 2013.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2014	2013	decrease

Depreciation and amortization	$23	$42	-45%

Depreciation and amortization as percentage of total revenue	1%	1%

Depreciation and amortization for the three-months ended October 31, 2014, as compared to the three-months ended October 31, 2013, decreased by $19, or 45%. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes, and gains or losses on the sale of assets.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2014	2013	(decrease)

Interest income	$24	$31	-23%

Other income	$24	$31	-23%

Other income, as percentage of total revenue	1%	1%

Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers. As part of our initiative to support brokers and as a way to generate return on capital, we have outstanding loans to our brokers. Each loan is primarily secured by the broker’s ITEX office.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended October 31
	2014		2013
	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$80	34%	$91	35%
State income benefit	(1)	0%	(6)	-2%

Provision for income taxes	$79	34%	$85	33%

We recognized a $79 provision for income taxes, in the three-month period ended October 31, 2014, as compared to the $85 provision for income taxes in the three-month period ended October 31, 2013. Provision for income taxes decreased by $6 for the three-months ended October 31, 2014, as compared to the corresponding period of fiscal 2014. The decrease was primarily due to the decrease in taxable income in the three-months ended October 31, 2014.

The Federal effective tax rate related to our provision for income taxes in the three-month period ended October 31, 2014 is similar to that used in the period ended October 31, 2013. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2014 is slightly different than that used in the three-month period ending October 31, 2013, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of October 31, 2014, and July 31, 2014, we had $4,097 and $3,673, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2015. We had no outstanding balance on our line of credit as of October 31, 2014.

The following table presents a summary of our cash flows for the three-months ended October 31, 2014 and 2013 (in thousands) (unaudited):

	Three-months ended October 31,
	2014	2013

Cash provided by operating activities	$546	$595
Cash provided by (used) in provided by investing activities	47	(168)
Cash used in financing activities	(169)	(148)
Increase in cash	$424	$279

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

Operating Activities

For the three-months ended October 31, 2014, net cash provided by operating activities was $546 compared with $595 in the three-months ended October 31, 2013 a decrease of $49, or 8%. The decrease in net cash provided by the operating activities is primarily a result of the $20 decrease in net income and an increase of $39 of accrued expenses in the three-month period ended October 31, 2014 as compared to the period ended October 31, 2013.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2014	2013

Net income	$155	$176
Add: non-cash expenses	214	187
Add: changes in operating assets and liabilities	177	232
Net cash provided by operating activities	$546	$595

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

Investing Activities

Net cash (used in) provided by investing activities was primarily the result of purchase of property and equipment and intangible assets, the collections on notes receivable from corporate office sales and advances on broker loans.

For the three-months ended October 31, 2014, net cash provided by investing activities was $47 compared with $168 used in investing activities in the three-months ended October 31, 2013, an increase of $215, or 128%. In the three-months ended October 31, 2014, the net cash provided by investing activities was primarily related to $65 in note receivable principal collections offset by $15 in advances on loans. In the three-months ended October 31, 2013, the net cash used in investing activities was primarily related to $338 in advances on loans offset by $171 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the three-months ended October 31, 2014, net cash used in financing activities was $169 compared with $148 used in financing activities in the three-months ended October 31, 2013, an increase of cash used in financing activities of $21, or 14%. The increase is primarily due to additional shares purchased during the period ended October 31, 2014.

In the three-months ended October 31, 2014, we declared and paid $143 in cash dividends to our stockholders.

Commitments

We lease office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The lease for the corporate headquarters expires on April 30, 2015.

In addition to the lease commitment, we are a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for our network operations. Our contractual commitments at October 31, 2014 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating lease	Purchase commitments	Total

2015 (1)	$84	$-	$84

(1)	The expected payments for 2015 reflect future minimum payments for the nine-month period from November 1, 2014 to July 31, 2015.

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2014 annual report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 9% for the year ended July 31, 2014, compared to the previous year ended July 31, 2013 and decreased 9% for the three-months ended October 31, 2014 compared same period ending October 31, 2013. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal principle that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. Within the last four years, we have been the subject of two proxy contests seeking control of our board of directors, as well as a related lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders can interfere with our ability to execute our strategic plan, disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees from the pursuit of business strategies;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders;

•	We would experience substantial increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation;

•	A successful change in control of the Company could result in substantial compensation charges and other expenses, and potentially allow an insurgent shareholder to reimburse his proxy or takeover expenses, resulting in substantial charges.

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

The expected benefit of any of these strategic relationships may not materialize and the cost of these efforts may negatively impact our financial results. Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the expenditure of our cash or the incurrence of debt, contingent liabilities or amortization expenses of which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We may need additional financing; current funds may be insufficient to finance our plans for growth or our operations

We believe that our financial condition is stable and that our cash balances and operating cash flows provide adequate resources to fund our ordinary operating requirements. However, our existing working capital may not be sufficient to allow us to execute our business plan as fast as we would like or may not be sufficient to take full advantage of all available strategic opportunities. We believe our current core operations reflect a scalable business strategy, which will allow our business model to be executed with limited outside financing. However, we also may expand our operations, enter into a strategic transaction, or acquire competitors or other business to business enterprises. We have a line of credit with our primary banking institution, which will provide additional reserve capacity for general corporate and working capital purposes, and if necessary, enable us to make certain expenditures related to the growth and expansion of our business model. However, if adequate capital was not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services, make acquisitions or respond to competitive pressures would be significantly impaired. Further, we cannot be certain that we will be able to implement various financing alternatives or otherwise obtain required working capital if needed or desired.

We are dependent on the value of foreign currency.

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 6.7% and 7.6% in the years ended July 31, 2014 and 2013, respectively. Foreign currency expense for the three-months ended October 31, 2014 increased by $20 compared to the three-months ended October 31, 2013. While foreign currency exchange fluctuations are not believed to materially adversely affect our operations at this time, changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins and result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,374 at October 31, 2014 and $1,424 at July 31, 2014. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

In 2014, the OTC Markets Group introduced new eligibility requirements for the OTCQB Marketplace, including requiring companies to commence paying an annual fee. Issuers that do not pay the new fee will be downgraded to the OTC Pink marketplace. We do not presently intend to pay the additional fee, and expect to be downgraded to the OTC Pink marketplace in December 2014. On the OTC Pink marketplace, the trading market for our shares may be less liquid, the ability of our stockholders to sell their shares in the secondary market may be more limited, and our share price could decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
8/01/14 - 8/31/14	-	-	-	-
9/01/14 – 9/30/14	-	-	-	-
10/01/14 - 10/31/14	14,003	$2.99	14,003	$1,055,054

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: December 5, 2014	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: December 5, 2014	By:	/s/ John Wade
John Wade
Chief Financial Officer

