Form 10-Q
period 2015-01-31
ITEX CORP
filed 2015-03-16
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                           Yes ☐ No ☒

As of January 31, 2015, we had 2,875,063 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31, 2015	July 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$4,017	$3,673
Accounts receivable, net of allowance of $436 and $357	834	658
Prepaid expenses	109	104
Loans and advances	19	15
Deferred tax asset, net of allowance of $15	542	542
Notes receivable	325	318
Other current assets	39	30
Total current assets	5,885	5,340

Property and equipment, net of accumulated depreciation of $434 and $415	56	74
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $95 and net of current portion	3,357	3,492
Intangible assets, net of accumulated amortization of $3,298 and $3,270	130	157
Notes receivable, net of current portion	947	1,106
Other long-term assets	11	11
Total assets	13,577	13,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	42	52
Commissions payable to brokers	-	267
Accrued commissions to brokers	1,032	728
Accrued expenses	294	254
Deferred revenue	24	32
Advance payments	91	106
Note payable, current portion	-	3
Total current liabilities	1,483	1,442

Total liabilities	1,483	1,442

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 2,645 shares and 2,602 shares issued and outstanding, respectively	27	26
Additional paid-in capital	25,377	25,222
Stockholder notes receivable	(129)	(161)
Accumulated deficit	(13,181)	(13,158)
Total stockholders' equity	12,094	11,929

Total liabilities and stockholders’ equity	$13,577	$13,371

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended January 31,		Six-months Ended January 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Revenue:
Marketplace revenue and other revenue	$3,238	$3,696	$6,355	$7,121

Costs and expenses:
Cost of Marketplace revenue	2,012	2,309	3,936	4,445
Corporate salaries, wages and employee benefits	512	628	956	1,148
Selling, general and administrative	554	516	1,069	1,013
Depreciation and amortization	23	30	46	72
	3,101	3,483	6,007	6,678

Income from operations	137	213	348	443

Other income/(expense)
Interest, net	26	28	49	59
	26	28	49	59

Income before income taxes	163	241	397	502

Income tax expense	55	78	134	163

Net income	$108	$163	$263	$339

Net income per common share:
Basic	$0.04	$0.06	$0.10	$0.13
Diluted	$0.04	$0.06	$0.10	$0.13

Weighted average shares outstanding:
Basic	2,630	2,628	2,619	2,615
Diluted	2,632	2,632	2,622	2,618

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JANUARY 31, 2015

(In thousands)

(Unaudited)

			Additional	Stockholder
	Common Stock		Paid-in	Notes	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

Common stock repurchased and retired	(14)	-	(42)	-	-	(42)

Payments on stockholder notes receivable	-	-	-	28	-	28

Cancellation of broker stock purchase	(1)	-	(4)	4	-	-

Stock based compensation expense	58	1	201	-	-	202

Dividend payment	-	-	-	-	(286)	(286)

Net income	-	-	-	-	263	263

Balance at January 31, 2015	2,645	$27	$25,377	$(129)	$(13,181)	$12,094

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-months ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263	$339
Items to reconcile to net cash provided by operations:
Depreciation and amortization	46	72
Stock based compensation	202	235
Increase (decrease) in allowance for uncollectible receivables	79	(20)
Change in deferred income taxes	135	176
Changes in operating assets and liabilities:
Accounts receivable	(255)	(193)
Prepaid expenses	(5)	35
Loans and advances	(4)	(15)
Other assets	(9)	(27)
Accounts payable	(10)	(41)
Commissions payable to brokers	(267)	(308)
Accrued commissions to brokers	304	348
Accrued expenses	40	18
Deferred revenue	(8)	(5)
Other long-term liabilities	-	(6)
Advance payments	(15)	(37)
Net cash provided by operating activities	496	571

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on note payable	(3)	(1)
Purchase of property and equipment	(1)	(2)
Payments received from notes receivable	183	267
Advances on Loans	(31)	(438)
Net cash provided by (used in) investing activities	148	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	28	31
Repurchase of common stock	(42)	(96)
Cash dividend paid to Common Shareholders	(286)	(290)
Net cash used in financing activities	(300)	(355)

Net increase in cash	344	42
Cash at beginning of period	3,673	3,352
Cash at end of period	$4,017	$3,394

Supplemental cash flow information:
Cash paid for taxes	$3	$35

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

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of January 31, 2015, we had no contracts to issue common stock. The Company also had 230 unvested shares of restricted stock of which 17 shares were dilutive and resulted in additional 3 shares being included in dilutive earnings per share for the six-months ended January 31, 2015.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2015 and 2014 (in thousands, except per share data) (unaudited):

	Three-months Ended January 31,		Six-months Ended January 31,
	2015	2014	2015	2014

Net income available for common shareholders	$108	$163	$263	$339

Weighted avg. outstanding shares of common stock	2,630	2,628	2,619	2,615
Dilutive effect of restricted shares	2	4	3	3
Common stock and equivalents	2,632	2,632	2,622	2,618
Earnings per share:
Basic	$0.04	$0.06	$0.10	$0.13
Diluted	$0.04	$0.06	$0.10	$0.13

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The term of the lease extends through April 30, 2015, and thereafter expires the earlier of April 30, 2016 or upon 90 days’ notice from either the Company or its landlord.

Future minimum payments at January 31, 2015 under the operating lease for office space is as follows (in thousands):

Executive office
Lease commitment for the year ending July 31,

2015(1)	$42
Total	$42

(1)	The expected payments for 2015 reflect future minimum payments for the six-month period from February 1, 2015 to July 31, 2015.

Rent expense, including utilities and common area charges, was $40 for both of the three-month periods ended January 31, 2015 and 2014. Rent expense was $81 for both of the six-month periods ended January 31, 2015 and 2014.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

There are no future minimum payments at January 31, 2015 under any non-cancelable commitments.

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

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2015 is similar to that used in the similar periods ended January 31, 2014. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2015 is lower than that used in the three and six-month periods ended January 31, 2014, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

For the six-months ended January 31, 2015 we have recognized income tax expense of $134 for our estimated federal and state income tax provision including both current and deferred income taxes for the six-months ended January 31, 2015. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of January 31, 2015 the net deferred tax asset was $3,899.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of January 31, 2015.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the six-month period ended January 31, 2015, the Company repurchased 14 shares of common stock for $42. During the six-month period ended January 31, 2014, the Company repurchased 24 shares of common stock for $96.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $202 and $235 of stock based compensation expense for the six-month periods ended January 31, 2015 and 2014, respectively.

At January 31, 2015, 213 shares of common stock granted under the 2004 Plan remained unvested and 17 under the 2014 plan. At January 31, 2015, the Company had $732 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On February 11, 2015, the Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on March 20, 2015 to stockholders of record as of the close of business on March 10, 2015.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2015” for August 1, 2014 to July 31, 2015, “2014” for August 1, 2013 to July 31, 2014). Our second quarter is the three-month period from November 1, 2014 to January 31, 2015 (“three-month period ended January 31”). Our first six months is from August 1, 2014 to January 31, 2015. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheet and consolidated statement of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended January 31, 2015, as compared to the three-months ended January 31, 2014, our revenue decreased by $458, or 12%, from $3,696 to $3,238 and our income from operations decreased by $76, or 36%, from $213 to $137. For the six-month period ended January 31, 2015, as compared to the six-month period ended January 31, 2014, our revenue decreased by $766, or 11%, from $7,121 to $6,355 and our income from operations decreased by $95, or 21%, from $443 to $348.

•	Revenue Sources. Our decrease in revenues for the three and six-months ended January 31, 2015 reflects a reduction in our transaction volume and a reduction in our membership base. For the three-months ended January 31, 2015, as compared to the three-months ended January 31, 2014 association revenue decreased $52, or 5% from $1,092 to $1,040 and our transaction revenue decreased $349, or 14% from $2,419 to $2,070. For the six-months ended January 31, 2015, as compared to the six-months ended January 31, 2014 association revenue decreased $114, or 5% from $2,202 to $2,088 and our transaction revenue decreased $597, or 13% from $4,623 to $4,026.

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. We are seeking potential additional revenue opportunities which may be derived from licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the first quarter we launched a Smart Phone application, ITEX MobileSM with ITEXpaySM which enables our members to easily register new prospects into our Marketplace, complete transactions and search for other members.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to the prolonged weak economic climate for small businesses (our primary clientele) and increased competition from pricing and convenience of big box stores and Internet outlets. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in past years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	Adding new brokers.

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

•	Financial Position. At January 31, 2015, we had a cash balance of $4,017, compared to a balance of $3,673 at July 31, 2014. Our net cash flows provided by operating activities were $496 for the six-month period ended January 31, 2015, compared to $571 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Unaudited Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2015	2014	2015	2014

Marketplace revenue and other revenue	$3,238	$3,696	$6,355	$7,121

Cost of marketplace revenue	$2,012	$2,309	$3,936	$4,445
Operating expenses	1,089	1,174	2,071	2,233
Income from operations	137	213	348	443

Other income, net	26	28	49	59
Income before income taxes	163	241	397	502

Income tax expense	55	78	134	163

Net income	$108	$163	$263	$339

Net income per common share:
Basic	$0.04	$0.06	$0.10	$0.13
Diluted	$0.04	$0.06	$0.10	$0.13

Average common and equivalent shares:
Basic	2,630	2,628	2,619	2,615
Diluted	2,630	2,632	2,619	2,618

Revenue for the three-months ended January 31, 2015, as compared to the corresponding period of fiscal 2014 decreased by $458, or 12%. Revenue for the six-month period ended January 31, 2015, as compared to the corresponding six-month period of fiscal 2014, decreased by $766, or 11%. The decrease in revenues for the three and six-months ended January 31, 2015 was from a reduction in transaction volume along with a reduction in the number of members.

Cost of Marketplace revenue which includes association and transaction commissions paid to brokers, corporate-owned office expense and other Marketplace-related expenses decreased by $297, or 13% for the three-month period ended January 31, 2015, compared to the corresponding period of fiscal 2014. Cost of Marketplace revenue decreased by $509, or 11% for the six-month period ended January 31, 2015, compared to the corresponding period of fiscal 2014. The cost of Marketplace revenue decreases on percentage of revenue basis were in line with the corresponding decrease in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $85, or 7% for the three-months ended January 31, 2015, compared to the corresponding period of fiscal 2014. Operating expenses decreased by $162, or 7% for the six-month period ended January 31, 2015, compared to the corresponding period of fiscal 2014.

The decrease in operating expenses in the three-months ended January 31, 2015, as compared to the corresponding period of the prior fiscal year, resulted from a $116 decrease in corporate salaries, wages and benefits and a $7 decrease in depreciation and amortization offset somewhat by a $38 increase in selling, general and administrative expense.

The decrease in operating expenses in the six-months ended January 31, 2015, as compared to the corresponding period of fiscal 2014, resulted from a $192 decrease in corporate salaries, wages and benefits and a $26 decrease in depreciation and amortization offset somewhat by a $56 increase in selling, general and administrative expense.

Income from operations for the three-months ended January 31, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $76, or 36%. Income from operations for the six-month period ended January 31, 2015, as compared to the corresponding period of fiscal 2014, decreased by $95, or 21%.

Net income for the three-months ended January 31, 2015, as compared to the corresponding period of fiscal 2014, decreased by $55, or 34%. Net income for the six-month period ended January 31, 2015, as compared to the corresponding period of fiscal 2014, decreased by $76, or 22%.

Earnings per share, both basic and diluted, decreased by $0.02, or 33% to $0.04 per share in the three-months ended January 31, 2015 compared to the three-months ended January 31, 2014. Earnings per share, both basic and diluted, decreased $0.03, or 23% to $0.10 per share for the six-month period ended January 31, 2015 compared to the six-month period ended January 31, 2014.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-months ended January 31, 2015 and 2014 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2015		2014		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$3,238	100%	$3,696	100%	$6,355	100%	$7,121	100%

Costs and expenses:
Cost of Marketplace revenue	2,012	62%	2,309	62%	3,936	62%	4,445	63%
Salaries, wages and employee benefits	512	16%	628	17%	956	15%	1,148	16%
Selling, general and administrative	554	17%	516	14%	1,069	17%	1,013	14%
Depreciation and amortization	23	1%	30	1%	46	1%	72	1%
	3,101	96%	3,483	94%	6,007	95%	6,678	94%

Income from operations	137	4%	213	6%	348	5%	443	6%

Interest income, net	26	1%	28	1%	49	1%	59	1%

Income before income taxes	163	5%	241	7%	397	6%	502	7%

Provision for income taxes	55	2%	78	3%	134	2%	163	2%

Net income	$108	3%	$163	4%	$263	4%	$339	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes web services, media and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2015	2014	(decrease)	2015	2014	(decrease)

Transaction fees	$2,070	$2,419	-14%	$4,026	$4,623	-13%
Association fees	1,040	1,092	-5%	2,088	2,202	-5%
Other revenue	128	185	-31%	241	296	-19%
	$3,238	$3,696	-12%	$6,355	$7,121	-11%

Marketplace revenue decreased by $458, or 12%, for the three-months ended January 31, 2015, as compared to the corresponding period ended January 31, 2014. Marketplace revenue decreased by $766, or 11% for the six-month period ended January 31, 2015, as compared to the six-month period ended January 31, 2014.

Transaction fee revenue for the three-months ended January 31, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $349, or 14%. Transaction fee revenue for the six-month period ended January 31, 2015, as compared to the corresponding period of fiscal 2014, decreased by $597, or 13%. The decrease for both the three and the six-month periods is the result of lower volume of business being transacted in the ITEX Marketplace. We believe there is a general decline in trade transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing.

Association fee revenue for the three-months ended January 31, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $52, or 5%. Association fee revenue for the six-month period ended January 31, 2015, as compared to the corresponding period of fiscal 2014, decreased by $114, or 5%. The decrease for both the three and the six-month periods is the result of a decrease in the net members participating in the Marketplace.

Other revenue for the three-months ended January 31, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $57, or 31%. Other revenue for the six-months ended January 31, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $55, or 19%.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $73 and $107 as ITEX dollar revenue for the three-months ended January 31, 2015 and 2014, respectively. We recorded $123 and $148 as ITEX dollar revenue for the six-months ended January 31, 2015 and 2014, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ended January 31, 2015 were for equipment, legal services, printing, outside services, marketing and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,			Six-months ended January 31,		Percent
	2015	2014	Percent (decrease)	2015	2014	increase (decrease)

Transaction fee commissions	$1,561	$1,830	-15%	$3,022	$3,492	-13%
Association fee commissions	380	398	-5%	751	795	-6%
Other costs of revenue	71	81	-12%	163	158	3%
	$2,012	$2,309	-13%	$3,936	$4,445	-11%

Costs of Marketplace revenue as percentage of total revenue	62%	62%		62%	62%

Costs of Marketplace revenue for the three-months ended January 31, 2015, as compared to the three-months ended January 31, 2014, decreased by $297, or 13%. Costs of Marketplace revenue for the six-month period ended January 31, 2015, as compared to six-month period ended January 31, 2014, decreased by $509, or 11%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue was the same for both the three and six-month periods ended January 2015.

Transaction fee commissions decreased by $269, or 15% for the three-months ended January 31, 2015, as compared to the corresponding period of fiscal 2014. The decrease in transaction fee commissions is due to a corresponding decrease in transaction volume. Transaction fee commissions decreased by $470, or 13% for the six-month period ended January 31, 2015 as compared to the corresponding period of fiscal 2014. The reduction was due to a corresponding decrease in transaction fee revenue for the comparable periods.

Association fee commissions decreased by $18, or 5% for the three-month period ended January 31, 2015 as compared to the corresponding periods of fiscal 2014. The decrease in commissions was due to the corresponding decrease in association fee revenue for the same period. Association fee commissions decreased by $44, or 6% for the six-month period ended January 31, 2015 as compared to the corresponding periods of fiscal 2014. The decrease in commissions was due to the corresponding decrease in association fee revenue for the same period.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as broker computer upgrades, marketing and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $10, or 12% for the three-month period ended January 31, 2015 as compared to the corresponding period of 2014. Other costs of revenue increased by $5 or 3% for the six-month period ended January 31, 2015 as compared to the corresponding period of 2014.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for corporate employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2015	2014	decrease	2015	2014	decrease

Corporate salaries, wages and employee benefits	$512	$628	-18%	$956	$1,148	-17%

Corporate salaries, wages and employee benefits as percentage of total revenue	16%	17%		15%	16%

Salaries, wages, employee benefits decreased by $116 and $192 or 18% and 17%, respectively for the three and six-month periods ended January 31, 2015 as compared to the corresponding periods of fiscal 2014. The decrease in both periods is primarily related to a reduction in headcount during the six-months ended January 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2015	2014	increase	2015	2014	increase

Selling, general and administrative expenses	$554	$516	7%	$1,069	$1,013	6%

Selling, general and administrative expenses as percentage of total revenue	17%	14%		17%	14%

Selling, general and administrative expenses increased by $38 and by $56, or 7% and 6%, respectively, for the three and six-month periods ended January 31, 2015, as compared to the three and six-month periods ended January 31, 2014. Our selling, general and administrative expenses also increased as a percentage of total revenues in the periods presented.

The increase is due primarily to an increase in foreign currency expense due to the Canadian dollar declining in value against the US dollar and bad debt expense. Foreign currency expense increased for the three and six-month periods ended January 31, 2015 by $65 and by $84, or 123% and 131%, respectively, compared to the three and six-months ended January 31, 2014. Bad debt expense increased for the three and six-month periods ended January 31, 2015 by $21 and by $32, or 32% and 24%, respectively, compared to the three and six-months ended January 31, 2014. The above increases in expense were offset somewhat by a reduction in consulting fees of $32 and by $51, or 97% and 77%, respectively, compared to the three and six-months ended January 31, 2014. In addition, supplies, which primarily includes costs associated with our use of ITEX dollars for business purposes, for the three and six-month periods ended January 31, 2014 decreased by $26 and by $17, or 24% and 11%.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2015	2014	decrease	2015	2014	decrease

Depreciation and amortization	$23	$30	-23%	$46	$72	-36%

Depreciation and amortization as percentage of total revenue	1%	1%		1%	1%

Depreciation and amortization decreased by $7 and $26, or 23% and 36%, respectively, for the three and the six-month periods ended January 31, 2015, as compared to the three and six-month periods ended January 31, 2014. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2015	2014	(decrease)	2015	2014	(decrease)

Other income	$26	$28	-7%	$49	$59	-17%

Other income, as percentage of total revenue	1%	1%		1%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. From time to time, as part of our initiative to support brokers and as a way to generate return on capital; we provide loans to our brokers. Each loan is primarily secured by the broker’s ITEX office.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended January 31				Six-months ended January 31,
	2015		2014		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$55	34%	$84	35%	$135	34%	$175	35%
State income taxes	-	0%	(6)	-2%	(1)	0%	(12)	-2%

Provision for income taxes	$55	34%	$78	33%	$134	34%	$163	33%

We recognized a $55 and $134 provision for income taxes, in the three and six-month periods ended January 31, 2015, respectively, as compared to the $78 and $163 provision for income taxes in the three and six-month periods ended January 31, 2014. Provision for income taxes decreased by $23 and $29, respectively for the three and six-months ended January 31, 2015, as compared to the corresponding period of fiscal 2014. The decrease in income taxes in 2015 was due to the reduction of taxable income in the comparable periods.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2015 is similar to that used in the same periods ended January 31, 2014. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2015 and 2014 is lower than statutory rates due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of January 31, 2015, and July 31, 2014, we had $4,017 and $3,673, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2015. We had no outstanding balance on our line of credit as of January 31, 2015.

The following table presents a summary of our cash flows for the six-months ended January 31, 2015 and 2014 (in thousands) (unaudited):

	Six-months ended January 31,
	2015	2014

Cash provided by operating activities	$496	$571
Cash provided by (used) in investing activities	148	(174)
Cash used in financing activities	(300)	(355)
Increase in cash	$344	$42

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

Operating Activities

For the six-months ended January 31, 2015 net cash provided by operating activities was $496 compared with $571 in the six-months ended January 31, 2014 a decrease of $75 or 13%. The decrease in net cash provided by the operating activities is a result of the reduction in net income along with the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2015	2014

Net income	$263	$339
Add: non-cash expenses	462	463
Changes in operating assets and liabilities	(229)	(231)
Net cash provided by operating activities	$496	$571

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

As of January 31, 2015, our net deferred tax asset was $3,899, which represents approximately 29% of our total assets. The realization of our deferred tax asset is dependent upon our future earnings, the timing and amount of which are uncertain, and may be subject to an annual limitation as a result of ownership changes that that could occur in the future.   See Risk Factor below “Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity.”

We have goodwill of $3,191 and other intangible assets of $130 as of January 31, 2015, which represents approximately 25% of our total assets. Goodwill is not amortized, but instead tested for impairment at least annually, and when events or changes in circumstances indicate the carrying value may not be recoverable. See Risk Factor below “If our goodwill or intangible assets become impaired we may be required to record a charge to earnings, and there could be a negative impact on stockholders’ equity.”

Investing Activities

Net cash provided by (used in) investing activities was primarily the result of purchase of property and equipment, the collections on notes receivable from corporate office sales and broker loans.

For the six-months ended January 31, 2015, net cash provided by investing activities was $148 compared with $174 used in investing activities in the six-months ended January 31, 2014, an increase of $322, or 185%. In the six-months ended January 31, 2015, the net cash provided by investing activities was primarily related to $183 in note receivable principal collections offset by $31 in advances on loans.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the six-months ended January 31, 2015, net cash used in financing activities was $300 compared with $355 used in financing activities in the six-months ended January 31, 2014, a decrease of cash used in financing activities of $55, or 15%. The decrease is primarily due to a $54 decrease in repurchases of common stock during the six-months ended January 31, 2015, when compared to the previous comparable period.

In the six-months ended January 31, 2015, we declared and paid $286 in cash dividends to our stockholders compared to $290 in cash dividends paid to our stockholders in the six-months ended January 31, 2014.

Commitments

We lease office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The term of the lease extends through April 30, 2015, and thereafter expires the earlier of April 30, 2016 or upon 90 days’ notice from either the Company or its landlord.

Our contractual commitments at January 31, 2015 are presented below (in thousands) (unaudited):

Year ending July 31,	Operating leases

2015 (1)	42

Total	$42

(1)	The expected payments for 2015 reflect future minimum payments for the six-month period from February 1, 2015 to July 31, 2015.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 9% for the year ended July 31, 2014, compared to the previous year ended July 31, 2013 and decreased 12% for the three-months ended January 31, 2015 compared to the same period ended January 31, 2014. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity

As of January 31, 2015, we reported a consolidated federal net operating loss (“NOL”) carryforward of approximately $3.9 million, which represents approximately 29% of our total assets. The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. Federal and state tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. Generally, an ownership change occurs if the percentage of the value of the stock that is owned in the aggregate by our direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during any three-year testing period. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us and cause us to pay U.S. federal income taxes earlier than we otherwise would, adversely affecting our future cash flow. The write off of NOL carryforward tax benefits would also negatively affect our net earnings and reduce stockholders’ equity.

If our goodwill or intangible assets become impaired we may be required to record a charge to earnings, and there could be a negative impact on stockholders’ equity

We have goodwill of $3.2 million and other intangible assets of $130,000 as of January 31, 2015, which represents approximately 25% of our total assets. Goodwill represents the excess of cost over the fair value of identified net assets acquired. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, adverse changes in legal factors or the business climate, and lowered expectations of future financial results. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would reduce earnings in such period, and reduce stockholders’ equity. We cannot accurately predict the amount, if any, or the timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 6.7% and 7.6% in the years ended July 31, 2014 and 2013, respectively. Part of our cash reserves are held in Canadian banks and subject to currency exchange rate fluctuations. Foreign currency expense for the three-months ended January 31, 2015 increased by $65 compared to the three-months ended January 31, 2014. Foreign currency exchange fluctuations may or may not materially adversely affect our operations. Changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins or value of bank holdings which could result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,272 at January 31, 2015 and $1,424 at July 31, 2014. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

The market for our securities has limited liquidity and may become less liquid

Our common stock currently trades on the OTC Pink tier of the over-the-counter market known as the OTC Marketplace. The OTC Marketplace has three tiers, consisting of OTCQX, OTCQB and OTC Pink marketplaces. Many of the securities quoted in the OTC Marketplace do not have a liquid market. They are infrequently traded and can move up or down in price substantially from one trade to the next. As a result, an investment in our shares may be illiquid even if there is a market. Moreover, our securities are not listed on a national securities exchange. Under current regulations national securities exchanges have the ability to offer certain advantages to listed companies. For example, securities listed on a national securities exchange are exempt from state Blue Sky laws covering the offer or sale of securities within the state. We avail ourselves of applicable Blue Sky exemptions, however there are certain states in which we have not qualified for an exemption and our shares may not be traded. National securities exchanges also offer the ability to margin certain listed securities and the potential inclusion of listed securities in certain exchange-traded funds and indices. These differences between our marketplace and the national securities exchanges may make certain investors choose to not invest in our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended January 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
11/01/14 - 11/30/14	-	-	-	-
12/01/14 – 12/31/14	52	$2.80	52	$1,054,908
01/01/15 - 01/31/15	100	$3.03	100	$1,054,605

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 16, 2015	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: March 16, 2015	By:	/s/ John Wade
John Wade
Chief Financial Officer

