Form 10-Q
period 2015-04-30
ITEX CORP
filed 2015-06-11
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015.

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

As of April 30, 2015, we had 2,096,862 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

For the Three-month and Nine-month Period Ended April 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2015	July 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,287	$3,673
Accounts receivable, net of allowance of $441 and $357	926	658
Prepaid expenses	168	104
Loans and advances	5	15
Deferred tax asset, net of allowance of $15	542	542
Notes receivable	306	318
Other current assets	20	30
Total current assets	3,254	5,340

Property and equipment, net of accumulated depreciation of $443 and $415	47	74
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $95 and net of current portion	3,246	3,492
Intangible assets, net of accumulated amortization of $3,311 and $3,270	116	157
Notes receivable, net of current portion	868	1,106
Other long-term assets	10	11
Total assets	10,732	13,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	41	52
Commissions payable to brokers	454	267
Accrued commissions to brokers	549	728
Accrued expenses	303	254
Deferred revenue	26	32
Advance payments	119	106
Note payable, current portion	-	3
Total current liabilities	1,492	1,442

Total liabilities	1,492	1,442

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,899 shares and 2,602 shares issued and outstanding, respectively	19	26
Additional paid-in capital	22,335	25,222
Stockholder notes receivable	(7)	(161)
Accumulated deficit	(13,107)	(13,158)
Total stockholders' equity	9,240	11,929

Total liabilities and stockholders’ equity	$10,732	$13,371

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three-months Ended April 30,		Nine-months Ended April 30,
	2015	2014	2015	2014

Revenue:
Marketplace revenue and other revenue	$2,783	$3,214	$9,138	$10,336

Costs and expenses:
Cost of Marketplace revenue	1,673	1,915	5,609	6,360
Salaries, wages and employee benefits	459	588	1,416	1,736
Selling, general and administrative	319	481	1,389	1,495
Depreciation and amortization	23	24	68	96
	2,474	3,008	8,482	9,687

Income from operations	309	206	656	649

Other income:
Other income	20	24	69	83

	20	24	69	83

Income before income taxes	329	230	725	732

Income tax expense	111	75	244	238

Net income	$218	$155	$481	$494

Net income per common share:
Basic	$0.09	$0.06	$0.19	$0.19
Diluted	$0.09	$0.06	$0.19	$0.19

Weighted average shares outstanding:
Basic	2,527	2,623	2,589	2,618
Diluted	2,533	2,628	2,594	2,618

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED APRIL 30, 2015

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Notes	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

Common stock repurchased and retired	(14)	-	(42)	-	-	(42)

Tender offer	(750)	(8)	(2,992)	-	-	(3,000)

Payments on stockholder notes receivable	-	-	-	37	-	37

Cancellation of broker stock purchase	(29)	-	(117)	117	-	-

Stock based compensation expense	90	1	264	-	-	265

Dividend payment	-	-	-	-	(430)	(430)

Net income	-	-	-	-	481	481

Balance at April 30, 2015	1,899	$19	$22,335	$(7)	$(13,107)	$9,240

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months ended April 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$481	$494
Items to reconcile to net cash provided by operations:
Depreciation and amortization	68	96
Stock based compensation	265	309
Increase (decrease) in allowance for uncollectible receivables	84	(27)
Change in deferred income taxes	246	256
Changes in operating assets and liabilities:
Accounts receivable	(352)	(276)
Prepaid expenses	(64)	(71)
Loans and advances	10	(27)
Other assets	11	(29)
Accounts payable and other expenses payable	(11)	(4)
Commissions payable to brokers	187	(299)
Accrued commissions to brokers	(179)	378
Accrued expenses	49	40
Deferred revenue	(6)	(5)
Advance payments	13	(31)
Long-term liabilities	-	(8)
Net cash provided by operating activities	802	796

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on note payable	(3)	(2)
Purchase of property and equipment	-	(47)
Payments received from notes receivable	280	353
Advances on loans	(30)	(442)
Net cash provided by (used in) provided by investing activities	247	(138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	37	44
Repurchase of Common stock	(42)	(352)
Tender offer	(3,000)	-
Cash dividend paid to Common Shareholders	(430)	(435)
Net cash used in financing activities	(3,435)	(743)

Net decrease in cash	(2,386)	(85)
Cash at beginning of period	3,673	3,352
Cash at end of period	$1,287	$3,267

Supplemental cash flow information:
Cash paid for taxes	$14	$48
Cancellation of Brokers notes receivable	$117	$-

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(In thousands, except per share amounts)

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise networks (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing our “virtual currency” (“ITEX dollars”). Our virtual currency is only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members.

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

Income per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of April 30, 2015, we had no contracts to issue common stock. The Company also had 198 unvested shares of restricted stock of which 15 shares were dilutive and resulted in additional 5 shares being included in dilutive earnings per share for the nine-months ended April 30, 2015.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2015 and 2014 (in thousands, except per share data) (unaudited):

	Three-months Ended April 30,		Nine-months Ended April 30,
	2015	2014	2015	2014

Net income available for shareholders	$218	$155	$481	$494

Weighted avg. outstanding shares of common stock	2,527	2,623	2,589	2,618
Dilutive effect of restricted shares	6	5	5	-
Common stock and equivalents	2,533	2,628	2,594	2,618
Earnings per share:
Basic	$0.09	$0.06	$0.19	$0.19
Diluted	$0.09	$0.06	$0.19	$0.19

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2 – COMMITMENTS

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The term of the lease expires the earlier of April 30, 2016 or upon 90 days’ notice from either the Company or its landlord.

Rent expense, including utilities and common area charges, was $47 and $48, respectively for the three-month periods ended April 30, 2015 and 2014. Rent expense was $128 for each of the nine-month periods ended April 30, 2015 and 2014.

In addition to the foregoing lease commitments, the Company is a party to several non-cancelable and non-refundable purchase commitments. Those purchase obligations consist primarily of arrangements for telecommunications and co-location services for the Company’s network operations.

There are no future minimum payments at April 30, 2015 under any non-cancelable commitments.

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

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2015 is similar to that used in the similar periods ended April 30, 2014. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2015 is lower than that used in the three and nine-month periods ended April 30, 2014, due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

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

For the nine-months ended April 30, 2015 we have recognized income tax expense of $244 for our estimated federal and state income tax provision including both current and deferred income taxes for the nine-months ended April 30, 2015. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of April 30, 2015 the net deferred tax asset was $3,788.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

On March 16, 2015, the Company commenced a partial tender offer to purchase up to 750 shares of its common stock, at a price of $4.00 per share. The tender offer expired on April 15, 2015. Based on the final tabulation by OTR, Inc., the depositary for the tender offer, approximately 889 shares of ITEX common stock were properly tendered and not withdrawn and not excluded because tendered conditionally. ITEX accepted for purchase 750 shares of its common stock, including all “odd lots” properly tendered, at a purchase price of $4.00 per share, for an aggregate cost of $3,000, excluding fees and expenses relating to the tender offer. The shares purchased in the tender offer represented approximately 26.1% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of April 30, 2015.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the nine-month period ended April 30, 2015, the Company repurchased 14 shares of common stock for $42. During the nine-month period ended April 30, 2014, the Company repurchased 83 shares of common stock for $352.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $265 and $309 of stock based compensation expense for the nine-month periods ended April 30, 2015 and 2014, respectively.

At April 30, 2015, 183 shares of common stock granted under the 2004 Plan remained unvested and 15 under the 2014 plan. At April 30, 2015, the Company had $669 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

At our Annual Meeting of Stockholders held on May 15, 2015, the stockholders re-elected the incumbent directors for another term and ratified the selection of EKS&H as our independent registered public accounting firm for the fiscal year ending July 31, 2015.

On May 15, 2015, the Board of Directors of ITEX Corporation declared a cash dividend of $0.05 per share payable on June 19, 2015, to stockholders of record as of the close of business on June 9, 2015.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2015” for August 1, 2014 to July 31, 2015, “2014” for August 1, 2013 to July 31, 2014). Our third quarter is the three-month period from February 1, 2015 to April 30, 2015 (“three-month period ended April 30”). Our first nine months is from August 1, 2014 to April 30, 2015. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results. For the three-months ended April 30, 2015, as compared to the three-months ended April 30, 2014, our revenue decreased by $431, or 13%, from $3,214 to $2,783, our income from operations increased by $103, or 50%, from $206 to $309, and our net income increased by $63, or 41% from $155 to $218. For the nine-month period ended April 30, 2015, as compared to the nine-month period ended April 30, 2014, our revenue decreased by $1,198, or 12%, from $10,336 to $9,138 and our income from operations increased by $7, or 1%, from $649 to $656 and our net income decreased by $13 or 3% from $494 to $481.

•	Revenue Sources. Our decrease in revenues for the three and nine-months ended April 30, 2015 reflects a reduction in our transaction volume and a reduction in our membership base. For the three-months ended April 30, 2015, as compared to the three-months ended April 30, 2014 association revenue decreased $116, or 11% from $1,039 to $923 and our transaction revenue decreased $236, or 12% from $2,004 to $1,768. For the nine-months ended April 30, 2015, as compared to the nine-months ended April 30, 2014 association revenue decreased $231, or 7% from $3,241 to $3,010 and our transaction revenue decreased $834, or 13% from $6,627 to $5,793.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributed in part to customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing. Although we seek to increase revenues through organic growth and the development of new revenue sources, the primary driver of revenue growth in past years has been through our business acquisitions. These acquisitions are intermittent and cannot be relied upon as a future source of revenue growth, because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe an expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	Adding new brokers.

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

•	Internet Applications and Web Services. We continually enhance our internet applications and web services to make our online services more user friendly to our employees, brokers and members, and to create confidence in the Marketplace. We refresh the content at our website www.itex.com to better tell our story and make it more community driven. We are seeking potential additional revenue opportunities which may be derived from licensing our virtual currency platform to third parties.

•	Smart Phone technology. We seek to provide useful tools to members to enable them to expand their trading community, find local customers and instantly complete transactions through a mobile device. During the first quarter we launched a Smart Phone application, ITEX MobileSM with ITEXpaySM which enables our members to easily register new prospects into our Marketplace, complete transactions and search for other members.

•	Financial Position. We reduced our cash during the quarter as a result of the completion of a partial tender offer in which $3,000 was returned to stockholders through the purchase of 750 shares of ITEX common stock. At April 30, 2015, we had a cash balance of $1,287, compared to a balance of $3,673 at July 31, 2014. Our net cash flows provided by operating activities were $802 for the nine-month period ended April 30, 2015, compared to $796 for the corresponding period the previous year. Our business model has demonstrated the ability to generate consistent cash flows, which have historically supplied us with our primary source of liquidity. We seek to maintain a liquidity cushion sufficient to fund our business activity and handle contingencies, while preserving the ability to return cash to our stockholders through dividends and share buybacks. However, our Board of Directors may decide to use capital for acquisitions, revenue generating opportunities or other corporate purposes. See Risk Factor below “Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.”

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Marketplace revenue and other revenue	$2,783	$3,214	$9,138	$10,336

Cost of marketplace revenue	$1,673	$1,915	$5,609	$6,360
Operating expenses	801	1,093	2,873	3,327
Income from operations	309	206	656	649

Other income (expense)	20	24	69	83
Income before income taxes	329	230	725	732

Provision for income taxes	111	75	244	238

Net income	$218	$155	$481	$494

Net income per common share:
Basic	$0.09	$0.06	$0.19	$0.19
Diluted	$0.09	$0.06	$0.19	$0.19

Average common and equivalent shares:
Basic	2,527	2,623	2,589	2,618
Diluted	2,533	2,628	2,594	2,618

Revenue for the three-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014 decreased by $431, or 13%. Revenue for the nine-month period ended April 30, 2015, as compared to the corresponding nine-month period of fiscal 2014, decreased by $1,198, or 12%. The decrease in revenues for the three and nine-months ended April 30, 2015 was from a reduction in transaction volume along with a reduction in our membership base.

Cost of Marketplace revenue, which includes association and transaction commissions paid to brokers and other Marketplace related expenses, decreased by $242, or 13% for the three-month period ended April 30, 2015, compared to the corresponding period of fiscal 2014. Cost of Marketplace revenue decreased by $751, or 12% for the nine-month period ended April 30, 2015, compared to the corresponding period of fiscal 2014. The cost of Marketplace revenue decreases for both periods were in line with the corresponding decrease in revenue.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $292, or 27% for the three-months ended April 30, 2015, compared to the corresponding period of fiscal 2014. Operating expenses decreased by $454, or 14% for the nine-month period ended April 30, 2015, compared to the corresponding period of fiscal 2014.

The decrease in operating expenses in the three-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014, primarily resulted from a $162 decrease in selling, general and administrative expense and a $129 decrease in salaries, wages and benefits.

The decrease in operating expenses in the nine-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014, resulted from a $320 decrease in salaries, wages and benefits, a $106 decrease in selling, general and administrative expense, and a decrease of $28 in depreciation and amortization.

Income from operations for the three-months ended April 30, 2015, as compared to the corresponding quarter of fiscal 2014, increased by $103, or 50%. Income from operations for the nine-month period ended April 30, 2015, as compared to the corresponding period of fiscal 2014, increased by $7, or 1%.

Net income for the three-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014, increased by $63, or 41%. Net income for the nine-month period ended April 30, 2015, as compared to the corresponding period of fiscal 2014, decreased by $13, or 3%.

Earnings per share, both basic and diluted, increased by $0.03, or 50% to $0.09 per share in the three-months ended April 30, 2015 compared to the three-months ended April 30, 2014. Earnings per share, both basic and diluted, was $0.19 per share for each of the nine-month periods ended April 30, 2015 and April 30, 2014.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended April 30, 2015 and 2014, with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2015		2014		2015		2014

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,783	100%	$3,214	100%	$9,138	100%	$10,336	100%

Costs and expenses:
Cost of Marketplace revenue	1,673	60%	1,915	60%	5,609	61%	6,360	62%
Salaries, wages and employee benefits	459	16%	588	18%	1,416	15%	1,736	17%
Selling, general and administrative	319	12%	481	15%	1,389	16%	1,495	14%
Depreciation and amortization	23	1%	24	1%	68	1%	96	1%
	2,474	89%	3,008	94%	8,482	93%	9,687	94%

Income from operations	309	11%	206	6%	656	7%	649	6%

Interest income, net	20	1%	24	1%	69	1%	83	1%

Income before income taxes	329	12%	230	7%	725	8%	732	7%

Provision for income taxes	111	4%	75	2%	244	3%	238	2%

Net income	$218	8%	$155	5%	$481	5%	$494	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues. Other revenue includes late fees, finance charges and ITEX dollar revenue. The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	(decrease)	2015	2014	(decrease)

Transaction fees	$1,768	$2,004	-12%	$5,793	$6,627	-13%
Association fees	923	1,039	-11%	3,010	3,241	-7%
Other revenue	92	171	-46%	335	468	-28%
	$2,783	$3,214	-13%	$9,138	$10,336	-12%

Marketplace revenue decreased by $431, or 13%, for the three-months ended April 30, 2015, as compared to the corresponding period ended April 30, 2014. Marketplace revenue decreased by $1,198, or 12% for the nine-month period ended April 30, 2015, as compared to the nine-month period ended April 30, 2014.

Transaction fee revenue for the three-months ended April 30, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $236, or 12%. Transaction fee revenue for the nine-month period ended April 30, 2015, as compared to the corresponding period of fiscal 2014 decreased by $834, or 13%. The decrease for both the three and the nine-month periods is the result of the decrease in the volume of transactions that took place in the Marketplace. We believe there is a general decline in Marketplace transaction volume reflecting customer access to more sales channel options, plus ease of purchasing power from big box stores and many Internet sites featuring discounted pricing.

Association fee revenue for the three-months ended April 30, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $116, or 11%. Association fee revenue for the nine-month period ended April 30, 2015, as compared to the corresponding period of fiscal 2014, decreased by $231, or 7%. The decrease for both the three and nine-month periods is the result of a decrease in the net members participating in the Marketplace.

Other revenue for the three-months ended April 30, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $79, or 46%. Other revenue for the nine-months ended April 30, 2015, as compared to the corresponding quarter of fiscal 2014, decreased by $133, or 28%. The primary reason for the decrease in other revenue for both the three and nine-month periods is the result of a decrease in the use of ITEX dollars used for corporate purposes (see the next section “ITEX Dollar Revenue” for a discussion on how ITEX dollars are used and recorded in our financial statements).

ITEX Dollar Revenue

As described in notes to our consolidated financial statements in our annual report on Form 10-K filed with the SEC on October 15, 2014, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. ITEX dollars earned from members are later used by us as a method of payment in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising, as well as for certain general corporate and Marketplace expenses. ITEX dollars are only usable in our Marketplace and are not convertible to USD.

We have implemented measures to maintain the integrity of our role in the Marketplace economy, and to protect against the misuse or misappropriation of ITEX dollars. For example:

•	All ITEX dollar purchases for corporate and Marketplace purposes are approved by senior management.

•	We do not sell or purchase ITEX dollars for USD.

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts equal to expenses we incurred and paid for in ITEX dollars. We recorded $24 and $112 as ITEX dollar revenue for the three-months ended April 30, 2015 and 2014, respectively. We recorded $147 and $260 as ITEX dollar revenue for the nine-months ended April 30, 2015 and 2014, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ended April 30, 2015 were for equipment, legal services, printing, outside services, marketing and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	(decrease)	2015	2014	(decrease)

Transaction fee commissions	$1,298	$1,485	-13%	$4,320	$4,978	-13%
Association fee commissions	320	366	-13%	1,071	1,162	-8%
Other costs of revenue	55	64	-14%	218	220	-1%
	$1,673	$1,915	-13%	$5,609	$6,360	-12%

Costs of Marketplace revenue as percentage of total revenue	60%	60%		61%	62%

Costs of Marketplace revenue for the three-months ended April 30, 2015, as compared to the three-months ended April 30, 2015, decreased by $242, or 13%. Costs of Marketplace revenue for the nine-month period ended April 30, 2015, as compared to nine-month period ended April 30, 2014, decreased by $751, or 12%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods.

Transaction fee commissions decreased by $187 or 13% for the three-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014. Transaction fee commissions decreased by $658 or 13% for the nine-month period ended April 30, 2015 as compared to the corresponding period of fiscal 2014. The decrease in transaction fee commissions for both the three and nine-month periods is due to similar decreases in the transaction fee revenue.

Association fee commissions decreased by $46 and $91, or 13% and 8%, respectively for the three and nine-month periods ended April 30, 2015 as compared to the corresponding periods of fiscal 2014. The decrease in association commissions was primarily due to the decrease in association fee revenue for the same periods.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as postage and credit card processing fees along with other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $9 and $2 or 14% and 1%, respectively for the three and nine-month periods ended April 30, 2015 as compared to the corresponding periods of fiscal 2014.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	decrease	2015	2014	decrease

Salaries, wages and employee benefits	$459	$588	-22%	$1,416	$1,736	-18%

Salaries, wages and employee benefits as percentage of total revenue	16%	18%		15%	17%

Salaries, wages and employee benefits decreased by $129, or 22%, for the three-month period ended April 30, 2015 and decreased by $320 or 18%, for the nine-month period ended April 30, 2015 as compared to the corresponding periods of fiscal 2014. The decrease in both periods is primarily related to a reduction in headcount made at the beginning of the 2015 year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	decrease	2015	2014	decrease

Selling, general and administrative expenses	$319	$481	-34%	$1,389	$1,495	-7%

Selling, general and administrative expenses as percentage of total revenue	11%	15%		15%	14%

Selling, general and administrative expenses decreased by $162 and by $106, or 34% and 7%, respectively, for the three and nine-month periods ended April 30, 2015, as compared to the three and nine-month periods ended April 30, 2014.

The decrease is due primarily to a decrease in consulting and supplies offset somewhat by unfavorable foreign currency exchange rates and bad debt. Consulting fees for the three and nine-month periods ended April 30, 2015 decreased by $44 and by $95, or 98% and 86%, respectively, compared to the three and nine-months ended April 30, 2014, as we concluded certain outside consulting projects in the 2014 year. Supplies, which primarily includes costs associated with our use of ITEX dollars for business purposes, for the three and nine-month periods ended April 30, 2015 decreased by $90 and by $108, or 75% and 39%, respectively. Foreign currency expense for the nine-month period ended April 30, 2015 increased by $66, or 135%, due to the Canadian dollar declining in value against the US dollar. Bad debt expense for the nine-month period ended April 30, 2015 increased by $43, or 21%.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets, including intangible assets obtained in business combinations. Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	decrease	2015	2014	decrease

Depreciation and amortization	$23	$24	-4%	$68	$96	-29%

Depreciation and amortization as percentage of total revenue	1%	1%		1%	1%

Depreciation and amortization decreased by $1 and $28, or 4% and 29%, respectively for the three and the nine-month periods ended April 30, 2015, as compared to the three and the nine-month periods ended April 30, 2014. There have been no material additions of property and equipment and intangible assets in 2015, which along with expiring intangible asset amortization periods has resulted in a decreased amount of depreciation and amortization.

Other income

Other income includes interest received on notes receivable and promissory notes.

Comparative results are as follows (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent
	2015	2014	decrease	2015	2014	decrease

Other income	$20	$24	-17%	$69	$83	-17%

Other income, as percentage of total revenue	1%	1%		1%	1%

Interest income is derived primarily from our notes receivable for corporate office sales and general loans to brokers. From time to time, as part of our initiative to support brokers and as a way to generate return on capital; we provide loans to our brokers. Each loan is primarily secured by the broker’s ITEX office.

Income Taxes

Comparative results are as follows (in thousands) (unaudited):

	Three-Months ended April 30				Nine-months ended April 30,
	2015		2014		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Expected tax provison at federal statutory rate	$112	34%	$80	35%	$246	34%	$256	35%
State income taxes	(1)	-2%	(5)	-2%	(2)	0%	(18)	-2%

Provision for income taxes	$111	32%	$75	33%	$244	34%	$238	33%

We recognized a $111 and $244 provision for income taxes, in the three and nine-month periods ended April 30, 2015, respectively, as compared to the $75 and $238 provision for income taxes in the three and nine-month periods ended April 30, 2014. Provision for income taxes increased by $36 and $6, respectively for the three and nine-months ended April 30, 2015, as compared to the corresponding period of fiscal 2014. The increase in income taxes in 2015 was due to the increase of taxable income in the comparable periods.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2015 is similar to that used in the same periods ended April 30, 2014. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2015 and 2014 is lower than statutory rates due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are cash flows provided by operating activities, existing cash and cash equivalents, and a line of credit facility. As of April 30, 2015 and July 31, 2014, we had $1,287 and $3,673, respectively, in cash. Additionally, we have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2015. We had no outstanding balance on our line of credit as of April 30, 2015.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2015 and 2014 (in thousands) (unaudited):

	Nine-months ended April 30,
	2015	2014

Cash provided by operating activities	$802	$796
Cash provided by (used in) provided by investing activities	247	(138)
Cash (used in) financing activities	(3,435)	(743)
Decrease in cash	$(2,386)	$(85)

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

Operating Activities

For the nine-months ended April 30, 2015, net cash provided by operating activities was $802 compared with $796 in the nine-months ended April 30, 2014 an increase of $6, or 1%.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2015	2014

Net income	$481	$494
Add: non-cash expenses	663	634
Add: changes in operating assets and liabilities	(342)	(332)
Net cash provided by operating activities	$802	$796

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, bad debt expense, stock-based compensation and changes in the deferred portion of the provision (benefit) for income taxes.

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

Investing Activities

Net cash provided by (used in) investing activities was primarily the result of purchases of property and equipment, collections on notes receivable and advances on loans.

For the nine-months ended April 30, 2015, net cash provided by investing activities was $247 compared with $138 used in investing activities in the nine-months ended April 30, 2014, an increase of $385, or 279%. In the nine-months ended April 30, 2015, the net cash provided by investing activities was primarily related to $280 in note receivable principal collections offset by $30 in loans made to brokers and $3 used for the payments on notes payable. In the nine-months ended April 30, 2014, the net cash used in investing activities was primarily related to $442 in loans made to brokers and $47 used for the purchase of property and equipment offset by $353 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the nine-months ended April 30, 2015, net cash used in financing activities was $3,435 compared with $743 used in financing activities in the nine-months ended April 30, 2014, an increase of cash used in financing activities of $2,692, or 362%.

In the nine-months ended April 30, 2015, the net cash used in financing activities was primarily related to a $3,000 tender offer, $430 in cash dividends to our stockholders and $42 to repurchase 14 shares of our common stock through our stock repurchase program offset by $37 received in principal payments on stockholder notes receivable.

In the nine-months ended April 30, 2014, the net cash used in financing activities was $435 in cash dividends to our stockholders and $352 to repurchase 83 shares of our common stock through our stock repurchase program offset by $44 received in principal payments on stockholder notes receivable.

Commitments

The Company leases office space under an operating lease. The lease commitment is for the Company’s corporate headquarters in Bellevue, Washington. The term of the lease expires the earlier of April 30, 2016 or upon 90 days’ notice from either the Company or its landlord.

There are no future minimum payments at April 30, 2015 under any non-cancelable commitments.

We also have a revolving credit agreement to establish a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”). The current line of credit agreement expires in November 2015. We had no outstanding balance on our line of credit as of April 30, 2015.

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

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 9% for the year ended July 31, 2014, compared to the previous year ended July 31, 2013 and decreased 12% for the nine-months ended April 30, 2015 compared to the same period ended April 30, 2014. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 30% recurring revenues. We do not have an order backlog, and approximately two-thirds of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter. Our operating results in one or more future quarters may fall below the expectations of investors.

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

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity

As of April 30, 2015, we reported a consolidated federal net operating loss (“NOL”) carryforward deferred tax asset of approximately $3,788, which represents approximately 35% of our total assets. The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

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

If our goodwill or intangible assets become impaired we may be required to record a charge to earnings, and there could be a negative impact on stockholders’ equity

We have goodwill of $3,191 and net other intangible assets of $116 as of April 30, 2015, which represents approximately 31% of our total assets. Goodwill represents the excess of cost over the fair value of identified net assets acquired. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, adverse changes in legal factors or the business climate, and lowered expectations of future financial results. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would reduce earnings in such period, and reduce stockholders’ equity. We cannot accurately predict the amount, if any, or the timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Recent developments in corporate governance indicate there is lack of agreement between boards of directors and stockholders as to the relative balance of authority in the corporate decision-making process, and shareholders are challenging the longstanding legal principle that directors, rather than the stockholders, manage the business and affairs of the corporation. During the past several years, U.S. companies have seen a high and increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. In recent years, we have been the subject of two proxy contests seeking control of our board of directors, as well as a related lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

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

We may have claims and lawsuits against us that may result in adverse outcomes

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 6.7% and 7.6% in the years ended July 31, 2014 and 2013, respectively. Part of our cash reserves are held in Canadian banks and subject to currency exchange rate fluctuations. Foreign currency expense for the nine-months ended April 30, 2015 increased by $66 compared to the nine-months ended April 30, 2014. Foreign currency exchange fluctuations may or may not materially adversely affect our operations. Changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins or value of bank holdings which could result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,174 at April 30, 2015 and $1,424 at July 31, 2014. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
02/01/15 - 02/28/15	-	-	-	-
03/01/15 – 03/31/15	-	-	-	-
04/01/15 - 04/30/15	-	-	-	$1,054,605

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 11, 2015	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: June 11, 2015	By:	/s/ John Wade
John Wade
Chief Financial Officer

