Form 10-K
period 2015-07-31
ITEX CORP
filed 2015-10-13
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10 - K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2015.

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

(Address of principal executive offices)

(425) 463-4000

(Issuer’s telephone number including area code)

Securities registered under Section 12 (b) of the Exchange Act	None

Securities registered pursuant to Section 12 (g) of the Exchange Act	Common Stock (par value $.01) Rights to Purchase Series A Junior Participating Preferred Stock (par value $.01)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).		Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K		Yes ☑ No ☐

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

The aggregate market value of the common stock held by non-affiliates of the Company as of January 31, 2015 was approximately $5,239,836 based upon 1,838,539 shares held by such persons and the closing bid price of $2.85 as reported by the OTC Marketplace. Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2015, we had 2,085,786 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2015

 ii

PART I

Special Note Regarding Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance. These statements are presented in thousands, except per share amounts, unless otherwise indicated.

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

Overview

ITEX Corporation operates a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing ITEX dollars (“ITEX dollars”). ITEX dollars are only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

We make available free of charge on our website, www.itex.com, our reports filed with or furnished to the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we file this material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Businesses use our Marketplace to attract new customers, increase sales and to utilize unproductive assets, surplus inventory, or excess capacity. The Marketplace is especially useful to businesses where the variable costs of products or services are low, such as hospitality, media, and service related businesses.

For tax purposes, the Internal Revenue Service (“IRS”) considers ITEX dollar sales to be equivalent to USD sales and ITEX dollar expenses to be equivalent to USD expenses. As a third-party record keeper under the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA), ITEX is required to annually send Forms 1099-B to each of our members and to the IRS, which we do electronically. The Form 1099-B reflects the member’s total ITEX dollar sales for the calendar year less the amount of any returns. Form 1099-B recipients are required to recognize ITEX dollars received (sales) as gross income on their tax returns, while expenditures of ITEX dollars may qualify as deductible business expenses or as other deductions that are permitted by the Internal Revenue Code.

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

Our franchise agreements and independent licensed broker contracts generally provide for a five-year, renewable term unless terminated for reasons defined in the agreement.

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

The franchise agreement sets forth the obligations and responsibilities of the franchisee and provides certain protections to which franchisees are entitled to under federal and state franchise and business opportunity laws. See “Government Regulation.”

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

Our main sources of revenue are transaction and association fees. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the fiscal year ended July 31, 2015, members made approximately 95% of their payments through electronic funds transfer or by credit cards. Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5%. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 96% and 95% of our total revenue in 2015 and 2014, respectively.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP). Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements for a description of our accounting policies.

Business Strategy

We seek to increase the number of members participating in our Marketplace and our revenues by providing members:

o	An efficient method to execute and track transactions in the Marketplace. We have developed a comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.” This software solution provides members, brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance TEAM.

o	A community where members can interact and safely transact business with other members. Our website conveys to members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. Our Broker Network and corporate staff seek to maintain a fair and equitable environment for our members. Members may sell in the Marketplace only those products and services they have the legal right to sell.

o	More coverage by increasing the size and effectiveness of our Broker Network. We seek to attract new franchisees in order to increase the trade regions covered by the Marketplace. A portion of our website at www.itex.com provides information about our franchise program, in which we identify target markets, and provides detail about our company and business model.

o	Excellent customer service by the Broker Network and our corporate staff. We provide training and support for brokers and refine our operating manuals and related support materials on an ongoing basis to better service our members. Additionally, we hold a national convention and regional meetings each year in which we discuss and openly share solutions for current issues and plan future enhancements to and benefits for the Marketplace.

o	Develop social media presence. We utilize social media to create and enhance relationships with and for our members, facilitate transactions, as well as to attract new members to our Marketplace. We are on several of the leading social media websites, including Facebook, YouTube, LinkedIn, Google+ and Twitter.

o	Smart Phone technology. During the first quarter of fiscal 2015 we launched ITEX MobileSM, enabling our members to easily register new prospects in the Marketplace; complete a transaction with ITEXpaySM; search for other members with ITEXmapSM and to make payments to us.

Members

Our members are located in the United States and Canada. The majority of members are businesses with fewer than 10 employees. Members may choose to participate in the Marketplace for a number of reasons including to:

•	Attract new customers
•	Increase sales
•	Add new channels of distribution
•	Utilize unproductive assets, surplus inventory or excess capacity

Sales, Marketing and Transactions

The primary function of new member enrollment is to grow the Marketplace member base, increase transactional opportunities and generate additional revenue. We provide marketing and support materials, ongoing training, and promotion to assist our Broker Network in expanding the member base. Our brokers contact prospective members to market the benefits of joining the Marketplace. In addition, brokers obtain new members by attending networking events in their areas and through the referrals of existing members. We offer a Member Incentive Program that provides discounted association fees to existing members that invite new qualified members to the Marketplace.

Our marketing strategy is to promote our Marketplace and attract new members while instructing them how to effectively use the Marketplace to grow their business. To promote the Marketplace and the ITEX brand, we market products and services of existing members through our website, directories, newsletters, e-mail, social media and other means.

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

Systems and Technologies

The Marketplace is handled by TEAM. We designed TEAM to facilitate the activities of all parties involved in the Marketplace, from our corporate management and accounting personnel to brokers and members. The system extends well beyond record keeping and transaction processing. The major features of the system are as follows:

•	Account Information Manager (“AIM”) Online - provides our brokers and corporate staff with customer relationship management tools.

•	Marketplace - an online classified ad section where members can list products and services they are offering for sale as well as locate products and services they are seeking to purchase.

•	Member Directory - a categorized listing of members.

•	ITEX MobileSM - enables our members to easily register new prospects into our Marketplace, complete a transaction, search for other members, and make payments to us.

•	Reporting provides a number of reports allowing for a comprehensive analysis of various aspects of the Marketplace.

We take a number of measures to ensure the security of our hardware and software systems and member information. We enhance our systems for data management and protection, intrusion detection and prevention, upgrade our network architecture, and to expand our disaster recovery processing capacity. Our technologies are co-hosted at our corporate office and a secure data center located in Bellevue, Washington and we perform back-ups daily. We continue to improve the speed and reliability of our information systems and transaction tools.

Industry Overview

Our industry was developed in 1960 when our wholly-owned subsidiary BXI Exchange, Inc. established a non USD-based index of valuation for credits and debits called “trade dollars.” For us, the index of valuation is the ITEX dollar and our trade exchange is our Marketplace, consisting of thousands of members served by our Broker Network. In 2011 we conducted an informal market analysis to determine the size of our industry composed of various trade exchanges (“Exchanges”), contacting hundreds of Exchanges across the United States. Based on our information, we estimated the industry size to consist of approximately 300 exchange locations servicing 90,000 members, generating $680 million in gross merchandise value (GMV) transactions and $56 million in revenues.

Competition

We encounter significant competition in our efforts to develop our Marketplace. Our competitors include internet distribution channels and local Exchanges. Based on reported USD revenues, participating member businesses and regions served, we believe that we are the Exchange leader in the United States and Canada.

Internet distribution channel competitors include well-known companies such as eBay, Travelocity, Priceline, Amazon and Overstock. Similar to our Marketplace, these companies provide distribution channels to move excess or surplus inventory. We currently and potentially compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores such as Best Buy, Costco and Sam’s Club. In addition, the internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of products and services. The greater the number of avenues to move excess inventory or products and services, the more competitive it is to attract businesses to trade their inventory in our Marketplace. We also compete with these companies with respect to price, ease of use and brand name awareness.

We compete with other Exchanges primarily on a service basis, the number of products and services available in the Marketplace and the liquidity of ITEX dollars. In addition to existing Exchanges, new competitors could launch new Exchanges. For more information regarding these competition risks, see the information in “Risk Factors” under the caption “Substantial and increasing competition from the ecommerce industry, exchanges and other distribution channels may adversely affect our overall business, revenues and results of operations.”

Government Regulation

Government regulation impacts several key aspects of our business and regulatory changes have potential to further affect our industry. In particular, we are subject to laws and regulations that govern relationships with our franchisees, transaction reporting and the management of member information. For more information regarding these risks, see the information in “Item 1A: Risk Factors.”

Intellectual Property

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, franchise and license agreements and nondisclosure agreements to protect our intellectual property. We pursue the registration of our domain names, copyrights, trademarks and service marks in the U.S. We seek to protect our intellectual property rights and other proprietary rights, a process that is expensive and time consuming, may require litigation and may not be successful. If we are unable to register or protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered or protected.

Employees

As of July 31, 2015, we had 14 full-time or part-time employees. From time to time, we utilize independent consultants or contractors for additional support.

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

Our revenue growth and success is tied to the operations of our Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

Our financial success primarily depends on our brokers and the manner in which they operate and develop their offices. We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term. Our inability to renew a significant portion of these agreements on terms satisfactory to our brokers and us could have a material adverse effect on our business, financial condition and results of operations. Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including industry trends, the strength of the local economy, the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses. There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base. If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 11% for the year ended July 31, 2015, compared to the previous year ended July 31, 2014 and decreased 9% for the year ended July 31, 2014 compared to the same period ended July 31, 2013. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 33% recurring revenues. We do not have an order backlog, and approximately 63% of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter.

We cannot assure you that we can continue to be operated profitably, which depends on many factors, including, our success in expanding our member base, the control of our expense levels, and the success of our business activities. We may make investments in marketing, broker and member support, technology and further development of our operating infrastructure which entail long-term commitments. Our industry as a whole may be adversely affected by industry trends, economic factors and new regulations. Despite our efforts to expand our revenues, we may not be successful. We experience a certain amount of attrition from members leaving the Marketplace. If new member enrollments do not continue or are insufficient to offset attrition, we will increasingly need to focus on keeping existing members active and increasing their activity level in order to maintain or grow our business. We cannot assure you that this strategy would be successful to offset declining revenues or profits.

Substantial and increasing competition from the ecommerce industry, exchanges and other distribution channels may adversely affect our overall business, revenues and results of operations

We encounter significant competition in our efforts to develop our Marketplace. Our competitors include internet distribution channels and local Exchanges. Internet distribution channel competitors include well-known companies such as eBay, Travelocity, Priceline, Amazon and Overstock. Similar to our Marketplace, these companies provide distribution channels to move excess or surplus inventory. We currently and potentially compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. The internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of products and services. The greater the number of avenues to move excess inventory or products and services, the more competitive it is to attract businesses to trade their inventory in our Marketplace. We also compete with these companies with respect to price, ease of use and brand name awareness.

We compete with other Exchanges primarily on a service basis, the number of products and services available in the Marketplace and the liquidity of ITEX dollars. In addition to existing Exchanges, new competitors could launch new Exchanges at a relatively low cost since technological and financial barriers to entry are relatively low. Businesses can readily launch online sites or mobile platforms and applications at nominal cost by using commercially available software. Potential competitors undertaking this effort could include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than we have.

Our ability to compete successfully will depend on our ability to enhance and improve our existing services, adapt to current technologies, and to continually improve our operating efficiencies. Our competitors may develop competing exchanges, distribution channels, technologies, products or strategic alliances and affiliations that make our brand, products and services less marketable or less useful or desirable. Increased competition could result in erosion of our market share, and adversely affect our revenues, business operating results and financial condition.

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

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity

As of July 31, 2015, we reported a consolidated federal net operating loss (“NOL”) carryforward and deferred tax asset of $3,678, which represents approximately 34% of our total assets. The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

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

If our goodwill or intangible assets become impaired we may be required to record a charge to earnings, and there could be a negative impact on stockholders’ equity

We have goodwill of $3,191 and net other intangible assets of $102 as of July 31, 2015, which represents approximately 31% of our total assets. Goodwill represents the excess of cost over the fair value of identified net assets acquired. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, adverse changes in legal factors or the business climate, and lowered expectations of future financial results. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would reduce earnings in such period, and reduce stockholders’ equity. We cannot accurately predict the amount, if any, or the timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

During the past several years, U.S. companies have seen an increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. In recent years, we have been the subject of two proxy contests seeking control of our board of directors, as well as a related lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders can interfere with our ability to execute our strategic plan, disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees from the pursuit of business strategies;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	If individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders;

•	We would experience substantial increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation;

•	A successful change in control of the Company could result in compensation charges and other expenses, and potentially allow an insurgent shareholder to reimburse his proxy or takeover expenses, resulting in substantial charges.

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

Our business is subject to government regulation and future regulation or regulatory changes may increase the cost of compliance and doing business

We are subject to various federal, state and local laws, regulations and administrative practices affecting our businesses. These include the requirement to obtain business licenses, withhold taxes, remit matching contributions for our employees’ social security accounts, and other such legal requirements, regulations and administrative practices required of businesses in general. We are a third party record-keeper under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) and accordingly, we account for and report annually to the IRS the total ITEX dollar sales transactions, net of any returns, of each member in our Marketplace. Under the Federal Trade Commission Act and state franchise and business opportunity laws, our franchisees are entitled to certain protections including mandatory disclosures and the provision that many of the substantive aspects of the business relationship (i.e., termination, transfer, cancellation, and non-renewal) will be governed by state law. An adverse finding in one or more of these business relationship aspects could govern the enforceability of our franchise agreements or permit the recovery of damages and penalties which could have a material adverse effect on our financial condition.

In addition, we are currently or potentially subject to laws and regulations affecting our operations in a number of other areas, including data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, digital content, promotions, virtual currency, taxes, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. With respect to our online and mobile operations, it is not always clear how certain laws and regulations apply to our business. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, are subject to interpretation by the courts on an ongoing basis. We cannot predict the impact, if any, that future internet-related regulation or regulatory changes might have on our business. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our services less attractive to our members, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We implement policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees or brokers will not violate these laws and regulations or our policies and procedures.

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

Although we have prohibited the listing of illegal products and services and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or services could harm our business. In addition, negative media publicity relating to the listing or sale of unlawful goods and stolen goods using our services could damage our reputation, diminish the value of our brand, and make members reluctant to use our services.

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

We enhance our systems for data management and protection, and intrusion detection and prevention. However, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our members’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits which may not be adequate to reimburse us for losses caused by security breaches.

The emergence of increased regulation related to virtual currencies could increase our costs by requiring us to update our products and services; or subject us to operational requirements that result in substantial compliance costs which would adversely affect our business

Innovation in the payments industry has led to a variety of virtual currencies, community currencies and reward points, and federal and state regulatory regimes are seeking to revise antiquated currency provisions. The increased attention to virtual currencies could result in changes in federal or state regulations or the adoption of new regulations that could affect us as well as many companies transacting in credits that might be considered “virtual currency.” For example, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury, as the delegated administrator of the Bank Secrecy Act (“BSA”) issued interpretive guidance in March 2013 to clarify the applicability of regulations to persons creating, obtaining, distributing, exchanging, accepting, or transmitting virtual currencies. Although we do not believe we as an administer of a Marketplace utilizing ITEX dollars are currently subject to the BSA requirements, that could potentially change with new regulation. Registering with FinCEN and complying with FinCEN’s regulations would be burdensome, as would getting licensed as a money transmitter and complying with the money transmission regulatory regimes in each state. Changes to existing laws or regulations or adoption of new laws or regulations relating to the use of virtual currencies could require us to incur significant costs to update our products and services, significantly increase our compliance costs or may impose conditions that we are unable to meet. This could make our business cost-prohibitive in the affected state or states and could materially adversely affect our business.

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

Alliances, mergers and acquisitions could result in operating difficulties, dilution and other harmful consequences

We expect to evaluate and consider potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face difficulties include:

●	Diversion of management time, as well as a shift of focus from operating the businesses to challenges related to integration and administration;

●	Challenges associated with integrating employees from the acquired company into the acquiring organization. These may include declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

●	The need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	The need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

●	The need to transition operations, members, and customers onto our existing platforms; and

●	Liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 6.2% and 6.7% of total revenue in the years ended July 31, 2015 and 2014, respectively. Part of our cash reserves are held in Canadian banks and subject to currency exchange rate fluctuations. Foreign currency expense for the year ended July 31, 2015 increased by $119 compared to the year ended July 31, 2014. Foreign currency exchange fluctuations may or may not materially adversely affect our operations. Changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins or value of bank holdings which could result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $1,083 at July 31, 2015 and $1,424 at July 31, 2014. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

The market for our securities has limited liquidity and may become less liquid

Our common stock trades on the OTC Pink tier of the over-the-counter market known as the OTC Marketplace. The OTC Marketplace has three tiers, consisting of OTCQX, OTCQB and OTC Pink marketplaces. Many of the securities quoted in the OTC Marketplace do not have a liquid market. They are infrequently traded and can move up or down in price substantially from one trade to the next. As a result, an investment in our shares may be illiquid even if there is a market. Moreover, our securities are not listed on a national securities exchange. Under current regulations national securities exchanges have the ability to offer certain advantages to listed companies. For example, securities listed on a national securities exchange are exempt from state Blue Sky laws covering the offer or sale of securities within the state. We avail ourselves of applicable Blue Sky exemptions, however there are certain states in which we have not qualified for an exemption and our shares may not be traded. National securities exchanges also offer the ability to margin certain listed securities and the potential inclusion of listed securities in certain exchange-traded funds and indices. These differences between our marketplace and the national securities exchanges may make certain investors choose to not invest in our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. We lease property, on a month-to-month basis, in the following location to be utilized by our senior management, sales and marketing, finance, general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Bellevue, Washington	7,035	$7,000	Month to Month

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

Market Information

Our common stock trades on the OTC Pink tier of the over-the-counter market known as the OTC Marketplace under the ticker symbol “ITEX.” The range of high and low closing bid prices for our common stock for each quarter during the two most recent years, and dividends paid for the quarter, are as follows:

	Fiscal Year 2015			Fiscal Year 2014
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$3.60	$2.70	$0.05	$4.15	$3.65	$0.05
Second	3.05	2.66	0.05	4.15	3.82	0.05
Third	3.67	2.32	0.05	4.75	3.90	0.05
Fourth	3.42	2.62	0.05	4.02	3.42	0.05

This table reflects the range of high and low closing bid prices for our common stock during the indicated periods, as compiled by OTC Markets Group Inc. based on trading information reported by the FINRA Composite Feed or other qualified interdealer quotation medium. The quotations merely reflect the prices at which transactions were proposed and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

There were 523 holders of record of our common stock as of July 31, 2015. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During 2015, we paid quarterly dividends of $0.05 per share, totaling $0.20 for the year. We expect to pay semi-annual dividends in the future, subject to declaration by the Board of Directors. See Item 1A ─ Risk Factors ─ Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/15 - 5/31/15	4,756	$3.99	-	$1,035,629
6/01/15 – 6/30/15	543	$3.99	-	$1,033,462
7/01/15 - 7/31/15	1,388	$3.25	-	$1,028,951

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

OVERVIEW

ITEX Corporation operates a Marketplace in which products and services are exchanged by Marketplace members utilizing ITEX dollars, enabling our member businesses to acquire products and services without exchanging cash. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees. Our most significant cost of revenue consists of commissions paid to our brokers, and our most significant expenses are related to compensating employees, selling, general and administrative, and income taxes.

Part of our focus in fiscal year 2015 was toward developing smartphone technology to enable our members to expand their trading community and instantly complete transactions through a mobile device. For the year ended 2015, as compared to 2014, income from operations increased by $108, or 13%. However, for the year ended 2015, as compared to 2014, our revenue decreased by $1,525, or 11%. Faced with contracting revenues, we implemented organizational changes, and made strategic and tactical moves to support the generation of cash flow and operational income.

Industry Trends

Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services. We strive to view industry change as an opportunity to conceive new services, technologies, or new ideas that can further transform the industry and our business.

Economic Conditions, Challenges, and Risks

We encounter significant competition in our efforts to develop our Marketplace. Our competitors include internet distribution channels and local Exchanges. The greater the number of avenues to move excess inventory or products and services, the more competitive it is to attract businesses to trade their inventory in our Marketplace.

We have approximately 33% recurring revenues from association fees. Approximately 63% of our revenues each year come from transaction fees assessed during that year. Our reduction in revenue this year was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. We believe the reduction in members and transaction volume is attributable in part to the prolonged weak economic climate for small businesses (our primary clientele), as well as the increased competition from pricing and convenience of distribution channels such as big box stores and internet outlets.

We seek to increase our revenue by enhancing our internet applications, offering expanded tools and features with ITEX MobileSM, marketing the benefits of participation in the Marketplace, expanding Marketplace offerings of goods and services, and attracting and retaining qualified brokers. Adding new brokers is a component of our overall growth plan, and we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.

Our Canadian operations provide a portion of our total revenue and expenses. Revenues denominated in Canadian dollars comprised 6.2% of total revenue in 2015. Changes in foreign exchange rates affects our revenue and expenses. Recently, the significant strengthening of the U.S. dollar relative to certain foreign currencies increased our foreign currency expense for 2015.

See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Financial Position

Our financial condition and balance sheet at July 31, 2015, had cash of $2,047 compared to $3,673 at the same period in 2014. In April 2015, we completed a partial tender offer to purchase shares of our common stock, for an aggregate cost of $3,000, excluding fees and expenses relating to the tender offer. The shares purchased in the tender offer represented approximately 26% of our outstanding common shares (including shares of unvested restricted stock). During 2015 we also repurchased $76 of our stock through our stock repurchase plan and we paid quarterly dividends of $0.05 per share, totaling $0.20 per share for the year.

Our net cash flows provided by operating activities were $1,608 for the year ended July 31, 2015, compared to $1,250 for the previous year. The increase in net cash provided by operating activities is primarily due to the positive change of $299 in operating assets and liabilities in the year ended July 31, 2015.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2015	2014

Revenue	$12,017	$13,542

Cost of marketplace revenue	7,394	8,309
Operating expenses	3,666	4,384
Income from operations	957	849

Other income	90	109
Income before income taxes	1,047	958

Income tax expense	357	297
Net income	$690	$661

Net income per common share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.25

Average common and equivalent share:
Basic	2,414	2,614
Diluted	2,423	2,652

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices. Revenue also includes a nominal amount of ITEX dollars (non-cash).

Marketplace and other revenue for the year ended July 31, 2015, decreased $1,525 or 11% to $12,017 from $13,542 during the prior year. This decrease was due to a reduction in the number of members, a reduction in transaction volume and a corresponding decrease in transaction and association fees.

Income before income taxes for the year ended July 31, 2015 was $1,047, an increase of $89 or 9% from income before income taxes in 2014 of $958. We attribute this increase primarily to the reduction in our operating expenses of $718 offset by a reduction in gross profit of $610.

Earnings per share, basic, increased by $0.04 or 16% to $0.29 per share for the year ended July 31, 2015, from $0.25 per share for the year ended July 31, 2014.

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2015 and 2014, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$12,017	100%	$13,542	100%

Costs and expenses:
Cost of Marketplace revenue	7,394	61%	8,309	61%
Salaries, wages and employee benefits	1,864	16%	2,235	17%
Selling, general and administrative	1,711	14%	2,030	15%
Depreciation and amortization	91	1%	119	1%
	11,060	92%	12,693	94%

Income from operations	957	8%	849	6%
Other income, net	90	1%	109	1%

Income before income taxes	1,047	9%	958	7%

Income tax expense	357	3%	297	2%

Net income	$690	6%	$661	5%

The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2015	Percent change from 2014	2014

Association fees	$3,991	-7%	$4,289
Transaction fees	7,577	-12%	8,634
Other revenue	232	-19%	286

Revenue, subtotal	$11,800	-11%	$13,209

ITEX dollar revenue	$217	-35%	$333

Total Revenue	$12,017	-11%	$13,542

Revenue decreased by $1,525 or 11% for the year ended 2015 compared to 2014. Association revenue decreased $298 or 7% to $3,991 from $4,289. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $1,057 or 12% to $7,577 from $8,634. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2015 when compared to 2014.

Other revenue decreased $54 or 19% from $286 to $232. The other revenue decrease was due to lower association and transaction volume that creates the majority of other revenue fees along with a decrease in the amount of late fees charged to Members during the period ending July 31, 2015.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $217 and $333 as ITEX dollar revenue for the years ended July 31, 2015 and 2014, respectively.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2015	Percent change from 2014	2014
Association fee commissions	$1,433	-6%	$1,530
Transaction fee commissions	5,668	-12%	6,471
Other Marketplace expenses	293	-5%	308

	$7,394	-11%	$8,309

Costs of Marketplace revenue as a percentage of total revenue	61%		61%

Costs of Marketplace revenue for 2015, as compared to 2014, decreased by $915, or 11%. Costs of Marketplace revenue as a percentage of total revenue was 61% in both years.

Association fee commissions decreased by $97, or 6% for the year ended 2015 as compared to 2014. The decrease in commissions paid was comparable to the decrease in the corresponding association revenue.

Transaction fee commissions decreased by $803, or 12% for the year ended 2015, as compared to 2014. Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue, which was the case for 2015.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue. Other Marketplace expenses decreased by $15, or 5% for the year ended 2015 as compared to 2014. The primary decrease in the year ended 2015 is due to a reduction in the credit card processing fee due to lower transaction volume.

Association fee commissions as a percentage of its related revenue remained at 36% in both 2015 and 2014. Transaction fee commissions, as a percentage of corresponding revenue, was also the same at 75% in both years ended 2015 and 2014.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items.

Corporate salaries, wages and employee benefits expenses for 2015 decreased by $371 or 17% to $1,864 from $2,235 for the year ended 2014. The decrease in compensation-related costs for the year is primarily due to a reduction of staff during the year ended July 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs.

SG&A expenses for 2015 decreased by $319 or 16% to $1,711 from $2,030 for the year ended 2014. The decrease is due primarily to a $154 decrease in consulting fees as we discontinued an outside consulting project after completion of that project in the prior year. Also, legal fees decreased $48 and there was a $118 decrease in ITEX dollars used for corporate purposes during 2015. These decreases were offset somewhat by a $119 increase in foreign currency expense. We hold some assets and conduct business in Canada and the decrease in CDN exchange rates during 2015 caused an increase in this expense.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization for 2015 decreased by $28, or 24% to $91 from $119 for the year ended 2014. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2015.

Other Income

Other income includes interest received on notes receivable and promissory notes and gains and losses on sale of assets. The interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers. Other income in 2015 decreased by $20 or 18% to $90 from $110 for the year ended 2014. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2016 and 2022.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2015 and 2014, respectively, we utilized $844 and $483 of our available NOLs. As of July 31, 2015, we have approximately $9,117 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2015 and 2014, we have a $99 and 109, respectively, valuation allowance on state of California NOLs.

FINANCIAL CONDITION (in thousands)

Our total assets were $10,740 and $13,371 at July 31, 2015 and 2014, respectively, representing a decrease of $2,631 or 20%. The decrease in asset base is primarily due to the completion of a partial tender offer in which we purchased 750 shares of our common stock for $3,000, less cash dividends paid out to stockholders in 2015 of $534 and the utilization of $356 of deferred income taxes. In addition, we also repurchased 23 shares of our common stock for $76 through the stock repurchase program.

Our cash totaled $2,047 and $3,673 as of July 31, 2015 and 2014, respectively, representing a decrease of $1,626, or 44%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $439 and $357, were $398 and $658 as of July 31, 2015 and 2014 respectively, representing a decrease of $260 or 40%, primarily due to reduced revenue and the timing of our cycle close in comparable years.

Our total current liabilities were $1,368 and $1,442 at July 31, 2015 and 2014, respectively, representing a decrease of $74 or 5%. The decrease is primarily due to a reduction of $77 in accrued commissions and commissions payable to brokers.

Our stockholders’ equity decreased by $2,557 or 21% to $9,372 at July 31, 2015, compared to $11,929 at July 31, 2014 primarily due to $3,000 utilized in the tender offer, $534 in dividends paid and $76 of stock repurchases during 2015. This decrease was offset somewhat by net income of $690 and $38 in principal payments received on Stockholders notes during 2015.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand. Net cash provided by operating activities was $1,608 and $1,250 for the years ended July 31, 2015 and 2014, respectively. Our cash balance as of July 31, 2015 totaled $2,047. Additionally, we have a revolving credit agreement for a $1,000 line of credit facility from our primary banking institution, U.S. Bank (“line of credit”), effective through November 30, 2015. We do not plan to renew the credit facility when it expires. We have no outstanding balance on our line of credit as of July 31, 2015.

The following table presents a summary of our cash flows for the years ended 2015 and 2014 respectively (in thousands):

	Year Ended July 31,
	2015	2014
Net cash provided by operating activities	$1,608	$1,250
Net cash provided by (used in) investing activities	338	(46)
Net cash used in financing activities	(3,572)	(883)
(Decrease) increase in cash and cash equivalents	$(1,626)	$321

We have financed our operational needs through cash flow generated from operations. During 2015, our cash position decreased by $1,626 to $2,047. In 2015, we used a significant portion of cash reserves to fund the tender offer of $3,000. We use operational cash flow provided by operating activities for routine operating expenses, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the year ended July 31, 2015, net cash provided by operating activities was $1,608 compared to $1,250 in the year ended July 31, 2014, an increase of $358, or 29%. The increase in net cash provided by operating activities is primarily due to the positive change of $299 in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2015	2014

Net income	$690	$661
Add: non-cash expenses	854	824
Plus (less) : changes in operating assets and liabilities	64	(235)
Net cash provided by operating activities	$1,608	$1,250

Non-cash expenses are associated primarily with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes.

Investing Activities

For the year ended July 31, 2015, net cash provided by investing activities was $338 compared with $46 used in investing activities in the year ended July 31, 2014, an increase of $384. In the year ended July 31, 2014, the net cash used in investing activities was primarily related to the purchase of $46 in equipment. In addition, $450 in note receivable principal collections were offset by $443 in note receivable advances. In the year ended July 31, 2015, the net cash provided by investing activities was primarily related to $372 in note receivable principal collections were offset by $30 in note receivable advances.

Financing Activities

For the year ended July 31, 2015, net cash used in financing activities was $3,572 compared with $883 used in financing activities in the year ended July 31, 2014, a decrease of $2,689, or 305%. In the year ended July 31, 2015, the net cash used in financing activities was primarily related to the partial tender offer of $3,000 along with the repurchase of $76 in common stock and $534 in dividends paid to common stockholders. In the year ended July 31, 2014, the net cash used in financing activities was primarily related to the repurchase of $364 in common stock and $579 in dividends paid to common stockholders.

Our net cash used in financing activities consists of dividends paid to shareholders, contractual and discretionary debt repayments and discretionary repurchases of our common stock. We repurchased 23 and 86 shares of ITEX stock under our stock repurchase program in 2015 and 2014, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. As of July 31, 2015, we are leasing our office space on a month to month basis.

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2015 and 2014 was $149 and $169, respectively.

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

We generally do not record revenues or expenses in our financial statements for ITEX dollars we receive from or expend to members or brokers, but we do record revenues and expenses for ITEX dollars we spend on various products or services where the value of those ITEX dollars is readily determinable (see Note 1 below, “Accounting for ITEX Dollar Activities”).

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

Determining whether revenue should be reported as gross or net is first based on an assessment of whether we are acting as the principal or acting as an agent in the transaction.  In determining whether we serve as principal or agent, we follow the related guidance. Pursuant to such guidance, we serve as the principal in transactions in which we have substantial risks and rewards of ownership.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.  In our case, we administer the Marketplace, provide record-keeping and payment transaction processing services for our members, bill Marketplace members directly pursuant to contractual agreements with them for which we establish the terms, collect all revenue, and assess the collectability of our accounts receivable monthly.  Our revenues remain the property of ITEX.

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

In assessing the recoverability of deferred tax assets, we periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2015 and 2014, we had a $99 and $109, respectively valuation allowance on state of California NOLs.

On July 31, 2015, we had NOLs of approximately $9,117 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our tax expense in the consolidated statements of income in that period.

The deferred tax assets recorded at July 31, 2015 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2015.

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

We analyzed goodwill as of July 31, 2015 using a discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC). We believe the use of a discounted cash flow approach is the most reliable indicator for the Company to use when determining its fair market value. In order to determine the future cash flows, we prepared a cash flow forecast for the next 15 years based on past experience and our anticipated capital expenditures, revenue and expense forecast. In connection with our assessment of goodwill impairment, management determined that a Step 1 impairment assessment should be performed. Our evaluation determined after performance of Step 1, that goodwill was not impaired at July 31, 2015. The excess of fair value over the net carrying value of our reporting unit as of July 31, 2015 was minimal and as a result any significant declines in the Company's future operating performance or an overall negative impact on current economic conditions are likely to result in a future impairment of goodwill and any such impairment could be material.  The most sensitive assumptions which impact the estimated fair value of our reporting unit include the planned growth (or decline) rate of future expected revenues, unplanned increases in our recurring cost structure and our ability to continue to efficiently manage our operating costs and changes in our WACC.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods. Early adoption is not permitted. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

ITEM 7.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of ITEX Corporation are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ITEX Corporation

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation (the “Company”) as of July 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEX Corporation as of July 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

October 13, 2015

Denver, Colorado

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,047	$3,673
Accounts receivable, net of allowance of $439 and $357	398	658
Prepaid expenses	174	104
Loans and advances	8	15
Deferred tax asset, net of allowance of $15 and $15	554	542
Notes receivable	291	318
Other current assets	11	30
Total current assets	3,483	5,340

Property and equipment, net of accumulated depreciation of $397 and $415	38	74
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $84 and $95 and net of current portion	3,124	3,492
Intangible assets, net of accumulated amortization of $3,325 and $3,270	102	157
Notes receivable - net of current portion	792	1,106
Other long-term assets	10	11
Total assets	10,740	13,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	50	52
Commissions payable to brokers	259	267
Accrued commissions to brokers	659	728
Accrued expenses	261	254
Deferred revenue	27	32
Advance payments	112	106
Note payable, current portion	-	3
Total current liabilities	1,368	1,442

Total Liabilities	1,368	1,442

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,890 shares and 2,602 shares issued and outstanding, respectively	19	26
Additional paid-in capital	22,361	25,222
Stockholder notes receivable	(6)	(161)
Accumulated deficit	(13,002)	(13,158)
Total stockholders' equity	9,372	11,929

Total liabilities and stockholders’ equity	$10,740	$13,371

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year ended July 31,
	2015	2014
Revenue:
Marketplace and other revenue	$12,017	$13,542

Costs and expenses:
Cost of Marketplace revenue	7,394	8,309
Corporate salaries, wages and employee benefits	1,864	2,235
Selling, general and administrative	1,711	2,030
Depreciation and amortization	91	119
	11,060	12,693

Income from operations	957	849

Other income/(expense):
Interest income	90	110
Other income (expense), net	-	(1)
	90	109

Income before income taxes	1,047	958

Income tax expense	357	297

Net income	$690	$661

Net income per common share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.25

Weighted average shares outstanding:
Basic	2,414	2,614
Diluted	2,423	2,652

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional paid	Stockholder Notes	Accumulated
	Shares	Amount	in capital	Receivable	deficit	Total
Balance, July 31, 2013	2,596	$26	$25,214	$(226)	$(13,240)	$11,774

Stock based compensation expense	93	1	376	-	-	377

Common Stock repurchased and retired	(86)	(1)	(363)	-	-	(364)

Payments on Broker notes receivables	-	-	-	60	-	60

Cancellation of Broker stock purchase	(1)		(5)	5	-	-

Dividend payment	-	-	-	-	(579)	(579)

Net Income	-	-	-	-	661	661

Balance, July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

Stock based compensation expense	90	1	324	-	-	325

Common Stock repurchased and retired	(23)	-	(76)	-	-	(76)

Tender Offer, partial	(750)	(8)	(2,992)	-	-	(3,000)

Payments on Broker notes receivables	-	-	-	38	-	38

Cancellation of Broker stock purchase	(29)	-	(117)	117	-	-

Dividend payment	-	-	-	-	(534)	(534)

Net Income	-	-	-	-	690	690

Balance, July 31, 2015	1,890	$19	$22,361	$(6)	$(13,002)	$9,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$690	$661
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	91	119
Loss on disposal of equipment	-	1
Stock-based compensation	325	377
Increase (decrease) in allowance for uncollectible receivables	82	(6)
Decrease in deferred income taxes	356	333
Changes in operating assets and liabilities:
Accounts receivable	178	59
Prepaid expenses	(70)	3
Loans and advances	7	(8)
Other assets	20	2
Accounts and other expenses payable	(2)	(49)
Commissions payable to brokers	(8)	(41)
Accrued commissions to brokers	(69)	(105)
Accrued expenses	7	(66)
Deferred revenue	(5)	(1)
Long-term liabilities	-	(5)
Advance payments	6	(24)
Net cash provided by operating activities	1,608	1,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from notes receivable - corporate office sales	371	450
Payments of note payable	(3)	(7)
Notes receivable - advances	(30)	(443)
Purchase of property and equipment	-	(46)
Net cash provided by (used in) investing activities	338	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes receivable from broker stock purchase	38	60
Repurchase of Common stock	(76)	(364)
Tender offer, partial	(3,000)	-
Cash dividend paid to Common Stockholders	(534)	(579)
Net cash used in financing activities	(3,572)	(883)

Net (decrease) increase in cash and cash equivalents	(1,626)	321
Cash and cash equivalents at beginning of period	3,673	3,352
Cash and cash equivalents at end of period	$2,047	$3,673

Supplemental cash flow information:
(Refund) cash paid for taxes	(7)	44

Non-cash activities:
Cancellation of portion of private placement notes and equity	117	5

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts unless otherwise indicated)

NOTE 1 - DESCRIPTION OF OUR COMPANY AND SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a “Marketplace” in which products and services are exchanged by Marketplace members utilizing ITEX dollars “ITEX dollars”. ITEX dollars are only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of ITEX Corporation and its wholly owned subsidiary BXI Exchange, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

At July 31, 2015, we maintained our cash balances at a U.S. Bank branch in Portland, Oregon, an investment bank, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.

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

Loans and Advances and Notes Receivable

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically ranging from three to six operating cycles. The aggregate total owed to us on July 31, 2015 is $8. Interest rates are typically 13% charged on the outstanding balances. The maximum individual balance owed is $1. Payoff dates for the loans are scheduled within one year.

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. The amount of loans to brokers as of July 31, 2015 was $1,083. Interest rates are typically 6% to 8% charged on the outstanding balances. Payoff dates for the loans are from the year 2016 to 2022.

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

Software for Internal Use

We have developed extensive software to manage and track the ITEX dollar activity in the Marketplace to calculate USD and ITEX dollar fees accordingly. We have expensed costs incurred in the development of software for internal use in the period incurred as such costs were not significant during the related application development phase.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value or a reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its fair value. We analyzed goodwill as of July 31, 2015 using a discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC). We believe the use of a discounted cash flow approach is the most reliable indicator for the Company to use when determining its fair market value. In order to determine the future cash flows, we prepared a cash flow forecast for the next 15 years based on past experience and our anticipated capital expenditures, revenue and expense forecast. In connection with our assessment of goodwill impairment, management determined that a Step 1 impairment assessment should be performed. Our evaluation determined after performance of Step 1, that goodwill was not impaired at July 31, 2015. The excess of fair value over the net carrying value of our reporting unit as of July 31, 2015 was minimal and as a result any significant declines in the Company's future operating performance or an overall negative impact on current economic conditions are likely to result in a future impairment of goodwill and any such impairment could be material.  The most sensitive assumptions which impact the estimated fair value of our reporting unit include the planned growth (or decline) rate of future expected revenues, unplanned increases in our recurring cost structure and our ability to continue to efficiently manage our operating costs and changes in our WACC.

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

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2015 represents commissions payable from the operating cycle ending July 23, 2015. In 2014, the closest operating cycle ended July 24, 2014. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of legacy fee plans related to acquisitions. We defer this revenue and recognize it over the annual period to which it applies. As of July 31, 2015 and 2014 we have $27 and $32 of annual dues deferred on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2015 due to the short-term nature of these instruments. All of these instruments have terms of less than one year. For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

The fair value of notes payable is based on rates currently available to us for debt of similar terms and remaining maturities. There are no quoted market prices for the debt or similar debt; though we believe the fair value approximates the carrying amounts on our balance sheets due to the short-term nature of these instruments. We have $0 and $3 of note payable debt outstanding as of July 31, 2015 and 2014, respectively.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the years ended July 31, 2015 and 2014, members made approximately 95% and 94%, respectively, of their payments through electronic funds transfer or by credit cards using our Preferred Member Autopay System (“Autopay System”). If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 96% and 95% of our total revenue in 2015 and 2014, respectively.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $5 and $13 for the years ended July 31, 2015 and 2014, respectively.

Share-based Payments

We account for share-based compensation to our employees, contractors and directors and measure the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant. Share based expense was $325 and $377 for the years ended July 31, 2015 and 2014, respectively.

Operating Leases

We account for our executive office lease on a month-to month basis.

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

Income per Share

We present in our financial statements on the face of the income statement both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2015, we had no contracts to issue common stock. The Company had 195 unvested restricted stock units that were dilutive as of July 31, 2015.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods. Early adoption is not permitted. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2015 was six business days as our cycle end date was on July 23, 2015. In 2014, our operating cycle ending date was July 24, 2014 or seven business days different than the accounting cycle end date of July 31, 2014.

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

NOTE 4 – NOTES RECEIVABLE

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers and loans for general operating purposes. In 2015, we originated loans to a number of brokers as new notes receivables in the amount of $30.

The aggregate total owed to us on July 31, 2015 is $1,083. Payoff dates for the loans are scheduled between 2016 and 2022.

		Balance Receivable
Original Principal	Principal Additions	at		Long-Term
Balance on Notes	in 2015	July 31, 2015	Current Portion	Portion
$2,338	$30	$1,083	$291	$792

The activity for Notes receivables was as follows:

Balance at July 31, 2013	$1,431
Principal additions	443
Interest income at stated rates	108
Payments received	(558)
Balance at July 31, 2014	$1,424

Principal additions	30
Interest income at stated rates	90
Payments received	(461)
Balance at July 31, 2015	$1,083

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2015
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$240	$(216)	$24
Software	3 years	92	(79)	13
Equipment	7 years	38	(37)	1
Furniture	7 years	13	(13)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$435	$(397)	$38

	July 31, 2014
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$275	$(226)	$49
Software	3 years	110	(89)	21
Equipment	7 years	39	(35)	4
Furniture	7 years	13	(13)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$489	$(415)	$74

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $36 and $29 for the years ended July 31, 2015 and 2014, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease. There was no amortization expense for leasehold improvements for the years ended July 31, 2015 or 2014.

NOTE 6 – INTANGIBLE ASSETS

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2013	$231	$7	$10	$248

Amortization	(82)	(7)	(2)	(91)

Balance as of July 31, 2014	$149	$-	$8	$157

Amortization	(53)	-	(2)	(55)

Balance as of July 31, 2015	$96	$-	$6	$102

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

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Trade Name Amortization	Total Amortization

2016	53	2	55
2017	35	2	37
2018	8	2	10

Total	$96	$6	$102

NOTE 7 - NOTES PAYABLE AND LINE OF CREDIT

The Company has a revolving credit agreement to establish a $1,000 line of credit facility with its primary banking institution, US Bank, effective through November 30, 2015. The interest rate of the facility is one-month LIBOR + 2% and the annual commitment fee for the current line of credit was $2. The Company does not anticipate renewing the line of credit for another year. The line of credit facility was originally established on December 2, 2004. There were no borrowings made under this line of credit in the years ended July 31, 2015 and 2014 and there was no outstanding balance as of July 31, 2015 and 2014.

NOTE 8 - COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The lease expired in April 2015 and now the Company operates on this leases under a month-to-month basis.

As of July 31, 2015, there are no future minimum commitments under these operating leases.

The lease expense for our executive office space for the years ended July 31, 2015 and 2014 was $149 and $169, respectively.

NOTE 9 – ITEX DOLLAR ACTIVITY

Primarily, we receive ITEX dollars from members’ transaction and association fees. ITEX dollars earned from members are later used by the Company as a method of payment in revenue sharing and incentive arrangements with its Broker Network, co-op advertising with Marketplace members, as well as for certain general corporate expenses.

We record transactions at the fair value of products or services received when those values are readily determinable. Most of our ITEX dollar transactions during the periods presented in these financial statements lacked readily determinable fair values and were recorded at the cost basis of the trade dollars surrendered, which we have determined to be zero.

As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $217 and $333 as ITEX dollar revenue for the years ended July 31, 2015 and 2014, respectively.

NOTE 10 — ACQUISITIONS

The expected lives of the membership list and noncompetition agreement purchased as part of previous acquisitions are six years and three years, respectively.

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

Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. Although management currently does not believe resolving any pending proceeding will have a material adverse impact on our financial statements, management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur in the future if the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the Company’s employees, directors, officers or consultants. 318 shares remained available for future grants under the 2014 Plan as of July 31, 2015.

During the year ended July 31, 2015, the Company issued 29 shares to employees and 15 restricted shares to non-employee board members. The fair value of these shares as of the grant date was $120. The grants are to be amortized to compensation expense over the respective vesting periods.

At July 31, 2015, 180 shares of common stock granted under the 2004 Plan remained unvested and 15 shares under the 2014 Plan remained unvested. In addition during the period ending July 31, 2015, 2 shares were forfeited and place back into the plan pool. At July 31, 2015, the Company had $602 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation:

	Year ended July 31,
	2015	2014

Employee Compensation	$273	$328
Board Compensation	52	49

Totals	$325	$377

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Expired	Restricted Shares	Stock Options

Balance, July 31, 2013	-	400	-

Granted	-	-	-
Forfeited	-	-	-

Balance, July 31, 2014	-	400	-

Granted	-	-	-
Forfeited	10	(10)	-

Balance, July 31, 2015	10	390	-

Vesting as of July 31, 2015:
Shares Vested		210	-
Shares Unvested		180	-
Balance at July 31, 2015		390	-

The following table summarizes the granted, forfeited and vested shares of the 2014 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options

Balance, July 31, 2013	-	-	-

Approved	400	-
Granted	(40)	40	-
Forfeited	-	-	-

Balance, July 31, 2014	360	40	-

Granted	(44)	44	-
Forfeited	2	(2)	-

Balance, July 31, 2015	318	82	-

Vesting as of July 31, 2015:
Shares Vested		67	-
Shares Unvested		15	-
Balance at July 31, 2015		82	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2015	2014

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$273	$328
Selling, general and administrative	52	49

Total stock-based compensation expense	$325	$377

NOTE 13 - STOCKHOLDERS’ EQUITY

On March 16, 2015, the Company commenced a partial tender offer to purchase up to 750 shares of its common stock, at a price of $4.00 per share. The tender offer closed on April 15, 2015, after which the Company purchased and canceled a total of 750 shares of its common stock at an aggregate cost of $3,000, excluding fees and expenses relating to the tender offer. The shares purchased in the tender offer represented approximately 26% of ITEX’s outstanding common shares (including shares of unvested restricted stock).

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

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In addition to our common stock activity described in Note 12 – Share-Based Payments, as part of our stock repurchase program, we repurchased a total of 23 and 86 shares of ITEX common stock for $76 and $364 in 2015 and 2014, respectively.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of July 31, 2015 or 2014.

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

On July 31, 2015, we had NOLs of approximately $9,117 available to offset future taxable income. These are composed of approximately $7,212 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate sufficient future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that there is no allowance required on our Federal NOL. We determined that we will not be able to utilize the California NOL. As of July 31, 2015 and 2014, we have a $99 and $109 valuation allowance on state of California NOLs, respectively.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2015. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2015	2014

Pre-tax financial income	$1,047	$958
Federal tax expense computed at the statutory rate of 34%	356	326
State tax expense	17	63
State ASC 740 adjustment	(16)	(45)
Change in valuation allowance	(10)	(55)
Permanent and other differences	10	8
Net tax expense	$357	$297

Our income tax expense is composed of the following:

	Year Ended July 31,
	2015	2014

Current federal tax expense	$8	$1
Current state tax expense	9	8
	17	9

Deferred federal tax expense	355	330
Deferred state tax benefit	(15)	(42)
	340	288

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2015 and 2014 are presented below:

	As of July 31,
	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	$3,100	$3,387
Goodwill and other intangible assets	21	109
Non-compete covenants	55	62
Reserve for uncollectible receivables	151	124
Federal tax credits	205	196
Other temporary differences	245	265
	3,777	4,143
Less: Valuation allowance	(99)	(109)

Net deferred tax asset	$3,678	$4,034

The following components are included in the net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	569	557
Valuation allowance	(15)	(15)

Net Current deferred tax asset	554	542

Non-Current Deferred Tax Assets
Non-current deferred tax asset	3,208	3,587
Valuation allowance	(84)	(95)

Net non-current deferred tax asset	3,124	3,492

ITEX Federal NOLs of approximately $9,117 expire, if unused, from calendar years 2019 to 2024. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2026 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. Additionally, ITEX has state NOLs for California totaling approximately $1,697 which, if unused, expire in calendar year 2015.

The Company has AMT credits of $200 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $37 as follows:

Year Ended July 31,
2015

Balance at July 31, 2014	$53
Increases as a result of tax positions taken in the current year	3
Increases as a result of tax positions taken in the prior year	13
Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(32)
Balance at July 31, 2015	$37

We file income tax returns in the United States as well as various United States state jurisdictions. The tax years that remain subject to examination are 2010 through 2014 in the United States. We also have available NOLs dating from 1999 which, when used, could be subject to examination by taxing authorities. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2015, accrued expenses are included on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions in the amount of $37 which includes $11 for interest and penalties associated with unrecognized tax benefits. Interest and penalties are included in income tax expense.

NOTE 15 – RELATED PARTY TRANSACTIONS

ITEX and its subsidiaries had no transactions during our last fiscal year, nor are there any currently proposed transactions, in which ITEX or its subsidiaries was or is to be a participant, where the amount involved exceeded $120,000, and any director or director nominee, executive officer, holder of more than 5% of our common stock or any of their immediate family members, or any promoter or control person, had a material direct or indirect interest.

NOTE 16 – SUBSEQUENT EVENTS

On August 20, 2015, the Board of Directors of ITEX Corporation declared a semi-annual cash dividend in the amount of $0.10 per share, payable on December 10, 2015 to stockholders of record as of the close of business on December 1, 2015.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the 1992 framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2015.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about our directors as of September 30, 2015:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History	Director Since
Steven White	57	Chief Executive Officer and Chairman of the Board of Directors of ITEX Corporation (2003-present); Chief Executive Officer and Founder of Ubarter.com (1996-2000); President and Founder of Cascade Trade Association (1983-1996)	2003

Eric Best	44	Director of ITEX Corporation (2003-present); Chief Marketing Officer of CommerceHub since January 2015; Chief Executive Officer of Mercent Corporation (2005-January 2015). Member of Seattle Pacific University Entrepreneurial Studies Council	2003

John A. Wade, CPA	53	Chief Financial Officer of ITEX Corporation (2013-present) Director, Secretary and Treasurer of ITEX Corporation (2003-present); Principal of Wade Consulting (2007-present); Chief Financial Officer of Aptimus, Inc. (1998-2007)	2003

Timothy R. Morones	49	Director of ITEX Corporation (2012-present); Vice President of Customer Operations for DataSphere Technologies Inc. (2011-present); Director of Operations of Getty Images (2010-2011); Senior Financial and Operations Consultant for RealNetworks (2008-2010)	2012

Kevin Callan	59	Director of ITEX Corporation (2013-present); Executive Director of the Washington State Major League Baseball Stadium Public Facilities District (2000-present); Chief Financial Officer of a collection of companies owned by PT Foley (2001-present)	2013

Director Qualifications and Skills

Key experience, qualifications and skills our Directors bring to the Board are identified and described below.

Steven White is the Chairman and Chief Executive Officer of the Company, positions he has held since 2003. Prior to joining the Company, from 1996 to 2000 Mr. White was the President and Chief Executive Officer of Ubarter.com, a web-based cashless trading community originally founded by Mr. White in 1983 as Cascade Trade Association. During this time he supervised and managed the affairs of a public company. In June 2000, Mr. White directed the sale of Ubarter.com to Network Commerce, an Internet-based technology infrastructure and services company. He served as Sr. Vice President of Network Commerce from 2000 to 2001, and as President of Lakemont Capital from 2002 to 2003.

Mr. White has more than 30 years of entrepreneurial and executive and board-level experience in the barter industry, including principal executive officer positions. This extensive experience allows Mr. White to bring to the Board a deep insight into the operations, relationships, competitive and financial positioning, and strategic opportunities and challenges facing ITEX and the barter industry. As the Chief Executive Officer of ITEX, Mr. White developed and led a strategy designed to achieve sustainable, profitable operations, resulting in eleven consecutive years of profitable operations.

John A. Wade has served as Chief Financial Officer since January 2013. He has served as Secretary and Treasurer of ITEX since 2003, and from 2010 to 2012 served as a financial consultant to assist with certain internal audit matters, including SEC reporting and financial statement preparation. Mr. Wade is currently a principal of Wade Consulting. From 1998 to 2007, Mr. Wade served as Chief Financial Officer of Aptimus, Inc., a public online direct marketing company, responsible for leadership of financial operations, including strategic and financing transactions. Prior to joining Aptimus, from 1994 to 1998 Mr. Wade served as Chief Financial Officer and Chief Operating Officer for the Buzz Oates Group of Companies, a real estate development company.

Mr. Wade is a Certified Public Accountant, and has more than 30 years of financial and accounting expertise, including strategic and financing transactions, and developing disclosure and internal controls for public corporations. This experience allows Mr. Wade to bring to the Board substantial financial and accounting knowledge, process controls, and a valuable perspective in making strategic decisions and planning for our future. Mr. Wade has demonstrated skills in in areas that are relevant to the oversight of our business, including strategic initiatives, risk management, finance, financial reporting and treasury functions.

Eric Best has served as Chief Marketing Officer of CommerceHub since January 2015. Mr. Best founded and served as Chief Executive Officer of Mercent Corporation from 2005 to January 2015. Mercent Corporation, a SaaS company that enables retailers to sell through online merchandising channels, was acquired by CommerceHub in January 2015. Mr. Best founded MindCorps, an e-commerce systems integrator acquired by Amazon.com in 1999, and Emercis, an e-commerce tools provider acquired by Impressa in 2000. Mr. Best served as Chief Executive Officer of Emercis from 1998 to 2000, and as Chief Executive Officer of MindCorps from 1996 to 1999. Mr. Best founded and was Chairman of the Board of Directors of Morse Best Innovation from 2000 to 2010, a technical marketing agency serving clients such as Microsoft, Lexmark, and WRQ. In 2009 he co-founded Impresys, a software product company that helps customers create more effective software marketing programs, presentations, and online tutorials.

Mr. Best has more than 19 years of entrepreneurial, executive, finance and board-level experience in the technology sector. Mr. Best’s executive experience allows him to bring to the Board substantial knowledge of the technology sector and meaningful insight into the branding, commercialization, software development, financial and capital-related issues technology companies face. He has acquired skills in financial management, operations, marketing, corporate development and strategic planning. He is a member of the Seattle Pacific University Entrepreneurial Studies Council and Society of Fellows.

Timothy R. Morones has been the Vice President of Customer Operations for DataSphere Technologies Inc., a Seattle-based technology company, since June of 2011. From March 2010 to June 2011, he served as Director of Operations for Getty Images. From May 2008 to March 2010, Mr. Morones served as a Senior Financial and Operations Consultant for RealNetworks, Inc., a provider of digital media applications and services. From July 2005 to April 2008, Mr. Morones served as Vice President of Treasury and Administration for InfoSpace, Inc.

Mr. Morones brings to our Board more than 15 years of executive experience in financial management, operations, and corporate development in various traditional, high-tech and growth-oriented companies. He has demonstrated skills in in areas that are relevant to the oversight of our business, including strategic initiatives, risk management, finance, financial reporting and treasury functions.

Kevin Callan has been the Executive Director of the Washington State Major League Baseball Stadium Public Facilities District since 2000, and served as the Director of Finance and Administration during the construction phase of Safeco Field. Since 2001 he has served as the Chief Financial Officer of a collection of light manufacturing and distribution companies owned by PT Foley and located in Washington, Oregon and Nevada, responsible for accounting, financial reporting, real estate management and treasury functions. Portfolio companies include Dynamic Isolation Systems, Inc., Scougal Rubber Corp and Blaser Die Casting Co. From 1990 to 1996 Mr. Callan was Chief Financial Officer of the Robison Construction Group.

Mr. Callan brings to our Board more than 25 years of executive experience in financial management, operations, and corporate development in various companies. He has demonstrated skills in key management disciplines that are relevant to the oversight of our business, including risk management, finance and financial reporting. Mr. Callan is a Certified Public Accountant, and the Board has determined that he is qualified as an “audit committee financial expert” as defined by applicable SEC rules.

Each of our Directors served in key management positions in a range of companies, including businesses through which they have developed, as a group, expertise and experience in core business skills such as strategy and business development, innovation, operations, brand management, finance, compensation and leadership development, compliance and risk management. We also believe each of our Directors has other attributes necessary to create an effective board: the willingness to engage management and each other in a constructive and collaborative fashion; high personal and professional ethics, integrity and values; good judgment; analytical minds; the willingness to offer a diverse perspective; the ability to devote significant time to serve on our Board and its committees; and a commitment to representing the long-term interests of all our stockholders. As a collective, we believe our Board has a broad set of competencies and experiences making it well suited to further the interests of ITEX, its stockholders and other stakeholders.

Executive Officers

Steven White has served as Chief Executive Officer of the Company since June 2003, and John Wade as Chief Financial Officer since January 2013. See background information above for Messrs. White and Wade under the heading “Director Qualifications and Skills.”

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The code requires that all employees engage in honest and ethical conduct in performing their duties, provide guidelines for the ethical handling of actual or apparent conflicts of interest and provide mechanisms to report unethical conduct. The Code of Ethics is available on the Governance page of the Investor Relations section of our website at www.itex.com under the tab entitled “Our Story.” Our Board did not grant any waivers of any ethics policies in fiscal 2014 to our executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, from a provision of the code to our executive officers, we will post required disclosure about any such waiver or amendment on our website within four business days.

Audit Committee Information

The Audit Committee of our Board of Directors currently consists of Messrs. Morones, Callan and Best. The Board has determined that Mr. Callan is an “audit committee financial expert” as defined by Securities and Exchange Commission rules. Mr. Morones serves as Chairman of the Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

The following table provides summary information about compensation received by our Chief Executive Officer and Chief Financial Officer (the “named executive officers”) for the fiscal years ended July 31, 2015 and July 31, 2014. The table reflects total compensation paid or earned beginning in the later of the fiscal year ended July 31, 2013 or the year the individual first became a named executive officer.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compen- sation		Total
Steven White, CEO	2015	$250,000	$67,500	$31,350	(2)	$348,850
	2014	$250,000	$98,750	$86,400	(3)	$435,150
John Wade, CFO	2015	$106,672	$0	$0		$106,672
	2014	$106,672	$0	$0		$106,672

(*)	Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officer were omitted.

(1)	The amount represents the grant date fair value of stock awards, based on the closing price of the Company’s common stock on the date of grant.

(2)	Represents dividends paid on unvested restricted stock.

(3)	Includes $35,150 in dividends paid on unvested restricted stock, and $51,250 paid as partial tax gross-up as reimbursement for tax liability incurred in connection with stock awards.

Equity Incentive Plan

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400,000 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the employees, directors, officers and consultants of ITEX or any of its subsidiaries. The 2014 Plan will remain in effect until its termination by the Compensation Committee, provided, however, that, all awards must be granted, if at all, within ten (10) years from the date the 2014 Plan was approved by stockholders. During the 2015 fiscal year, we issued 25,000 shares to our CEO as bonus compensation, 2,000 shares to employees and 15,000 restricted shares to non-employee directors. 318,000 shares remained available for future grants under the 2014 Plan as of July 31, 2015.

The 2014 Plan replaced the ITEX Corporation 2004 Equity Incentive Plan (the “2004 Plan”), which expired on March 14, 2014. At July 31, 2015, 180,000 shares of common stock granted under the 2004 Plan remained unvested. These unvested shares include 152,000 shares of restricted common stock issued to our CEO with a service-based vesting period extending through October 2022, of which 19,000 vest annually.

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

On February 28, 2008, we entered into a Change in Control Agreement with our CEO. The Change in Control Agreement defines the benefits Mr. White would receive in connection with a “change in control,” (as defined below), or change in control events coupled with the loss of his employment. Upon a change in control Mr. White would receive a lump sum payment equal to one times his base salary and immediate vesting of all equity-based compensation.

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

On February 28, 2008, the Compensation Committee approved a form of change in control agreement to be utilized for certain key employees of ITEX that becomes applicable if there is a “change of control,” as defined in the agreement. The agreement provides that if an eligible employee’s employment is terminated by ITEX without “cause” or by the employee for “good reason” (as these terms are defined in the agreement) within one year after a change in control occurs, the employee will generally be entitled to receive a continuation of the employee’s annual base salary, as severance pay, over a designated period following the severance date up to a maximum of twelve months. In addition, the employee will receive accelerated vesting of any equity-based compensation and continued medical group health and dental plan coverage for the period the employee receives severance pay. Payment of severance benefits is conditioned upon the employee’s execution of a release of claims in favor of the Company. On March 1, 2013, we entered into this change-in-control agreement with our CFO.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on unvested stock awards held by the named executive officers on July 31, 2015.

	Option Awards	Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven White, CEO	N/A	152,000	(1)	$456,000

(1)	Represents shares of restricted common stock granted in 2011, of which 19,000 vest annually over a service-based period ending October 2022.

(2)	Market values have been calculated using a stock price of $3.00 (closing price of common stock on July 31, 2015, the last trading day of fiscal 2015).

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board, as described below. Members of the Board who are employees of the Company are not compensated for service on the Board or any of its committees.

Annual Fees

During 2015, non-employee directors each received an annual cash fee of $10,000 plus an annual equity grant of 5,000 shares of restricted common stock pursuant to ITEX’s 2014 Equity Incentive Plan. No additional payments were made for committee service. No reimbursements were paid in fiscal 2014 for travel or other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees.

Director Compensation Table

The following table sets forth information concerning the compensation of the Company’s non-employee directors for fiscal 2015. Steven White and John Wade, employee directors, are excluded from the following table since we fully describe their compensation above under “Executive Compensation.”

Name	Fees Earned Or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Eric Best	$10,000	$15,000	$—	$—	$25,000
Kevin Callan	$10,000	$15,000	$—	$—	$25,000
Tim Morones	$10,000	$15,000	$—	$—	$25,000

(*)	Columns in the Director Compensation Table that were not relevant to the compensation paid to directors were omitted.

(1)	The amount represents the grant date fair value of restricted stock awards. The value is based on the closing price of the Company’s common stock on the date of grant, as reported on the OTC Marketplace as of the date of the award.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of July 31, 2015 of the Company’s common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director or director nominee of the Company, (c) each of the named executive officers, and (d) all directors and executive officers of the Company as a group.

Name and Address (1) Of Beneficial Owner	Shares (2) Beneficially Owned	Percent (3) of Voting Shares

Current Directors and Executive Officers:
Steven White (4)	565,487	27.1%
Eric Best	17,025	*
Kevin Callan	15,000	*
Tim Morones	15,000	*
John Wade	27,731	1.3%

All current directors and executive officers as a group (5 persons)	640,243	30.7%

Other Beneficial Owners:
The Lion Fund, L.P. (5)	340,840	16.3%
Pagidipati Family, L.P. (6)	183,478	8.8%

*	Less than one percent.

(1)	Except as noted below, the business address of the current directors and executive officers is c/o ITEX Corporation, 3326 – 160th Ave SE, Suite 100, Bellevue, WA 98008.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned and the percentage ownership of an individual or group, any shares that the individual or group may acquire within 60 days, including through the exercise of stock options or vesting of restricted stock units, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Percentage of beneficial ownership is based upon 2,085,786 voting shares outstanding as of July 31, 2015 (including shares of unvested restricted stock).

(4)	Mr. White has 152,000 unvested restricted stock awards outstanding.

(5)	The latest Schedule 13D filed by the beneficial owners indicated that 340,840 shares are held by The Lion Fund, L.P., Biglari Capital Corp. and Sardar Biglari. The principal business address of each of the Lion Fund, Biglari Capital Corp. and Sardar Biglari is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

(6)	Based on beneficial ownership information dated as of March 5, 2015. Includes shares beneficially owned by Rahul Pagidipati and Dr. Devaiah Pagidipati, who have voting and investment power with respect to the Pagidipati Family, L.P..

Securities authorized for issuance under equity compensation plans

The following table gives information about equity awards under the Company’s 2014 Equity Incentive Plan and individual equity arrangements as of July 31, 2015.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	―	―	318,000
Equity compensation plans not approved by security holders	―	―	―
Total	―	―	318,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table presents the fees billed or to be billed to ITEX for audit and other services rendered by EKS&H, LLLP (formerly, Ehrhardt Keefe Steiner & Hottman PC) for the audit of our annual financial statements for the years ended July 31, 2015 and 2014.

Year Ended July 31	2015	2014

Audit Fees(1)	$116,000	$116,000
Audit Related Fees(2)	0	0
Tax Fees(3)	—	—

Total	$116,000	$116,000

(1)	Audit Fees include our quarterly reviews and performance of our annual audit.
(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of ITEX’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding proposed transactions and acquisitions.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by EKS&H for tax compliance, tax advice, and tax planning.

Pre-approval Policies and Procedures

In accordance with Audit Committee policy, the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has pre-approved all of the services provided by EKS&H referred to above. In some cases, the Audit Committee provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget. In other cases, a designated member of the Audit Committee may have the delegated authority from the Audit Committee to pre-approve additional services, and then must communicate such pre-approvals to the full Audit Committee. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	000-18275	3.1	11/13/03

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-18275	3.1	3/14/11

3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	000-18275	3.2	12/19/08

4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated December 13, 2013	8-K	000-18275	4.1	12/13/13

10.1	Form of Indemnification Agreement	8-K	000-18275	10.9	3/07/13

10.2	ITEX Corporation 2004 Equity Incentive Plan	8-K	000-18275	10.1	2/18/11

10.3	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	2/18/11

10.4	Lease dated as of October 21, 2009	8-K	000-18275	10.1	11/20/09

10.7	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	000-18275	10.15	3/03/08

10.8	Form of Employee Change in Control Agreement	10-Q	000-18275	10.16	3/03/08

10.10	ITEX Corporation 2014 Equity Incentive Plan	8-K	000-18275	10.1	12/13/13

10.11	Form of Executive Restricted Stock Agreement	8-K	000-18275	10.2	12/13/13

10.12	Form of Restricted Stock Agreement	8-K	000-18275	10.3	12/13/13

21.1	Subsidiaries of Registrant					✓

23.1	Consent of Independent Registered Public Accounting Firm					✓

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓

101.INS	XBRL Instance Document					✓

101.SCH	XBRL Taxonomy Extension Schema					✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase					✓

101.LAB	XBRL Taxonomy Extension Label Linkbase					✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					✓

** Furnished, not filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 13, 2015	By:	/s/ Steven White
Steven White, Chief Executive Officer

Date: October 13, 2015	By:	/s/ John Wade
John Wade, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 13, 2015	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 13, 2015	By:	/s/ John Wade
John Wade, Director

Date: October 13, 2015	By:	/s/ Eric Best
Eric Best, Director

Date: October 13, 2015	By:	/s/ Timothy Morones
Timothy Morones, Director

Date: October 13, 2015	By:	/s/ Kevin Callan
Kevin Callan, Director