Form 10-Q
period 2015-10-31
ITEX CORP
filed 2015-12-11
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015.

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

Yes ☐  No ☒

As of October 31, 2015, we had 2,084,869 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2015	July 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,472	$2,047
Accounts receivable, net of allowance of $420 and $439	578	398
Prepaid expenses	76	174
Loans and advances	15	8
Deferred tax asset, net of allowance of $15 and $15	554	554
Notes receivable	281	291
Other current assets	14	11
Total current assets	3,990	3,483

Property and equipment, net of accumulated depreciation of $404 and $397	31	38
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $84 and $84 and net of current portion	3,043	3,124
Intangible assets, net of accumulated amortization of $3,339 and $3,325	88	102
Notes receivable - net of current portion	735	792
Other long-term assets	7	10
Total assets	11,085	10,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	64	50
Commissions payable to brokers	227	259
Accrued commissions to brokers	808	659
Accrued expenses	253	261
Deferred revenue	23	27
Advance payments	126	112
Total current liabilities	1,501	1,368

Total liabilities	1,501	1,368

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,908 shares and 1,890 shares issued and outstanding, respectively	19	19
Additional paid-in capital	22,417	22,361
Stockholder notes receivable	(5)	(6)
Accumulated deficit	(12,847)	(13,002)
Total stockholders' equity	9,584	9,372

Total liabilities and stockholders’ equity	$11,085	$10,740

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months ended October 31,
	2015	2014
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$2,814	$3,117

Costs and expenses:
Cost of marketplace revenue	1,741	1,923
Corporate salaries, wages and employee benefits	432	445
Selling, general and administrative	405	516
Depreciation and amortization	21	23
	2,599	2,907

Income from operations	215	210

Other income:
Interest, net	20	24

	20	24

Income before income taxes	235	234

Income tax expense	80	79

Net income	$155	$155

Net income per common share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Weighted average shares outstanding:
Basic	1,896	2,607
Diluted	1,909	2,611

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2015

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2015	1,890	$19	$22,361	$(6)	$(13,002)	$9,372

Common stock repurchased and retired	(1)	-	(3)	-	-	(3)

Payments on stockholder notes receivable	-	-	-	1	-	1

Stock based compensation expense	19	-	59	-	-	59

Net income	-	-	-	-	155	155

Balance at October 31, 2015	1,908	$19	$22,417	$(5)	$(12,847)	$9,584

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-months ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155	$155
Items to reconcile to net cash provided by operations:
Depreciation and amortization	21	24
Stock based compensation	59	67
Bad debt expense	51	77
Change in deferred income taxes	81	79
Changes in operating assets and liabilities:
Accounts receivable	(231)	(74)
Prepaid expenses	98	20
Loans and advances	(7)	(5)
Other assets	-	(3)
Accounts payable and other expenses payable	14	5
Commissions payable to brokers	(32)	(16)
Accrued commissions to brokers	149	155
Accrued expenses	(8)	70
Deferred revenue	(4)	(8)
Advance payments	14	-
Net cash provided by operating activities	360	546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1)
Payments on notes payables	-	(2)
Payments received from notes receivable	67	65
Advances on notes receivable	-	(15)

Net cash provided by investing activities	67	47

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	1	16
Repurchase of common stock	(3)	(42)
Cash dividend paid to Common Shareholders	-	(143)
Net cash used in financing activities	(2)	(169)

Net increase in cash	425	424
Cash at beginning of period	2,047	3,673
Cash at end of period	$2,472	$4,097

Supplemental cash flow information:
Cash paid for taxes	$11	$2

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In thousands, except per share amounts)

Description of the Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a “Marketplace” in which products and services are exchanged by Marketplace members utilizing “ITEX dollars.” ITEX dollars are only usable in the Marketplace and allow thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K filed with the SEC on October 13, 2015.

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

Income Per Share

We present in our financial statements on the face of the income statement both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of October 31, 2015, we had no contracts to issue common stock. The Company had 176 unvested restricted stock units that were dilutive as of October 31, 2015.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-month period ended October 31, 2015 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2015	2014

Net income available for shareholders	$155	$155

Weighted avg. outstanding shares of common stock	1,896	2,607
Dilutive effect of restricted shares	13	4
Common stock and equivalents	1,909	2,611
Earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, intended to improve how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The pronouncement is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual period. The adoption of ASU 2015-17 is not expected to have any material impact on the Company’s consolidated financial statements.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of October 31, 2015, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the three-months ended October 31, 2015 and 2014 was $21 and $40, respectively.

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

The Federal effective tax rate related to our provision for income taxes in the three-months ended October 31, 2015 is similar to that used in the period ended October 31, 2014.

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

As of October 31, 2015 we have recognized a net income tax expense of $80 which is our estimated federal and state income tax liability for the three-months ended October 31, 2015. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of October 31, 2015 the net deferred tax asset was $3,597.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of October 31, 2015.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the three-month period ended October 31, 2015, the Company repurchased 1 share of common stock for $3. There were 14 shares of common stock for $42 purchased during the three-month period ended October 31, 2014.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $59 and $67 of stock based compensation expense for the periods ending October 31, 2015 and 2014, respectively.

At October 31, 2015, 161 shares of common stock granted under the 2004 Plan remained unvested and 15 under the 2014 plan. At October 31, 2015, the Company had $543 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance. Forward-looking statements reflect our expectations and assumptions only as of the date of this report and are subject to risks and uncertainties. Actual events or results may differ materially. We have included a detailed discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements in the section titled “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2015. We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

Overview

ITEX Corporation operates a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing ITEX dollars (“ITEX dollars”). ITEX dollars are only usable in the Marketplace and allow thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2016” for August 1, 2015 to July 31, 2016, “2015” for August 1, 2014 to July 31, 2015). Our first quarter is the three-month period from August 1, 2015 to October 31, 2015 (“three-month period ended October 31”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended October 31, 2015, as compared to the three-months ended October 31, 2014, our revenue decreased by $303, or 10%, from $3,117 to $2,814. However, our income from operations increased by $5, or 2%, from $210 to $215. Net income was the same amount for both periods at $155.

•	Revenue Sources. Our decrease in revenues for the three-months ended October 31, 2015 reflects a reduction in our transaction volume and a reduction in our membership base. Association revenue decreased $76, or 7% from $1,048 to $972 and our transaction revenue decreased $194, or 10% from $1,956 to $1,762.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services. We strive to view industry change as an opportunity to conceive new services, technologies, or new ideas that can further transform the industry and our business. We have approximately 33% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	adding and retaining qualified brokers.

In order to add new brokers we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.

•	Financial Position. At October 31, 2015, we had a cash balance of $2,472, compared to a balance of $2,047 at July 31, 2015. Our net cash flows provided by operating activities were $360 for the three-month period ended October 31, 2015, compared to $546 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2015	2014
	(unaudited)
Marketplace revenue and other revenue	$2,814	$3,117

Cost of marketplace revenue	1,741	1,923
Operating expenses	858	984
Income from operations	215	210

Other income, net	20	24
Income before income taxes	235	234

Provision for income taxes	80	79

Net income	$155	$155

Net income per common share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Average common and equivalent shares:
Basic	1,896	2,607
Diluted	1,909	2,611

Revenue for the three-months ended October 31, 2015, as compared to the corresponding three-months ended October 31, 2014, decreased by $303, or 10%. The decrease in revenues during the three-months ended October 31, 2015 was from a reduction in members and a reduction in transaction and association fees generated from our members.

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue, decreased by $182, or 9% for the three-month period ended October 31, 2015, as compared to the corresponding three-months ended October 31, 2014.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $126, or 13% for the three-months ended October 31, 2015, compared to the corresponding period of fiscal 2015.

Income from operations for the three-months ended October 31, 2015, as compared to the corresponding three-months ended October 31, 2014, increased by $5 or 2%. This net increase is primarily the result of the $126 decrease in operating expenses offset by the $121 decrease in gross profit for the period ended October 31, 2015.

Net income for the three-months ended October 31, 2015, as compared to the corresponding three-months ended October 31, 2014, was the same amount at $155.

Earnings per share, both basic and diluted, increased by $0.02 to $0.08 per share in the three-months ended October 31, 2015 compared to the three-months ended October 31, 2014.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2015 and 2014 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2015		2014
	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,814	100%	$3,117	100%

Costs and expenses:
Cost of marketplace revenue	1,741	62%	1,923	62%
Salaries, wages and employee benefits	432	15%	445	14%
Selling, general and administrative	405	14%	516	16%
Depreciation and amortization	21	1%	23	1%
	2,599	92%	2,907	93%

Income from operations	215	8%	210	7%

Other Income, net	20	1%	24	1%

Income before income taxes	235	9%	234	8%

Provision for income taxes	80	3%	79	3%

Net income	$155	6%	$155	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2015	2014	(decrease)
	(unaudited)

Transaction fees	$1,762	$1,956	-10%
Association fees	972	1,048	-7%
Other revenue	80	113	-29%
	$2,814	$3,117	-10%

Marketplace revenue for the three-months ended October 31, 2015 decreased by $303, or 10% to $2,814 as compared to $3,117 for the three-months ended October 31, 2014.

Transaction fees for the three-months ended October 31, 2015 decreased by $194, or 10%, to $1,762 from $1,956 for the three-months ended October 31, 2014. The decrease in transaction fees was due to lower transaction volume for the three-months ended October 31, 2015, as compared to the three-months ended October 31, 2014.

Association fees for the three-months ended October 31, 2015 decreased by $76, or 7%, to $972 from $1,048 for the three-months ended October 31, 2014. The decrease in association fees is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2015 decreased by $33, or 29% to $80 as compared to $113 for the three-months ended October 31, 2014.

ITEX Dollar Revenue

As described in the notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. ITEX dollars earned from members are later used by us in revenue sharing and incentive arrangements with our Broker Network, including co-op advertising for members, as well as for certain general corporate expenses. ITEX dollars are only usable in our Marketplace.

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $23 and $49 as ITEX dollar revenue for the three-months ended October 31, 2015 and 2014, respectively.

The corresponding ITEX dollar expenses in the period ended October 31, 2015 was for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended October 31,		Percent
	2015	2014	(decrease)
	(unaudited)

Transaction fee commissions	$1,316	$1,461	-10%
Association fee commissions	348	371	-6%
Other costs of revenue	77	91	-15%
	$1,741	$1,923	-9%

Costs of marketplace revenue as percentage of total revenue	62%	62%

Cost of marketplace revenue for the three-months ended October 31, 2015 was $1,741 as compared to $1,923 for the three-months ended October 31, 2014, a decrease of $182, or 9%.

Transaction fee commissions for the three-months ended October 31, 2015 decreased by $145 or 10% to $1,316 as compared to $1,461 for the three-months ended October 31, 2014. The decrease in transaction fee commissions is due to the reduction in transaction fee revenue which is similar to the 10% reduction is transaction fee revenues for the comparable period.

Association fee commissions for the three-months ended October 31, 2015 decreased by $23, or 6% to $348 as compared to $371 for the three-months ended October 31, 2014. The decrease in association fee commissions is due to a similar reduction in association fee revenue.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $14 or 15% to $771 as compared to $91 for the three-months ended October 31, 2014.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Corporate salaries, wages and employee benefits expenses for the three-months ended October 31, 2015, as compared to the three-months ended October 31, 2014, decreased by $13, or 3%. The decrease is primarily due to a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included.

SG&A expenses for the three-months ended October 31, 2015, as compared to the three-months ended October 31, 2014, decreased by $111 or 22%. Our selling general and administrative expenses also decreased as a percentage of total revenues in the periods presented. The decrease is due primarily to a decrease in legal fees, foreign currency expense and rent. Legal fees decreased by $43, foreign currency expense decreased by $26 and rent decreased by $19 for the three-months ended October 31, 2015.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization for the three-months ended October 31, 2015, as compared to the three-months ended October 31, 2014, decreased by $2, or 9%.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized an $80 provision for income taxes, in the three-month period ended October 31, 2015, as compared to the $79 provision for income taxes in the three-month period ended October 31, 2014.

The Federal effective tax rate related to our provision for income taxes in the three-month period ended October 31, 2015 is similar to that used in the period ended October 31, 2014. The State effective tax rate related to our provision for income taxes in the three-months ended October 31, 2015 is the same as that used in the three-month period ended October 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of October 31, 2015, and July 31, 2015, we had $2,472 and $2,047, respectively, in cash.

The following table presents a summary of our cash flows for the three-months ended October 31, 2015 and 2014 (in thousands) (unaudited):

	Three-months ended October 31,
	2015	2014

Cash provided by operating activities	$360	$546
Cash provided by investing activities	67	47
Cash used in financing activities	(2)	(169)
Increase in cash	$425	$424

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the three-months ended October 31, 2015, net cash provided by operating activities was $360 compared with $546 in the three-months ended October 31, 2014 a decrease of $186, or 34%. The comparable period decrease in net cash provided by the operating activities is primarily a result of the $119 increase in accounts receivable and a decrease of $78 of accrued expenses in the three-month period ended October 31, 2015 as compared to the period ended October 31, 2014.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2015	2014

Net income	$155	$155
Add: non-cash expenses	142	214
Add: changes in operating assets and liabilities	63	177
Net cash provided by operating activities	$360	$546

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision (benefit) for income taxes.

Investing Activities

Net cash provided by investing activities was primarily the result of collections on notes receivable from corporate office sales and advances on broker loans.

For the three-months ended October 31, 2015, net cash provided by investing activities was $67 compared with $47 provided by investing activities in the three-months ended October 31, 2014, an increase of $20, or 43%. In the three-months ended October 31, 2015, the net cash provided by investing activities was primarily related to $67 in note receivable principal collections. In the three-months ended October 31, 2014, the net cash provided by investing activities was primarily related to $65 in note receivable principal collections offset by $15 in advances on notes receivable.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the three-months ended October 31, 2015, net cash used in financing activities was $2 compared with $169 used in financing activities in the three-months ended October 31, 2014, a decrease of cash used in financing activities of $167. In the three-months ended October 31, 2015, we did not pay out a dividend as we have moved to a semi-annual payment format and we purchased $3 of shares. In the three-months ended October 31, 2014, we paid $143 in cash dividends to our stockholders and purchased $42 of shares.

Commitments

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of October 31, 2015, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the three-months ended October 31, 2015 and 2014 was $21 and $40, respectively.

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2015 annual report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
8/01/15 - 8/31/15	-	-	-	-
9/01/15 – 9/30/15	-	-	-	-
10/01/15 - 10/31/15	917	$3.26	917	$1,025,960

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: December 11, 2015	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: December 11, 2015	By:	/s/ John Wade
John Wade
Chief Financial Officer

