Form 10-Q
period 2016-01-31
ITEX CORP
filed 2016-03-10
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016.

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

Yes ☐ No ☒

As of January 31, 2016, we had 2,104,776 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2016	July 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,441	$2,047
Accounts receivable, net of allowance of $374 and $439	743	398
Prepaid expenses	109	174
Loans and advances	18	8
Deferred tax asset, net of allowance of $15 and $15	554	554
Notes receivable	269	291
Other current assets	23	11
Total current assets	4,157	3,483

Property and equipment, net of accumulated depreciation of $412 and $397	24	38
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $84 and $84 and net of current portion	2,945	3,124
Intangible assets, net of accumulated amortization of $3,352 and $3,325	75	102
Notes receivable - net of current portion	666	792
Other long-term assets	6	10
Total assets	11,064	10,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	47	50
Commissions payable to brokers	-	259
Accrued commissions to brokers	960	659
Accrued expenses	236	261
Deferred revenue	21	27
Advance payments	108	112
Total current liabilities	1,372	1,368

Total liabilities	1,372	1,368

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,943 shares and 1,890 shares issued and outstanding, respectively	19	19
Additional paid-in capital	22,535	22,361
Stockholder notes receivable	(4)	(6)
Accumulated deficit	(12,858)	(13,002)
Total stockholders' equity	9,692	9,372

Total liabilities and stockholders’ equity	$11,064	$10,740

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three-months Ended January 31,		Six-months Ended January 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue:
Marketplace revenue and other revenue	$2,980	$3,238	$5,793	$6,355

Costs and expenses:
Cost of Marketplace revenue	1,861	2,012	3,602	3,936
Corporate salaries, wages and employee benefits	509	512	941	956
Selling, general and administrative	308	554	711	1,069
Depreciation and amortization	21	23	44	46
	2,699	3,101	5,298	6,007

Income from operations	281	137	495	348

Other income/(expense)
Interest, net	12	26	33	49

	12	26	33	49

Income before income taxes	293	163	528	397

Income tax expense	96	55	176	134

Net income	$197	$108	$352	$263

Net income per common share:
Basic	$0.10	$0.04	$0.18	$0.10
Diluted	$0.10	$0.04	$0.18	$0.10

Weighted average shares outstanding:
Basic	1,928	2,630	1,912	2,619
Diluted	1,928	2,632	1,912	2,622

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JANUARY 31, 2016

(In thousands)

(Unaudited)

			Additional	Stockholder
	Common Stock		Paid-in	Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2015	1,890	$19	$22,361	$(6)	$(13,002)	$9,372

Common stock repurchased and retired	(6)	-	(20)	-	-	(20)

Payments on stockholder notes receivable	-	-	-	2	-	2

Stock based compensation expense	59	-	194	-	-	194

Dividend payment	-	-	-	-	(208)	(208)

Net income	-	-	-	-	352	352

Balance at January 31, 2016	1,943	$19	$22,535	$(4)	$(12,858)	$9,692

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-months ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$352	$263
Items to reconcile to net cash provided by operations:
Depreciation and amortization	44	46
Stock based compensation	194	202
Bad debt expense	108	163
Change in deferred income taxes	179	135
Changes in operating assets and liabilities:
Accounts receivable	(453)	(339)
Prepaid expenses	65	(5)
Loans and advances	(10)	(4)
Other assets	(9)	(9)
Accounts payable	(3)	(10)
Commissions payable to brokers	(259)	(267)
Accrued commissions to brokers	301	304
Accrued expenses	(25)	40
Deferred revenue	(6)	(8)
Advance payments	(4)	(15)
Net cash provided by operating activities	474	496

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on note payable	-	(3)
Purchase of property and equipment	(2)	(1)
Payments received from notes receivable	148	183
Advances on Loans	-	(31)
Net cash provided by investing activities	146	148

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	2	28
Repurchase of common stock	(20)	(42)
Cash dividend paid to Common Shareholders	(208)	(286)
Net cash used in financing activities	(226)	(300)

Net increase in cash and cash equivalents	394	344
Cash and cash equivalents at beginning of period	2,047	3,673
Cash and cash equivalents at end of period	$2,441	$4,017

Supplemental cash flow information:
Cash paid for taxes	$22	$3

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

Goodwill

We analyzed goodwill as of January 31, 2016 using a the same discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC) as used at the year ended July 31, 2015. Our evaluation determined that goodwill was not impaired at January 31, 2016.

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of January 31, 2016, we had no contracts to issue common stock. The Company also had 161 unvested shares of restricted stock of which no shares were dilutive for the three and six-month periods ended January 31, 2016.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2016 and 2015 (in thousands, except per share data) (unaudited):

	Three-months Ended January 31,		Six-months Ended January 31,
	2016	2015	2016	2015

Net income available for common shareholders	$197	$108	$352	$263

Weighted avg. outstanding shares of common stock	1,912	2,630	1,928	2,619
Dilutive effect of restricted shares	-	2	-	3
Common stock and equivalents	1,912	2,632	1,928	2,622
Earnings per share:
Basic	$0.10	$0.04	$0.18	$0.10
Diluted	$0.10	$0.04	$0.18	$0.10

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

In February, 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six-months ended January 31, 2016, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of January 31, 2016, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the three-months ended January 31, 2016 and 2015 was $21 and $40, respectively. For the six-months ended January 31, 2016 and 2015 lease expense was $42 and $81, respectively.

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

The effective Federal and State tax rate related to our provision for income taxes in the three and six-months ended January 31, 2016 is similar to that used in the corresponding periods ended January 31, 2015.

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

For the three and six-month periods ended January 31, 2016, we have recognized income tax expense of $96 and $176, respectively for our estimated federal and state income tax provision including both current and deferred income taxes. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of January 31, 2016 the net deferred tax asset was $3,499.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of January 31, 2016.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the six-month period ended January 31, 2016, the Company repurchased 6 shares of common stock for $20. During the six-month period ended January 31, 2015, the Company repurchased 14 shares of common stock for $42.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award. We recognized $136 and $134 of stock based compensation expense for the three-month periods ended January 31, 2016 and 2015, respectively and $194 and $202 of stock based compensation expense for the six-month periods ended January 31, 2016 and 2015, respectively

At January 31, 2016, 161 shares of common stock granted under the 2004 Plan remained unvested and no unvested shares under the 2014 plan existed. At January 31, 2016, 293 shares remained available for future grants under the 2014 plan and the Company had $488 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

None.

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

Overview

ITEX operates a marketplace (the “Marketplace”) in which products and services are exchanged by Marketplace members utilizing ITEX dollars. ITEX dollars are only usable in the Marketplace and allow thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We service our member businesses through our independent licensed brokers and franchise network (individually, “broker” and together, the “Broker Network”) in the United States and Canada. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members. We generate revenue by charging members percentage-based transaction fees, association fees, and other fees assessed in United States dollars and Canadian dollars where applicable (collectively and as reported on our financial statements, “USD” or “Cash”).

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2016” for August 1, 2015 to July 31, 2016, “2015” for August 1, 2014 to July 31, 2015). Our second quarter is the three-month period from November 1, 2015 to January 31, 2016 (“three-month period ended January 31”). Our first six months is from August 1, 2015 to January 31, 2016. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended January 31, 2016, as compared to the three-months ended January 31, 2015, our revenue decreased by $258, or 8%, from $3,238 to $2,980. Our income from operations increased by $144 or 105%, from $137 to $281. For the six-month period ended January 31, 2016, as compared to the six-month period ended January 31, 2015, our revenue decreased by $562, or 9%, from $6,355 to $5,793. Income from operations increased by $147 or 42%, from $348 to $495.

•	Revenue Sources. Our decrease in revenues for the three and six-months ended January 31, 2016 reflects a reduction in our transaction volume and a reduction in our membership base. For the three-months ended January 31, 2016, as compared to the three-months ended January 31, 2015 association revenue decreased $102, or 10% from $1,040 to $938 and our transaction revenue decreased $168, or 8% from $2,070 to $1,902. For the six-months ended January 31, 2016, as compared to the six-months ended January 31, 2015 association revenue decreased $178, or 9% from $2,088 to $1,910 and our transaction revenue decreased $363, or 9% from $4,026 to $3,663.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services. We have approximately 33% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	adding and retaining qualified brokers.

In order to add new brokers we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.

Financial Position. At January 31, 2016, we had a cash balance of $2,441, compared to a balance of $2,047 at July 31, 2015. Our net cash flows provided by operating activities were $474 for the six-month period ended January 31, 2016, compared to $496 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Unaudited Condensed Results (in thousands, except per share data):

	Three-months ended January 31,		Six-months ended January 31,
	2016	2015	2016	2015

Marketplace revenue and other revenue	$2,980	$3,238	$5,793	$6,355

Cost of marketplace revenue	$1,861	$2,012	$3,602	$3,936
Operating expenses	838	1,089	1,696	2,071
Income from operations	281	137	495	348

Other income, net	12	26	33	49
Income before income taxes	293	163	528	397

Income tax expense	96	55	176	134

Net income	$197	$108	$352	$263

Net income per common share:
Basic	$0.10	$0.04	$0.18	$0.10
Diluted	$0.10	$0.04	$0.18	$0.10

Average common and equivalent shares:
Basic	1,928	2,630	1,912	2,619
Diluted	1,928	2,630	1,912	2,619

Revenue for the three-months ended January 31, 2016, as compared to the corresponding period of fiscal 2015 decreased by $258, or 8%. Revenue for the six-month period ended January 31, 2016, as compared to the corresponding six-month period of fiscal 2015, decreased by $562, or 9%. The decrease in revenues for the three and six-months ended January 31, 2016 was from a reduction in transaction volume along with a reduction in the number of members.

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue, decreased by $151, or 8% for the three-month period ended January 31, 2016, compared to the corresponding period of fiscal 2015. Cost of Marketplace revenue decreased by $334, or 8% for the six-month period ended January 31, 2016, compared to the corresponding period of fiscal 2015. The cost of Marketplace revenue decreases, on percentage of revenue basis, were in line with the corresponding decrease in association and transaction revenues.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $251 or 23% for the three-months ended January 31, 2016, compared to the corresponding period of fiscal 2015. Operating expenses decreased by $375, or 18% for the six-month period ended January 31, 2016, compared to the corresponding period of fiscal 2015.

The decrease in operating expenses in the three-months ended January 31, 2016, as compared to the corresponding period of the prior fiscal year, resulted primarily from a $246 decrease in selling and G&A. The decrease in operating expenses in the six-months ended January 31, 2016, as compared to the corresponding period of fiscal 2015, resulted primarily from a $358 decrease in selling and G&A and a $15 decrease in salaries and benefits.

Income from operations for the three-months ended January 31, 2016, as compared to the corresponding quarter of fiscal 2015, increased by $144, or 105%. Income from operations for the six-month period ended January 31, 2016, as compared to the corresponding period of fiscal 2015, increased by $147, or 42%.

Net income for the three-months ended January 31, 2016, as compared to the corresponding period of fiscal 2015, increased by $89, or 82%. Net income for the six-month period ended January 31, 2016 as compared to the corresponding period of fiscal 2015, increased by $89, or 34%.

Earnings per share, both basic and diluted, increased by $0.06, or 150% to $0.10 per share in the three-months ended January 31, 2016 compared to the three-months ended January 31, 2015. Earnings per share, both basic and diluted, increased $0.08, or 80% to $0.18 per share for the six-month period ended January 31, 2016 compared to the six-month period ended January 31, 2015.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six-months ended January 31, 2016 and 2015 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended January 31,				Six-months ended January 31,
	2016		2015		2016		2015

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,980	100%	$3,238	100%	$5,793	100%	$6,355	100%

Costs and expenses:
Cost of Marketplace revenue	1,861	62%	2,012	62%	3,602	62%	3,936	62%
Salaries, wages and employee benefits	509	16%	512	16%	941	16%	956	15%
Selling, general and administrative	308	10%	554	17%	711	12%	1,069	17%
Depreciation and amortization	21	1%	23	1%	44	1%	46	1%
	2,699	91%	3,101	96%	5,298	91%	6,007	95%

Income from operations	281	9%	137	4%	495	9%	348	5%

Interest income, net	12	1%	26	1%	33	0%	49	1%

Income before income taxes	293	10%	163	5%	528	9%	397	3%

Provision for income taxes	96	3%	55	2%	176	3%	134	2%

Net income	$197	7%	$108	3%	$352	6%	$263	4%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2016	2015	increase (decrease)	2016	2015	(decrease)

Transaction fees	$1,902	$2,070	-8%	$3,663	$4,026	-9%
Association fees	938	1,040	-10%	1,910	2,088	-9%
Other revenue	140	128	9%	220	241	-9%
	$2,980	$3,238	-8%	$5,793	$6,355	-9%

Marketplace revenue decreased by $258, or 8%, for the three-months ended January 31, 2016, as compared to the corresponding period ended January 31, 2015. Marketplace revenue decreased by $562, or 9% for the six-month period ended January 31, 2016, as compared to the six-month period ended January 31, 2015.

Transaction fee revenue for the three-months ended January 31, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $168, or 8%. Transaction fee revenue for the six-month period ended January 31, 2016, as compared to the corresponding period of fiscal 2015, decreased by $363, or 9%. The decrease for both the three and the six-month periods is the result of lower transaction volume.

Association fee revenue for the three-months ended January 31, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $102, or 10%. Association fee revenue for the six-month period ended January 31, 2016, as compared to the corresponding period of fiscal 2015, decreased by $178, or 9%. The decrease for both the three and the six-month periods is due to a decrease in net active membership accounts.

Other revenue for the three-months ended January 31, 2016, as compared to the corresponding quarter of fiscal 2015, increased by $12, or 9%. Other revenue for the six-months ended January 31, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $21, or 9%.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $80 and $73 as ITEX dollar revenue for the three-months ended January 31, 2016 and 2015, respectively. We recorded $102 and $123 as ITEX dollar revenue for the six-months ended January 31, 2016 and 2015, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ended January 31, 2016 were for equipment, legal services, printing, outside services, and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended January 31,		Percent	Six-months ended January 31,		Percent
	2016	2015	(decrease)	2016	2015	(decrease)

Transaction fee commissions	$1,447	$1,561	-7%	$2,763	$3,022	-9%
Association fee commissions	348	380	-8%	696	751	-7%
Other costs of revenue	66	71	-7%	143	163	-12%
	$1,861	$2,012	-8%	$3,602	$3,936	-8%

Costs of Marketplace revenue as percentage of total revenue	62%	62%		62%	62%

Costs of Marketplace revenue for the three-months ended January 31, 2016, as compared to the three-months ended January 31, 2015, decreased by $151, or 8%. Costs of Marketplace revenue for the six-month period ended January 31, 2016, as compared to six-month period ended January 31, 2015, decreased by $334, or 8%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods. Costs of Marketplace revenue as a percentage of total revenue was the same for both the three and six-month periods ended January 2016.

Transaction fee commissions decreased by $114, or 7% for the three-months ended January 31, 2016, as compared to the corresponding period of fiscal 2015. Transaction fee commissions decreased by $259, or 9% for the six-month period ended January 31, 2016 as compared to the corresponding period of fiscal 2015. The reduction in the three and six-month periods was due to a corresponding decrease in transaction fee revenue for the comparable periods.

Association fee commissions decreased by $32, or 8% for the three-month period ended January 31, 2016 as compared to the corresponding periods of fiscal 2015. The decrease in commissions was due to the corresponding decrease in association fee revenue for the same period. Association fee commissions decreased by $55, or 7% for the six-month period ended January 31, 2016 as compared to the corresponding periods of fiscal 2015. The decrease in commissions for the three and six-month periods was due to the corresponding decrease in association fee revenue for the comparable periods.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $5, or 7% for the three-month period ended January 31, 2016 as compared to the corresponding period of 2015. Other costs of revenue increased by $20 or 12% for the six-month period ended January 31, 2016 as compared to the corresponding period of 2015.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Corporate salaries, wages and employee benefits expenses decreased by $3 and $15 or 1% and 2%, respectively for the three and six-month periods ended January 31, 2016 as compared to the corresponding periods of fiscal 2015. The decrease in both periods is primarily related to a reduction in headcount during the six-months ended January 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included.

SG&A expenses for the decreased by $246 and by $358, or 44% and 33%, respectively, for the three and six-month periods ended January 31, 2016, as compared to the three and six-month periods ended January 31, 2015. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease is due primarily to a decrease in foreign currency expense due to the Canadian dollar declining in value against the US dollar and bad debt expense. Foreign currency expense decreased for the three and six-month periods ended January 31, 2016 by $114 and by $139, or 97% and 94%, respectively, compared to the three and six-months ended January 31, 2015. Bad debt expense decreased for the three and six-month periods ended January 31, 2015 by $29 and by $55, or 34%, respectively, compared to the three and six-months ended January 31, 2015. In addition, legal fees for the three and six-month periods ended January 31, 2016 decreased by $57 and by $100, or 59% and 52% as compared to the comparable periods in 2015.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization decreased by $2 and $2, or 9% and 4%, respectively, for the three and the six-month periods ended January 31, 2016, as compared to the three and six-month periods ended January 31, 2015. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized a $96 and $176 provision for income taxes, in the three and six-month periods ended January 31, 2016, respectively, as compared to the $55 and $134 provision for income taxes in the three and six-month periods ended January 31, 2015. Provision for income taxes increased by $41 and $42, respectively for the three and six-months ended January 31, 2016, as compared to the corresponding period of fiscal 2015. The increase in income taxes in 2016 was due to the increase in taxable income in the comparable periods.

The Federal effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2016 is similar to that used in the same periods ended January 31, 2015. The State effective tax rate related to our provision for income taxes in the three and six-months ended January 31, 2016 and 2015 is lower than statutory rates due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of January 31, 2016, and July 31, 2015, we had $2,441 and $2,047, respectively, in cash.

The following table presents a summary of our cash flows for the six-months ended January 31, 2016 and 2015 (in thousands) (unaudited):

	Six-months ended January 31,
	2016	2015

Cash provided by operating activities	$474	$496
Cash provided by investing activities	146	148
Cash used in financing activities	(226)	(300)
Increase in cash	$394	$344

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the six-months ended January 31, 2016 net cash provided by operating activities was $474 compared with $496 in the six-months ended January 31, 2015 a decrease of $22 or 4%. The decrease in net cash provided by the operating activities is a result of the increase in net income offset by the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six-months ended January 31,
	2016	2015

Net income	$352	$263
Add: non-cash expenses	525	462
Changes in operating assets and liabilities	(403)	(229)
Net cash provided by operating activities	$474	$496

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, the changes in the deferred portion of the provision (benefit) for income taxes and bad debt.

Investing Activities

Net cash provided by investing activities was primarily the result of the collections on notes receivable from corporate office sales and broker loans.

For the six-months ended January 31, 2016, net cash provided by investing activities was $146 compared with $148 provided by investing activities in the six-months ended January 31, 2015, a decrease of $2, or 1%. In the six-months ended January 31, 2016, the net cash provided by investing activities was primarily related to $148 in note receivable principal collections offset by $2 in purchases of property and equipment.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the six-months ended January 31, 2016, net cash used in financing activities was $226 compared with $300 used in financing activities in the six-months ended January 31, 2015, a decrease of cash used in financing activities of $74, or 25%. The decrease is primarily due to a $78 decrease in dividends paid during the six-months ended January 31, 2016, when compared to the previous comparable period.

In the six-months ended January 31, 2016, we declared and paid $208 in cash dividends to our stockholders compared to $286 in cash dividends paid to our stockholders in the six-months ended January 31, 2015.

Commitments

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of January 31, 2016, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the six-months ended January 31, 2016 and 2015 was $42 and $81, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including allowances for uncollectible accounts;
•	accounting for ITEX dollar activities;
•	the allocation of purchase price in business combinations;
•	valuation of notes receivable;
•	evaluation of impairment of goodwill and other long-lived assets;
•	accounting for goodwill and other long-lived intangible assets;
•	accounting for income taxes;
•	share-based compensation; and
•	litigation matters

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended January 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
11/01/15 - 11/30/15	-	-	-	-
12/01/15 – 12/31/15	261	$3.10	261	$1,025,151
01/01/16 - 01/31/16	4,832	$3.41	4,832	$1,008,674

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 10, 2016	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: March 10, 2016	By:	/s/ John Wade
John Wade
Chief Financial Officer

