Form 10-Q
period 2016-04-30
ITEX CORP
filed 2016-06-09
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016.

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

As of April 30, 2016, we had 2,083,857 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

For the Three-month and Nine-month Period Ended April 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2016	July 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,697	$2,047
Accounts receivable, net of allowance of $417 and $439	896	398
Prepaid expenses	148	174
Loans and advances	9	8
Deferred tax asset, net of allowance of $15	554	554
Notes receivable	271	291
Other current assets	28	11
Total current assets	4,603	3,483

Property and equipment, net of accumulated depreciation of $418 and $397	18	38
Goodwill	3,191	3,191
Deferred tax asset, net of allowance of $84 and net of current portion	2,817	3,124
Intangible assets, net of accumulated amortization of $3,366 and $3,325	61	102
Notes receivable - net of current portion	658	792
Other long-term assets	6	10
Total assets	$11,354	$10,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	48	50
Commissions payable to brokers	423	259
Accrued commissions to brokers	534	659
Accrued expenses	302	261
Deferred revenue	23	27
Advance payments	129	112
Total current liabilities	1,459	1,368

Total liabilities	1,459	1,368

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,950 shares and 1,890 shares issued and outstanding, respectively	20	19
Additional paid-in capital	22,486	22,361
Stockholder notes receivable	(4)	(6)
Accumulated deficit	(12,607)	(13,002)
Total stockholders' equity	9,895	9,372

Total liabilities and stockholders’ equity	$11,354	$10,740

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three-months Ended April 30,		Nine-months Ended April 30,
	2016	2015	2016	2015

Revenue:
Marketplace revenue and other revenue	$2,627	$2,783	$8,420	$9,138

Costs and expenses:
Cost of Marketplace revenue	1,590	1,673	5,192	5,609
Salaries, wages and employee benefits	447	459	1,388	1,416
Selling, general and administrative	208	319	918	1,389
Depreciation and amortization	20	23	63	68
	2,265	2,474	7,561	8,482

Income from operations	362	309	859	656

Other income:
Other income	14	20	45	69

	14	20	45	69

Income before income taxes	376	329	904	725

Income tax expense	125	111	301	244

Net income	$251	$218	$603	$481

Net income per common share:
Basic	$0.13	$0.09	$0.31	$0.19
Diluted	$0.13	$0.09	$0.31	$0.19

Weighted average shares outstanding:
Basic	1,946	2,527	1,923	2,589
Diluted	1,946	2,533	1,923	2,594

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED APRIL 30, 2016

(In thousands)

(Unaudited)

	Common Stock		Additional	Stockholder
	Shares	Amount	Paid-in Capital	Note Receivable	Accumulated Deficit	Total

Balance at July 31, 2015	1,890	$19	$22,361	$(6)	$(13,002)	$9,372

Common stock repurchased and retired	(28)	-	(106)	-	-	(106)

Payments on stockholder notes receivable	-	-	-	2	-	2

Stock based compensation expense	88	1	231	-	-	232

Dividend payment	-	-	-	-	(208)	(208)

Net income	-	-	-	-	603	603

Balance at April 30, 2016	1,950	$20	$22,486	$(4)	$(12,607)	$9,895

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-months ended April 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$603	$481
Items to reconcile to net cash provided by operations:
Depreciation and amortization	63	68
Stock based compensation	232	265
Bad debt expense	159	84
Change in deferred income taxes	307	246
Changes in operating assets and liabilities:
Accounts receivable	(657)	(352)
Prepaid expenses	26	(64)
Loans and advances	(1)	10
Other assets	(13)	11
Accounts payable and other expenses payable	(2)	(11)
Commissions payable to brokers	164	187
Accrued commissions to brokers	(125)	(179)
Accrued expenses	41	49
Deferred revenue	(4)	(6)
Advance payments	17	13

Net cash provided by operating activities	810	802

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on note payable	-	(3)
Purchase of property and equipment	(2)	-
Payments received from notes receivable	214	280
Advances on loans	(60)	(30)
Net cash provided by (used in) provided by investing activities	152	247

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	2	37
Repurchase of Common stock	(106)	(42)
Tender offer	-	(3,000)
Cash dividend paid to Common Shareholders	(208)	(430)
Net cash used in financing activities	(312)	(3,435)

Net (decrease) increase in cash	650	(2,386)
Cash at beginning of period	2,047	3,673
Cash at end of period	$2,697	$1,287

Supplemental cash flow information:
Cash paid for taxes	$23	$14
Cancellation of Brokers notes receivable	$-	$117

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

Goodwill

We analyzed goodwill as of April 30, 2016 using the same discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC) as used at the year ended July 31, 2015. Our evaluation determined that goodwill was not impaired at April 30, 2016.

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of April 30, 2016, we had no contracts to issue common stock. The Company also had 133 unvested shares of restricted stock of which no shares were dilutive for the three and nine-month periods ended April 30, 2016.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2016 and 2015 (in thousands, except per share data) (unaudited):

	Three-months Ended April 30,		Nine-months Ended January 31,
	2016	2015	2016	2015

Net income available for common shareholders	$251	$218	$603	$481

Weighted avg. outstanding shares of common stock	1,946	2,527	1,923	2,589
Dilutive effect of restricted shares	-	6	-	5
Common stock and equivalents	1,946	2,533	1,923	2,594
Earnings per share:
Basic	$0.13	$0.09	$0.31	$0.19
Diluted	$0.13	$0.09	$0.31	$0.19

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine-months ended April 30, 2016, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of April 30, 2016, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the three-months ended April 30, 2016 and 2015 was $23 and $47, respectively. For the nine-months ended April 30, 2016 and 2015 lease expense was $65 and $128, respectively.

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

The effective Federal and State tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2016 is similar to that used in the corresponding periods ended April 30, 2015. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

For the three and nine-month periods ended April 30, 2016, we have recognized income tax expense of $125 and $301, respectively for our estimated federal and state income tax provision including both current and deferred income taxes. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of April 30, 2016 the net deferred tax asset was $3,371.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of April 30, 2016.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the nine-month period ended April 30, 2016, the Company repurchased 28 shares of common stock for $106. During the nine-month period ended April 30, 2015, the Company repurchased 14 shares of common stock for $42. As of April 30, 2016 there is $923 remaining under the stock repurchase plan.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award. We recognized $38 and $61 of stock based compensation expense for the three-month periods ended April 30, 2016 and 2015, respectively and $232 and $265 of stock-based compensation expense for the nine-month periods ended April 30, 2016 and 2015, respectively

At April 30, 2016, 133 shares of common stock granted under the 2004 Plan remained unvested and no unvested shares under the 2014 plan existed. At April 30, 2016, 293 shares remained available for future grants under the 2014 plan and the Company had $451 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

On April 5, 2016, the Board of Directors of ITEX Corporation declared a cash dividend of $0.10 per share payable on June 10, 2016, to stockholders of record as of the close of business on June 1, 2016.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2016” for August 1, 2015 to July 31, 2016, “2015” for August 1, 2014 to July 31, 2015). Our third quarter is the three-month period from February 1, 2016 to April 30, 2016 (“three-month period ended April 30”). Our first nine months is from August 1, 2015 to April 30, 2016. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results. For the three-months ended April 30, 2016, as compared to the three-months ended April 30, 2015, our revenue decreased by $156, or 6%, from $2,783 to $2,627, our income from operations increased by $53, or 17%, from $309 to $362, and our net income increased by $33, or 15% from $218 to $251. For the nine-month period ended April 30, 2016, as compared to the nine-month period ended April 30, 2015, our revenue decreased by $718, or 8%, from $9,138 to $8,420 however our income from operations increased by $203 or 31%, from $656 to $859 and our net income increased by $122 or 25% from $481 to $603.

•	Revenue Sources. Our decrease in revenues for the three and nine-months ended April 30, 2016 reflects a reduction in our transaction volume and a reduction in our membership base. For the three-months ended April 30, 2016, as compared to the three-months ended April 30, 2015 association revenue decreased $34, or 4% from $923 to $889 and our transaction revenue decreased $123, or 7% from $1,768 to $1,645. For the nine-months ended
April 30, 2016, as compared to the nine-months ended April 30, 2015 association revenue decreased $211, or 7% from $3,010 to $2,799 and our transaction revenue decreased $485, or 8% from $5,793 to $5,308.

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

Financial Position. At April 30, 2016, we had a cash balance of $2,697, compared to a balance of $2,047 at July 31, 2015. Our net cash flows provided by operating activities were $810 for the nine-month period ended April 30, 2016, compared to $802 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Unaudited Condensed Results (in thousands, except per share data):

	Three-months ended April 30,		Nine-months ended April 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Marketplace revenue and other revenue	$2,627	$2,783	$8,420	$9,138

Cost of Marketplace revenue	$1,590	$1,673	$5,192	$5,609
Operating expenses	675	801	2,369	2,873
Income from operations	362	309	859	656

Other income (expense)	14	20	45	69
Income before income taxes	376	329	904	725

Provision for income taxes	125	111	301	244

Net income	$251	$218	$603	$481

Net income per common share:
Basic	$0.13	$0.09	$0.31	$0.19
Diluted	$0.13	$0.09	$0.31	$0.19

Average common and equivalent shares:
Basic	1,946	2,527	1,923	2,589
Diluted	1,946	2,533	1,923	2,594

Revenue for the three-months ended April 30, 2016, as compared to the corresponding period of fiscal 2015 decreased by $156, or 6%. Revenue for the nine-month period ended April 30, 2016, as compared to the corresponding nine-month period of fiscal 2015, decreased by $718, or 8%. The decrease in revenues for the three and nine-months ended April 30, 2016 was from a reduction in transaction volume along with a reduction in our membership base.

Cost of Marketplace revenue, which includes association and transaction commissions paid to brokers and other Marketplace related expenses, decreased by $83, or 5% for the three-month period ended April 30, 2016, compared to the corresponding period of fiscal 2015. Cost of Marketplace revenue decreased by $417, or 7% for the nine-month period ended April 30, 2016, compared to the corresponding period of fiscal 2015. The cost of Marketplace revenue decreases for both periods were in line with the corresponding decrease in revenue.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $126 or 16% for the three-months ended April 30, 2016, compared to the corresponding period of fiscal 2016. Operating expenses decreased by $504, or 18% for the nine-month period ended April 30, 2016, compared to the corresponding period of fiscal 2015.

The decrease in operating expenses in the three-months ended April 30, 2016, as compared to the corresponding period of the prior fiscal year, resulted primarily from a $111 decrease in selling and G&A and a $12 decrease in salaries and benefits. The decrease in operating expenses in the nine-months ended April 30, 2016, as compared to the corresponding period of fiscal 2015, resulted primarily from a $471 decrease in selling and G&A and a $28 decrease in salaries and benefits.

Income from operations for the three-months ended April 30, 2016, as compared to the corresponding quarter of fiscal 2015, increased by $53, or 17%. Income from operations for the nine-month period ended April 30, 2016, as compared to the corresponding period of fiscal 2015, increased by $203, or 31%.

Net income for the three-months ended April 30, 2016, as compared to the corresponding period of fiscal 2015, increased by $33, or 15%. Net income for the nine-month period ended April 30, 2016 as compared to the corresponding period of fiscal 2015, increased by $122, or 25%.

Earnings per share, both basic and diluted, increased by $0.04, or 44% to $0.13 per share in the three-months ended April 30, 2016 compared to the three-months ended April 30, 2015. Earnings per share, both basic and diluted, increased $0.12, or 63% to $0.31 per share for the nine-month period ended April 30, 2016 compared to the nine-month period ended April 30, 2015.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and nine-months ended April 30, 2016 and 2015, with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended April 30,				Nine-months ended April 30,
	2016		2015		2016		2015

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,627	100%	$2,783	100%	$8,420	100%	$9,138	100%

Costs and expenses:
Cost of Marketplace revenue	1,590	60%	1,673	60%	5,192	61%	5,609	61%
Salaries, wages and employee benefits	447	17%	459	16%	1,388	16%	1,416	15%
Selling, general and administrative	208	8%	319	12%	918	12%	1,389	16%
Depreciation and amortization	20	1%	23	1%	63	1%	68	1%
	2,265	86%	2,474	89%	7,561	90%	8,482	93%

Income from operations	362	14%	309	11%	859	10%	656	7%

Interest income, net	14	0%	20	1%	45	1%	69	1%

Income before income taxes	376	14%	329	12%	904	11%	725	8%

Provision for income taxes	125	5%	111	4%	301	4%	244	3%

Net income	$251	9%	$218	8%	$603	7%	$481	5%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent

	2016	2015	increase (decrease)	2016	2015	(decrease)

Transaction fees	$1,645	$1,768	-7%	$5,308	$5,793	-8%
Association fees	889	923	-4%	2,799	3,010	-7%
Other revenue	93	92	1%	313	335	-7%
	$2,627	$2,783	-6%	$8,420	$9,138	-8%

Marketplace revenue decreased by $156, or 6%, for the three-months ended April 30, 2016, as compared to the corresponding period ended April 30, 2015. Marketplace revenue decreased by $718, or 8% for the nine-month period ended April 30, 2016, as compared to the nine-month period ended April 30, 2015.

Transaction fee revenue for the three-months ended April 30, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $123, or 7%. Transaction fee revenue for the nine-month period ended April 30, 2016, as compared to the corresponding period of fiscal 2015 decreased by $485, or 8%. The decrease for both the three and the nine-month periods is the result of lower transaction volume.

Association fee revenue for the three-months ended April 30, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $34, or 4%. Association fee revenue for the nine-month period ended April 30, 2016, as compared to the corresponding period of fiscal 2015, decreased by $211, or 7%. The decrease for both the three and nine-month periods is due to a decrease in the net active membership accounts.

Other revenue for the three-months ended April 30, 2016, as compared to the corresponding quarter of fiscal 2015, increased by $1, or 1%. Other revenue for the nine-months ended April 30, 2016, as compared to the corresponding quarter of fiscal 2015, decreased by $22, or 7%.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $16 and $24 as ITEX dollar revenue for the three-months ended April 30, 2016 and 2015, respectively. We recorded $119 and $147 as ITEX dollar revenue for the nine-months ended April 30, 2016 and 2015, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ended April 30, 2016 were for legal services, printing, outside services, and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended April 30,		Percent	Nine-months ended April 30,		Percent

	2016	2015	(decrease)	2016	2015	(decrease)

Transaction fee commissions	$1,221	$1,298	-6%	$3,984	$4,320	-8%
Association fee commissions	316	320	-1%	1,012	1,071	-6%
Other costs of revenue	53	55	-4%	196	218	-10%
	$1,590	$1,673	-5%	$5,192	$5,609	-7%

Costs of Marketplace revenue as percentage of total revenue	61%	60%		62%	61%

Costs of Marketplace revenue for the three-months ended April 30, 2016, as compared to the three-months ended April 30, 2015, decreased by $83, or 5%. Costs of Marketplace revenue for the nine-month period ended April 30, 2016, as compared to nine-month period ended April 30, 2015, decreased by $417, or 7%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods.

Transaction fee commissions decreased by $77 or 6% for the three-months ended April 30, 2016, as compared to the corresponding period of fiscal 2015. Transaction fee commissions decreased by $336 or 8% for the nine-month period ended April 30, 2016 as compared to the corresponding period of fiscal 2015. The decrease in transaction fee commissions for both the three and nine-month periods is due to similar decreases in the transaction fee revenue.

Association fee commissions decreased by $4 and $59, or 1% and 6%, respectively for the three and nine-month periods ended April 30, 2016 as compared to the corresponding periods of fiscal 2015. The decrease in association commissions was primarily due to the decrease in association fee revenue for the same periods.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $2 and $22 or 4% and 10%, respectively for the three and nine-month periods ended April 30, 2016 as compared to the corresponding periods of fiscal 2015.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Salaries, wages and employee benefits decreased by $12, or 3%, for the three-month period ended April 30, 2016 and decreased by $28 or 2%, for the nine-month period ended April 30, 2016 as compared to the corresponding periods of fiscal 2015. The decrease in both periods is primarily related to a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.

SG&A expenses decreased by $111 and by $471, or 35% and 34%, respectively, for the three and nine-month periods ended April 30, 2016, as compared to the three and nine-month periods ended April 30, 2015.

The decrease is due primarily to a decrease in legal, rent and bad debt. Legal fees for the three and nine-month periods ended April 30, 2016 decreased by $31 and by $130, or 44% and 49%, respectively, compared to the three and nine-months ended April 30, 2015. Rent for the three and nine-month periods ended April 30, 2016 decreased by $24 and by $63, or 51% and 49%, respectively. Bad debt expense for the three and nine-month periods ended April 30, 2016 decreased by $33 and by $87, or 40% and 35%, respectively.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization decreased by $3 and $5, or 13% and 7%, respectively for the three and the nine-month periods ended April 30, 2016, as compared to the three and the nine-month periods ended April 30, 2015. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized a $125 and $301 provision for income taxes, in the three and nine-month periods ended April 30, 2016, respectively, as compared to the $111 and $244 provision for income taxes in the three and nine-month periods ended April 30, 2015. Provision for income taxes increased by $14 and $57, respectively for the three and nine-months ended April 30, 2016, as compared to the corresponding period of fiscal 2015. The increase in income taxes in 2016 was due to the increase of taxable income in the comparable periods.

The Federal effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2016 is similar to that used in the same periods ended April 30, 2015. The State effective tax rate related to our provision for income taxes in the three and nine-months ended April 30, 2016 and 2015 is lower than statutory rates due to the resolution of certain state tax positions which led to a reduction in the accrued expenses on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of April 30, 2016, and July 31, 2015, we had $2,697 and $2,047, respectively, in cash.

The following table presents a summary of our cash flows for the nine-months ended April 30, 2016 and 2015 (in thousands) (unaudited):

	Nine-months ended April 30,
	2016	2015

Cash provided by operating activities	$810	$802
Cash provided by investing activities	152	247
Cash used in financing activities	(312)	(3,435)
Increase/(decrease) in cash	$650	$(2,386)

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the nine-months ended April 30, 2016 net cash provided by operating activities was $810 compared with $802 in the nine-months ended April 30, 2015 an increase of $8 or 1%. The increase in net cash provided by the operating activities is a result of the increase in net income offset by the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine-months ended April 30,
	2016	2015

Net income	$603	$481
Add: non-cash expenses	761	663
Changes in operating assets and liabilities	(554)	(342)
Net cash provided by operating activities	$810	$802

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

For the nine-months ended April 30, 2016, net cash provided by investing activities was $152 compared with $247 provided by investing activities in the nine-months ended April 30, 2015, a decrease of $95, or 38%. In the nine-months ended April 30, 2016, the net cash provided by investing activities was primarily related to $214 in note receivable principal collections offset by $60 in new loans and $2 in purchases of property and equipment.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the nine-months ended April 30, 2016, net cash used in financing activities was $312 compared with $3,435 used in financing activities in the nine-months ended April 31, 2015, a decrease of cash used in financing activities of $3,123, or 91%.

In the nine-months ended April 30, 2015, the net cash used in financing activities was primarily related to a $3,000 tender offer, $430 in cash dividends to our stockholders and $42 to repurchase 14 shares of our common stock through our stock repurchase program offset by $37 received in principal payments on stockholder notes receivable.

In the nine-months ended April 30, 2016, we declared and paid $208 in cash dividends to our stockholders and $106 to repurchase 28 shares of our common stock through our stock repurchase program offset by $2 received in principal payments on stockholder notes receivable.

Commitments

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. The Company operates on this lease under a month-to-month basis. As of April 30, 2016, there are no future minimum commitments under this operating lease.

The lease expense for our executive office space for the nine-months ended April 30, 2016 and 2015 was $65 and $128, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended April 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
02/01/16 - 02/29/16	185	$3.30	185	$1,008,063
03/31/16 - 03/31/16	20,706	$3.95	20,706	$926,274
04/01/16 - 04/30/16	828	$3.78	828	$923,159

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 9, 2016	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: June 9, 2016	By:	/s/ John Wade
John Wade
Chief Financial Officer