Form 10-K
period 2016-07-31
ITEX CORP
filed 2016-10-20
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10 - K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2016.

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

(Address of principal executive offices)

(425) 463-4000

(Issuer’s telephone number including area code)

Securities registered under Section 12 (b) of the Exchange Act	None

Securities registered pursuant to Section 12 (g) of the Exchange Act	Common Stock (par value $0.01); Rights to Purchase Series A Junior Participating Preferred Stock (par value $0.01)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Company as of January 31, 2016 was approximately $3,525,232 based upon 1,068,252 shares held by such persons and the closing bid price of $3.30 as reported by the OTC Marketplace. Shares of common stock held by each officer and director and by each person who owns 10.0% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 30, 2016, we had 2,081,083 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-K

For The Fiscal Year Ended July 31, 2016

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

Our main sources of revenue are transaction and association fees. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, insufficient fund fees and other fees. The fees we charge members are in USD and partially in ITEX dollars. We bill members for all fees at the end of each operating cycle. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In the fiscal year ended July 31, 2016, members made approximately 95% of their payments through electronic funds transfer, by credit cards and using our Preferred Member Autopay System (“Autopay System”). Members that pay through our Autopay System will generally be charged a USD transaction fee equal to 6.0% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5%. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 96% of our total revenue in 2016 and 2015.

We prepare our financial statements on an accrual basis in accordance with United States Generally Accepted Accounting Principles (GAAP). Refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements for a description of our accounting policies.

Business Strategy

We seek to increase the number of members participating in our Marketplace and our revenues by providing members:

o	An efficient method to execute and track transactions in the Marketplace. We have developed a comprehensive, customer relationship management and payment processing software called Trade Exchange Account Manager “TEAM.” This software solution provides members, brokers and our management team with enhanced information systems and marketing tools. We continue to upgrade and enhance TEAM.

o	A community where members can interact and safely transact business with other members. Our website conveys to members the variety of businesses that comprise the Marketplace and the benefits that come with their participation. Our Broker Network and corporate staff seek to maintain a fair and equitable environment for our members. Members may sell in the Marketplace only those products and services they have the legal right to sell.

o	More coverage by increasing the size and effectiveness of our Broker Network. We seek to attract new franchisees in order to increase the trade regions covered by the Marketplace. A portion of our website at www.itex.com provides information about our franchise program, in which we identify target markets, and provides detail about our company and business model.

o	Excellent customer service by the Broker Network and our corporate staff. We provide training and support for brokers and refine our operating manuals and related support materials on an ongoing basis to better service our members. Additionally, we hold a national convention and regional meetings each year in which we discuss and openly share solutions for current issues and plan future enhancements to and benefits for the Marketplace.

o	Social media presence. We utilize social media to create and enhance relationships with and for our members, facilitate transactions, as well as to attract new members to our Marketplace. We are on several of the leading social media websites, including Facebook, YouTube, LinkedIn, Google+ and Twitter.

o	Smart Phone technology. ITEX MobileSM enables our members to easily register new prospects in the Marketplace; complete a transaction with ITEXpaySM; search for other members with ITEXmapSM and to make payments to us.

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

Employees

As of July 31, 2016, we had 13 full-time or part-time employees. From time to time, we utilize independent consultants or contractors for additional support.

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

Our revenue growth and success is tied to the operations of our Broker Network, and as a result the loss of our brokers or the financial performance of our brokers can negatively impact our business

Our financial success primarily depends on our brokers and the manner in which they operate and develop their offices. We depend on the ability of our brokers to enroll new members, train them in the use of the Marketplace, grow our transactional volume by facilitating business among members, manage member relationships, provide members with information about ITEX products and services, and assure the payment of our fees. Brokers are independently owned and operated and have a contractual relationship with ITEX, typically for a renewable five-year term. Our inability to renew a significant portion of these agreements on terms satisfactory to our brokers and us could have a material adverse effect on our business, financial condition and results of operations. Further, our brokers may not be successful in increasing the level of revenues generated compared to prior years, or even sustaining their own business activities, which depends on many factors, including providing excellent customer service, proactively engaging members with transaction opportunities, industry trends, the strength of the local economy, the success of their marketing activities, control of expense levels, the employment and management of personnel, and being able to secure adequate financing to operate their businesses. There can be no assurance that our brokers will be successful in adding members or increasing the volume of transactions through the Marketplace, or that if they do not renew their agreements or terminate operations we will be able to attract new brokers at rates sufficient to maintain a stable or growing revenue base. If our brokers are unsuccessful in generating revenue, enrolling new members to equalize the attrition of members leaving the Marketplace, or if a significant number of brokers become financially distressed and terminate operations, our revenues could be reduced and our business operating results and financial condition may be materially adversely affected.

Future revenue growth remains uncertain and our operating results and profitability may decline

Marketplace revenue decreased 8% for the year ended July 31, 2016, compared to the previous year ended July 31, 2015 and decreased 11% for the year ended July 31, 2015 compared to the same period ended July 31, 2014. Although we seek to increase revenues through organic growth and the development of new revenue streams, we cannot assure you that our revenues will increase in future quarters or future years. We may be unable to add revenue through acquisitions, either because of the absence of acquisition candidates, lack of financing, or unacceptable terms. We have approximately 33% recurring revenues. We do not have an order backlog, and approximately 63% of our revenues each quarter come from variable transaction fees computed as a percentage of the ITEX dollar value of the transactions occurring during that quarter.

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

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity

As of July 31, 2016, we reported a consolidated federal net operating loss (“NOL”) carryforward and deferred tax asset, net of valuation allowances, of $2,634, which represents approximately 30% of our total assets. The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate. In the fourth quarter of 2016, we recorded a deferred tax asset valuation allowance of $866. The valuation allowance was the result of a sustained decline in our revenue and our projected continued decline in future growth rates and profitability levels. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. Federal and state tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. Generally, an ownership change occurs if the percentage of the value of the stock that is owned in the aggregate by our direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during any three-year testing period. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us and cause us to pay U.S. federal income taxes earlier than we otherwise would, adversely affecting our future cash flow. The additional write off of NOL carryforward tax benefits would also negatively affect our net earnings and reduce stockholders’ equity.

We may be required to record a further charge to earnings as a result of impairment of goodwill or intangible assets, which could have a negative impact on stockholders’ equity

In the fourth quarter of 2016, we recorded a $1,750 impairment in goodwill resulting in a reduction of our total assets, net income and stockholders’ equity. The impairment loss was the result of a sustained decline in our revenue and our projected continued decline in future growth rates and profitability levels together with a reduction of our total assets. Since 2011, we have returned approximately $12,000 to stockholders in the form of dividends and stock buybacks, which has reduced our net asset base. We have remaining goodwill of $1,441 and net other intangible assets of $48 as of July 31, 2016, which represents approximately 17% of our total assets. Goodwill represents the excess of cost over the fair value of identified net assets acquired. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, lower projected operating results reflect changes in assumptions related to revenue initiatives, organic revenue growth rates, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would reduce earnings in such period, and reduce stockholders’ equity.

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

During the past several years, U.S. companies have seen an increasing level of insurgent campaigns, proxy solicitations, and shareholder derivative actions or other attempts to acquire control of companies or effect operational changes. In recent years, we have been the subject of two proxy contests seeking control of our board of directors, as well as a related lawsuit. We cannot assure you that we will not be subject to further proxy contests, litigation or other activity or demands in the future. If we are, such activity or demands could harm the Company because:

•	Responding to proxy contests, litigation and other actions by dissident shareholders could interfere with our ability to execute our strategic plan, disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees from the pursuit of business strategies;

•	Perceived uncertainties as to our future direction diverts the attention of, damages morale and creates instability among members of our Broker Network, and adversely impact our existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertain and turbulent times;

•	We would experience substantial increases in legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and related litigation;

•	A change in the composition of the Board of Directors could result in additional compensation charges and other expenses, including reimbursement of proxy or takeover expenses; and may not produce an effective business strategy or create additional value for stockholders.

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

We may have claims and lawsuits against us that may result in adverse outcomes

From time to time we are subject to a variety of claims and lawsuits. See Note 10 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”. Adverse outcomes in one or more claims could occur which may result in significant monetary damages that could adversely affect our ability to conduct our business. Although management does not believe resolving any pending matter, individually or in the aggregate, would have a material adverse impact on our financial statements, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

We transact business in Canadian dollars as well as USD. Revenues denominated in Canadian dollars comprised 5.5% and 6.2% of total revenue in the years ended July 31, 2016 and 2015, respectively. Part of our cash reserves are held in Canadian banks and subject to currency exchange rate fluctuations. Foreign currency expense for the year ended July 31, 2016 decreased by $152 compared to the year ended July 31, 2015. Foreign currency exchange fluctuations may or may not materially adversely affect our operations. Changes in the relation of the Canadian dollar to the USD could affect our revenues, cost of sales, operating margins or value of bank holdings which could result in exchange losses.

Our Brokers may default on their loans

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. We had outstanding loans to brokers of $875 at July 31, 2016 and $1,083 at July 31, 2015. In the event one or more brokers default on their loans, it may adversely affect our financial condition.

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

Escheatment of our unclaimed common stock could result in our being eligible to deregister our stock under the Exchange Act

We are subject to state unclaimed property (escheat) laws which require us to turn over to state authorities unclaimed property including stocks and uncashed dividends. We work with an agent to comply with applicable unclaimed property laws, including preparation of unclaimed property reports, completion of required due diligence notifications, delivery of abandoned stock and dividends to various states and other services as necessary. It is expected that as the process is completed there will be some escheatment of shares owned by lost stockholders.

It is possible that as the process continues there will be escheatment of a sufficient number of shares owned by lost stockholders to reduce our number of registered stockholders to below 300. As of July 31, 2016, we had 472 stockholders of record. If the number of registered stockholders drops below 300, we would be eligible to deregister our shares under the Exchange Act, and to exit the SEC reporting system. If we are eligible, a decision to deregister could be viewed in a negative manner by stockholders due to diminished available information about the Company and the potentially adverse impact on liquidity in the trading market for our shares and our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters offices are located in Bellevue, Washington. In the year ended July 31, 2016, we leased our property on a month-to-month basis. In July 2016, we signed a 5-year lease for a new location in Bellevue, Washington, with a lease commencement date of September 15, 2016. Our new premises will be utilized by our senior management, marketing, finance, general and administrative personnel.

	Area leased	Monthly
Location	(sq. feet)	rent (1)	Lease expiration
Bellevue, Washington	7,035	$7,750	September 30, 2016
Bellevue , Washington	3,379	$9,221	March 31, 2022

(1) Base rent including estimated operating costs

We believe that our facilities are adequate and suitable for their current use, and that all of the leased space and all property maintained within are adequately insured. For additional information regarding our obligations under leases, refer to Note 8 ― “Commitments” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 10 ― “Legal Proceedings and Litigation Contingencies” included in the “Notes to Consolidated Financial Statements”, Item 8 – Financial Statements.

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

Market Information

Our common stock trades on the OTC Pink tier of the over-the-counter market known as the OTC Marketplace under the ticker symbol “ITEX.” The range of high and low closing bid prices for our common stock for each quarter during the two most recent years, and dividends paid for the quarter, are as follows:

	Fiscal Year 2016			Fiscal Year 2015
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$3.40	$2.75	$0.00	$3.60	$2.70	$0.05
Second	3.40	3.01	0.10	3.05	2.66	0.05
Third	3.75	3.03	0.00	3.67	2.32	0.05
Fourth	3.87	3.25	0.10	3.42	2.62	0.05

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

There were 472 holders of record of our common stock as of July 31, 2016. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

During 2016, we paid semi-annual dividends of $0.10 per share, totaling $0.20 for the year. See Item 1A ─ Risk Factors ─ Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our lack of liquidity or access to capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended July 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
5/01/16 - 5/31/16	369	$3.52	-	$921,860
6/01/16 – 6/30/16	1,596	$3.60	-	$916,108
7/01/16 - 7/31/16	9	$4.00	-	$916,072

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA

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

In fiscal year 2016, faced with continued contracting revenues, we implemented organizational changes and made strategic and tactical moves to support the generation of cash flow and operational income. During the year we continued development of smartphone technology to enable our members to expand their trading community and instantly complete transactions through a mobile device. As a result of our initiatives for the year ended 2016, as compared to 2015, income from operations, exclusive of Goodwill impairment charges of $1,750, increased by $271, or 28%. However, for the year ended 2016, as compared to 2015, our revenue decreased by $907, or 8%.

In the fourth quarter of 2016, we recorded a $1,750 impairment in goodwill resulting in a reduction of our total assets, net income and stockholders’ equity. The impairment loss was the result of a sustained decline in our revenue and our projected revenue growth rates and profitability levels, together with a reduction of our total assets. Since 2011, we have returned approximately $12,000 to stockholders in the form of dividends and stock buybacks, which has reduced our asset base. In addition, during the fourth quarter of 2016, we recorded an $866 valuation allowance against our deferred tax asset.

Industry Trends

Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services. We strive to view industry change as an opportunity to conceive new services, technologies, or new ideas that can further evolve the industry and our business.

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

Our Canadian operations provide a portion of our total revenue and expenses. Revenues denominated in Canadian dollars comprised 5.5% of total revenue in 2016. Changes in foreign exchange rates affects our revenue and expenses.

See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Financial Position

Our financial condition and balance sheet at July 31, 2016, had cash of $3,235 compared to $2,047 at the same period in 2015. In April 2015, we completed a partial tender offer to purchase shares of our common stock, for an aggregate cost of $3,000, excluding fees and expenses relating to the tender offer. The shares purchased in the tender offer represented approximately 26% of our outstanding common shares (including shares of unvested restricted stock). During 2016 we repurchased $113 of our stock through our stock repurchase plan and we paid semi-annual dividends of $0.10 per share, totaling $0.20 per share for the year. We recorded a $1,750 impairment in goodwill and an $866 deferred tax asset valuation allowance in the fourth quarter of 2016, resulting in a reduction of our total assets, net income and stockholders’ equity. Total assets were $8,894 at July 31, 2016, compared to $10,740 at July 31, 2015, and stockholders’ equity decreased to $7,577 at July 31, 2016, compared to $9,372 at July 31, 2015.

Our net cash flows provided by operating activities was $1,513 for the year ended July 31, 2016, compared to $1,608 for the previous year. The decrease in net cash provided by operating activities is primarily due to the negative change of $286 in operating assets and liabilities in the year ended July 31, 2016.

RESULTS OF OPERATIONS (in thousands except per share amounts unless otherwise indicated)

Condensed Results

	Year Ended July 31,
	2016	2015

Revenue	$11,110	$12,017

Cost of marketplace revenue	6,883	7,394
Operating expenses	2,999	3,666
Goodwill impairment	1,750	-
Income from operations	(522)	957

Other income	61	90
(Loss)/income before income taxes	(461)	1,047

Income tax expense	1,058	357
Net (loss)/income	$(1,519)	$690

Net (loss)/income per common share:
Basic	$(0.79)	$0.29
Diluted	$(0.79)	$0.28

Average common and equivalent share:
Basic	1,930	2,414
Diluted	1,930	2,423

Revenue

Revenue consists of Marketplace transaction fees, association fees and other revenue net of revenue adjustments for both broker offices and corporate-owned offices. Revenue also includes a nominal amount of ITEX dollars (non-cash).

Marketplace and other revenue for the year ended July 31, 2016, decreased $907 or 8% to $11,110 from $12,017 during the prior year. This decrease was due to a reduction in the number of members, a reduction in transaction volume and a corresponding decrease in transaction and association fees.

Loss before income taxes for the year ended July 31, 2016 was ($461), compared to net income of $1,047 in 2015. This decrease is primarily due to the write down of $1,750 in goodwill along with a reduction in gross profit of $396 offset by a reduction in operating expenses of $667.

Earnings per share, fully diluted, decreased to ($0.79) per share for the year ended July 31, 2016, from $0.28 per share for the year ended July 31, 2015. This decrease is primarily due to the write down of $1,750 in goodwill and a deferred tax asset valuation allowance of $866 along with a reduction in gross profit of $396 offset by a reduction in operating expenses of $667.

Revenue, Costs and Expenses

The following table summarizes our selected consolidated financial information for the years ended July 31, 2016 and 2015, with amounts expressed as a percentage of total revenues:

	Years Ended July 31,
	2016		2015

	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Marketplace revenue and other revenue	$11,110	100%	$12,017	100%

Costs and expenses:
Cost of Marketplace revenue	6,883	62%	7,394	61%
Salaries, wages and employee benefits	1,782	16%	1,864	16%
Selling, general and administrative	1,135	10%	1,711	14%
Depreciation and amortization	82	1%	91	1%
Goodwill impairment	1,750	16%	-	0%
	11,632	105%	11,060	92%

Income from operations	(522)	-5%	957	8%

Other income	61	1%	90	1%

(Loss)/income before income taxes	(461)	-4%	1,047	9%

Income tax expense	1,058	10%	357	3%

Net (loss)/income	$(1,519)	-14%	$690	6%

The following are the components of revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2016	Percent change from 2015	2015

Association fees	$3,717	-7%	$3,991
Transaction fees	6,994	-8%	7,577
Other revenue	238	3%	232

Revenue, subtotal	$10,949	-7%	$11,800

ITEX dollar revenue	$161	-26%	$217

Total Revenue	$11,110	-8%	$12,017

Revenue decreased by $907 or 8% for the year ended 2016 compared to 2015. Association revenue decreased $274 or 7% to $3,717 from $3,991. The association revenue decrease was due to a reduction in the number of members assessed association fees. Transaction revenue decreased $583 or 8% to $6,994 from $7,577. The transaction revenue decrease was due to lower transaction volume in the Marketplace in 2016 when compared to 2015.

ITEX Dollar Revenue

As described in notes to our consolidated financial statements, we receive ITEX dollars from members’ transaction and association fees, and, to a lesser extent, from other member fees. Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $161 and $217 as ITEX dollar revenue for the years ended July 31, 2016 and 2015, respectively.

Cost of Marketplace revenue

Cost of Marketplace revenue consists of commissions paid to brokers, salaries and employee benefits of our corporate-owned offices, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income:

	Year Ended July 31,
	2016	Percent change from 2015	2015
Association fee commissions	$1,352	-6%	$1,433
Transaction fee commissions	5,261	-7%	5,668
Other Marketplace expenses	270	-8%	293

	$6,883	-7%	$7,394

Costs of Marketplace revenue as a percentage of total revenue	62%		61%

Costs of Marketplace revenue for 2016, as compared to 2015, decreased by $511, or 7%. Costs of Marketplace revenue as a percentage of total revenue was 62% and 61%, respectively.

Association fee commissions decreased by $81, or 6% for the year ended 2016 as compared to 2015. The decrease in commissions paid was comparable to the decrease in the corresponding association revenue.

Transaction fee commissions decreased by $407, or 7% for the year ended 2016, as compared to 2015. Transaction fee commissions will generally increase or decrease at a similar percentage as the increase or decrease in transaction revenue, which was the case for 2016.

Other Marketplace expenses consist of miscellaneous Marketplace related expenses such as credit card processing fees and other commissions not associated with association or transaction revenue. Other Marketplace expenses decreased by $23, or 8% for the year ended 2016 as compared to 2015. The primary decrease in the year ended 2016 is due to a reduction in credit card processing fees due to lower transaction volume.

Association fee commissions as a percentage of its related revenue remained at 36% in both 2016 and 2015. Transaction fee commissions, as a percentage of corresponding revenue, was also the same at 75% in both years ended 2016 and 2015.

Corporate Salaries, Wages and Employee Benefits

Corporate salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, 401(k), payroll related insurance, healthcare benefits, recruiting costs, temporary services and other personnel-related items.

Corporate salaries, wages and employee benefits expenses for 2016 decreased by $82 or 4% to $1,782 from $1,864 for the year ended 2015. The decrease in compensation-related costs for the year is primarily due to a reduction of staff and lower stock compensation costs during the year ended July 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, SG&A, include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, insurance, bad debts, sales tax and other taxes, and other costs.

SG&A expenses for 2016 decreased by $576 or 34% to $1,135 from $1,711 for the year ended 2015. The decrease is due primarily to a $152 decrease in foreign currency expense. We hold some assets and conduct business in Canada and the decrease in CDN exchange rates during 2015 caused an increase in this expense. In 2016 we moved the majority of the cash held in Canadian banks into U.S. based institutions. In addition, legal fees decreased $119 and ITEX dollars used for corporate purposes decreased $56 during 2016.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization for 2016 decreased by $9, or 10% to $82 from $91 for the year ended 2015. The primary reason for the decrease is that there were no material additions of property and equipment or amortizable intangible assets in 2016.

Goodwill Impairment

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, the industry specific weighted average cost of capital, adverse changes in legal factors or the business climate, and lowered expectations of future financial results. Accordingly, as of July 31, 2016 the Company tested its goodwill for impairment and concluded that the net asset carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the fourth quarter of 2016 of $1,750. The estimated fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors. During the fourth quarter the Company revised its forecast which resulted in a goodwill impairment loss primarily from a sustained decline in the Company’s projected revenue growth rates and profitability levels. The lower projected operating results reflect changes in assumptions related to revenue initiatives, organic revenue growth rates, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results.

Other Income

Other income includes interest received on notes receivable and promissory notes. The interest income is derived primarily from our notes receivable for corporate-owned office sales and loans to Brokers. Other income in 2016 decreased by $29 or 32% to $61 from $90 for the year ended 2015. The notes receivable are repaid in installments. The installment payments for the various notes receivable end between 2017 and 2022.

Recoverability of Deferred Tax Assets

Deferred tax assets on our balance sheet primarily include federal and state net operating loss carry forwards (collectively “NOLs”) which are expected to result in future tax benefits. Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets. Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. In 2016 and 2015, respectively, we utilized $1,120 and $844 of our available NOLs. As of July 31, 2016, we have approximately $7,997 of NOLs available to offset future taxable income.

We periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize substantially all of the available NOLs. We determined that we will not be able to utilize all of our Federal NOLs as of July 31, 2016. As of July 31, 2016 and 2015, we have an $866 and $0 valuation on Federal NOLs, respectively. As of July 31, 2016, California NOLs have expired and the valuation allowance has been removed accordingly. As of July 31, 2016 and 2015, we have a $0 and $99 valuation allowance on state of California NOLs, respectively.

FINANCIAL CONDITION (in thousands)

Our total assets were $8,894 and $10,740 at July 31, 2016 and 2015, respectively, representing a decrease of $1,846 or 17%. The decrease in asset base is primarily due to the write down of $1,750 in goodwill impairment, valuation allowance of $866 of our deferred tax asset and cash dividends paid out to stockholders in 2016 of $417. In addition, we also repurchased 30 shares of our common stock for $113 through the stock repurchase program.

Our cash totaled $3,235 and $2,047 as of July 31, 2016 and 2015, respectively, representing an increase of $1,188, or 58%. Our cash flow activity is described in more detail below (see “Liquidity and Capital Resources”).

Accounts receivable balances, net of allowances of $408 and $439, were $429 and $398 as of July 31, 2016 and 2015 respectively, representing an increase of $31 or 8%, primarily due to the timing of our cycle close in comparable years.

Our total current liabilities were $1,317 and $1,368 at July 31, 2016 and 2015, respectively, representing a decrease of $51 or 4%. The decrease is primarily due to a reduction of $31 in accrued commissions and commissions payable to brokers.

Our stockholders’ equity decreased by $1,795 or 19% to $7,577 at July 31, 2016, compared to $9,372 at July 31, 2015 primarily due to $1,750 in goodwill impairment, $866 in deferred tax asset valuation allowance, $417 in dividends paid and $113 of stock repurchases during 2016.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

Our principal sources of liquidity are our cash provided by operating activities and cash on hand. Net cash provided by operating activities was $1,513 and $1,608 for the years ended July 31, 2016 and 2015, respectively. Our cash balance as of July 31, 2016 totaled $3,235.

The following table presents a summary of our cash flows for the years ended 2016 and 2015 respectively (in thousands):

	Year Ended July 31,
	2016	2015
Net cash provided by operating activities	$1,513	$1,608
Net cash provided by investing activities	202	338
Net cash used in financing activities	(527)	(3,572)
Increase/(decrease) in cash and cash equivalents	$1,188	$(1,626)

We have financed our operational needs through cash flow generated from operations. During 2016, our cash position increased by $1,188 to $3,235. In 2015, we used a large portion of cash reserves to fund a partial tender offer of $3,000. We use operational cash flow provided by operating activities for routine operating expenses, loans to brokers, stock buybacks and quarterly dividend payments to common stockholders.

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

Operating Activities

For the year ended July 31, 2016, net cash provided by operating activities was $1,513 compared to $1,608 in the year ended July 31, 2015, a decrease of $95 or 6%. The decrease in net cash provided by operating activities is primarily due to reduced gross profit offset by a reduction to operating expenses.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year ended July 31,
	2016	2015

Net (loss)/income	$(1,519)	$690
Add: non-cash expenses	3,318	854
(Less) plus: changes in operating assets and liabilities	(286)	64
Net cash provided by operating activities	$1,513	$1,608

Non-cash expenses are associated primarily with the impairment of goodwill, amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes.

Investing Activities

For the year ended July 31, 2016, net cash provided by investing activities was $202 compared with $338 provided by investing activities in the year ended July 31, 2015, a decrease of $136. In the year ended July 31, 2015, the net cash provided by investing activities was primarily related to $371 in note receivable principal collections, offset by $30 in note receivable advances. In the year ended July 31, 2016, the net cash provided by investing activities was primarily related to $288 in note receivable principal collections, which were offset by $80 in note receivable advances and $6 of purchases of property and equipment.

Financing Activities

For the year ended July 31, 2016, net cash used in financing activities was $527 compared with $3,572 used in financing activities in the year ended July 31, 2015, a decrease of $3,045, or 85%. In the year ended July 31, 2016, the net cash used in financing activities was primarily related to the repurchase of $113 in common stock and $417 in dividends paid to common stockholders. In the year ended July 31, 2015, the net cash used in financing activities was primarily related to the partial tender offer of $3,000 along with the repurchase of $76 in common stock and $534 in dividends paid to common stockholders.

Our net cash used in financing activities consists of dividends paid to shareholders and discretionary repurchases of our common stock. We repurchased 30 and 23 shares of ITEX stock under our stock repurchase program in 2016 and 2015, respectively.

Commitments and Contingencies

We utilize leased facilities in the normal course of our business. We executed a new lease for our corporate headquarters in Bellevue, Washington. The lease commenced on September 15, 2016 and expires March 31, 2022. We have an option to extend the lease term once, for a five-year period, at the fair market value.

The lease expense, inclusive of utilities included in our lease payments, for our executive office space and corporate-owned offices for the years ended July 31, 2016 and 2015 was $89 and $149, respectively.

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

Valuation Allowance on Deferred Tax Assets

We account for income taxes using an asset and liability approach as required. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities, and net operating loss carryforwards. We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized. We record our deferred tax assets net of valuation allowances.

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

In assessing the recoverability of deferred tax assets, we periodically assess the realizability of our available NOLs by assessing whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that we will not be able to utilize all of our Federal NOLs as of July 31, 2016. As of July 31, 2016 and 2015, we have an $866 and $0 valuation on Federal NOLs, respectively. As of July 31, 2016, California NOLs have expired and the valuation allowance has been removed accordingly. As of July 31, 2016 and 2015, we have a $0 and $99 valuation allowance on state of California NOLs, respectively.

On July 31, 2016, we had NOLs of approximately $7,997 available to offset future taxable income. When circumstances warrant, we re-assess the realizability of our available NOLs for future periods. When this occurs, if we determine that the realizability of our NOLs has changed, we record the impact of that change as a component of our tax expense in the consolidated statements of income in that period.

The deferred tax assets and valuation allowances recorded at July 31, 2016 represent our current estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2016.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, including domains and other definite-lived intangible assets, and liabilities assumed in business combinations accounted for under the acquisition method.

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value of our reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its estimated fair value.

We analyzed goodwill as of July 31, 2016 and 2015 using a discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC). We believe the use of a discounted cash flow approach is the most reliable indicator for the Company to use when determining its fair market value. In order to determine the future cash flows, we prepared a cash flow forecast for the next 15 years based on past experience and our anticipated capital expenditures, revenue and expense forecast. In connection with our assessment of goodwill impairment, management determined that a Step 1 impairment assessment should be performed. Our evaluation determined after performance of Step 1, that goodwill was not impaired at July 31, 2015. However, we determined a $1,750 impairment in goodwill should be recorded in the fourth quarter of 2016. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s projected revenue growth rates and profitability levels. The lower projected operating results reflect changes in assumptions related to revenue initiatives, organic revenue growth rates, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the expected impact on its consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

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

The following financial statements of ITEX Corporation are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ITEX Corporation

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ITEX Corporation (the “Company”) as of July 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEX Corporation as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLP

October 19, 2016
Denver, Colorado

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,235	$2,047
Accounts receivable, net of allowance of $408 and $439	429	398
Prepaid expenses	183	174
Loans and advances	4	8
Deferred tax asset, net of allowance of $136 and $15	414	554
Notes receivable	283	291
Other current assets	4	11
Total current assets	4,552	3,483

Property and equipment, net of accumulated depreciation of $353 and $397	16	38
Goodwill	1,441	3,191
Deferred tax asset, net of allowance of $730 and $84 and net of current portion	2,220	3,124
Intangible assets, net of accumulated amortization of $3,380 and $3,325	48	102
Notes receivable - net of current portion	592	792
Other long-term assets	25	10
Total assets	$8,894	$10,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	37	50
Commissions payable to brokers	233	259
Accrued commissions to brokers	654	659
Accrued expenses	254	261
Deferred revenue	25	27
Advance payments	114	112
Total current liabilities	1,317	1,368
Total liabilities	1,317	1,368

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,948 shares and 1,890 shares issued and outstanding, respectively	20	19
Additional paid-in capital	22,497	22,361
Stockholder notes receivable	(3)	(6)
Accumulated deficit	(14,937)	(13,002)
Total stockholders' equity	7,577	9,372
Total liabilities and stockholders’ equity	$8,894	$10,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Year ended July 31,
	2016	2015
Revenue:
Marketplace and other revenue	$11,110	$12,017

Costs and expenses:
Cost of Marketplace revenue	6,883	7,394
Corporate salaries, wages and employee benefits	1,782	1,864
Selling, general and administrative	1,135	1,711
Depreciation and amortization	82	91
Goodwill impairment	1,750	-
	11,632	11,060

(Loss)/income from operations	(522)	957

Other income	61	90
(Loss)/income before income taxes	(461)	1,047

Income tax expense	1,058	357

Net (loss)/income	$(1,519)	$690

Net (loss)/income per common share:
Basic	$(0.79)	$0.29
Diluted	$(0.79)	$0.28

Weighted average shares outstanding:
Basic	1,930	2,414
Diluted	1,930	2,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional paid	Stockholder Notes	Accumulated
	Shares	Amount	in capital	Receivable	deficit	Total

Balance, July 31, 2014	2,602	$26	$25,222	$(161)	$(13,158)	$11,929

Stock based compensation expense	90	1	324	-	-	325

Common Stock repurchased and retired	(23)	-	(76)	-	-	(76)

Tender Offer, partial	(750)	(8)	(2,992)	-	-	(3,000)

Payments on Broker notes receivables	-	-	-	38	-	38

Cancellation of Broker stock purchase	(29)	-	(117)	117	-	-

Dividend payment	-	-	-	-	(534)	(534)

Net Income	-	-	-	-	690	690

Balance, July 31, 2015	1,890	$19	$22,361	$(6)	$(13,002)	$9,372

Stock based compensation expense	88	1	249	-	-	250

Common Stock repurchased and retired	(30)	-	(113)	-	-	(113)

Payments on Broker notes receivables	-	-	-	3	-	3

Dividend payment	-	-	-	-	(417)	(417)

Net Loss	-	-	-	-	(1,519)	(1,519)

Balance, July 31, 2016	1,948	$20	$22,497	$(3)	$(14,937)	$7,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,519)	$690
Items to reconcile to net cash provided by operating activities:
Depreciation and amortization	82	91
Goodwill imparment	1,750	-
Stock-based compensation	250	325
Bad debt expense	192	294
Decrease in deferred income taxes	1,044	356
Changes in operating assets and liabilities:
Accounts receivable	(223)	(34)
Prepaid expenses	(9)	(70)
Loans and advances	4	7
Other assets	(8)	20
Accounts and other expenses payable	(13)	(2)
Commissions payable to brokers	(26)	(8)
Accrued commissions to brokers	(5)	(69)
Accrued expenses	(6)	7
Deferred revenue	(2)	(5)
Advance payments	2	6
Net cash provided by operating activities	1,513	1,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from notes receivable - corporate office sales	288	371
Payments of note payable	-	(3)
Notes receivable - advances	(80)	(30)
Purchase of property and equipment	(6)	-
Net cash provided by investing activities	202	338

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes receivable from broker stock purchase	3	38
Repurchase of Common stock	(113)	(76)
Tender offer, partial	-	(3,000)
Cash dividend paid to Common Stockholders	(417)	(534)
Net cash used in financing activities	(527)	(3,572)

Net increase (decrease) in cash and cash equivalents	1,188	(1,626)
Cash and cash equivalents at beginning of period	2,047	3,673
Cash and cash equivalents at end of period	$3,235	$2,047

Supplemental cash flow information:
Cash paid (refund) for taxes	27	(7)

Non-cash activities:
Cancellation of portion of private placement notes and equity	-	117

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

Accounting Records and Use of Estimates

The accounting records are maintained in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements and notes. Examples of estimates and assumptions include estimating:

•	certain provisions such as allowances for accounts receivable and notes receivable
•	any impairment of long-lived assets including goodwill
•	useful lives of property and equipment
•	the value and expected useful life of intangible assets
•	the value of assets and liabilities acquired through business combinations
•	tax provisions and valuation allowances
•	accrued commissions and other accrual expenses
•	litigation matters described herein
•	stock based payments

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are expensed as incurred.

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

Concentrations of Credit Risk

At July 31, 2016, we maintained our cash balances at a Washington Trust Bank branch in Seattle, Washington, an investment bank, a Royal Bank of Canada branch in Vancouver, Canada, and a Bank of Montreal branch in Toronto, Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250 U.S. dollars and by the Canadian Deposit Insurance Corporation up to $100 Canadian dollars.

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

Loans and Advances and Notes Receivable

At our discretion, we occasionally allow members who complete large transactions to pay the related transaction fee over time, typically ranging from three to six operating cycles. The aggregate total owed to us on July 31, 2016 is $4. Interest rates are typically 13% charged on the outstanding balances. The maximum individual balance owed is $1. Payoff dates for the loans are scheduled within one year.

From time to time we finance the operational and expansion activities of our brokers. We loan brokers funds for general operational purposes, to acquire the management rights to select member accounts, and for other reasons. These loans are repaid from regular deductions from broker commissions. The amount of loans to brokers as of July 31, 2016 was $875. Interest rates are typically 6% to 8% charged on the outstanding balances. Payoff dates for the loans are from the year 2017 to 2022.

Property and Equipment

We report property and equipment at cost less accumulated depreciation recorded on a straight-line basis over useful lives ranging from three to seven years. Included in property and equipment are additions and improvements that add to productive capacity or extend useful life of the assets. Property and equipment may also include internally developed software (refer to “Software for Internal Use” below). When we sell or retire property or equipment, we remove the cost and related accumulated depreciation from the balance sheet and record the resulting gain or loss in the income statement. We record an expense for the costs of repair and maintenance as incurred.

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

Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually. In testing goodwill for impairment, we first assess qualitative factors before calculating the fair value of our reporting unit in step 1 of the goodwill impairment test. If we determine that the fair value of the reporting unit is more likely than not less than its carrying value, then we will perform the two-phase approach. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Goodwill is written down and charged to operating results in any period in which the recorded value of goodwill exceeds its estimated fair value.

We analyzed goodwill as of July 31, 2016 using a discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC). We believe the use of a discounted cash flow approach is the most reliable indicator for the Company to use when determining its fair market value. In order to determine the future cash flows, we prepared a cash flow forecast for the next 15 years based on past experience and our anticipated capital expenditures, revenue and expense forecast. In connection with our assessment of goodwill impairment, management determined that a Step 1 impairment assessment should be performed. Our evaluation determined after performance of Step 1, that goodwill was impaired at July 31, 2016. We determined a $1,750 impairment in goodwill should be recorded in the fourth quarter of 2016.  The goodwill impairment loss resulted primarily from a sustained decline in the Company’s projected revenue growth rates and profitability levels. The lower projected operating results reflect changes in assumptions related to revenue initiatives, organic revenue growth rates, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily at the market values of the assets when available, or, alternatively, the estimated undiscounted future cash flows in our assessment of whether or not they have been impaired. If impairment is deemed to have occurred, we then measure the impairment by looking to the excess of the carrying value over the discounted future cash flows or market value, as appropriate.

Commissions Payable to Brokers and Accrued Commissions to Brokers

We compute commissions to brokers as a percentage of cash collections of revenues from association fees, transactions fees, and other fees. We pay most commissions in two tranches with approximately 50% paid one week after the end of the operating cycle and the remainder paid two weeks later. Commissions payable to brokers on our balance sheet as of July 31, 2016 represents commissions payable from the operating cycle ending July 21, 2016. In 2015, the closest operating cycle ended July 23, 2015. Accrued commissions to brokers on our balance sheets are the estimated commissions on the net accounts receivable balance and unpaid commissions on cash already collected as of the financial statement date.

Deferred Revenue

We bill annual dues to certain members acquired as part of legacy fee plans related to acquisitions. We defer this revenue and recognize it over the annual period to which it applies. As of July 31, 2016 and 2015 we have $25 and $27 of annual dues deferred on our balance sheet.

Advance Payments

In some cases, members pre-pay transaction and/or association fees or receive USD credits on their accounts for previously paid fees associated with transactions that are subsequently reversed. We defer these payments and recognize revenue when these fees are earned.

Fair Value of Financial Instruments

All of our financial instruments are recognized in our balance sheet. The carrying amount of our financial instruments including cash, accounts receivable, loans and advances, accounts payable, commissions payable and accrued commissions and other accruals approximate their fair values at July 31, 2016 due to the short-term nature of these instruments. All of these instruments have terms of less than one year. For notes receivable, the Company has determined that the rates are commensurate with current rates for similar transactions, and therefore, net book value approximates fair value.

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

Our largest sources of revenue are transaction fees and association fees. We charge members of the Marketplace an association fee every operating cycle in accordance with our members’ individual agreements. We also charge both the buyer and the seller a transaction fee based on the ITEX dollar value of that Marketplace transaction. Additionally, we may charge various auxiliary fees to members, such as annual membership dues, late fees, and insufficient fund fees. The total fees we charge to members are in USD and partially in ITEX dollars (see below, “Accounting for ITEX Dollar Activities”). We bill members for all fees at the end of each operating cycle. We track all financial activity in our internally developed database. Members have the option of paying USD fees automatically by credit card, by electronic funds transfer or by check. In each of the years ended July 31, 2016 and 2015, member payments of approximately 95% were made through electronic funds transfer, by credit cards and using our Preferred Member Autopay System. If paying through our Autopay System, generally, the USD transaction fee is 6% of the ITEX dollar amount of the member’s purchases and sales during the operating cycle. If paying by check, generally, the USD transaction fee is 7.5% of the ITEX dollar amount of that member’s purchases and sales during the operating cycle. Additionally, regardless of a member’s transaction activity, each operating cycle we charge most members an association fee of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). Transaction and association fees composed 96% of our total revenue in 2016 and 2015.

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

Advertising Expenses

We expense all advertising costs as incurred. Advertising expense was $1 and $5 for the years ended July 31, 2016 and 2015, respectively.

Share-based Payments

We account for share-based compensation to our employees, contractors and directors and measure the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Restricted stock awards issued to employees, contractors and directors are measured based on the fair market values of the underlying stock on the dates of grant. Share based expense was $250 and $325 for the years ended July 31, 2016 and 2015, respectively.

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

Accounting for Income Taxes

We account for income taxes using an asset and liability approach as required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards. We assess a valuation allowance on our deferred tax assets if it is more likely than not that a portion of our available deferred tax assets will not be realized. We record our deferred tax assets net of valuation allowances.

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

Net Income (Loss) per Share

We present in our financial statements on the face of the income statement both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of July 31, 2016, we had no contracts to issue common stock. The Company had 133 unvested restricted stock units as of July 31, 2016. These stock units were excluded from the net income (loss) per share as their effect would be anti-dilutive.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the expected impact on its consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

There were other various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, COMMISSIONS PAYABLE TO BROKERS AND ACCRUED COMMISSIONS TO BROKERS

The timing differences between our operating cycles and our accounting cycles cause fluctuations in the comparative balances of cash and cash equivalents, accounts receivable, commissions payable to brokers and accrued commissions to brokers presented on the consolidated balance sheets. Depending on the length of time between the end of the operating cycle and the end of the accounting cycle, members’ payments on accounts receivable balances may vary. The longer the time, the greater amount of USD collections causes an increase in the reported cash and cash equivalents balance and a decrease in the net accounts receivable balance. The difference between our operating cycle ending date and the reporting date for July 31, 2016 was six business days as our cycle end date was on July 21, 2016. In 2015, our operating cycle ending date was July 23, 2015 or six business days different than the accounting cycle end date of July 31, 2015.

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

NOTE 4 – NOTES RECEIVABLE

Notes receivables have been originated primarily by the sales of corporate-owned offices to brokers and loans for general operating purposes. In 2016, we originated loans to brokers as new notes receivables in the amount of $80.

The aggregate total owed to us on July 31, 2016 is $875. Payoff dates for the loans are scheduled between 2017 and 2022.

Original Principal Balance on Notes	Principal Additions in 2016	Balance Receivable at July 31, 2016	Current Portion	Long-Term Portion
$2,338	$80	$875	$283	$592

The activity for Notes receivables was as follows:

Balance at July 31, 2014	$1,424
Principal additions	30
Interest income at stated rates	90
Payments received	(461)
Balance at July 31, 2015	$1,083

Principal additions	80
Interest income at stated rates	61
Payments received	(349)
Balance at July 31, 2016	$875

NOTE 5 - PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	July 31, 2016
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$225	$(218)	$7
Software	3 years	42	(36)	6
Equipment	7 years	37	(34)	3
Furniture	7 years	13	(13)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$369	$(353)	$16

	July 31, 2015
Fixed Asset Type	Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value
Computers	3 years	$240	$(216)	$24
Software	3 years	92	(79)	13
Equipment	7 years	38	(37)	1
Furniture	7 years	13	(13)	-
Leasehold Improvements	3.3 years	52	(52)	-
		$435	$(397)	$38

We depreciate property and equipment using the straight-line method over the assets’ estimated useful lives. Depreciation expense for property and equipment was $26 and $36 for the years ended July 31, 2016 and 2015, respectively.

We amortize leasehold improvements using the straight-line method over the term of the lease. There was no amortization expense for leasehold improvements for the years ended July 31, 2016 or 2015.

NOTE 6 – INTANGIBLE ASSETS

Changes in the carrying amount of the intangible assets are summarized as follows:

	Membership Lists	Non-Compete Agreements	Trade Name Amortization	Total Intangible Assets
Balance as of July 31, 2014	$149	$-	$8	$157

Amortization	(53)	-	(2)	(55)

Balance as of July 31, 2015	$96	$-	$6	$102

Amortization	(52)	-	(2)	(54)

Balance as of July 31, 2016	$44	$-	$4	$48

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

The following schedule outlines the expected intangible related amortization expense over the respective lives:

Year ending July 31,	Membership List Amortization	Trade Name Amortization	Total Amortization

2017	36	2	38
2018	8	2	10
Total	$44	$4	$48

NOTE 7 - GOODWILL

Changes in the carrying amount of goodwill for the year ended July 31, 2016 are as follows:

Balance at July 31, 2015	$3,191

Goodwill impairment	(1,750)

Balance at July 31, 2016	$1,441

We analyzed goodwill as of July 31, 2016 using a discounted cash flow methodology with a risk-adjusted weighted average cost of cost of capital (WACC). We believe the use of a discounted cash flow approach is the most reliable indicator for the Company to use when determining its estimated fair market value. In order to determine the future cash flows, we prepared a cash flow forecast for the next 15 years based on past experience and our anticipated capital expenditures, revenue and expense forecast. In connection with our assessment of goodwill impairment, management determined that a Step 1 impairment assessment should be performed. Our evaluation determined after performance of Step 1, that goodwill was impaired at July 31, 2016. We determined a $1,750 impairment in goodwill should be recorded in the fourth quarter of 2016.  The goodwill impairment loss resulted primarily from a sustained decline in the Company’s projected revenue growth rates and profitability levels. The lower projected operating results reflect changes in assumptions related to revenue initiatives, organic revenue growth rates, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results.

NOTE 8 - COMMITMENTS

The Company leases office space for its corporate headquarters in Bellevue, Washington. In the year ended July 31, 2016, we leased our property on a month-to-month basis. As of July 31, 2016, there were no future minimum commitments under our current operating lease, which was terminated on September 30, 2016.

In July 2016, we signed a 5-year lease for a new location in Bellevue, Washington, with a lease commencement date of September 15, 2016. The lease expiration date is March 31, 2022.

Lease commitments for the year ending July 31,

2017	$30
2018	81
2019	84
2020	88
2021	91
Thereafter	54

Total	$428

The lease expense for our executive office space for the years ended July 31, 2016 and 2015 was $89 and $149, respectively.

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

As discussed in Note 1 to our consolidated financial statements, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $161 and $217 as ITEX dollar revenue for the years ended July 31, 2016 and 2015, respectively.

NOTE 10 — LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

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

NOTE 11 – STOCK-BASED PAYMENTS

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

In December 2013, stockholders approved the adoption of the ITEX Corporation 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which 400 shares of common stock were authorized for issuance. The 2014 Plan provides for the awards of restricted stock, restricted stock units, and other awards including unrestricted stock awards, stock bonuses, or the payment of cash for bonuses or in settlement of restricted stock unit awards to the Company’s employees, directors, officers or consultants. 293 shares remained available for future grants under the 2014 Plan as of July 31, 2016.

During the year ended July 31, 2016, the Company issued 25 shares to an employee. The fair value of these shares as of the grant date was $80. The grant was expensed in the period granted.

At July 31, 2016, 133 shares of common stock granted under the 2004 Plan remained unvested. At July 31, 2016, the Company had $433 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award.

The following table summarizes the components of stock based compensation:

	Year ended July 31,
	2016	2015

Employee Compensation	$231	$273
Board Compensation	19	52

Totals	$250	$325

The following table summarizes the granted, forfeited and vested shares of the 2004 Plan:

	Number of Shares/Options
	Expired	Restricted Shares	Stock Options

Balance, July 31, 2014	-	400	-

Granted	-	-	-
Forfeited	-	(10)	-

Balance, July 31, 2015	-	390	-

Granted	-	-	-
Forfeited	-	-	-

Balance, July 31, 2016	-	390	-

Vesting as of July 31, 2016:
Shares Vested		257	-
Shares Unvested		133	-
Balance at July 31, 2016		390	-

The following table summarizes the granted, forfeited and vested shares of the 2014 Plan:

	Number of Shares/Options
	Available	Restricted Shares	Stock Options

Balance, July 31, 2014	360	40	-

Granted	(44)	44	-
Forfeited	2	(2)	-

Balance, July 31, 2015	318	82	-

Granted	(25)	25	-
Forfeited	-	-	-

Balance, July 31, 2016	293	107	-

Vesting as of July 31, 2016:
Shares Vested		107	-
Shares Unvested		-	-
Balance at July 31, 2016		107	-

The stock-based compensation expense charged against the results of operations was as follows:

	Year ended July 31,
	2016	2015

Stock-based compensation expense included in:
Corporate salaries, wages and employee benefits	$231	$273
Selling, general and administrative	19	52

Total stock-based compensation expense	$250	$325

NOTE 12 - STOCKHOLDERS’ EQUITY

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

On March 11, 2011, the Board of Directors of the Company declared a dividend, payable to stockholders of record on March 25, 2011 of one right (a “Right”) per each share of outstanding Common Stock of the Company, par value $0.01 per share (“Common Stock”), to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), at a price of $15.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the “Purchase Price”). In connection therewith, on March 11, 2011, the Company entered into a Rights Agreement (the “Rights Agreement”) with OTR, Inc., as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 15% or more of ITEX’s outstanding common stock or a person or group that already beneficially owns 15% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an “Acquiring Person”) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 15% or more of ITEX’s outstanding common stock. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. The Rights Agreement was originally scheduled to expire on March 11, 2014, unless earlier redeemed or exchanged by the Company. At the annual meeting on December 13, 2013, stockholders approved an extension of the Rights Agreement to December 13, 2016.

On March 9, 2010, the Company announced a $2,000 stock repurchase program, authorized by the Board of Directors. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. In addition to our common stock activity described in Note 12 – Share-Based Payments, as part of our stock repurchase program, we repurchased a total of 30 and 23 shares of ITEX common stock for $113 and $76 in 2016 and 2015, respectively.

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No shares were issued or outstanding as of July 31, 2016 or 2015.

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

On July 31, 2016, we had NOLs of approximately $7,997 available to offset future taxable income. These are composed of approximately $6,092 from ITEX operating losses and approximately $1,905 from BXI operating losses. The future utilization is recorded as a deferred tax asset given that management believes it is more likely than not that we will generate sufficient future taxable income. We periodically assess the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs. We determined that we will not be able to utilize all of our Federal NOLs as of July 31, 2016. As of July 31, 2016 and 2015, we have an $866 and $0 valuation on Federal NOLs, respectively As of July 31, 2016, California NOLs have expired and the valuation allowance has been removed accordingly. As of July 31, 2016 and 2015, we have a $0 and $99 valuation allowance on state of California NOLs, respectively.

The deferred tax assets recorded represent our estimate of all deferred tax benefits to be utilized in the current year and future periods beyond 2016. The following table reflects the reconciliation of the company’s income tax expense:

	Year Ended July 31,
	2016	2015

Pre-tax financial income	$(461)	$1,047
Federal tax (benefit)/expense computed at the statutory rate of 34%	(157)	356
State tax expense	84	17
State ASC 740 adjustment	(12)	(16)
Change in valuation allowance	769	(10)
Permanent and other differences	374	10
Net tax expense	$1,058	$357

Our income tax expense is composed of the following:

	Year Ended July 31,
	2016	2015

Current federal tax expense	$14	$8
Current state tax expense	11	9
	25	17

Deferred federal tax expense	1,065	355
Deferred state tax (benefit)	(32)	(15)
	1,033	340

	1,058	357

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2016 and 2015 are presented below:

	As of July 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$2,719	$3,100
Goodwill and other intangible assets	227	21
Non-compete covenants	47	55
Reserve for uncollectible receivables	145	151
Federal tax credits	219	205
Other temporary differences	143	245
	3,500	3,777
Less: Valuation allowance	(866)	(99)

Net deferred tax asset	$2,634	$3,678

The following components are included in the net deferred tax assets in the accompanying balance sheets:

Current Deferred Tax Assets
Current deferred tax asset	550	569
Valuation allowance	(136)	(15)

Net Current deferred tax asset	414	554

Non-Current Deferred Tax Assets
Non-current deferred tax asset	2,950	3,208
Valuation allowance	(730)	(84)

Net non-current deferred tax asset	2,220	3,124

ITEX Federal NOLs of approximately $6,092 expire, if unused, from calendar years 2019 to 2024. BXI Federal NOLs of approximately $1,905 expire, if unused, from 2020 to 2026 and are subject to an annual limitation of approximately $172. This limitation is equal to the long-term federal tax exempt rate multiplied by the total purchase price of BXI. ITEX has no state NOLs for California as they expired in calendar year 2015.

The Company has AMT credits of $214 and research and development credits of $5 available to offset future taxes payable.

In accordance with the accounting guidance surrounding the uncertainty in Income Taxes we have recorded unrecognized tax liabilities of $25 as follows:

Year Ended July 31,
2016

Balance at July 31, 2015	$37
Increases as a result of tax positions taken in the current year	6
Increases as a result of tax positions taken in the prior year	2
Decreases resulting from settlements, payments and changes in estimates of probability tax positions will be sustained	(20)
Balance at July 31, 2016	$25

We file income tax returns in the United States as well as various United States state jurisdictions. We also have available NOLs dating from 1999 which, when used, could be subject to examination by taxing authorities. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

As of July 31, 2016, accrued expenses are included on our consolidated balance sheet for uncertain tax positions related primarily to state jurisdictions in the amount of $25 which includes $5 for interest and penalties associated with unrecognized tax benefits. Interest and penalties are included in income tax expense.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – SUBSEQUENT EVENTS

On August 16, 2016, the Board of Directors of ITEX Corporation declared a semi-annual cash dividend in the amount of $0.10 per share, payable on December 12, 2016 to stockholders of record as of the close of business on December 1, 2016.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the 2013 framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2016.

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

Certain of the information called for by Item 10 will be set forth in our definitive proxy statement for the 2016 meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of ITEX Corporation	10-KSB	3.1	11/13/03
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	3.1	3/14/11
3.3	Amended and Restated Bylaws of ITEX Corporation	8-K	3.2	4/08/16
4.1	Rights Agreement between ITEX Corporation and OTR, Inc., dated December 13, 2013	8-K	4.1	12/13/13
10.1	Form of Indemnification Agreement	8-K	10.9	3/07/13
10.2	Lease dated as of June 10, 2016	8-K	10.1	6/17/16
10.3	Change in Control Agreement dated as of February 28, 2008 between Steven White and ITEX Corporation	10-Q	10.15	3/03/08
10.4	Form of Employee Change in Control Agreement	10-Q	10.16	3/03/08
10.5	ITEX Corporation 2014 Equity Incentive Plan	8-K	10.1	12/13/13
10.6	Form of Executive Restricted Stock Agreement	8-K	10.2	12/13/13
10.7	Form of Restricted Stock Agreement	8-K	10.3	12/13/13

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of Registrant				☒
23.1	Consent of Independent Registered Public Accounting Firm				☒
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				☒
**	Furnished, not filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION

Date: October 19, 2016	By:	/s/ Steven White
Steven White, Chief Executive Officer

Date: October 19, 2016	By:	/s/ John Wade
John Wade, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Date: October 19, 2016	By:	/s/ Steven White
Steven White, Chairman of the Board

Date: October 19, 2016	By:	/s/ John Wade
John Wade, Director

Date: October 19, 2016	By:	/s/ Eric Best
Eric Best, Director

Date: October 19, 2016	By:	/s/ Timothy Morones
Timothy Morones, Director

Date: October 19, 2016	By:	/s/ Kevin Callan
Kevin Callan, Director

