Form 10-Q
period 2016-10-31
ITEX CORP
filed 2016-12-09
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number 0-18275

ITEX CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	93-0922994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15900 SE Eastgate Way, Suite 100, Bellevue, WA 98008-6418

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

As of October 31, 2016, we had 2,079,245 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2016	July 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,655	$3,235
Accounts receivable, net of allowance of $449 and $408	564	429
Prepaid expenses	63	183
Loans and advances	9	4
Deferred tax asset, net of allowance of $136	414	414
Notes receivable	275	283
Other current assets	21	4
Total current assets	5,001	4,552

Property and equipment, net of accumulated depreciation of $295 and $353	12	16
Goodwill	1,441	1,441
Deferred tax asset, net of allowance of $730 and net of current portion	2,139	2,220
Intangible assets, net of accumulated amortization of $3,393 and $3,380	34	48
Notes receivable - net of current portion	537	592
Other long-term assets	26	25
Total assets	$9,190	$8,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	65	37
Commissions payable to brokers	211	233
Accrued commissions to brokers	750	654
Accrued expenses	289	254
Deferred revenue	19	25
Advance payments	118	114
Total current liabilities	1,452	1,317

Long-term liabilities:
Other long-term liabilities - deferred rent	13	-

Total liabilities	1,465	1,317

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,965 shares and 1,948 shares issued and outstanding, respectively	20	20
Additional paid-in capital	22,508	22,497
Stockholder notes receivable	(2)	(3)
Accumulated deficit	(14,801)	(14,937)
Total stockholders' equity	7,725	7,577

Total liabilities and stockholders’ equity	$9,190	$8,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three-months ended October 31,
	2016	2015
	(unaudited)
Revenue:
Marketplace revenue and other revenue	$2,564	$2,814

Costs and expenses:
Cost of marketplace revenue	1,568	1,741
Corporate salaries, wages and employee benefits	406	432
Selling, general and administrative	364	405
Depreciation and amortization	18	21
	2,356	2,599

Income from operations	208	215

Other income:
Interest, net	13	20

	13	20

Income before income taxes	221	235

Income tax expense	85	80

Net income	$136	$155

Net income per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Weighted average shares outstanding:
Basic	1,954	1,896
Diluted	1,965	1,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2016

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2016	1,948	$20	$22,497	$(3)	$(14,937)	$7,577

Common stock repurchased and retired	(2)	-	(7)	-	-	(7)

Payments on stockholder notes receivable	-	-	-	1	-	1

Stock based compensation expense	19	-	18	-	-	18

Net income	-	-	-	-	136	136

Balance at October 31, 2016	1,965	$20	$22,508	$(2)	$(14,801)	$7,725

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-months ended October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136	$155
Items to reconcile to net cash provided by operations:
Depreciation and amortization	18	21
Stock based compensation	18	59
Bad debt expense	45	51
Change in deferred income taxes	81	81
Changes in operating assets and liabilities:
Accounts receivable	(180)	(231)
Prepaid expenses	120	98
Loans and advances	(5)	(7)
Other assets	(18)	-
Accounts payable and other expenses payable	28	14
Commissions payable to brokers	(22)	(32)
Accrued commissions to brokers	96	149
Accrued expenses	35	(8)
Deferred revenue	(6)	(4)
Long-term liabilites	13	-
Advance payments	4	14
Net cash provided by operating activities	363	360

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from notes receivable	63	67

Net cash provided by investing activities	63	67

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	1	1
Repurchase of common stock	(7)	(3)
Net cash used in financing activities	(6)	(2)

Net increase in cash	420	425
Cash at beginning of period	3,235	2,047
Cash at end of period	$3,655	$2,472

Supplemental cash flow information:
Cash paid for taxes	$25	$11

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In thousands, except per share amounts)

Description of our Company

ITEX Corporation (“ITEX”, “Company”, “we” or “us”) was incorporated in October 1985 in the State of Nevada. Through our independent licensed broker and franchise network (individually, “broker,” and together the “Broker Network”) in the United States and Canada, we operate a “Marketplace” in which products and services are exchanged by Marketplace members utilizing “ITEX dollars”. ITEX dollars are only usable in the Marketplace and allows thousands of member businesses (our “members”) to acquire products and services without exchanging cash. We administer the Marketplace and provide record-keeping and payment transaction processing services for our members.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K filed with the SEC on October 19, 2016.

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

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of October 31, 2016, we had no contracts to issue common stock. The Company had 114 unvested restricted stock units that were dilutive as of October 31, 2016.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three-month period ended October 31, 2016 (in thousands, except per share data) (unaudited):

	Three-months Ended October 31,
	2016	2015

Net income available for shareholders	$136	$155

Weighted avg. outstanding shares of common stock	1,954	1,896
Dilutive effect of restricted shares	11	13
Common stock and equivalents	1,965	1,909
Earnings per share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

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

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements. Adoption is not expected to have a significant effect on the Company’s financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements, although adoption is not expected to have a significant effect on the Company’s financial statements.

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

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. In July 2016, we signed a 5-year lease for a new location in Bellevue, Washington, with a lease commencement date of September 15, 2016. The Company recognizes rent expense under the agreement on a straight-line basis over the lease term. The lease incentive that was part of this lease is reflected as other liabilities – rent expense and amortized as a reduction of rent expense over the lease term. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the three-months ended October 31, 2016 and 2015 was $33 and $21, respectively.

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

The effective tax rate related to our provision for income taxes in the three-months ended October 31, 2016 is similar to that used in the period ended October 31, 2015.

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

As of October 31, 2016 we have recognized a net income tax expense of $85 which is our estimated federal and state income tax liability for the three-months ended October 31, 2016. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of October 31, 2016 the net deferred tax asset was $2,553.

We account for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, we are required to make subjective assumptions and judgments regarding income tax exposures. The result of the assessment of our tax positions did not have an impact on the consolidated financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of October 31, 2016.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time. During the three-month period ended October 31, 2016, the Company repurchased 2 shares of common stock for $7. There was 1 share of common stock for $3 purchased during the three-month period ended October 31, 2015.

On August 16, 2016, the Board of Directors of ITEX Corporation declared a semi-annual cash dividend in the amount of $0.10 per share, payable on December 12, 2016 to stockholders of record as of the close of business on December 1, 2016.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award and recognized $18 and $59 of stock based compensation expense for the periods ended October 31, 2016 and 2015, respectively.

At October 31, 2016, 114 shares of common stock granted under the 2004 Plan remained unvested and none under the 2015 plan. At October 31, 2016, the Company had $415 of unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately six years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through December 9, 2016 and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our future operations, prospects, potential products, services, developments, business strategies or our future financial performance. Forward-looking statements reflect our expectations and assumptions only as of the date of this report and are subject to risks and uncertainties. Actual events or results may differ materially. We have included a detailed discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements in the section titled “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 19, 2016. We undertake no obligation to update or revise publicly any forward-looking statement after the date of this report, whether as a result of new information, future events or otherwise.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year”, “2017” for August 1, 2016 to July 31, 2017, “2016” for August 1, 2015 to July 31, 2016). Our first quarter is the three-month period from August 1, 2016 to October 31, 2016 (“three-month period ended October 31”). We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

Each operating cycle we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three-months ended October 31, 2016, as compared to the three-months ended October 31, 2015, our revenue decreased by $250, or 9%, from $2,814 to $2,564. Our income from operations decreased by $7, or 3%, from $215 to $208. Net income decreased by $19, or 12%, from $155 to $136.

•	Revenue Sources. Our decrease in revenues for the three-months ended October 31, 2016 reflects a reduction in our transaction volume and a reduction in our membership base. Association revenue decreased $63, or 6% from $972 to $909 and our transaction revenue decreased $180, or 10% from $1,762 to $1,582.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services.. We have approximately 33% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	adding and retaining qualified brokers.

In order to add new brokers we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.

•	Financial Position. At October 31, 2016, we had a cash balance of $3,655, compared to a balance of $3,235 at July 31, 2016. Our net cash flows provided by operating activities were $363 for the three-month period ended October 31, 2016, compared to $360 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Condensed Results (in thousands, except per share data):

	Three Months Ended October 31,
	2016	2015
	(unaudited)
Marketplace revenue and other revenue	$2,564	$2,814

Cost of Marketplace revenue	1,568	1,741
Operating expenses	788	858
Income from operations	208	215

Other income, net	13	20
Income before income taxes	221	235

Provision for income taxes	85	80

Net income	$136	$155

Net income per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Average common and equivalent shares:
Basic	1,954	1,896
Diluted	1,965	1,909

Revenue for the three-months ended October 31, 2016, as compared to the corresponding three-months ended October 31, 2015, decreased by $250, or 9%. The decrease in revenues during the three-months ended October 31, 2016 was from a reduction in members and a reduction in transaction and association fees generated from our members.

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue, decreased by $173, or 10% for the three-month period ended October 31, 2016, as compared to the corresponding three-months ended October 31, 2015.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $70, or 8% for the three-months ended October 31, 2016, compared to the corresponding period of fiscal 2016.

Income from operations for the three-months ended October 31, 2016, as compared to the corresponding three-months ended October 31, 2015, decreased by $7 or 3%. This net decrease is primarily the result of the $77 decrease in gross profit offset by the $70 decrease in operating expenses for the period ended October 31, 2016.

Net income for the three-months ended October 31, 2016, as compared to the corresponding three-months ended October 31, 2015, decreased by $19, or 12%.

Earnings per share, both basic and diluted, decreased by $0.01 to $0.07 per share in the three-months ended October 31, 2016 compared to the three-months ended October 31, 2015.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three-months ended October 31, 2016 and 2015 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three-months ended October 31,
	2016		2015

	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,564	100%	$2,814	100%

Costs and expenses:
Cost of marketplace revenue	1,568	61%	1,741	62%
Salaries, wages and employee benefits	406	16%	432	15%
Selling, general and administrative	364	14%	405	14%
Depreciation and amortization	18	1%	21	1%
	2,356	92%	2,599	92%

Income from operations	208	8%	215	8%

Other Income, net	13	1%	20	1%

Income before income taxes	221	9%	235	9%

Provision for income taxes	85	4%	80	3%

Net income	$136	5%	$155	6%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three-months ended October 31,		Percent
	2016	2015	(decrease)
	(unaudited)

Transaction fees	$1,582	$1,762	-10%
Association fees	909	972	-6%
Other revenue	73	80	-9%
	$2,564	$2,814	-9%

Marketplace revenue for the three-months ended October 31, 2016 decreased by $250, or 9% to $2,564 as compared to $2,814 for the three-months ended October 31, 2015.

Transaction fees for the three-months ended October 31, 2016 decreased by $180, or 10%, to $1,582 from $1,762 for the three-months ended October 31, 2015. The decrease in transaction fees was due to lower transaction volume for the three-months ended October 31, 2016, as compared to the three-months ended October 31, 2015.

Association fees for the three-months ended October 31, 2016 decreased by $63, or 6%, to $909 from $972 for the three-months ended October 31, 2015. The decrease in association fees is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three-months ended October 31, 2016 decreased by $7, or 9% to $73 as compared to $80 for the three-months ended October 31, 2015.

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

Occasionally we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements in our most recent form 10-K filed with the SEC on October 19, 2016, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $21 and $23 as ITEX dollar revenue for the three-months ended October 31, 2016 and 2015, respectively.

The corresponding ITEX dollar expenses in the period ended October 31, 2016 was for equipment, legal services, printing, outside services and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands)(unaudited):

	Three-months ended October 31,		Percent
	2016	2015	(decrease)
	(unaudited)

Transaction fee commissions	$1,186	$1,316	-10%
Association fee commissions	326	348	-6%
Other costs of revenue	56	77	-27%
	$1,568	$1,741	-10%

Costs of marketplace revenue as percentage of total revenue	61%	62%

Cost of Marketplace revenue for the three-months ended October 31, 2016 was $1,568 as compared to $1,741 for the three-months ended October 31, 2015, a decrease of $173, or 10%.

Transaction fee commissions for the three-months ended October 31, 2016 decreased by $130 or 10% to $1,186 as compared to $1,316 for the three-months ended October 31, 2015. The decrease in transaction fee commissions is due to the reduction in transaction fee revenue which is similar to the 10% reduction is transaction fee revenues for the comparable period.

Association fee commissions for the three-months ended October 31, 2016 decreased by $22, or 6% to $326 as compared to $348 for the three-months ended October 31, 2015. The decrease in association fee commissions is due to a similar reduction in association fee revenue.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $21 or 27% to $56 as compared to $77 for the three-months ended October 31, 2015.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Salaries, wages and employee benefits expenses for the three-months ended October 31, 2016, as compared to the three-months ended October 31, 2015, decreased by $26, or 6%. The decrease is primarily due to a reduction in stock compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included.

SG&A expenses for the three-months ended October 31, 2016, as compared to the three-months ended October 31, 2015, decreased by $41 or 10%. The decrease is due primarily to a decrease in legal fees, foreign currency expense and accounting fees. Legal fees decreased by $11, foreign currency expense decreased by $4 and accounting fees decreased by $15 for the three-months ended October 31, 2016.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization for the three-months ended October 31, 2016, as compared to the three-months ended October 31, 2015, decreased by $3, or 14%.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized an $85 provision for income taxes, in the three-month period ended October 31, 2016, as compared to the $80 provision for income taxes in the three-month period ended October 31, 2015.

The effective federal tax rate related to our provision for income taxes in the three-month period ended October 31, 2016 is similar to that used in the period ended October 31, 2015. The effective state tax rate related to our provision for income taxes in the three-months ended October 31, 2016 is 1% higher than the three month period ended October 31, 2015 due to uncertain tax positions related primarily to state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of October 31, 2016, and July 31, 2016, we had $3,655 and $3,235, respectively, in cash.

The following table presents a summary of our cash flows for the three-months ended October 31, 2016 and 2015 (in thousands) (unaudited):

	Three-months ended October 31,
	2016	2015

Cash provided by operating activities	$363	$360
Cash provided by investing activities	63	67
Cash used in financing activities	(6)	(2)
Increase in cash	$420	$425

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the three-months ended October 31, 2016, net cash provided by operating activities was $363 compared with $360 in the three-months ended October 31, 2015 an increase of $3, or 1%.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Three-months ended October 31,
	2016	2015

Net income	$136	$155
Add: non-cash expenses	162	142
Add: changes in operating assets and liabilities	65	63
Net cash provided by operating activities	$363	$360

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision (benefit) for income taxes.

Investing Activities

Net cash provided by investing activities was primarily the result of collections on notes receivable from corporate office sales and broker loans.

For the three-months ended October 31, 2016, net cash provided by investing activities was $63 compared with $67 provided by investing activities in the three-months ended October 31, 2015, a decrease of $4, or 6%. In the three-months ended October 31, 2016, the net cash provided by investing activities was related to $63 in note receivable principal collections. In the three-months ended October 31, 2015, the net cash provided by investing activities was related to $67 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders and discretionary repurchases of our common stock.

For the three-months ended October 31, 2016, net cash used in financing activities was $6 compared with $2 used in financing activities in the three-months ended October 31, 2015, an increase of cash used in financing activities of $4. In the three-months ended October 31, 2016, we purchased $7 of shares. In the three-months ended October 31, 2015, we purchased $3 of shares.

Commitments

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. In July 2016, we signed a 5-year lease for a new location in Bellevue, Washington, with a lease commencement date of September 15, 2016. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the three-months ended October 31, 2016 and 2015 was $33 and $21, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

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

For a summary of all of our significant accounting policies, including the critical accounting policies discussed above, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements filed with our 2016 annual report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three-months ended October 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
8/01/16 - 8/31/16	-	-	-	$916,072
9/01/16 – 9/30/16	-	-	-	$916,072
10/01/16 - 10/31/16	1,838	$3.85	1,838	$908,996

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: December 9, 2016	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: December 9, 2016	By:	/s/ John Wade
John Wade
Chief Financial Officer