Form 10-Q
period 2017-01-31
ITEX CORP
filed 2017-03-14
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017.

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

As of January 31, 2017, we had 2,075,037 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2017	July 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,658	$3,235
Accounts receivable, net of allowance of $448 and $408	711	429
Prepaid expenses	97	183
Loans and advances	15	4
Deferred tax asset, net of allowance of $136	414	414
Notes receivable	223	283
Other current assets	24	4
Total current assets	5,142	4,552

Property and equipment, net of accumulated depreciation of $299 and $353	8	16
Goodwill	1,441	1,441
Deferred tax asset, net of allowance of $730 and net of current portion	2,032	2,220
Intangible assets, net of accumulated amortization of $3,404 and $3,380	23	48
Notes receivable, net of current portion	402	592
Other long-term assets	24	25
Total assets	$9,072	$8,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	54	37
Commissions payable to brokers	-	233
Accrued commissions to brokers	931	654
Accrued expenses	237	254
Deferred revenue	19	25
Advance payments	102	114
Total current liabilities	1,343	1,317

Long-term liabilities:
Other long-term liabilities - deferred rent	32	-

Total liabilities	1,375	1,317

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,961 shares and 1,948 shares issued and outstanding, respectively	20	20
Additional paid-in capital	22,509	22,497
Stockholder notes receivable	(1)	(3)
Accumulated deficit	(14,831)	(14,937)
Total stockholders' equity	7,697	7,577

Total liabilities and stockholders’ equity	$9,072	$8,894

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months Ended January 31,		Six months Ended January 31,
	2017	2016	2017	2016

Revenue:
Marketplace revenue and other revenue	$2,799	$2,980	$5,363	$5,793

Costs and expenses:
Cost of Marketplace revenue	1,781	1,861	3,350	3,602
Corporate salaries, wages and employee benefits	479	509	885	941
Selling, general and administrative	247	308	609	711
Depreciation and amortization	15	21	33	44
	2,522	2,699	4,877	5,298

Income from operations	277	281	486	495

Other income
Interest, net	12	12	25	33

	12	12	25	33

Income before income taxes	289	293	511	528

Income tax expense	111	96	197	176

Net income	$178	$197	$314	$352

Net income per common share:
Basic	$0.09	$0.10	$0.16	$0.18
Diluted	$0.09	$0.10	$0.16	$0.18

Weighted average shares outstanding:
Basic	1,964	1,928	1,959	1,912
Diluted	1,971	1,928	1,970	1,912

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2017

(In thousands)

(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Stockholder Note Receivable	Accumulated Deficit	Total

Balance at July 31, 2016	1,948	$20	$22,497	$(3)	$(14,937)	$7,577

Common stock repurchased and retired	(6)	-	(23)	-	-	(23)

Payments on stockholder notes receivable	-	-	-	2	-	2

Stock based compensation expense	19	-	35	-	-	35

Dividend Payment	-	-	-	-	(208)	(208)

Net income	-	-	-	-	314	314

Balance at January 31, 2017	1,961	$20	$22,509	$(1)	$(14,831)	$7,697

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$314	$352
Items to reconcile to net cash provided by operations:
Depreciation and amortization	33	44
Stock based compensation	35	194
Bad debt expense	107	108
Change in deferred income taxes	188	179
Changes in operating assets and liabilities:
Accounts receivable	(389)	(453)
Prepaid expenses	86	65
Loans and advances	(11)	(10)
Other assets	(19)	(9)
Accounts payable and other expenses	17	(3)
Commissions payable to brokers	(233)	(259)
Accrued commissions to brokers	277	301
Accrued expenses	(17)	(25)
Deferred revenue	(6)	(6)
Advance payments	(12)	(4)
Long-term liabilities	32	-
Net cash provided by operating activities	402	474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2)
Payments received from notes receivable	250	148
Net cash provided by investing activities	250	146

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on stockholder notes receivable	2	2
Repurchase of common stock	(23)	(20)
Cash dividend paid to Common Shareholders	(208)	(208)
Net cash used in financing activities	(229)	(226)

Net increase in cash and cash equivalents	423	394
Cash and cash equivalents at beginning of period	3,235	2,047
Cash and cash equivalents at end of period	$3,658	$2,441

Supplemental cash flow information:
Cash paid for taxes	$32	$22

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

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of January 31, 2017, we had no contracts to issue common stock. The Company also had 114 unvested shares of restricted stock of which 7 and 11 shares, were dilutive for the three and six-month periods ended January 31, 2017, respectively.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and six-month periods ended January 31, 2017 and 2016 (in thousands, except per share data) (unaudited):

	Three months Ended January 31,		Six months Ended January 31,
	2017	2016	2017	2016

Net income available for common shareholders	$178	$197	$314	$352

Weighted avg. outstanding shares of common stock	1,964	1,912	1,959	1,928
Dilutive effect of restricted shares	7	-	11	-
Common stock and equivalents	1,971	1,912	1,970	1,928
Earnings per share:
Basic	$0.09	$0.10	$0.16	$0.18
Diluted	$0.09	$0.10	$0.16	$0.18

Goodwill

We analyzed goodwill as of January 31, 2017 using the same discounted cash flow methodology and risk-adjusted weighted average cost of cost of capital (WACC) as our year end assessment in addition to evaluating market capitalization and other relevant factors. Our evaluation determined that no indications of impairment were present for goodwill at January 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the expected impact on its consolidated financial statements. Based on our extensive historical data that is used in establishing our estimates of the ultimate amounts collectible from our customers, we do not believe at this time there will be a material change to the amounts of receivable we would be entitled to under the new revenue standard. Accordingly, adoption is not expected to have a significant effect on the Company’s financial statements outside of expanded disclosure requirements.

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

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company has one operating lease, see note 2, and at the scheduled adoption date of August 1, 2019 there will be only two and a half years left on the lease. At that time the Company will capitalize the remaining lease balance on its balance sheet with an offsetting liability also recorded. The Adoption is not expected to have a significant effect on the Company’s financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by each of the provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements, although adoption is not expected to have a significant effect on the Company’s financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The primary impact this pronouncement will have is on our notes receivable. At the time of adoption on August 1, 2020 we anticipate that the majority of the existing $624 balance of notes receivable will be collected in full. Therefore, the Company does not expect adoption to have a material impact on its consolidated financial statements.

NOTE 2 – COMMITMENTS

The Company leases office space under operating leases. Lease commitments include a lease for the Company’s corporate headquarters in Bellevue, Washington. We lease office space in Bellevue, Washington. The Company recognizes rent expense under the agreement on a straight-line basis over the lease term. The lease incentive that was part of this lease is reflected as other liabilities – rent expense and amortized as a reduction of rent expense over the lease term. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the three months ended January 31, 2017 and 2016 was $27 and $21, respectively. For the six months ended January 31, 2017 and 2016 lease expense was $60 and $42, respectively.

NOTE 3 – LEGAL PROCEEDINGS AND LITIGATION CONTINGENCIES

From time to time we are subject to a variety of claims and litigation incurred in the ordinary course of business. In our opinion, the outcome of our pending legal proceedings, individually or in the aggregate, will not have a material adverse effect on our business operations, results of operations, cash flows or financial condition.

Management has regular litigation reviews, including updates from outside counsel, to assess the need for accounting recognition or disclosure of contingencies relating to pending lawsuits. The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items which management believes should be disclosed.

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

The effective Federal and State tax rate related to our provision for income taxes in the three and six months ended January 31, 2017 is 38% and 39%, respectively compared to 33% for the three and six month periods ended January 31, 2016. The higher rate used in the periods ended January 31, 2017 is due to the prior year permanent differences from the goodwill impairment.

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

For the three and six-month periods ended January 31, 2017, we have recognized income tax expense of $111 and $197, respectively, for our estimated federal and state income tax provision including both current and deferred income taxes. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of January 31, 2017, our net deferred tax asset was $2,446.

We account for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, we are required to make subjective assumptions and judgments regarding income tax exposures. The result of the assessment of our tax positions did not have a significant impact on the consolidated financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of January 31, 2017.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date, and may be modified or discontinued by the Board of Directors at any time. During the six-month period ended January 31, 2017, the Company repurchased 6 shares of common stock for $23. During the six-month period ended January 31, 2016, the Company repurchased 6 shares of common stock for $20.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award. We recognized $18 and $136 of stock based compensation expense for the three-month periods ended January 31, 2017 and 2016, respectively, and $35 and $194 of stock based compensation expense for the six-month periods ended January 31, 2017 and 2016, respectively.

At January 31, 2017, 114 shares of restricted common stock granted under the 2004 Plan remained unvested and no unvested shares under the 2014 plan existed. At January 31, 2017, 293 shares remained available for future grants under the 2014 plan and the Company had $398 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately six years.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year” or “2017” for August 1, 2016 to July 31, 2017, “2016” for August 1, 2015 to July 31, 2016). Our second quarter is the three-month period from November 1, 2016 to January 31, 2017 (“three-month period ended January 31”). Our first six months is from August 1, 2016 to January 31, 2017. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

Each operating cycle, we generally charge our members association fees of $20 USD ($260 USD annually) and $10 ITEX dollars ($130 ITEX dollars annually). We also charge transaction fees in USD from both the buyer and seller computed as a percentage of the ITEX dollar value of the transaction.

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

•	Comparative Results. For the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, our revenue decreased by $181 or 6%, from $2,980 to $2,799. Our income from operations decreased by $4 or 1%, from $281 to $277. For the six-month period ended January 31, 2017, as compared to the six-month period ended January 31, 2016, our revenue decreased by $430 or 7%, from $5,793 to $5,363. Income from operations decreased by $9 or 2%, from $495 to $486.

•	Revenue Sources. Our decrease in revenues for the three and six months ended January 31, 2017 reflects a reduction in our transaction volume and a reduction in our membership base. For the three months ended January 31, 2017, as compared to the three months ended January 31, 2016 association revenue decreased $46 or 5%, from $938 to $892 and our transaction revenue decreased $47 or 2%, from $1,902 to $1,855. For the six months ended January 31, 2017, as compared to the six months ended January 31, 2016 association revenue decreased $109 or 6%, from $1,910 to $1,801 and our transaction revenue decreased $227 or 6%, from $3,663 to $3,436.

•	Revenue Trends. Our reduction in revenue this quarter was due to a reduction in members and a corresponding reduction in transaction and association fees generated from our members. Based on reported revenues and informal market information available to us, trade exchanges overall are faced with a general decline in year-over-year revenue. We believe this reflects, in part, the effect of enhanced competition. Trade exchanges currently compete with a wide variety of online and offline companies providing products and services to consumers and merchants, including big box stores. There are numerous avenues to move excess inventory or products and services. We have approximately 33% recurring revenues from association fees. Approximately two-thirds of our revenues each year come from transactions fees assessed during that year. We believe the expansion of our membership base will increase our recurring revenues. We continue to seek to increase our revenue by:

o	enhancing our internet applications;

o	offering expanded tools and features with ITEX MobileSM;

o	marketing the benefits of participation in the Marketplace;

o	expanding Marketplace offerings of goods and services;

o	adding and retaining qualified brokers.

In order to add new brokers we are sustaining our broker recruiting incentives. Through our Broker Mentor program, existing brokers recruit prospective brokers and provide ongoing training to the prospective broker until certain performance thresholds are met. Upon meeting the performance thresholds, the prospective broker is offered a franchise for a reduced fee.

Financial Position. At January 31, 2017, we had a cash balance of $3,658, compared to a balance of $3,235 at July 31, 2016. Our net cash flows provided by operating activities were $402 for the six-month period ended January 31, 2017, compared to $474 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Unaudited Condensed Results (in thousands, except per share data):

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016

Marketplace revenue and other revenue	$2,799	$2,980	$5,363	$5,793

Cost of marketplace revenue	$1,781	$1,861	$3,350	$3,602
Operating expenses	741	838	1,527	1,696
Income from operations	277	281	486	495

Other income, net	12	12	25	33
Income before income taxes	289	293	511	528

Income tax expense	111	96	197	176

Net income	$178	$197	$314	$352

Net income per common share:
Basic	$0.09	$0.10	$0.16	$0.18
Diluted	$0.09	$0.10	$0.16	$0.18

Average common and equivalent shares:
Basic	1,964	1,928	1,959	1,912
Diluted	1,971	1,928	1,970	1,912

Revenue for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $181 or 6%. Revenue for the six-month period ended January 31, 2017, as compared to the corresponding six-month period of fiscal 2016, decreased by $430 or 7%. The decrease in revenues for the three and six months ended January 31, 2017 was from a reduction in transaction and association fees generated from our members.

Cost of Marketplace revenue consisting of commissions paid to brokers, payment of processing fees, and other expenses directly correlated to Marketplace revenue, decreased by $80, or 4% for the three-month period ended January 31, 2017, compared to the corresponding period of fiscal 2016. Cost of Marketplace revenue decreased by $252 or 7%, for the six-month period ended January 31, 2017, compared to the corresponding period of fiscal 2016.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $97 or 12%, for the three months ended January 31, 2017, compared to the corresponding period of fiscal 2016. Operating expenses decreased by $169 or 10%, for the six-month period ended January 31, 2017, compared to the corresponding period of fiscal 2016.

Income from operations for the three months ended January 31, 2017, as compared to the corresponding quarter of fiscal 2016, decreased by $4 or 1%. Income from operations for the six-month period ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $9 or 2%.

Net income for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $19 or 10%. Net income for the six-month period ended January 31, 2017 as compared to the corresponding period of fiscal 2016, decreased by $38 or 11%.

Earnings per share, both basic and diluted, decreased by $0.01 or 10%, to $0.09 per share in the three months ended January 31, 2017 compared to the three months ended January 31, 2016. Earnings per share, both basic and diluted, decreased $0.02 or 11%, to $0.16 per share for the six-month period ended January 31, 2017 compared to the six-month period ended January 31, 2016.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and six months ended January 31, 2017 and 2016 with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three months ended January 31,				Six months ended January 31,
	2017		2016		2017		2016

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,799	100%	$2,980	100%	$5,363	100%	$5,793	100%

Costs and expenses:
Cost of Marketplace revenue	1,781	64%	1,861	63%	3,350	62%	3,602	62%
Salaries, wages and employee benefits	479	16%	509	17%	885	17%	941	16%
Selling, general and administrative	247	9%	308	10%	609	11%	711	12%
Depreciation and amortization	15	1%	21	1%	33	1%	44	1%
	2,522	90%	2,699	91%	4,877	91%	5,298	91%

Income from operations	277	10%	281	9%	486	9%	495	9%

Interest income, net	12	0%	12	1%	25	1%	33	0%

Income before income taxes	289	10%	293	10%	511	10%	528	9%

Provision for income taxes	111	4%	96	3%	197	4%	176	3%

Net income	$178	6%	$197	7%	$314	6%	$352	6%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees, and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three months ended January 31,		Percent	Six months ended January 31,		Percent
	2017	2016	(decrease)	2017	2016	(decrease)

Transaction fees	$1,855	$1,902	-2%	$3,436	$3,663	-6%
Association fees	892	938	-5%	1,801	1,910	-6%
Other revenue	52	140	-63%	126	220	-43%
	$2,799	$2,980	-6%	$5,363	$5,793	-7%

Marketplace revenue decreased by $181 or 6%, for the three months ended January 31, 2017, as compared to the corresponding period ended January 31, 2016. Marketplace revenue decreased by $430 or 7%, for the six-month period ended January 31, 2017, as compared to the six-month period ended January 31, 2016.

Transaction fee revenue for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $47 or 2%. Transaction fee revenue for the six-month period ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $227 or 6%. The decrease for both the three and the six-month periods is the result of lower transaction volume.

Association fee revenue for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $46 or 5%. Association fee revenue for the six-month period ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $109 or 6%. The decrease for both the three and the six-month periods is due to a decrease in net active membership accounts for the comparable periods.

Other revenue for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $88 or 63%. Other revenue for the six months ended January 31, 2017, as compared to the corresponding period of fiscal 2016, decreased by $94 or 43%.

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

Occasionally, we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements in our most recent Form 10-K filed with the SEC on October 19, 2016, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $21 and $80 as ITEX dollar revenue for the three months ended January 31, 2017 and 2016, respectively. We recorded $42 and $102 as ITEX dollar revenue for the six months ended January 31, 2017 and 2016, respectively.

The corresponding ITEX dollar expenses in the three and six-month periods ended January 31, 2017 were for equipment, legal services, printing, outside services, and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Cost of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees, and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three months ended January 31,		Percent	Six months ended January 31,		Percent
	2017	2016	(decrease)	2017	2016	(decrease)

Transaction fee commissions	$1,399	$1,447	-3%	$2,585	$2,763	-6%
Association fee commissions	322	348	-7%	648	696	-7%
Other costs of revenue	60	66	-9%	117	143	-18%
	$1,781	$1,861	-4%	$3,350	$3,602	-7%

Costs of Marketplace revenue as percentage of total revenue	64%	62%		62%	62%

Costs of Marketplace revenue for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, decreased by $80 or 4%. Costs of Marketplace revenue for the six-month period ended January 31, 2017, as compared to six-month period ended January 31, 2016, decreased by $252 or 7%. Costs of Marketplace revenue as a percentage of total revenue was the same for both the six-month periods ended January 31, 2017 and 2016.

Transaction fee commissions decreased by $48 or 3% for the three months ended January 31, 2017, as compared to the corresponding period of fiscal 2016. Transaction fee commissions decreased by $178 or 6%, for the six-month period ended January 31, 2017 as compared to the corresponding period of fiscal 2016. The reduction in the three and six-month periods was due to a corresponding decrease in transaction fee revenue for the comparable periods.

Association fee commissions decreased by $26 or 7%, for the three-month period ended January 31, 2017 as compared to the corresponding period of fiscal 2016. Association fee commissions decreased by $48 or 7%, for the six-month period ended January 31, 2017 as compared to the corresponding period of fiscal 2016. The decrease in commissions for the three and six-month periods was due to the corresponding decrease in association fee revenue for the comparable periods.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $6 or 9%, for the three-month period ended January 31, 2017 as compared to the corresponding period of 2016. Other costs of revenue decreased by $26 or 18%, for the six-month period ended January 31, 2017 as compared to the corresponding period of 2016.

Corporate Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Salaries, wages and employee benefits expenses decreased by $30 and $56 or 6%, respectively, for the three and six-month periods ended January 31, 2017 as compared to the corresponding periods of fiscal 2016. The decrease in both periods is primarily related to a reduction in stock compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue,” certain ITEX dollar expenses are also included.

SG&A expenses decreased by $61 and by $102, or 20% and 14%, respectively, for the three and six-month periods ended January 31, 2017, as compared to the three and six-month periods ended January 31, 2016. Our selling, general and administrative expenses also decreased as a percentage of total revenues in the periods presented.

The decrease is due primarily to a decrease in ITEX dollars utilized in the periods presented. ITEX dollars used decreased for the three and six-month periods ended January 31, 2017 by $59 and $60 or 74% and 59%, respectively, compared to the three and six-month periods ended January 31, 2016.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization decreased by $6 and $11 or 29% and 25%, respectively, for the three and the six-month periods ended January 31, 2017, as compared to the three and six-month periods ended January 31, 2016.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable for corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized a $111 and $197 provision for income taxes, in the three and six-month periods ended January 31, 2017, respectively, as compared to the $96 and $176 provision for income taxes in the three and six-month periods ended January 31, 2016. Provision for income taxes increased by $15 and $21, respectively, for the three and six months ended January 31, 2017, as compared to the corresponding period of fiscal 2016. The increase in income taxes in 2017 was due to a slight increase in tax rate used in the comparable periods as a result of the expected blended state rate.

The effective federal tax rate related to our provision for income taxes in the three and six months ended January 31, 2017 is similar to that used in the same periods ended January 31, 2016. The effective state tax rate related to our provision for income taxes in the three and six months ended January 31, 2017 and 2016 is lower than statutory rates due to the resolution of certain state tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of January 31, 2017, and July 31, 2016, we had $3,658 and $3,235, respectively, in cash.

The following table presents a summary of our cash flows for the six months ended January 31, 2017 and 2016 (in thousands) (unaudited):

	Six months ended January 31,
	2017	2016

Cash provided by operating activities	$402	$474
Cash provided by investing activities	250	146
Cash used in financing activities	(229)	(226)
Increase in cash	$423	$394

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the six months ended January 31, 2017, net cash provided by operating activities was $402 compared with $474 in the six months ended January 31, 2016 a decrease of $72 or 15%. The decrease in net cash provided by the operating activities is a result of the decrease in net income and the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Six months ended January 31,
	2017	2016

Net income	$314	$352
Add: non-cash expenses	363	525
Changes in operating assets and liabilities	(275)	(403)
Net cash provided by operating activities	$402	$474

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

For the six months ended January 31, 2017, net cash provided by investing activities was $250 compared with $146 provided by investing activities in the six months ended January 31, 2016, an increase of $104 or 71%. In the six months ended January 31, 2017, the net cash provided by investing activities was a result of $250 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock, and principal payments on stockholders’ notes receivable.

For the six months ended January 31, 2017, net cash used in financing activities was $229 compared with $226 used in financing activities in the six months ended January 31, 2016, an increase of cash used in financing activities of $3 or 1%. The increase is due to a $3 increase in common stock repurchased during the six months ended January 31, 2017, when compared to the previous comparable period.

In the six months ended January 31, 2017, we declared and paid $208 in cash dividends to our stockholders equal to the $208 in cash dividends paid to our stockholders in the six months ended January 31, 2016.

Commitments

The Company leases office space for the Company’s corporate headquarters in Bellevue, Washington. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the six months ended January 31, 2017 and 2016 was $60 and $42, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three months ended January 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
11/01/16 - 11/30/16	-	-	-	$908,996
12/01/16 – 12/31/16	1,881	$3.75	1,881	$901,934
01/01/17 - 01/31/17	2,327	$3.79	2,327	$893,114

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: March 14, 2017	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: March 14, 2017	By:	/s/ John Wade
John Wade
Chief Financial Officer