Form 10-Q
period 2017-04-30
ITEX CORP
filed 2017-06-13
CIK 860518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of April 30, 2017, we had 2,055,072 shares of common stock outstanding (including unvested restricted stock).

ITEX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2017	July 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,828	$3,235
Accounts receivable, net of allowance of $406 and $408	793	429
Prepaid expenses	137	183
Loans and advances	4	4
Deferred tax asset, net of allowance of $136	414	414
Notes receivable	210	283
Other current assets	32	4
Total current assets	5,418	4,552

Property and equipment, net of accumulated depreciation of $304 and $353	4	16
Goodwill	1,441	1,441
Deferred tax asset, net of allowance of $730 and net of current portion	1,930	2,220
Intangible assets, net of accumulated amortization of $3,415 and $3,380	13	48
Notes receivable, net of current portion	354	592
Other long-term assets	23	25
Total assets	$9,183	$8,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and other expenses payable	51	37
Commissions payable to brokers	408	233
Accrued commissions to brokers	474	654
Accrued expenses	270	254
Deferred revenue	21	25
Advance payments	111	114
Total current liabilities	1,335	1,317

Long-term liabilities:
Other long-term liabilities - deferred rent	39	-

Total liabilities	1,374	1,317

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 9,000 shares authorized; 1,941 shares and 1,948 shares issued and outstanding, respectively	19	20
Additional paid-in capital	22,452	22,497
Stockholder notes receivable	-	(3)
Accumulated deficit	(14,662)	(14,937)
Total stockholders' equity	7,809	7,577

Total liabilities and stockholders’ equity	$9,183	$8,894

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016

Revenue:
Marketplace revenue and other revenue	$2,369	$2,627	$7,732	$8,420

Costs and expenses:
Cost of Marketplace revenue	1,444	1,590	4,794	5,192
Salaries, wages and employee benefits	404	447	1,289	1,388
Selling, general and administrative	239	208	849	918
Depreciation and amortization	15	20	48	63
	2,102	2,265	6,980	7,561

Income from operations	267	362	752	859

Other income:
Interest, net	9	14	34	45

	9	14	34	45

Income before income taxes	276	376	786	904

Income tax expense	106	125	303	301

Net income	$170	$251	$483	$603

Net income per common share:
Basic	$0.09	$0.13	$0.25	$0.31
Diluted	$0.09	$0.13	$0.24	$0.31

Weighted average shares outstanding:
Basic	1,954	1,946	1,957	1,923
Diluted	1,965	1,946	1,972	1,923

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2017

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at July 31, 2016	1,948	$20	$22,497	$(3)	$(14,937)	$7,577

Common stock repurchased and retired	(26)	(1)	(98)	-	-	(99)

payments on stockholder notes receivable	-	-	-	3	-	3

Stock based compensation expense	19	-	53	-	-	53

Dividend payment	-	-	-	-	(208)	(208)

Net income	-	-	-	-	483	483

Balance at April 30, 2017	1,941	$19	$22,452	$-	$(14,662)	$7,809

The accompanying notes are an integral part of these consolidated financial statements.

ITEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended April 30,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483	$603
Items to reconcile to net cash provided by operations:
Depreciation and amortization	48	63
Stock based compensation	53	232
Bad debt expense	162	159
Change in deferred income taxes	290	307
Changes in operating assets and liabilities:
Accounts receivable	(526)	(657)
Prepaid expenses	46	26
Loans and advances	-	(1)
Other assets	(26)	(13)
Accounts payable and other expenses	14	(2)
Commissions payable to brokers	175	164
Accrued commissions to brokers	(180)	(125)
Accrued expenses	16	41
Deferred revenue	(4)	(4)
Advance payments	(3)	17
Long-term liabilities	39	-
Net cash provided by operating activities	587	810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	(2)
Payments received from notes receivable	311	214
Advances on loans	-	(60)
Net cash provided by provided by investing activities	310	152

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Broker notes receivable	3	2
Repurchase of Common stock	(99)	(106)
Cash dividend paid to Common Shareholders	(208)	(208)
Net cash used in financing activities	(304)	(312)

Net increase in cash	593	650
Cash at beginning of period	3,235	2,047
Cash at end of period	$3,828	$2,697

Supplemental cash flow information:
Cash paid for taxes	$44	$23

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

Income Per Share

We prepare our financial statements using both basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of April 30, 2017, we had no contracts to issue common stock. The Company also had 114 unvested shares of restricted stock of which 11 and 15 shares, were dilutive for the three and nine-month periods ended April 30, 2017, respectively.

The following table presents a reconciliation of the denominators used in the computation of net income per common share basic and net income per common share – diluted for the three and nine-month periods ended April 30, 2017 and 2016 (in thousands, except per share data) (unaudited):

	Three months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016

Net income available for common shareholders	$170	$251	$483	$603

Weighted avg. outstanding shares of common stock	1,954	1,946	1,957	1,923
Dilutive effect of restricted shares	11	-	15	-
Common stock and equivalents	1,965	1,946	1,972	1,923
Earnings per share:
Basic	$0.09	$0.13	$0.25	$0.31
Diluted	$0.09	$0.13	$0.24	$0.31

Goodwill

We analyzed goodwill as of April 30, 2017 using the same discounted cash flow methodology and risk-adjusted weighted average cost of cost of capital (WACC) as our year end assessment in addition to evaluating market capitalization and other relevant factors. Our evaluation determined that no indications of impairment were present for goodwill at April 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the expected impact on its consolidated financial statements. Based on our extensive historical data that is used in establishing our estimates of the ultimate amounts collectible from our customers, we do not believe at this time there will be a material change to the amounts we would be entitled to receive from our customers under the new revenue standard. Accordingly, adoption is not expected to have a significant effect on the Company’s financial statements outside of expanded disclosure requirements.

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

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company has one operating lease, see Note 2 - Commitments, and at the scheduled adoption date of August 1, 2019 there will be only two and a half years left on the lease. At that time the Company will capitalize the remaining lease balance on its balance sheet with an offsetting liability also recorded. The Adoption is not expected to have a significant effect on the Company’s financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The primary impact this pronouncement will have is on our notes receivable. At the time of adoption on August 1, 2020 we anticipate that the majority of the existing $564 balance of notes receivable will be collected in full. Therefore, the Company does not expect adoption to have a material impact on its consolidated financial statements.

NOTE 2 – COMMITMENTS

We lease office space in Bellevue, Washington for our corporate headquarters. The Company recognizes rent expense under the agreement on a straight-line basis over the lease term. The lease incentive that was part of this lease is reflected as other liabilities – rent expense and amortized as a reduction of rent expense over the lease term. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the three months ended April 30, 2017 and 2016 was $30 and $23, respectively. For the nine months ended April 30, 2017 and 2016 lease expense was $90 and $65, respectively.

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

The effective Federal and State tax rate related to our provision for income taxes in the three and nine months ended April 30, 2017 is 38% and 39%, respectively compared to 33% for the three and nine-month periods ended April 30, 2016. The higher rate used in the periods ended April 30, 2017 is due to the prior year permanent differences from the goodwill impairment.

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

For the three and nine-month periods ended April 30, 2017, we have recognized income tax expense of $106 and $303, respectively, for our estimated federal and state income tax provision including both current and deferred income taxes. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.  As of April 30, 2017, our net deferred tax asset was $2,344.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

The Company has 5,000 shares of preferred stock authorized at $0.01 par value. No preferred shares were issued or outstanding as of April 30, 2017.

On March 9, 2010, the Company announced a $2,000 stock repurchase program. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date, and may be modified or discontinued by the Board of Directors at any time. During the nine-month period ended April 30, 2017, the Company repurchased 26 shares of common stock for $99. During the nine-month period ended April 30, 2016, the Company repurchased 28 shares of common stock for $106.

NOTE 6 – STOCK-BASED PAYMENTS (in thousands, except per share amounts)

We account for stock-based compensation in accordance with the related guidance. Under the fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the award. We recognize that expense ratably over the requisite service period of the award. We recognized $18 and $38 of stock based compensation expense for the three-month periods ended April 30, 2017 and 2016, respectively and $53 and $232 of stock-based compensation expense for the nine-month periods ended April 30, 2017 and 2016, respectively.

At April 30, 2017, 114 shares of restricted common stock granted under the 2004 Plan remained unvested and no unvested shares under the 2014 plan existed. At April 30, 2017, 293 shares remained available for future grants under the 2014 plan and the Company had $380 of unrecognized compensation expense, expected to be recognized in the future over a weighted-average period of approximately five years.

NOTE 7 – SUBSEQUENT EVENTS

On April 6, 2017, the Board of Directors of ITEX Corporation declared a cash dividend of $0.10 per share payable on June 14, 2017, to stockholders of record as of the close of business on June 1, 2017.

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

For each calendar year, we divide our operations into 13 four-week billing and commission cycles always ending on a Thursday (“operating cycle”). For financial statement purposes, our fiscal year is from August 1 to July 31 (“year” or “2017” for August 1, 2016 to July 31, 2017, “2016” for August 1, 2015 to July 31, 2016). Our third quarter is the three-month period from February 1, 2017 to April 30, 2017 (“three-month period ended April 30”). Our first nine months is from August 1, 2016 to April 30, 2017. We report our results as of the last day of each calendar month (“accounting cycle”). The timing of billing and collection activities after the end of the billing cycle does not correspond with the end of the accounting period, therefore this timing difference results in the fluctuations of the balances of cash, accounts receivable, commissions payable and accrued commissions on the consolidated balance sheets and consolidated statements of cash flows.

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

The following summarizes our operational and financial highlights for the quarter and our outlook (in thousands except per share data):

Comparative Results. For the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, our revenue decreased by $258 or 10%, from $2,627 to $2,369, our income from operations decreased by $95 or 26%, from $362 to $267, and our net income decreased by $81 or 32% from $251 to $170. For the nine month period ended April 30, 2017, as compared to the nine-month period ended April 30, 2016, our revenue decreased by $688 or 8%, from $8,420 to $7,732, income from operations decreased by $107 or 12%, from $859 to $752 and our net income decreased by $120 or 20% from $603 to $483.

•	Revenue Sources. Our decrease in revenues for the three and nine months ended April 30, 2017 reflects a reduction in our transaction volume and a reduction in our membership base. For the three months ended April 30, 2017, as compared to the three months ended April 30, 2016 association revenue decreased $57 or 6% from $889 to $832 and our transaction revenue decreased $178 or 11% from $1,645 to $1,467. For the nine months ended
April 30, 2017, as compared to the nine months ended April 30, 2016 association revenue decreased $166 or 6% from $2,799 to $2,633 and our transaction revenue decreased $405 or 8% from $5,308 to $4,903.

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

Financial Position. At April 30, 2017, we had a cash balance of $3,828, compared to a balance of $3,235 at July 31, 2016. Our net cash flows provided by operating activities were $587 for the nine-month period ended April 30, 2017, compared to $810 for the corresponding period the previous year.

RESULTS OF OPERATIONS

Unaudited Condensed Results (in thousands, except per share data):

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Marketplace revenue and other revenue	$2,369	$2,627	$7,732	$8,420

Cost of Marketplace revenue	$1,444	$1,590	$4,794	$5,192
Operating expenses	658	675	2,186	2,369
Income from operations	267	362	752	859

Other income	9	14	34	45
Income before income taxes	276	376	786	904

Provision for income taxes	106	125	303	301

Net income	$170	$251	$483	$603

Net income per common share:
Basic	$0.09	$0.13	$0.25	$0.31
Diluted	$0.09	$0.13	$0.24	$0.31

Average common and equivalent shares:
Basic	1,954	1,946	1,957	1,923
Diluted	1,965	1,946	1,972	1,923

Revenue for the three months ended April 30, 2017, as compared to the corresponding period of fiscal 2016 decreased by $258 or 10%. Revenue for the nine-month period ended April 30, 2017, as compared to the corresponding nine-month period of fiscal 2016, decreased by $688 or 8%. The decrease in revenues for the three and nine months ended April 30, 2017 was from a reduction in transaction and association fees generated from our members.

Cost of Marketplace revenue consisting of commissions paid to brokers, payment of processing fees, and other expenses directly correlated to Marketplace revenue, decreased by $146 or 9% for the three-month period ended April 30, 2017, compared to the corresponding period of fiscal 2016. Cost of Marketplace revenue decreased by $398 or 8% for the nine-month period ended April 30, 2017, compared to the corresponding period of fiscal 2016. The cost of Marketplace revenue decreases for both periods were in line with the corresponding decrease in revenue.

Operating expenses which include corporate salaries, wages and employee benefits, selling, general and administrative, depreciation and amortization decreased by $17 or 3% for the three months ended April 30, 2017, compared to the corresponding period of fiscal 2017. Operating expenses decreased by $183 or 8% for the nine-month period ended April 30, 2017, compared to the corresponding period of fiscal 2016.

The decrease in operating expenses in the three months ended April 30, 2017, as compared to the corresponding period of the prior fiscal year, resulted primarily from a $43 decrease in salaries and benefits, offset somewhat by a $31 increase in selling and G&A. The decrease in operating expenses in the nine months ended April 30, 2017, as compared to the corresponding period of fiscal 2016, resulted primarily from a $99 decrease in salaries and benefits and a $69 decrease in selling and G&A.

Income from operations for the three months ended April 30, 2017, as compared to the corresponding period of fiscal 2016, decreased by $95 or 26%. Income from operations for the nine month period ended April 30, 2017, as compared to the corresponding period of fiscal 2016, decreased by $107 or 12%.

Net income for the three months ended April 30, 2017, as compared to the corresponding period of fiscal 2016, decreased by $81 or 32%. Net income for the nine month period ended April 30, 2017 as compared to the corresponding period of fiscal 2016, decreased by $120 or 20%.

Earnings per share, both basic and diluted, decreased by $0.04 or 31% to $0.09 per share in the three months ended April 30, 2017 compared to the three months ended April 30, 2016. Earnings per share, on a fully diluted basis, decreased $0.07 or 23% to $0.24 per share for the nine-month period ended April 30, 2017 compared to the nine-month period ended April 30, 2016.

Revenue, Costs and Expenses

The following table sets forth our selected consolidated financial information for the three and nine months ended April 30, 2017 and 2016, with amounts expressed as a percentage of total revenues (in thousands) (unaudited):

	Three months ended April 30,				Nine months ended April 30,
	2017		2016		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue:
Marketplace revenue and other revenue	$2,369	100%	$2,627	100%	$7,732	100%	$8,420	100%

Costs and expenses:
Cost of Marketplace revenue	1,444	61%	1,590	60%	4,794	62%	5,192	61%
Salaries, wages and employee benefits	404	17%	447	17%	1,289	16%	1,388	16%
Selling, general and administrative	239	10%	208	8%	849	11%	918	12%
Depreciation and amortization	15	1%	20	1%	48	1%	63	1%
	2,102	89%	2,265	86%	6,980	90%	7,561	90%

Income from operations	267	11%	362	14%	752	10%	859	10%

Interest income, net	9	0%	14	0%	34	0%	45	1%

Income before income taxes	276	11%	376	14%	786	10%	904	11%

Provision for income taxes	106	4%	125	5%	303	4%	301	4%

Net income	$170	7%	$251	9%	$483	6%	$603	7%

Marketplace revenue

Marketplace revenue consists of transaction fees, association fees and other revenues net. Revenue also includes a nominal amount of ITEX dollars (non-cash). The following are the components of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three months ended April 30,		Percent	Nine months ended April 30,		Percent
	2017	2016	(decrease)	2017	2016	(decrease)

Transaction fees	$1,467	$1,645	-11%	$4,903	$5,308	-8%
Association fees	832	889	-6%	2,633	2,799	-6%
Other revenue	70	93	-25%	196	313	-37%
	$2,369	$2,627	-10%	$7,732	$8,420	-8%

Marketplace revenue decreased by $258 or 10%, for the three months ended April 30, 2017, as compared to the corresponding period ended April 30, 2016. Marketplace revenue decreased by $688 or 8% for the nine-month period ended April 30, 2017, as compared to the nine-month period ended April 30, 2016.

Transaction fee revenue for the three months ended April 30, 2017, as compared to the corresponding period of fiscal 2016, decreased by $178 or 11%. Transaction fee revenue for the nine-month period ended April 30, 2017, as compared to the corresponding period of fiscal 2016 decreased by $405 or 8%. The decrease for both the three and the nine month periods is the result of lower transaction volume.

Association fee revenue for the three months ended April 30, 2017, as compared to the corresponding three months of fiscal 2016, decreased by $57, or 6%. Association fee revenue for the nine months ended April 30, 2017, as compared to the corresponding period of fiscal 2016, decreased by $166, or 6%. The decrease for both the three and nine-month periods is due to a decrease in the net active membership accounts.

Other revenue for the three months ended April 30, 2017, as compared to the corresponding three months of fiscal 2016, decreased by $23 or 25%. Other revenue for the nine months ended April 30, 2017, as compared to the corresponding nine months of fiscal 2016, decreased by $117 or 37%.

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

Occasionally, we spend ITEX dollars in the Marketplace for our corporate needs. As discussed in the notes to our consolidated financial statements in our most recent Form 10-K filed with the SEC on October 19, 2016, we record ITEX dollar revenue in the amounts ultimately equal to expenses we incurred and paid for in ITEX dollars, resulting in an overall net effect of $0 on the operating and net income lines. We recorded $22 and $16 as ITEX dollar revenue for the three months ended April 30, 2017 and 2016, respectively. We recorded $64 and $119 as ITEX dollar revenue for the nine months ended April 30, 2017 and 2016, respectively.

The corresponding ITEX dollar expenses in the three and nine-month periods ended April 30, 2017 were for legal services, printing, outside services, and miscellaneous expenses. We plan to continue to utilize ITEX dollars for our corporate purposes in future periods.

Costs of Marketplace Revenue

Cost of Marketplace revenue consists of commissions paid to brokers, payment of processing fees and other expenses directly correlated to Marketplace revenue. The following are the main components of cost of Marketplace revenue that are included in the consolidated statements of income (in thousands) (unaudited):

	Three months ended April 30,		Percent	Nine months ended April 30,		Percent
	2017	2016	(decrease)	2017	2016	(decrease)

Transaction fee commissions	$1,108	$1,221	-9%	$3,693	$3,984	-7%
Association fee commissions	285	316	-10%	933	1,012	-8%
Other costs of revenue	51	53	-4%	168	196	-14%
	$1,444	$1,590	-9%	$4,794	$5,192	-8%

Costs of Marketplace revenue as percentage of total revenue	61%	61%		62%	62%

Costs of Marketplace revenue for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, decreased by $146 or 9%. Costs of Marketplace revenue for the nine months ended April 30, 2017, as compared to nine months ended April 30, 2016, decreased by $398 or 8%. The overall decrease in costs of Marketplace revenue corresponds to the decrease in total Marketplace revenue for the same periods.

Transaction fee commissions decreased by $113 or 9% for the three months ended April 30, 2017, as compared to the corresponding three months of fiscal 2016. Transaction fee commissions decreased by $291 or 7% for the nine months ended April 30, 2017 as compared to the corresponding period of fiscal 2016. The decrease in transaction fee commissions for both the three and nine month periods is due to similar decreases in the transaction fee revenue.

Association fee commissions decreased by $31 and $79 or 10% and 8%, respectively for the three and nine-month periods ended April 30, 2017 as compared to the corresponding periods of fiscal 2016. The decrease in association commissions was primarily due to the decrease in association fee revenue for the same periods.

Other costs of revenue consist of miscellaneous Marketplace-related expenses such as marketing and credit card processing fees and other commissions not associated with association or transaction revenue. Other costs of revenue decreased by $2 and $28 or 4% and 14%, respectively for the three and nine months ended April 30, 2017 as compared to the corresponding periods of fiscal 2016.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits include expenses for employee salaries and wages, payroll taxes, payroll related insurance, healthcare benefits, stock-based compensation, recruiting costs and other personnel related items.

Salaries, wages and employee benefits decreased by $43 or 10%, for the three months ended April 30, 2017 and decreased by $99 or 7%, for the nine months ended April 30, 2017 as compared to the corresponding period of fiscal 2016. The decrease in both periods is primarily related to a reduction in stock based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A) include consulting, legal and professional services, as well as expenses for rent and utilities, marketing, business travel, insurance, bad debts, business taxes, and other expenses. As discussed above in “ITEX Dollar Revenue”, certain ITEX dollar expenses are also included.

SG&A expenses increased by $31, or 15% for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. SG&A expenses decreased by $69 or 8% for the nine months ended April 30, 2017, as compared to the nine months ended April 30, 2016.

For the three months ended April 30, 2017 the increase is primarily due to an increase in rent of $7 and an increase in travel and meals of $13 for a regional conference we hosted for franchisees. For the nine months ended April 30, 2017, the decrease is due primarily to a decrease in supplies and legal fees offset somewhat by an increase in rents. Legal fees for the nine months ended April 30, 2017 decreased by $18 or 14%, compared to the nine months ended April 30, 2016. Rent for the nine months ended April 30, 2017 increased by $25 or 38%, as compared to the nine months ended April 30, 2016. Supplies for the nine months ended April 30, 2017 decreased by $56 or 43%.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation on our fixed assets and amortization of our intangible assets.

Depreciation and amortization decreased by $5 and $15 or 25% and 24%, respectively for the three and the nine months ended April 30, 2017, as compared to the three and the nine months ended April 30, 2016. The decrease is primarily related to the completion of the amortization of a non-compete agreement and membership lists associated with acquisition of certain assets.

Other income

Other income includes interest received on notes receivable and promissory notes. Interest income is derived primarily from our notes receivable from corporate-owned office sales and general loans to brokers.

Income Taxes

We recognized a $106 and $303 provision for income taxes, in the three and nine-month periods ended April 30, 2017, respectively, as compared to the $125 and $301 provision for income taxes in the three and nine-month periods ended April 30, 2016. Provision for income taxes increased by $2 for the nine months ended April 30, 2017, as compared to the corresponding period of fiscal 2016. The increase in income taxes in 2017 as a percentage of pre-tax income was due to a slight increase in tax rate used in the comparable periods as a result of the expected blended rate.

The effective federal tax rate related to our provision for income taxes in the three and nine months ended April 30, 2017 is higher to that used in the same periods ended April 30, 2016 due to timing differences in deferred tax treatment. The effective state tax rate related to our provision for income taxes in the three and nine months ended April 30, 2017 and 2016 is lower than statutory rates due to the resolution of certain state tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We finance our ongoing operations primarily from existing cash, investing activities, and cash flows from operations. As of April 30, 2017, and July 31, 2016, we had $3,828 and $3,235, respectively, in cash.

The following table presents a summary of our cash flows for the nine months ended April 30, 2017 and 2016 (in thousands) (unaudited):

	Nine months ended April 30,
	2017	2016

Cash provided by operating activities	$587	$810
Cash provided by investing activities	310	152
Cash used in financing activities	(304)	(312)
Increase in cash	$593	$650

We believe that our financial condition is stable and that our cash balances, other liquid assets, and cash flows from operating activities provide adequate resources to fund ongoing operating requirements.

Inflation has not had a material impact on our business. Inflation affecting the U.S. dollar is not expected to have a material effect on our operations in the foreseeable future.

Operating Activities

For the nine months ended April 30, 2017 net cash provided by operating activities was $587 compared with $810 in the nine months ended April 30, 2016 a decrease of $223 or 28%. The decrease in net cash provided by the operating activities is a result of the decrease in net income and the net change in operating assets and liabilities.

The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income, and changes in the operating assets and liabilities, as presented below (in thousands) (unaudited):

	Nine months ended April 30,
	2017	2016

Net income	$483	$603
Add: non-cash expenses	553	761
Changes in operating assets and liabilities	(449)	(554)
Net cash provided by operating activities	$587	$810

Non-cash expenses are primarily associated with the amortization of intangible assets, depreciation and amortization of property and equipment, stock-based compensation expense, and the changes in the deferred portion of the provision for income taxes and bad debt.

Investing Activities

Net cash provided by investing activities was primarily the result of the collections on notes receivable from corporate office sales and broker loans.

For the nine months ended April 30, 2017, net cash provided by investing activities was $310 compared with $152 provided by investing activities in the nine months ended April 30, 2016, an increase of $158 or 103%. In the nine months ended April 30, 2017, the net cash provided by investing activities was related to $311 in note receivable principal collections.

Financing Activities

Our net cash used in financing activities consists of cash dividends to stockholders, discretionary repurchases of our common stock and principal payments on stockholders’ notes receivable.

For the nine months ended April 30, 2017, net cash used in financing activities was $304 compared with $312 used in financing activities in the nine months ended April 30, 2016, a decrease of cash used in financing activities of $8 or 3%.

In the nine months ended April 30, 2017, we declared and paid $208 in cash dividends to our stockholders and paid $99 to repurchase 26 shares of our common stock through our stock repurchase program offset by $3 received in principal payments on stockholder notes receivable.

In the nine months ended April 30, 2016, we declared and paid $208 in cash dividends to our stockholders and $106 to repurchase 28 shares of our common stock through our stock repurchase program offset by $2 received in principal payments on stockholder notes receivable.

Commitments

The Company leases office space for the Company’s corporate headquarters in Bellevue, Washington. The lease expiration date is March 31, 2022.

The lease expense for our executive office space for the nine months ended April 30, 2017 and 2016 was $90 and $65, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases or any affiliated purchaser during the three months ended April 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
02/01/17 - 02/28/17	2	$4.00	2	$893,106
03/01/17 - 03/31/17	9,666	$3.70	9,666	$857,342
04/01/17 - 04/30/17	10,297	$3.87	10,297	$817,492

(1)	Amounts shown in this column reflect amounts remaining under the $2.0 million stock repurchase program, authorized by the Board of Directors and announced on March 9, 2010. The program authorizes the repurchase of shares in open market purchases or privately negotiated transactions, has no expiration date and may be modified or discontinued by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEX CORPORATION
(Registrant)

Date: June 13, 2017	By:	/s/ Steven White
Steven White
Chief Executive Officer
(Duly Authorized Officer)

Date: June 13, 2017	By:	/s/ John Wade
John Wade
Chief Financial Officer

